Form 10-Q
period 1993-11-30
SCHULMAN A INC
filed 1994-01-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 1993 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                        -----------    -----------
         Commission file number: 2-45166
                                 ----------

              A. Schulman, Inc. and its Consolidated Subsidiaries
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                           34-0514850
         -------------------------------          ---------------------
         (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

3550 West Market Street,      Akron, Ohio                44333
- -----------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (216) 666-3751
- -----------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


- ------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

            Number of common shares outstanding
as of December 31, 1993 - 29,940,102

                               A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                                  For the three months ended
                                                  --------------------------
                                                 November 30,   November 30,
                                                     1993           1992
                                                     ----           ----
                                                          Unaudited
                                                          ---------
Net sales                                        $167,960,000      $181,732,000
Interest and other income                           2,110,000         2,181,000
                                                 ------------      ------------
                                                  170,070,000       183,913,000
                                                 ------------      ------------
Costs and expenses:
     Cost of goods sold                           137,492,000       150,980,000
     Selling, general and
        administrative expenses                    17,198,000        17,802,000
     Interest expense                                 172,000           366,000
     Foreign currency transaction
         losses (gains)                               (17,000)          294,000
     Minority interest                                 78,000            63,000
                                                 ------------      ------------
                                                  154,923,000       169,505,000
                                                 ------------      ------------
Income before taxes and cumulative
     effect of accounting changes                  15,147,000        14,408,000
Provision for U.S. and foreign
     income taxes                                   5,360,000         5,586,000
                                                 ------------      ------------
Income before cumulative effect
     of accounting changes                          9,787,000         8,822,000

Cumulative effect of accounting
     changes:
       Postretirement benefits other
         than pensions (Note 5)                             -        (4,841,000)
       Income taxes (Note 6)                                -         2,672,000
                                                 ------------      ------------
Net income                                       $  9,787,000      $  6,653,000

Per share of common stock:
     Income before cumulative effect
       of accounting changes                            $ .33             $ .30
     Cumulative effect of accounting
       changes:
         Postretirement benefits other
           than pensions (Note 5)                          -               (.16)
         Income taxes (Note 6)                             -                .09
                                                        -----             -----
     Net income                                         $ .33             $ .23
                                                        =====             =====
     Dividends                                          $ .08             $ .07
                                                        =====             =====


Average shares outstanding                         29,920,894        29,711,445

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                         November 30,     August 31,
Assets                                                       1993            1993
                                                         ------------     -----------
                                                                  Unaudited
                                                                  ---------
Current assets:
Cash and cash equivalents (Note 3)                        $ 59,294,000    $ 69,690,000

   Short-term investments, at cost                          58,033,000      43,850,000
   Accounts receivable, less allowance
         for doubtful accounts of $4,284,000 at
         November 30, 1993 and $3,974,000 at
         August 31, 1993                                    99,285,000      93,653,000
   Inventories, average cost or market,
         whichever is lower                                105,763,000      94,952,000
   Prepaids, including tax effect of
         temporary differences                               9,627,000      10,596,000
                                                          ------------    ------------
               Total current assets                        332,002,000     312,741,000
                                                          ------------    ------------

Other assets:
   Cash surrender value of life insurance                      284,000         299,000
   Deferred charges, etc., including tax effect
         of temporary differences                            9,797,000       9,869,000
                                                          ------------    ------------
                                                            10,081,000      10,168,000
                                                          ------------    ------------

Property, plant and equipment, at cost:
   Land and improvements                                     4,612,000       4,674,000
   Buildings and leasehold improvements                     47,959,000      47,441,000
   Machinery and equipment                                 117,218,000     118,302,000
   Furniture and fixtures                                   13,094,000      13,001,000
   Construction in progress                                 10,871,000       7,648,000
                                                          ------------    ------------
                                                           193,754,000     191,066,000
   Accumulated depreciation and investment grants
         of $500,000 at November 30, 1993 and
         $541,000 at August 31, 1993                       108,766,000     106,110,000
                                                          ------------    ------------

                                                            84,988,000      84,956,000
                                                          ------------    ------------

                                                          $427,071,000    $407,865,000
                                                          ============    ============


                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                        November 30,     August 31,
    Liabilities and Stockholders' Equity                   1993            1993
                                                        ------------     -----------
                                                                  Unaudited
                                                                  ---------
Current liabilities:
  Notes payable                                        $  1,000,000    $       -
  Current portion of long-term debt                          31,000          31,000
  Accounts payable                                       51,440,000      36,433,000
  U.S. and foreign income taxes payable                  11,077,000       8,611,000
  Accrued payrolls, taxes and related benefits           14,229,000      15,395,000
  Other accrued liabilities                              13,776,000      14,341,000
                                                      -------------   -------------
       Total current liabilites                          91,553,000      74,811,000
                                                      -------------   -------------

Long-term debt                                            8,139,000      10,149,000

Other long-term liabilities                              24,437,000      23,971,000

Deferred income taxes                                     2,973,000       3,062,000

Minority interest                                         1,321,000       1,663,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
         par value, authorized, issued and
         outstanding - 10,707 shares                      1,071,000       1,071,000
  Special stock, 1,000,000 shares authorized,
         none outstanding                                         -               -
  Common stock, $1 par value
         Authorized - 50,000,000 shares (Note 7)
         Issued - 30,372,151 shares at November 30, 1993
         and 30,353,526 shares at August 3l, 1993        30,372,000      30,354,000
  Other capital                                          34,010,000      33,569,000
  Cumulative foreign currency translation
       adjustment                                         6,802,000      10,247,000
  Retained earnings                                     237,908,000     230,529,000
  Treasury stock, at cost, 442,674 shares               (10,838,000)    (10,838,000)
  Unearned stock grant compensation                        (677,000)       (723,000)
                                                      -------------   -------------
         Common stock equity                            297,577,000     293,138,000
                                                      -------------   -------------
         Total stockholders' equity                     298,648,000     294,209,000
                                                      -------------   -------------

                                                       $427,071,000    $407,865,000
                                                      =============   =============


                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                                 Three months ended
                                                                 ------------------
                                                             November 30,    November 30,
                                                                 1993            1992
                                                               --------        --------
                                                                       Unaudited
                                                                       ---------
Provided (used in) operating activities:
     Net income                                               $ 9,787,000     $ 6,653,000
     Items not requiring the current use of cash:
            Cumulative effect of accounting changes:
                 Postretirement benefits other
                       than pensions (Note 5)                         -         4,841,000
                 Income taxes (Note 6)                                -        (2,672,000)
            Depreciation                                        3,891,000       3,834,000
            Non-current deferred taxes                            979,000         (63,000)
            Foreign pension and other compensation                544,000         591,000
            Postretirement benefit obligation                     300,000         230,000
     Changes in working capital:
            Accounts receivable                                (7,031,000)    (13,835,000)
            Inventories                                       (11,840,000)      2,064,000
            Prepaids                                              887,000       1,321,000
            Accounts payable                                   15,989,000      15,720,000
            Income taxes                                        2,559,000       1,585,000
            Accrued payrolls and other accrued liabilities     (1,362,000)        139,000
     Changes in other assets and other
            long-term liabilities                              (1,092,000)       (177,000)
                                                             ------------    ------------
                 Net cash provided from operating activities   13,611,000      20,231,000
                                                             ------------    ------------
Provided (used in) investing activities:
     Expenditures for property, plant and equipment            (5,099,000)     (3,417,000)
     Disposals of property, plant and equipment                   437,000         429,000
     Purchases of short-term investments                      (19,413,000)     (7,057,000)
     Proceeds from sales of short-term investments              4,477,000            -
                                                             ------------    ------------
                 Net cash used for investing activities       (19,598,000)    (10,045,000)
                                                             ------------    ------------
Provided (used in) financing activities:
     Cash dividends paid                                       (2,393,000)     (2,079,000)
     Increase of notes payable                                  1,000,000       1,700,000
     Reduction of long-term debt                               (2,008,000)         (4,000)
     Exercise of stock options                                    459,000         814,000
     Increase (decrease) in minority interest                    (342,000)         63,000
                                                             ------------    ------------
                 Net cash provided (used in) financing
                       activities                              (3,284,000)        494,000
                                                             ------------    ------------
Effect of exchange rate changes on cash                        (1,125,000)     (7,601,000)
                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents          (10,396,000)      3,079,000

Cash and cash equivalents at beginning of year                 69,690,000      73,952,000
                                                             ------------    ------------
Cash and cash equivalents at end of period                    $59,294,000     $77,031,000
                                                             ============     ===========



                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the three months ended November 30, 1993 are not necessarily indicative of the results expected for the year ended August 31, 1994.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $52,542,000 at November 30, 1993 and $61,498,000 at August 31,
1993. Investments with maturities between three and twelve months are considered to be short-term investments.

(4) A summary of the stockholders' equity accounts for the three months ended November 30, 1993 is as follows:

                                                                               Foreign      Unearned
                                                                               Currency     Stock
                                         Common       Other        Retained    Translation  Grant
                                         Stock       Capital       Earnings    Adjustment   Compensation
                                         -----      --------       --------    -----------  ------------
Balance-September 1, 1993          $30,354,000   $33,569,000      $230,529,000  $10,247,000   $(723,000)
Net income                                                           9,787,000
Dividends paid or accrued:
     Preferred                                                         (13,000)
     Common, $.08 per share                                         (2,395,000)
Stock options exercised                 18,000       441,000
Foreign currency
     translation adjustment                                                      (3,445,000)
Amortization of
     restricted stock                                                                            46,000
                                   -----------   -----------      ------------  -----------   ---------
Balance-November 30, 1993          $30,372,000   $34,010,000      $237,908,000  $ 6,802,000   $(677,000)
                                   ===========   ===========      ============  ===========   =========


(5) Effective September 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years that employees render service. The cumulative effect of this change to September 1, 1992 was to decrease pretax income by $7.7 million and net income by $4.8 million or $.16 per share.
(6) Effective September 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires the Company to adopt the liability method of accounting for income taxes. The cumulative effect of this change to September 1, 1992 was to increase net income by $2.7 million or $.09 per share.
(7) On December 9, 1993, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 75,000,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
- -----------------------------------------

     Net sales for the three months ended November 30, 1993 were $168 million, a decrease of 7.6% from sales of $181.7 million for the comparable period in 1992. A comparison of net sales by classification for the three months ended November 30, 1993 and 1992 is as follows:

                                      (In Thousands)
                              Three Months Ended November 30,
                              -------------------------------
                                1993      1992    (Decrease)
                                ----      ----     --------
Manufacturing                 $102,492  $105,592   $ (3,100)
Merchant                        32,904    37,303     (4,399)
Distribution                    32,564    38,837     (6,273)
                              --------  --------   --------
                              $167,960  $181,732   $(13,772)
                              ========  ========   ========


         The translation effects from the stronger U.S. dollar decreased sales by $12.1 million.
         Total volume increased 2%. North American volume increased 17%, however, this was partially offset by a 6% decline in Europe. In addition, lower selling prices due to a continuing oversupply in the plastic resin market contributed to lower net sales.
         Gross margins on sales for 1993 were 18.1% compared to 16.9% in 1992. The largest portion of the increase occurred in manufacturing which was approximately 61% of total sales in 1993 compared to 58% in 1992.
Manufacturing sales traditionally have higher profit margins than merchant and distribution activities. A comparison of gross profit by classification for the three months ended November 30, 1993 and 1992 is as follows:

                                       (In Thousands)
                               Three Months Ended November 30,
                               -------------------------------
                                                   Increase
                                1993      1992    (Decrease)
                                ----      ----     --------
Manufacturing                 $ 20,899  $ 19,917   $    982
Merchant                         5,224     5,586       (362)
Distribution                     4,345     5,249       (904)
                               -------   -------    -------
                              $ 30,468  $ 30,752    $  (284)
                               =======   =======    =======


         Selling, general and administrative expenses decreased $604,000 in 1993. The strengthening of the U.S. dollar decreased these expenses by approximately $1.3 million.
         Interest expense decreased in 1993 due to reduced borrowing levels and lower interest rates.
         Gains on foreign currency transactions were greater in 1993 due to the changes in the value of currencies within the European Monetary System.
         The effective tax rate was 35.4% in 1993 and 38.8% in 1992. The reduction was due to lower taxes in Europe, resulting from the settlement of certain outstanding tax matters. It is anticipated that the tax rates for future quarters will return to more traditional levels.
         Earnings in Europe improved slightly in 1993 over 1992 primarily because of lower taxes and better margins. Sales were down $22 million on a volume decline of 6%. The translation effect from the stronger value of the U.S. dollar decreased revenues by

$12.1 million and net income by $862,000 or $.03 per share. Although the current recession makes it difficult to generate high levels of growth, economic conditions appear to be showing some signs of modest improvement.
         Most of the increase in earnings was from the North American operations. Sales were up $8.8 million or 15% on a volume increase of 17%. The North American operations have a solid level of orders for the next few months.


Material Changes in Financial Condition
- ---------------------------------------

         As of November 30, 1993, the current ratio was 3.6 to 1 and working capital was $240 million.
         Although net income per share was $.33, and cash dividends per share were $.08 for the three months ended November 30, 1993, book value per share only increased $.14 during this period. The translation effect of the stronger U.S. dollar reduced stockholders' equity by $3.4 million, or $.11 per share during this period.
         The Company has entered into negotiations for the purchase of assets from ComAlloy International Corporation, an affiliate of Exxon Chemical Company. ComAlloy is based in Nashville, Tennessee and is a supplier of application-engineered thermoplastic blends and alloys to a variety of industries, including automotive, appliance, electrical and recreational goods markets. Sales for this business would be approximately $30 million annually. The purchase would be financed from cash generated from operations and current credit lines.
         Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the recognition by employers of benefits provided to former or inactive employees after employment but before retirement, has not yet been adopted by the Company. This statement will be effective for the Company in fiscal 1995. A determination has not been made at this time as to its impact on the Company.

Part II - Other Information
- ---------------------------

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a)  The Company's Annual Meeting of Shareholders was held December 9, 1993.

(c) (1) Shareholders elected the four Class I Directors nominated by the Board of Directors:

                                    Affirmative           Votes
                                     Votes Cast          Withheld
                                    -----------          ---------

                 Larry A. Kushkin      24,535,984          156,628

                 Franz A. Loehr        24,535,182          157,430

                 Alan L. Ockene        24,531,247          161,365

                 Robert G. Wallace     24,537,009          155,603

         (2) Shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

                 Affirmative      Negative                          Broker
                 Votes Cast       Votes Cast      Abstentions       Non-Votes
                 -----------      ----------      -----------       ---------
                 23,233,557       1,085,387         373,668           -0-

         (3) Shareholders ratified the Board of Directors' selection of independent accountants for fiscal year ending August 31, 1994.

                 Affirmative      Negative                          Broker
                 Votes Cast       Votes Cast      Abstentions       Non-Votes
                 -----------      ----------      -----------       ---------

                 24,665,081           5,520          22,011           -0-

         Detailed information relating to the above is set forth in the Company's Proxy Statement dated November 12, 1993.


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) The Company filed a Current Report on Form 8-K dated November 30, 1993 pursuant to Item 5 of such Form. The following financial statements were filed as Exhibits to such form:

     (1) Restated Statement of Consolidated Income of the Company for the three-month periods ended November 30, 1992, February 28, 1993 and May 31, 1993 and the nine-month period ended May 31, 1993 (unaudited);

     (2) Restated Consolidated Balance Sheet of the Company as at November 30, 1992, February 28, 1993 and May 31, 1993 (unaudited).

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date January 14, 1994            A. Schulman, Inc.
     ------------------    ----------------------------------
                                    (Registrant)





                           -----------------------------------------
                           R. A. Stefanko, Executive Vice President-
                           Finance & Administration
                           (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)