Form 10-Q
period 1994-02-28
SCHULMAN A INC
filed 1994-04-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 1994 or
                                        -----------------
         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number: 2-45166
                                 -------

              A. Schulman, Inc. and its Consolidated Subsidiaries
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                     34-0514850
- -------------------------------           -------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

3550 West Market Street,      Akron, Ohio                      44333
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                (216) 666-3751
- -------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


- -------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              -----    -----


            Number of common shares outstanding
as of March 31, 1994 - 37,457,784 (after adjustment for the five-for-four stock split to be paid in the form of a 25% stock dividend on April 15, 1994)

                                                      A. SCHULMAN, INC.
                                       STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                  For the three months ended  For the six months ended
                                  --------------------------  ------------------------
                                  February 28,  February 28,  February 28,  February 28,
                                     1994          1993          1994          1993
                                     ----          ----          ----          ----
                                           Unaudited                   Unaudited
                                           ---------                   ---------
Net sales                         $168,055,000  $159,936,000  $336,015,000  $341,668,000
Interest and other income            1,852,000     1,916,000     3,962,000     4,097,000
                                  ------------  ------------  ------------  ------------
                                   169,907,000   161,852,000   339,977,000   345,765,000
                                  ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of goods sold               138,867,000   133,722,000   276,359,000   284,702,000
  Selling, general and
    administrative expenses         16,365,000    15,409,000    33,563,000    33,211,000
  Interest expense                     169,000       302,000       341,000       668,000
  Foreign currency transaction
    losses (gains)                     131,000        (2,000)      114,000       292,000
  Minority interest                     83,000        34,000       161,000        97,000
                                  ------------  ------------  ------------  ------------
                                   155,615,000   149,465,000   310,538,000   318,970,000
                                  ------------  ------------  ------------  ------------

Income before taxes and cumulative
  effect of accounting changes      14,292,000    12,387,000    29,439,000    26,795,000
Provision for U.S. and foreign
  income taxes                       5,336,000     4,589,000    10,696,000    10,175,000
                                  ------------  ------------  ------------  ------------
Income before cumulative effect
  of accounting changes              8,956,000     7,798,000    18,743,000    16,620,000

Cumulative effect of accounting
  changes:
    Postretirement benefits other
      than pensions (Note 5)              -             -             -       (4,841,000)
    Income taxes (Note 6)                 -             -             -        2,672,000
                                  ------------  ------------  ------------  ------------
Net income                        $  8,956,000  $  7,798,000  $ 18,743,000  $ 14,451,000
                                  ============  ============  ============  ============

Per share of common stock (Note 7):
  Income before cumulative effect
    of accounting changes                $ .24         $ .21         $ .50         $ .45
  Cumulative effect of accounting
    changes:
      Postretirement benefits other
        than pensions (Note 5)              -             -             -           (.13)
      Income taxes (Note 6)                 -             -             -            .07
                                         -----         -----         -----         -----
  Net income                             $ .24         $ .21         $ .50         $ .39
                                         =====         =====         =====         =====

  Dividends                              $.072         $.064         $.136         $ .12
                                         =====         =====         =====         =====

Average shares outstanding (Note 7) 37,436,690    37,385,752    37,418,904    37,262,528

                                                            A. SCHULMAN, INC.
                                                CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                            February 28,     August 31,
         Assets                                               1994            1993
                                                            ------------    ------------
                                                                     Unaudited
                                                                     ---------
Current assets:
  Cash and cash equivalents (Note 3)                        $ 74,356,000    $ 69,690,000
  Short-term investments, at cost                             39,166,000      43,850,000
  Accounts receivable, less allowance
         for doubtful accounts of $4,256,000 at
         February 28, 1994 and $3,974,000 at
         August 31, 1993                                     112,922,000      93,653,000
  Inventories, average cost or market,
         whichever is lower                                  112,018,000      94,952,000
  Prepaids, including tax effect of
         temporary differences                                 8,460,000      10,596,000
                                                            ------------    ------------
            Total current assets                             346,922,000     312,741,000
                                                            ------------    ------------

Other assets:
   Cash surrender value of life insurance                        291,000         299,000
   Deferred charges, etc., including tax effect
         of temporary differences                              9,119,000       9,869,000
                                                            ------------    ------------
                                                               9,410,000      10,168,000
                                                            ------------    ------------

Property, plant and equipment, at cost:
   Land and improvements                                       4,672,000       4,674,000
   Buildings and leasehold improvements                       48,840,000      47,441,000
   Machinery and equipment                                   121,942,000     118,302,000
   Furniture and fixtures                                     13,467,000      13,001,000
   Construction in progress                                   10,105,000       7,648,000
                                                            ------------    ------------
                                                             199,026,000     191,066,000
   Accumulated depreciation and investment grants
         of $476,000 at February 28, 1994 and
         $541,000 at August 31, 1993                         113,577,000     106,110,000
                                                            ------------    ------------
                                                              85,449,000      84,956,000
                                                            ------------    ------------

                                                            $441,781,000    $407,865,000
                                                            ============    ============

                                                           A. SCHULMAN, INC.
                                                CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                       February 28,     August 31,
  Liabilities and Stockholders' Equity                     1994            1993
                                                       ------------    ------------
                                                                Unaudited
                                                                ---------
Current liabilities:
  Notes payable                                        $  3,800,000    $       -
  Current portion of long-term debt                          32,000          31,000
  Accounts payable                                       57,091,000      36,433,000
  U.S. and foreign income taxes payable                   7,178,000       8,611,000
  Accrued payrolls, taxes and related benefits           13,743,000      15,395,000
  Other accrued liabilities                              14,483,000      14,341,000
                                                       ------------    ------------
       Total current liabilites                          96,327,000      74,811,000
                                                       ------------    ------------

Long-term debt                                            5,134,000      10,149,000

Other long-term liabilities                              25,267,000      23,971,000

Deferred income taxes                                     3,005,000       3,062,000

Minority interest                                         1,404,000       1,663,000

Stockholders' equity (Notes 4 and 7):
  Preferred stock, 5% cumulative, $100
      par value, authorized, issued and
      outstanding - 10,707 shares                         1,071,000       1,071,000
  Special stock, 1,000,000 shares authorized,
      none outstanding                                          -               -
  Common stock, $1 par value
      Authorized - 75,000,000 shares
      Issued - 37,895,458 shares at February 28, 1994
      and 30,353,526 shares at August 3l, 1993           37,895,000      30,354,000
  Other capital                                          34,787,000      33,569,000
  Cumulative foreign currency translation
       adjustment                                        11,698,000      10,247,000
  Retained earnings                                     236,662,000     230,529,000
  Treasury stock, at cost, 442,674 shares               (10,838,000)    (10,838,000)
  Unearned stock grant compensation                        (631,000)       (723,000)
                                                       ------------    ------------
       Common stock equity                              309,573,000     293,138,000
                                                       ------------    ------------
       Total stockholders' equity                       310,644,000     294,209,000
                                                       ------------    ------------

                                                       $441,781,000    $407,865,000
                                                       ============    ============

                                                            A. SCHULMAN, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                                             Six months ended
                                                             ----------------
                                                        February 28,    February 28,
                                                          1994            1993
                                                          ----            ----
                                                                Unaudited
                                                                ---------
Provided (used in) operating activities:
  Net income                                            $18,743,000     $14,451,000
  Items not requiring the current use of cash:
    Cumulative effect of accounting changes:
      Postretirement benefits other
        than pensions (Note 5)                                 -          4,841,000
      Income taxes (Note 6)                                    -         (2,672,000)
    Depreciation                                          7,637,000       7,583,000
    Non-current deferred taxes                              947,000        (142,000)
    Foreign pension and other compensation                1,077,000       1,149,000
    Postretirement benefit obligation                       600,000         460,000
  Changes in working capital:
    Accounts receivable                                 (18,814,000)    (23,995,000)
    Inventories                                         (17,184,000)     12,617,000
    Prepaids                                              2,141,000       2,140,000
    Accounts payable                                     20,531,000      13,226,000
    Income taxes                                         (1,424,000)     (2,186,000)
    Accrued payrolls and other accrued liabilities       (1,435,000)      1,742,000
  Changes in other assets and other
    long-term liabilities                                  (428,000)       (283,000)
                                                         -----------     -----------
      Net cash provided from operating activities        12,391,000      28,931,000
                                                         -----------     -----------
Provided (used in) investing activities:
   Expenditures for property, plant and equipment         (8,356,000)     (6,726,000)
   Disposals of property, plant and equipment                251,000         367,000
   Purchases of short-term investments                   (20,873,000)    (28,444,000)
   Proceeds from sales of short-term investments          25,796,000      17,417,000
                                                         -----------     -----------
      Net cash used for investing activities              (3,182,000)    (17,386,000)
                                                         -----------     -----------
Provided (used in) financing activities:
   Cash dividends paid                                    (5,088,000)     (4,472,000)
   Increase (decrease) of notes payable                    3,800,000      (4,800,000)
   Increase of long-term debt                                   -            113,000
   Reduction of long-term debt                            (5,015,000)        (12,000)
   Exercise of stock options                               1,269,000       2,255,000
   Increase (decrease) in minority interest                 (259,000)         97,000
                                                         -----------     -----------
      Net cash used in financing activities               (5,293,000)     (6,819,000)
                                                         -----------     -----------
 Effect of exchange rate changes on cash                     750,000      (8,765,000)
                                                         -----------     -----------
 Net increase (decrease) in cash and cash equivalents      4,666,000      (4,039,000)

 Cash and cash equivalents at beginning of year           69,690,000      73,952,000
                                                         -----------     -----------
 Cash and cash equivalents at end of period              $74,356,000     $69,913,000
                                                         ===========     ===========

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1) The results of operations for the six months ended February 28, 1994 are not necessarily indicative of the results expected for the year ended August
31, 1994.

(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $63,863,000 at February 28, 1994 and $61,498,000 at August 31, 1993.
Investments with maturities between three and twelve months are considered to be short-term investments.

(4)  A summary of the stockholders' equity accounts for the six months ended
February 28, 1994 is as follows:

                                                                   Foreign      Unearned
                                                                   Currency     Stock
                             Common         Other       Retained   Translation  Grant
                             Stock         Capital      Earnings   Adjustment   Compensation
                             -----         -------      --------   ----------   ------------
Balance-September 1, 1993  $30,354,000  $33,569,000  $230,529,000  $10,247,000   $(723,000)
Net income                                             18,743,000
Dividends paid or accrued:
  Preferred                                               (27,000)
  Common, $.136 per share                              (5,093,000)
Stock options exercised         51,000    1,218,000
Five-for-four stock split
  payable as a 25% stock
  dividend on April 15, 1994 7,490,000                 (7,490,000)
Foreign currency
  translation adjustment                                             1,451,000
Amortization of
  restricted stock                                                                  92,000
                           -----------  -----------  ------------  -----------   ---------
Balance-February 28, 1994  $37,895,000  $34,787,000  $236,662,000  $11,698,000   $(631,000)
                           ===========  ===========  ============  ===========   =========


(5) Effective September 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years that employees render service. The cumulative effect of this change to September 1, 1992 was to decrease pretax income by $7.7 million and net income by $4.8 million or $.13 per share.

(6) Effective September 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires the Company to adopt the liability method of accounting for income taxes. The cumulative effect of this change to September 1, 1992 was to increase net income by $2.7 million or $.07 per share.

(7) On March 10, 1994, the Board of Directors declared a five-for-four stock split payable in the form of a 25% stock dividend on April 15, 1994 to shareholders of record on March 25, 1994. The consolidated financial statements and all per share amounts, where appropriate, have been adjusted to reflect the split.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
- -----------------------------------------

     A comparison of net sales by classification for both the three month and six month periods ending February 28, 1994 and 1993 is as follows:

                                      (In Thousands)
                Three Months Ended February 28,  Six months ended February 28,
                -------------------------------  -----------------------------
                                                                     Increase
                 1994      1993     Increase     1994      1993    (Decrease)
                 ----      ----     --------     ----      ----    ----------
Manufacturing  $102,706  $ 96,650   $ 6,056    $205,198  $202,242   $ 2,956
Merchant         32,141    31,399       742      65,045    68,702    (3,657)
Distribution     33,208    31,887     1,321      65,772    70,724    (4,952)
               --------  --------   -------    --------  --------   -------
               $168,055  $159,936   $ 8,119    $336,015  $341,668   $(5,653)
               ========  ========   =======    ========  ========   =======

     The translation effects from the stronger U.S. dollar decreased sales by $5.7 million in the quarter and $17.8 million for the six month period.
     Total volume increased approximately 7% for the quarter and 5% for the six month period. North American volume advanced 12% for the quarter and 15% for the six month period. North American volume increased due to strong demand from a broad range of markets, particularly the automotive industry. European volume was up 3% for the quarter but declined 1% during the six month period. European volume was aided by a higher level of manufacturing sales.

     Gross margins on sales for the quarter were 17.4% compared to 16.4% for the same quarter of last year. Gross margins on sales for the six months ended February 28, 1994 were 17.8% compared with 16.7% for the comparable six month period last year. Gross profits from manufacturing accounted for most of these increases due to higher levels of production. A comparison of gross profit by classification for both the three month and six month periods ending February 28, 1994 and 1993 is as follows:

                                     (In Thousands)
              Three Months Ended February 28,  Six Months Ended February 28,
              -------------------------------  -----------------------------
                                    Increase                        Increase
                 1994      1993    (Decrease)    1994      1993    (Decrease)
                 ----      ----    ----------    ----      ----    ----------
Manufacturing   $19,993   $17,146   $ 2,847     $40,892   $37,063   $ 3,829
Merchant          4,724     4,779       (55)      9,948    10,365      (417)
Distribution      4,471     4,289       182       8,816     9,538      (722)
                -------   -------   -------     -------   -------   -------
                $29,188   $26,214   $ 2,974     $59,656   $56,966   $ 2,690
                =======   =======   =======     =======   =======   =======

     Selling, general and administrative expenses increased in 1994 due to higher compensation levels and additional costs to support the increase in sales volume. The strengthening of the U.S. dollar decreased these expenses by $956,000 for the quarter and $352,000 for the six month period.
     Interest expense decreased in 1994 due to reduced borrowing levels and lower interest rates.
     Foreign currency transaction losses and gains are due to changes in the value of currencies within the European Monetary System.
     The effective tax rates for the three months ended February 28 were 37.3% in 1994 and 37.0% in 1993. For the six months ended February 28, the effective tax rates were

36.3% in 1994 and 38.0% in 1993. During the 1994 first quarter, certain outstanding tax matters were settled in Europe which reduced the effective tax rate for the six months ended February 28, 1994.
     The translation effect from the stronger U.S. dollar reduced net income $231,000 or $.01 per share during the second quarter and $1,093,000 or $.03 per share for the six month period.
     European net income was up 9% in the 1994 second quarter mainly because of a 3% improvement in tonnage and slightly better profit margins from manufacturing operations. Margins were better in manufacturing due to higher levels of production than last year when some of our European plants had extended holiday shutdowns because of weak customer demand and inventory reduction programs. At present, the European manufacturing facilities have a good level of orders and some resin prices are increasing. However, the European recession and competitive price pressures continue to slow the rate of growth, especially in Germany.
     Most of the increase in sales and approximately two thirds of the increase in net income was from the North American operations. For the three months ended February 28, 1994, sales were up $8.0 million on a volume increase of 12%. The North American operations have a solid level of orders for the next few months.


Material Changes in Financial Condition
- ---------------------------------------

     As of February 28, 1994, the current ratio was 3.6 to 1 and working capital was $251 million.
     On March 31, 1994, the Company acquired the assets of ComAlloy International Corporation, an affiliate of Exxon Chemical Company.
ComAlloy is based in Nashville, Tennessee and is a supplier of thermoplastic blends and alloys, typically used in applications requiring high strength. Initial sales for this business will be approximately $30 million annually.
     The ratio of long-term liabilities to capital was 8.9% at February 28, 1994 and 10.4% at August 31, 1993. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. During the six months ended February 28, 1994, the Company reduced the borrowing under its revolving credit agreement by $5 million. However, in March 1994, the Company borrowed an additional $18 million under this credit agreement primarily to finance the acquisition of assets at ComAlloy International Corporation.
     Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the recognition by employers of benefits provided to former or inactive employees after employment but before retirement, has not yet been adopted by the Company. This statement will be effective for the Company in fiscal 1995. A determination has not been made at this time as to its impact on the Company.

Part II - Other Information
- ---------------------------

     Items 1 through 6 are not applicable or the answer to such items is negative, therefore, the items have been omitted and no reference is required in this report.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date  April 14, 1994                     A. Schulman, Inc.
    ------------------               -----------------------------------------
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