Form 10-Q
period 1994-05-31
SCHULMAN A INC
filed 1994-07-14
CIK 87565

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 1994 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number: 2-45166
                                 -------

             A. Schulman, Inc. and its Consolidated Subsidiaries
 ------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                               34-0514850
- - -------------------------------          ---------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

  3550 West Market Street,      Akron, Ohio                      44333
 ------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)


                                (216) 666-3751
 ------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


 ------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----
            Number of common shares outstanding
as of June 30, 1994 - 37,456,744

                                                               A. SCHULMAN, INC.
                                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                   For the three months ended  For the nine months ended
                                   --------------------------  -------------------------
                                     May 31,       May 31,       May 31,       May 31,
                                      1994          1993          1994          1993
                                      ----          ----          ----          ----
                                          Unaudited                    Unaudited
                                          ---------                    ---------
Net sales                         $203,766,000  $185,115,000  $539,781,000  $526,783,000
Interest and other income            1,787,000     1,981,000     5,749,000     6,078,000
                                  ------------  ------------  ------------  ------------
                                   205,553,000   187,096,000   545,530,000   532,861,000
                                  ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of goods sold               168,005,000   152,088,000   444,364,000   436,790,000
  Selling, general and
    administrative expenses         17,544,000    17,469,000    51,107,000    50,680,000
  Interest expense                     345,000       357,000       686,000     1,025,000
  Foreign currency transaction
    losses (gains)                     (66,000)     (124,000)       48,000       168,000
  Minority interest                     88,000        62,000       249,000       159,000
                                  ------------  ------------  ------------  ------------
                                   185,916,000   169,852,000   496,454,000   488,822,000
                                  ------------  ------------  ------------  ------------

Income before taxes and cumulative
  effect of accounting changes      19,637,000    17,244,000    49,076,000    44,039,000
Provision for U.S. and foreign
  income taxes                       7,570,000     6,981,000    18,266,000    17,156,000
                                  ------------  ------------  ------------  ------------
Income before cumulative effect
  of accounting changes             12,067,000    10,263,000    30,810,000    26,883,000

Cumulative effect of accounting
  changes:
    Postretirement benefits other
      than pensions  (Note 5)             -             -             -       (4,841,000)
    Income taxes (Note 6)                 -             -             -        2,672,000
                                  ------------  ------------  ------------  ------------
Net income                        $ 12,067,000  $ 10,263,000  $ 30,810,000  $ 24,714,000
                                  ============  ============  ============  ============

Per share of common stock (Note 7):
   Income before cumulative effect
     of accounting changes               $ .32         $ .27         $ .82         $ .72
   Cumulative effect of accounting
     changes:
       Postretirement benefits other
         than pensions (Note 5)              -             -             -          (.13)
       Income taxes (Note 6)                 -             -             -           .07
                                         -----         -----         -----         -----
   Net income                            $ .32         $ .27         $ .82         $ .66
                                         =====         =====         =====         =====
   Dividends                             $.075         $.064         $.211         $.184
                                         =====         =====         =====         =====

Average shares outstanding (Note 7) 37,456,544    37,388,565    37,431,450    37,304,541

                                        A. SCHULMAN, INC.
                                CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                              May 31,        August 31,
         Assets                                                1994             1993
                                                            ------------    ------------
                                                                     Unaudited
                                                                     ---------
Current assets:
   Cash and cash equivalents (Note 3)                       $ 58,124,000    $ 69,690,000
   Short-term investments, at cost                            58,578,000      43,850,000
   Accounts receivable, less allowance
     for doubtful accounts of $4,627,000 at
     May 31, 1994 and $3,974,000 at
     August 31, 1993                                         121,497,000      93,653,000
   Inventories, average cost or market,
     whichever is lower                                      132,069,000      94,952,000
   Prepaids, including tax effect of
     temporary differences                                     8,707,000      10,596,000
                                                            ------------    ------------
        Total current assets                                 378,975,000     312,741,000
                                                            ------------    ------------

Other assets:
   Cash surrender value of life insurance                        304,000         299,000
   Deferred charges, etc., including tax effect
     of temporary differences                                 12,806,000       9,869,000
                                                            ------------    ------------
                                                              13,110,000      10,168,000
                                                            ------------    ------------

Property, plant and equipment, at cost:
   Land and improvements                                       5,263,000       4,674,000
   Buildings and leasehold improvements                       51,631,000      47,441,000
   Machinery and equipment                                   129,781,000     118,302,000
   Furniture and fixtures                                     14,259,000      13,001,000
   Construction in progress                                   12,745,000       7,648,000
                                                            ------------    ------------
                                                             213,679,000     191,066,000
   Accumulated depreciation and investment grants
     of $673,000 at May 31, 1994 and
     $541,000 at August 31, 1993                             119,303,000     106,110,000
                                                            ------------    ------------
                                                              94,376,000      84,956,000
                                                            ------------    ------------

                                                            $486,461,000    $407,865,000
                                                            ============    ============

                                                               A. SCHULMAN, INC.
                                                        CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                          May 31,        August 31,
  Liabilities and Stockholders' Equity                     1994            1993
                                                        ------------    ------------
                                                                Unaudited
                                                                ---------
Current liabilities:
  Notes payable                                         $  7,100,000    $       -
  Current portion of long-term debt                           33,000          31,000
  Accounts payable                                        65,618,000      36,433,000
  U.S. and foreign income taxes payable                    3,865,000       8,611,000
  Accrued payrolls, taxes and related benefits            14,770,000      15,395,000
  Other accrued liabilities                               14,989,000      14,341,000
                                                        ------------    ------------
       Total current liabilites                          106,375,000      74,811,000
                                                        ------------    ------------

Long-term debt                                            23,129,000      10,149,000

Other long-term liabilities                               26,458,000      23,971,000

Deferred income taxes                                      3,090,000       3,062,000

Minority interest                                          1,493,000       1,663,000

Stockholders' equity (Notes 4 and 7):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,707 shares                            1,071,000       1,071,000
  Special stock, 1,000,000 shares authorized,
    none outstanding                                            -               -
  Common stock, $1 par value
    Authorized - 75,000,000 shares
    Issued - 37,899,218 shares at May 31, 1994
      and 30,353,526 shares at August 3l, 1993            37,899,000      30,354,000
  Other capital                                           34,882,000      33,569,000
  Cumulative foreign currency translation
     adjustment                                           17,597,000      10,247,000
  Retained earnings                                      245,891,000     230,529,000
  Treasury stock, at cost, 442,674 shares                (10,838,000)    (10,838,000)
  Unearned stock grant compensation                         (586,000)       (723,000)
                                                        ------------    ------------
        Common stock equity                              324,845,000     293,138,000
                                                        ------------    ------------
        Total stockholders' equity                       325,916,000     294,209,000
                                                        ------------    ------------

                                                        $486,461,000    $407,865,000
                                                        ============    ============


                                                        A. SCHULMAN, INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                           Nine months ended
                                                           -----------------
                                                         May 31,          May 31,
                                                          1994             1993
                                                          ----             ----
                                                               Unaudited
                                                               ---------
Provided (used in) operating activities:
  Net income                                            $30,810,000     $24,714,000
    Items not requiring the current use of cash:
       Cumulative effect of accounting changes:
         Postretirement benefits other
           than pensions (Note 5)                              -          4,841,000
       Income taxes (Note 6)                                   -         (2,672,000)
    Depreciation                                         11,320,000      11,407,000
    Non-current deferred taxes                              964,000        (198,000)
    Foreign pension and other compensation                1,627,000       1,714,000
    Postretirement benefit obligation                       900,000         690,000
  Changes in working capital:
    Accounts receivable                                 (24,543,000)    (21,490,000)
    Inventories                                         (35,225,000)     13,843,000
    Prepaids                                              2,007,000       1,726,000
    Accounts payable                                     27,165,000      20,411,000
    Income taxes                                         (4,789,000)     (1,270,000)
    Accrued payrolls and other accrued liabilities         (525,000)      5,601,000
  Changes in other assets and other
    long-term liabilities                                (4,035,000)       (281,000)
                                                        -----------     -----------
      Net cash provided from operating activities         5,676,000      59,036,000
                                                        -----------     -----------
Provided (used in) investing activities:
  Expenditures for property, plant and equipment        (19,907,000)    (12,646,000)
  Disposals of property, plant and equipment                227,000         283,000
  Purchases of short-term investments                   (39,063,000)    (41,246,000)
  Proceeds from sales of short-term investments          26,076,000      20,564,000
                                                        -----------     -----------
      Net cash used for investing activities            (32,667,000)    (33,045,000)
                                                        -----------     -----------
Provided (used in) financing activities:
  Cash dividends paid                                    (7,911,000)     (6,865,000)
  Increase (decrease) of notes payable                    7,100,000      (3,800,000)
  Increase of long-term debt                             13,000,000         113,000
  Reduction of long-term debt                               (23,000)        (20,000)
  Exercise of stock options                               1,368,000       2,255,000
  Increase (decrease) in minority interest                 (170,000)        159,000
  Investment grants from foreign countries                  239,000            -
                                                        -----------     -----------
      Net cash provided (used in) financing activities   13,603,000      (8,158,000)
                                                        -----------     -----------
Effect of exchange rate changes on cash                   1,822,000      (6,567,000)
                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents    (11,566,000)     11,266,000

Cash and cash equivalents at beginning of year           69,690,000      73,952,000
                                                        -----------     -----------
Cash and cash equivalents at end of period              $58,124,000     $85,218,000
                                                        ===========     ===========

                              A. SCHULMAN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the nine months ended May 31, 1994 are not necessarily indicative of the results expected for the year ended August 31, 1994.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $42,635,000 at May 31, 1994 and $61,498,000 at August 31, 1993. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4)  A summary of the stockholders' equity accounts for the nine months ended
May 31, 1994 is as follows:

                                                                   Foreign       Unearned
                                                                   Currency      Stock
                            Common         Other       Retained    Translation   Grant
                             Stock        Capital      Earnings    Adjustment    Compensation
                           -----------  -----------  ------------  -----------   ---------
Balance-September 1, 1993  $30,354,000  $33,569,000  $230,529,000  $10,247,000   $(723,000)
Net income                                             30,810,000
Dividends paid or accrued:
  Preferred                                               (40,000)
  Common, $.211 per share                              (7,918,000)
Stock options exercised         55,000    1,313,000
Five-for-four stock split
  paid as a 25% stock
  dividend on April 15, 1994 7,490,000                 (7,490,000)
Foreign currency
  translation adjustment                                             7,350,000
Amortization of
  restricted stock                                                                 137,000
                           -----------  -----------  ------------  -----------   ---------
Balance-May 31, 1994       $37,899,000  $34,882,000  $245,891,000  $17,597,000   $(586,000)
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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
- - -----------------------------------------
     A comparison of net sales by classification for both the three month and nine month periods ending May 31, 1994 and 1993 is as follows:

                                         (In Thousands)
                 Three Months Ended May 31,      Nine months ended May 31,
                 --------------------------      -------------------------
                 1994      1993     Increase     1994      1993    Increase
                 ----      ----     --------     ----      ----    --------
Manufacturing  $122,014  $113,065   $ 8,949    $327,212  $315,307   $11,905
Merchant         40,319    35,890     4,429     105,364   104,592       772
Distribution     41,433    36,160     5,273     107,205   106,884       321
               --------  --------   -------    --------  --------   -------
               $203,766  $185,115   $18,651    $539,781  $526,783   $12,998
               ========  ========   =======    ========  ========   =======

     The translation effects from the stronger U.S. dollar decreased sales by $5.7 million in the quarter and $23.6 million for the nine month period.
     Volume increased in all classifications during 1994. Total volume was up approximately 13% for the quarter and 8% for the nine month period. North American volume increased approximately 19% for the quarter and 16% for the nine month period. European volume also advanced approximately 9% for the quarter and 2% for the nine month period.
     Gross margins on sales for the quarter were 17.6% compared to 17.8% for the same quarter of last year. The decrease in gross margins was due to competitive market conditions, especially in Europe. Gross margins on sales for the nine months ended May 31, 1994 were 17.7% compared with 17.1% for the comparable nine month period last year. A comparison of gross profit by classification for both the three month and nine month periods ending May 31, 1994 and 1993 is as follows:

                                         (In Thousands)
                 Three Months Ended May 31,      Nine months ended May 31,
                 --------------------------      -------------------------
                 1994      1993     Increase     1994      1993    Increase
                                                                   (Decrease)
                 ----      ----     --------     ----      ----    --------
Manufacturing   $24,549   $22,595   $ 1,954     $65,441   $59,658   $ 5,783
Merchant          5,800     5,347       453      15,748    15,712        36
Distribution      5,412     5,085       327      14,228    14,623      (395)
                -------   -------   -------     -------   -------   -------
                $35,761   $33,027   $ 2,734     $95,417   $89,993   $ 5,424
                =======   =======   =======     =======   =======   =======

     Gross profits from manufacturing accounted for most of these increases due to a higher volume of sales. However, merchant and distribution gross profit margins are lower mainly because of market pricing conditions.
     Selling, general and administrative expenses increased in 1994 due to higher compensation levels and additional costs to support the increase in sales volume. The strengthening of the U.S. dollar decreased these expenses by $414,000 for the quarter and $2,328,000 for the nine month period.
     Interest expense decreased in 1994 due to lower interest rates. Interest expense for the 1994 quarter increased over preceding quarters due to the purchase of ComAlloy International Corporation's assets.
     Foreign currency transaction losses and gains are due to changes in the value of currencies within the European Monetary System.

     Other income is lower primarily due to lower interest income from temporary investments, primarily because of lower European interest rates.
     The effective tax rates for the three months ended May 31 were 38.5% in 1994 and 40.5% in 1993. For the nine months ended May 31, the effective tax rates were 37.2% in 1994 and 38.9% in 1993. During 1994, the statutory tax rate was reduced in Germany. This decrease was partially offset by the imposition of a surtax in Belgium. Also, during the 1994 first quarter, certain outstanding tax matters were settled in Europe which reduced the effective tax rate for the nine months ended May 31, 1994.
     The translation effect from the stronger U.S. dollar reduced net income $484,000 or $.01 per share during the third quarter and $1,576,000 or $.04 per share for the nine month period.
     European net income was up 14% in the 1994 third quarter on a volume increase of 9%. At present the European manufacturing facilities have a good level of orders and pricing generally has stabilized or is increasing for certain basic resins. In addition, there should be a positive translation effect on sales and profits due to the recent sharp decline in the value of the U.S. dollar. However, Europe's recovery from their recession appears to be slow and gradual.
     In North America, product demand remains strong, order levels are good, and there has been a continued firming of resin prices.

Material Changes in Financial Condition
- - ---------------------------------------
     As of May 31, 1994, the current ratio was 3.6 to 1 and working capital was $273 million.
     On March 31, 1994, the Company acquired the assets of ComAlloy International Corporation, an affiliate of Exxon Chemical Company. ComAlloy is based in Nashville, Tennessee and is a supplier of thermoplastic blends and alloys, typically used in applications requiring high strength. Initial sales for this business will be approximately $30 million annually.
     The ratio of long-term liabilities to capital was 13.2% at May 31, 1994 and 10.4% at August 31, 1993. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. In March 1994, the Company borrowed an additional $18 million under its revolving credit agreement primarily to finance the acquisition of assets at ComAlloy International Corporation.
     Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the recognition by employers of benefits provided to former or inactive employees after employment but before retirement, has not yet been adopted by the Company. This statement will be effective for the Company in fiscal 1995. A determination has not been made at this time as to its impact on the Company.

Part II - Other Information
- - ---------------------------

     Items 1 through 6 are not applicable or the answer to such items is negative, therefore, the items have been omitted and no reference is required in this report.