Form 10-K
period 1994-08-31
SCHULMAN A INC
filed 1994-11-23
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-K


(Mark One)

  [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

  For the fiscal year ended August 31, 1994 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

  For the transition period from ___________ to _____________.

  Commission File No. 0-7459

                              A. SCHULMAN, INC.
   ------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       Delaware                               34-0514850
- - - ------------------------          -----------------------------------
(State of Incorporation)          (I.R.S. Employer Identification No.)

   3550 West Market Street, Akron, Ohio              44333
- - - ------------------------------------------      ----------------
 (Address of Principal Executive Offices)           (ZIP Code)

Registrant's telephone number, including area code: (216)666-3751
                                                    -------------
Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 Par Value
                         -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.   Yes  X  No
                                                         --     --


                      [Cover continued on following page]

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 24, 1994: $1,050,204,452
                      --------------
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

37,467,120 Common Shares, $1.00 Par Value, at October 24, 1994.
- - - ---------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                  Part of Form 10-K
Document                                        in Which Incorporated
- - - --------                                        ---------------------
Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement
Dated November 11, 1994                                 III and IV

Portions of the Registrant's 1994
Annual Report to Stockholders                           I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 11, 1994 shall be deemed incorporated by reference herein.

                                     PART I
                                     ------

ITEM I.   BUSINESS
- - - ------    --------
      A. Schulman, Inc. (the "Company") was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.
      The Company operates in one industry segment which is the sale of plastic resins to customers who use the products as raw materials in their manufacturing operations. For informative reasons, the Company classifies its activities within its only industry segment as manufacturing, merchant or distribution. These activities are carried on in all markets and geographic areas in which the Company operates. The Company purchases plastic resins and other materials which either can be sold directly to customers or used by the Company in the manufacture of other products for sale to customers. Because of their interchangeable nature, inventories are not segregated as to
manufacturing, merchant or distribution activities.      All of the products
which the Company sells are used for the same purpose--as raw material to be molded or extruded by the Company's customers. The Company has one sales force and it utilizes the same warehouses for all of its products and materials.
      The first classification, manufacturing, involves primarily the formulation and manufacture of proprietary plastic compounds engineered to fulfill the application requirements of the Company's customers. These compounds, also known as engineered products, are formulated in the Company's laboratories and are manufactured in the Company's nine plastics compounding plants in North America and Europe. The Company combines basic resins purchased from plastic resin producers with various additives in accordance with formulae and specifications developed in the Company's laboratories. Customers for the Company's proprietary plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. Proprietary compounds are produced by the Company generally on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company and public warehouses.
      The Company's proprietary plastic compounds are sold to manufacturers and suppliers in various markets such as consumer products, electrical/electronics, packaging, office equipment, automotive and agriculture. For example, these compounds are used in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, capacitor housings and wire and cable insulation for power generation, distribution and control systems; the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; the office equipment industry for such products as cases and housings for computers, folders and binders, stack trays and panels and drawers for copying machines; the automotive industry for such products as grills, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; and the agriculture industry for such products as greenhouse coverings, protective film for plants and agricultural mulch.
      On March 31, 1994, the Company, through a wholly-owned subsidiary, acquired the assets of ComAlloy International Corporation, a subsidiary of Exxon Chemical. This acquisition expanded the Company's product line of engineered plastics to include alloys designed for demanding high-strength applications. These materials are used in the automotive market and in applications for specialty construction materials, plumbing devices, hand and power tools, farm equipment, and recreational products such as exercise equipment, and commercial food handling items.
      The Company manufactures various flame retardant engineered compounds, including Polyman(R), Polyflam(R) and Polyvin(R). These compounds are used in applications such as telephone system terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.
      Schulamid(R), a nylon compound, can be unfilled, reinforced or impact-modified and is used in applications which require good impact strength and resistance to high temperatures and chemicals. Typical applications include under-the-hood automotive components and various building and consumer products.
      The Company manufactures Superohm(R), a specialized elastomer-based compound for use as insulation for high and medium voltage wire and cable which may be either flame retardant or resistant to high temperatures. The Company also manufactures Formion(R), a specialized compound which has good impact strength, is resistant to abrasion and has performance characteristics which do not decrease in low temperatures. This product is sold principally to the transportation industry for use in bumper blocks and protective rub strips.
      In addition, the Company manufactures Polytrope(R), a thermoplastic elastomer which has high resiliency and good impact resistance. Presently, the principal market is the domestic automotive industry. Typical applications are valance panels, body side moldings, grills and bumper rub strips. Parts molded from Polytrope(R) weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.
      Polypur(R), a polyurethane-based compound manufactured by the Company, has good thermal stability, is easy to mold and can be finished with only one coat of paint. It presently is used for automotive exterior body components and trim parts such as body side moldings.
      The Company also manufactures Polyfort(R), a reinforced polypropylene compound for applications which require stiffness and resistance to heat distortion. Examples of such applications are coffee makers, binders for computer printouts, seatbacks and under-the-hood products for automobiles. Schulink(R), a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance.
      The Company's plastics compounding operations include the manufacture of Polybatch(R), an additive or color concentrate used for modifying various plastic resins. An additive concentrate provides various physical properties required by customers. These properties include slip, anti-slip, UV stabilizers, etc. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its proprietary concentrates using its formulae and purchased prime natural resins. These concentrates are sold to manufacturers of plastic products. The Company also manufactures Polyblak(R), a line of black concentrates. In addition, the Company manufactures custom concentrates using resins and formulae supplied by customers.
      Concentrates provide specific color and/or other physical properties used in the manufacture of film for packaging, household goods, toys, automotive parts, mechanical goods and other plastic items. Black concentrates, which are resistant to weather and sunlight, are used by wire and cable manufacturers for insulation coating and in the production of plastic pipe, black film and other black plastic items.
      Custom plastics compounding, or tolling, which accounted for less than 5% of the Company's revenues from manufacturing in its latest fiscal year, involves the use of resins and formulae provided by customers. Custom compounding is done principally for major plastic resin producers. The Company is compensated on the basis of an agreed price per pound plus an additional charge for any additives and packaging supplied by the Company.
      The Company also is engaged in the manufacture of rubber shims and tie pads. A rubber shim is placed between two metals to prevent direct abrasive contact. The principal market for rubber shims is the automotive industry. A tie pad is a rubber pad generally inserted between the metal rail and the wood tie in railroad trackage to reduce heat on the tie. The activities described in this paragraph constitute a minor portion of the Company's business.
      In the second classification within its plastics industry segment, the Company, through its sales offices in North America and Europe, acts as a merchant which buys prime and off-grade plastic resins and resells these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. Prime resins are purchased from these producers and usually are sold to small and medium-sized customers. In addition to prime resins, the Company also purchases supplies of resins resulting from overruns, changes in customers' specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply generally in proportion to the total industry production of plastic resins.
      In the third classification within its plastics industry segment, the Company, in its European operations, acts as a distributor for several major resin producers which include Huels AG, BASF, Dow Chemical, Exxon Chemical, and ATOCHEM.
      The Company is the exclusive third-party United States distributor for Enichem America, Inc. of prime polychloroprene (neoprene), nitrile and EPDM rubber. These products are purchased by the Company and are sold principally to the adhesive industry and to manufacturers of wire and cable products, automotive oil-resistant products, footwear heels and soles and heavy duty conveyor belting. Further, the Company is the exclusive third-party United States, Canada and Mexico distributor of nylon 11 and 12 for Elf Atochem North America, Inc. Nylon 11 and 12 are used in the rotational molding business and the extrusion and injection molding markets. The Company also acts as the exclusive United States distributor for Vestolit, a polyvinyl chloride dispersion resin manufactured by Huels AG of Marl, Germany.
      In addition, the Company acts as United States distributor of Escorene(R) polypropylene resins and Escorene(R) roto molding resins, both manufactured by Exxon Chemical. In 1994, the Company became the exclusive distributor in the United States for Exxon Chemical of polyethylene used in injection molding, EMA and EVA. The Company also acts as a distributor in Canada of K-Resin(R) for Phillips Petroleum and polypropylene for Epsilon Products Company.
      Supplemental information regarding net sales and gross profit of the Company's three classifications within its only industry segment is set forth on page 28 of the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.
      The Company's operations outside the United States are an important part of its business. The Company's foreign subsidiaries manufacture additives, concentrates, flame retardants and other proprietary and custom plastic compounds, act as merchants of plastic resins, and distribute certain plastic resins for foreign prime producers.
      Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas and the amount of inter-geographic area sales for the last three years is set forth in Note 10 of the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.
      N.V. A. Schulman Plastics, S.A., a Belgian subsidiary located in Bornem, manufactures proprietary and custom concentrates and compounds. These products principally are sold in Germany,

France, the Benelux countries, Italy and the Far East.
      A. Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, manufactures proprietary and custom plastic concentrates which are sold primarily in the United Kingdom.
      A. Schulman GmbH, a German subsidiary located in Sindorf, operates seven sales offices and manufactures proprietary and custom plastic compounds. In addition, a major portion of the sales volume of this subsidiary is derived from the purchase and sale of prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 1994, this subsidiary purchased approximately 34% of the compounds manufactured in the Bornem, Belgium plant. Approximately 22% of the sales volume of A. Schulman GmbH during the same period was derived from its distribution activity of selling plastic resins and compounds of Huels AG. This subsidiary also distributes products for Dow Chemical and Exxon Chemical.
      A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures proprietary and custom plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes K-Resin(R) for Phillips Petroleum and polypropylene for Epsilon Products Company. These products are sold primarily in Canada. Its principal sales office is located in Toronto.
      A. Schulman AG, a Swiss subsidiary located in Zurich, is engaged as a merchant of plastic resins and sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company.
      A. Schulman, S.A., a French subsidiary, has four sales offices in France and is a distributor in France for ATOCHEM, a merchant of plastic resins, and sells compounds manufactured by the Company's subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France.
      Diffusion Plastique is a Paris-based distributor of plastic materials.
A. Schulman Plastics, S.A., another French subsidiary, is located in Givet, France. This subsidiary produces plastic concentrates for the Company's European market. Both A. Schulman, S.A. and Diffusion Plastique are distributors in France for BASF.
      A. Schulman de Mexico, S.A. de C.V., ASI Employment, S.A. de C.V., and AS Mex Hold, S.A. de C.V., each a Mexican subsidiary, have been formed in connection with the Company's investment in a new production facility in Mexico.
      The Company has a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical Corporation, one of the largest chemical companies in Japan. This partnership has a manufacturing line at the Company's Bellevue, Ohio facility. The Company's partner provides technical and manufacturing expertise.

      As of August 31, 1994, the Company had approximately 797 employees in the United States and approximately 966 employees in its foreign operations. Substantially all of the Company's hourly production employees are represented by various unions under collective bargaining agreements.
      The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 208 technical personnel. The Company's plastic compounding business is to a degree dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.
      A large part of the Company's technical activities relates to the development of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company; however, the amounts spent during the last three fiscal years have not been material.
      Management believes that compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings or competitive position of the Company.
      During the year ended August 31, 1994, the Company's five
largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than on a temporary basis.
      The raw materials required by the Company readily are available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company's proprietary plastic compounds are polypropylene, ABS (acrylontrile butadiene styrene), PVC (polyvinyl chloride), polyethylene and polystyrene.
      The Company's business is highly competitive. In its manufacturing classification, the Company competes with producers of the basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. Although no industry statistics are available, the Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in the United States and Europe which is not also engaged in the petrochemical industry or a basic producer of plastic resins. Each of these ten to fifteen competitors competes with the Company generally in its own local market area.
      The Company also competes with others as a merchant and
distributor of plastic resins, synthetic rubber and other products. No accurate information is available to the Company as to the extent of its competitors' sales and earnings in these classifications, but management believes that the Company has only a small fraction of the total market.
      The principal methods of competition in plastics manufacturing and distribution are innovation, quality, service and price. In the Company's merchant classification, the principal methods of competition are service and price. The primary competitive advantages of the Company arise from its financial capabilities, its excellent supplier relationships and its ability to provide quality plastic compounds at competitive prices.
      The Company uses various trademarks and trade names in its business. These trademarks and trade names protect certain names in respect of the Company's products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. Although these trademarks and trade names contribute to profitability, the Company does not consider a material part of its business to be dependent on such trademarks and trade names. The Company also has some patents in various parts of the world for certain of its products. The products covered by these patents do not constitute a material part of the Company's business.
      ITEM 2.   PROPERTIES
      ------    ----------
      The Company owns and operates five plastics compounding plants in North America and four in Europe. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

                                      Approximate       Approximate
                                        Capacity         Floor Area
Location                                 (lbs.)        (Square Feet)
- - - --------------------------------------------------------------------
Akron, Ohio                               73,000,000        104,000
Bellevue, Ohio                            80,000,000(1)     141,000
Orange, Texas                             72,000,000        122,000
Nashville, Tennessee                      60,000,000         90,000
Bornem, Belgium                          130,000,000        356,000
Crumlin Gwent, South Wales (2)(a)         47,000,000         85,000
Givet, France(2)(b)                       40,000,000         50,000
St. Thomas, Ontario, Canada(2)(c)         50,000,000        104,000
Sindorf, Germany                          90,000,000        320,000(3)
                                         -----------

                                         642,000,000 (2)(a),(b),(c),
                                         ===========    (d),(e)


(1) Includes capacity of approximately 12 million pounds from a manufacturing line owned by The Sunprene Company, a partnertship in which the Company has a 70% partnership interest.

(2)   Excludes the following capital projects:

    (a) A new manufacturing line having a capacity of approximately 12 million pounds is being installed. This line will commence operations in fiscal 1995.
            A new warehouse facility consisting of approximately 11,000 square feet is being constructed and is scheduled for completion in fiscal 1995.

    (b) A new manufacturing line having a capacity of approximately 12 million pounds is being installed. This line will commence operations in fiscal 1995. Also, approximately 20,000 square feet of space is being constructed and is scheduled for completion in fiscal 1995.

    (c) A new manufacturing line having a capacity of 12 million pounds is being installed. This new line will replace an existing manufacturing line having a capacity of 5 million pounds and will commence operations in fiscal 1995.

    (d) The Company recently commenced construction in central Mexico of a new production facility. The total investment including land, building, equipment and working capital, will be approximately $15 million. This facility is expected to have an initial annual capacity of approximately 40 million pounds and is scheduled to commence operations in late fiscal 1995.

    (e) The Company plans to invest $6 million in a new manufacturing facility in Indonesia. This facility is expected to have an initial annual capacity of approximately 13 million pounds and is scheduled to commence operations in fiscal 1996.

(3) Includes approximately 28,000 square feet of sales and administrative office space, 196,000 square feet of warehouse space, and 96,000 square feet for manufacturing.

      The approximate annual plastics compounding capacity set forth in the preceding Table is based upon several factors, including the weekly five-day, three-shift basis on which the Company customarily operates. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant, as a plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual pounds of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company's plants or the profitability of the plastic compounds produced.
      The Company also owns and operates a rubber shim and tie pad plant in East St. Louis, Illinois having a floor area of approximately 65,000 square feet.
      The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.
      Public warehouses are used wherever needed to store the

Company's products conveniently for shipment to customers. The number of public warehouses in use varies from time to time, but a yearly average approximates 35. The Company also leases approximately 100,000 square feet of warehouse space located in Sindorf and Horrem, Germany.
      The Company owns its corporate headquarters which is located in Akron, Ohio and which contains approximately 48,000 square feet of usable floor space. The Company leases sales offices in various locations in the United States, Canada, the United Kingdom, Mexico and Europe.
ITEM 3.   PENDING LEGAL PROCEEDINGS
- - - ------    -------------------------
      The Company is not a party to any material pending legal proceedings.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - ------    ---------------------------------------------------
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1994.
                      EXECUTIVE OFFICERS OF THE COMPANY
                      ---------------------------------
      The age (as of October 24, 1994), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.
      Terry L. Haines: Age 48; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990; and prior to that time General Manager of A. Schulman

Canada Ltd. since 1986.
    Robert A. Stefanko: Age 51; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and formerly Vice President--Finance since 1979.
      Larry A. Kushkin: Age 54; Executive Vice President--International Automotive Operations of the Company since 1989 and prior to that time Vice President--Automotive Sales of the Company since 1977.
      Brian R. Colbow:  Age 47; Treasurer of the Company since 1984.
      Alain C. Adam: Age 46; Vice President--Automotive Marketing since 1990; formerly General Manager--Automotive Marketing since 1989 and prior to that time Manager--Automotive Marketing since 1985.
      Leonard E. Emge: Age 64; Vice President--Manufacturing since 1993 and prior to that time General Plant Manager--North America since 1985.
      James H. Berick: Age 61; Secretary of the Company since 1979 and Chairman, Berick, Pearlman & Mills Co., L.P.A., Cleveland, Ohio (attorneys).
                                   PART II
                                   -------
ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
- - - ------        -------------------------------------------------
              STOCKHOLDER MATTERS
              -------------------
      The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

      Additional information in response to this Item is set forth on page 1 of the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.
ITEM 6.   SELECTED FINANCIAL DATA
- - - ------    -----------------------
      Information in response to this Item is set forth on pages 28 and 29 of the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - - ------    ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------
      Information in response to this Item is set forth on pages 26 and 27 of the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - - ------    -------------------------------------------
          (a)  Financial Statements
               --------------------
      The financial statements, together with the report thereon of Price Waterhouse dated October 14, 1994, appearing on pages 14 through 25 of the Company's 1994 Annual Report to Stockholders, are incorporated herein by reference.
          (b) Supplementary Data
              ------------------
      Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-6 of this Form 10-K.
ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
- - - ------    -----------------------------------------------------
      None.

                                   PART III
                                   --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- - - -------   -----------------------------------------------
      The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" and "Compliance with
Section 16(a) of The Securities Exchange Act of 1934" in the Company's proxy statement dated November 11, 1994, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 19 and 20 of this Form 10-K and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
- - - -------   ----------------------
      Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 11, 1994, previously filed with the Commission, which information is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
- - - -------   ----------------------------------------
          OWNERS AND MANAGEMENT
          ---------------------
      Information in response to this Item is set forth under the caption "Election of Directors" in the Company's proxy statement dated November 11, 1994, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - - -------   ----------------------------------------------
      Information in response to this Item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement dated November 11, 1994, previously filed with the Commission, which information is incorporated herein by reference.


                                   PART IV
                                   -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
- - - -------   ---------------------------------------------------
          ON FORM 8-K
          -----------
      (a) The following documents are filed as part of this report:

                                                                       Page
                                                                       ----
              (1)  Financial Statements:
                   ---------------------
                   Report of Independent Accountants                    25*

                   Consolidated Statement of Income for
                   the three years ended August 31, 1994                14*


                   Consolidated Balance Sheet at August 31,
                   1994 and 1993                                        16*

                   Consolidated Statement of Cash Flows for
                   the three years ended August 31, 1994                18*

                   Consolidated Statement of Stockholders'
                   Equity for the three years ended August 31,
                   1994                                                 15*

                   Notes to Consolidated Financial
                   Statements                                           19*
___________
*Incorporated by reference from the indicated page of the Company's 1994 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1994 Annual Report to Stockholders is not deemed filed as part of this report.

                  (2)  Financial Statement Schedules:
                       ------------------------------
                       Report of Independent Accountants
                       on Financial Statement Schedules                 F-1

                       V-Property, Plant and Equipment                  F-2

                       VI-Reserves for Depreciation of
                       Property, Plant and Equipment                    F-3

                       VIII-Valuation and Qualifying Accounts           F-4

                       IX-Short-Term Borrowings                         F-5

                       X-Supplementary Income Statement
                       Information                                      F-6

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


      (3)  Exhibits:
           ---------
      Exhibit
      Number
      ------
      3(a)             Restated Certificate of Incorporation
                       (incorporated by reference to Exhibit 3(a) of the Company's Form 10-K for fiscal year ended August 31, 1990).

      3(b)             Certificate of Amendment of Certificate
                       of Incorporation filed January 14, 1987
                       (incorporated by reference to Exhibit 3(b) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      3(c)             Certificate of Amendment of Certificate of
                       Incorporation filed December 14, 1987.

      3(d) Certificate of Amendment of Certificate of Incorporation filed December 12, 1990 (incorporated by reference to Exhibit 3(d) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      3(e) By-Laws (incorporated by reference to Exhibit 3(c) of the Company's Form 10-K for fiscal year ended August 31, 1990).

      3(f) Amendment to By-Laws dated October 20, 1986 (incorporated by reference to Exhibit 3(f) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(a)*    1981 Incentive Stock Option Plan (incorporated by reference to
                Exhibit 10(b) of the Company's Form 10-K for fiscal year ended August 31, 1990).

      10(b)* A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(c)* A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement dated November 12, 1992 filed as Exhibit 28 of the Company's Form 10-K for fiscal year ended August 31, 1992).

      10(d)* Employment Agreement between the Company and Robert A. Stefanko dated December 28, 1990 (incorporated by reference to Exhibit 10(c) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(e)* Employment Agreement between the Company and Terry L. Haines dated December 28, 1990 (incorporated by reference to Exhibit 10(d) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(f)* Employment Agreement between the Company and Larry A. Kushkin dated December 28, 1990 (incorporated by reference to Exhibit 10(e) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(g)* Employment Agreement between the Company and Brian R. Colbow dated December 28, 1990 (incorporated by reference to Exhibit 10(f) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(h)* Employment Agreement between the Company and Alain C. Adam dated December 28, 1990 (incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(i)* Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(j)* Agreement between the Company and Larry A. Kushkin dated as of August 1, 1985 (incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(k)* Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) of the Company's Form 10-K for fiscal year ended August 31, 1992).

      10(l)* Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) of the Company's Form 10-K for fiscal year ended August 31, 1992).

      10(m)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1993 (incorporated by reference to Exhibit 10(n) of the Company's Form 10-K for fiscal year ended August 31, 1993).

      10(n) Credit Agreement between the Company, Society National Bank, First National Bank of Ohio and Union Bank of Switzerland dated as of June 30, 1993 (incorporated by reference to Exhibit 10(o) of the Company's Form 10-K for fiscal year ended August 31,
              1993).

      10(o) Amendment Agreement between the Company, Society National Bank, First National Bank of Ohio and Union Bank of Switzerland dated as of May 31, 1994.

      11      Computation of Earnings Per Common Share

      13      Company's 1994 Annual Report to Stockholders

      21      Subsidiaries of the Company

      23      Consent of Independent Accountants

      24      Powers of Attorney

      27      Financial Data Schedule

      99      Notice of Annual Meeting and Proxy Statement
              Dated November 11, 1994

      *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

      (b)     Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 1994.

                                   SIGNATURES
                                   ----------
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    A. SCHULMAN, INC.

By: /s/ Robert A. Stefanko
    -------------------------------
    Robert A. Stefanko
    Chairman of the Board of
    Directors and Executive Vice
    President - Finance and
    Administration

Dated:  November 23, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                   Date
- - - ---------                       -----                   ----
/s/ Terry L. Haines     Director and Principal   November 23, 1994
- - - ----------------------  Executive Officer
Terry L. Haines

/s/ Robert A. Stefanko  Director, Principal     November 23, 1994
- - - ----------------------  Financial Officer and
Robert A. Stefanko      Principal Accounting Officer

James H. Berick*        Director
Lucille G. Ford*        Director
Gordon E. Heffern*      Director
Larry A. Kushkin*       Director
Franz A. Loehr*         Director
Alan L. Ockene*         Director
Charles J. Pilliod*     Director
Paul Craig Roberts*     Director
Rene C. Rombouts*       Director
Robert G. Wallace*      Director
Peggy Gordon Elliott*   Director

      *By:  /s/ Robert A. Stefanko              November 23, 1994
            ----------------------
            Robert A. Stefanko
            Attorney-in-Fact

      *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     ------------------------------------
                        FINANCIAL STATEMENT SCHEDULES
                        -----------------------------


To the Board of Directors of A. Schulman, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 14, 1994 appearing on page 25 of the 1994 Annual Report to the Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorported by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and its method of accounting for postretirement health care benefits and life insurance, effective September 1, 1992.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP



Cleveland, Ohio
October 14, 1994

                                                                                                                        SCHEDULE V


                                                         A. SCHULMAN, INC.

                                            CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT


                                  Balance at                                                                      Balance at
                                  beginning    Additions   Retirements                Translation                  close of
        Classification            of period     at cost     or sales      Transfers   adjustment      Other         period
        --------------            ----------   ---------   -----------    ---------   -----------     -----       ----------
Year ended August 31, 1994:
  Land and improvements         $  4,674,000  $   630,000  $  (140,000)  $   442,000  $   207,000                $  5,813,000
  Buildings and leasehold
    improvements                  47,441,000  $ 2,050,000                  2,608,000    2,042,000   $(17,000)(1)   54,124,000
  Machinery and equipment        118,302,000    6,992,000   (2,157,000)   13,420,000    4,808,000                 141,365,000
  Furniture and fixtures          13,001,000    1,514,000      (64,000)      102,000      674,000                  15,227,000
  Construction in progress         7,648,000   14,116,000                (16,572,000)     188,000                   5,380,000
                                ------------  -----------  -----------   -----------  -----------   --------     ------------
                                $191,066,000  $25,302,000  $(2,361,000)  $      -     $ 7,919,000   $(17,000)    $221,909,000
                                ============  ===========  ===========   ===========  ===========   ========     ============

Year ended August 31, 1993:
  Land and improvements         $  5,213,000                             $    91,000  $  (630,000)               $  4,674,000
  Buildings and leasehold
    improvements                  52,242,000  $    19,000                  1,473,000   (6,276,000)  $(17,000)(1)   47,441,000
  Machinery and equipment        125,356,000    2,296,000  $(3,619,000)    8,123,000  (13,854,000)                118,302,000
  Furniture and fixtures          13,059,000    1,047,000     (250,000)      885,000   (1,740,000)                 13,001,000
  Construction in progress         3,935,000   14,796,000                (10,572,000)    (511,000)                  7,648,000
                                ------------  -----------  -----------   -----------  -----------   --------     ------------
                                $199,805,000  $18,158,000  $(3,869,000)  $      -    $(23,011,000)  $(17,000)    $191,066,000
                                ============  ===========  ===========   ===========  ===========   ========     ============


Year ended August 31, 1992:
  Land and improvements         $  4,163,000                             $   351,000  $   699,000                $  5,213,000
  Buildings and leasehold
    improvements                  43,095,000  $   423,000                  2,459,000    6,282,000   $(17,000)(1)   52,242,000
  Machinery and equipment         95,686,000    4,544,000  $(1,725,000)   14,291,000   12,560,000                 125,356,000
  Furniture and fixtures          10,026,000    1,476,000     (962,000)      736,000    1,783,000                  13,059,000
  Construction in progress        11,871,000    9,384,000                (17,837,000)     517,000                   3,935,000
                                ------------  -----------  -----------   -----------  -----------   --------     ------------
                                $164,841,000  $15,827,000  $(2,687,000)  $      -     $21,841,000   $(17,000)    $199,805,000
                                ============  ===========  ===========   ===========  ===========   ========     ============

Note:
(1) Amortization of leasehold improvements credited directly to asset accounts.

                                                                                                                     SCHEDULE VI


                                                         A. SCHULMAN, INC.

                              CONSOLIDATED RESERVES FOR DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                                           Provision for
                             Balance at    depreciation    Retirements                                    Balance at
                             beginning      charged to     renewals and     Translation                    close of
  Description                of period        income       replacements     adjustment        Other         period
  -----------                ----------    -------------   ------------     -----------       -----       ----------
Year ended August 31, 1994:
  Land improvements        $    201,000    $    63,000                                                  $    264,000
  Buildings                  17,983,000      1,878,000                    $    883,000                    20,744,000
  Machinery and equipment    79,396,000     11,170,000    $(2,071,000)       3,468,000                    91,963,000
  Furniture and fixtures      7,989,000      1,787,000        (58,000)         483,000                    10,201,000
  Investment grant              541,000       (187,000)                         39,000     $241,000(1)       634,000
                           ------------    -----------    -----------     ------------     --------     ------------
                           $106,110,000    $14,711,000    $(2,129,000)    $  4,873,000     $241,000     $123,806,000
                           ============    ===========    ===========     ============     ========     ============

Year ended August 31, 1993:
  Land improvements        $    155,000    $    46,000                                                  $    201,000
  Buildings                  18,595,000      1,875,000                    $ (2,487,000)                   17,983,000
  Machinery and equipment    81,278,000     11,222,000    $(3,397,000)      (9,707,000)                   79,396,000
  Furniture and fixtures      7,549,000      1,705,000       (175,000)      (1,090,000)                    7,989,000
  Investment grant              838,000       (148,000)                       (149,000)                      541,000
                           ------------    -----------    -----------     ------------     --------     ------------
                           $108,415,000    $14,700,000    $(3,572,000)    $(13,433,000)        -        $106,110,000
                           ============    ===========    ===========     ============     ========     ============

Year ended August 31, 1992:
  Land improvements         $   118,000    $    37,000                                                  $    155,000
  Buildings                  13,980,000      2,253,000                     $ 2,362,000                    18,595,000
  Machinery and equipment    62,678,000     10,946,000    $  (943,000)       8,597,000                    81,278,000
  Furniture and fixtures      5,888,000      1,490,000       (851,000)       1,022,000                     7,549,000
  Investment grant              852,000       (193,000)                        179,000                       838,000
                           ------------    -----------    -----------     ------------     --------     ------------
                           $83,516,000    $14,533,000    $(1,794,000)     $12,160,000         -        $108,415,000
                           ============    ===========    ===========     ============     ========     ============

Note:
(1) Received from various European countries as investment grants.  See Note 2 of Notes to Consolidated Financial Statements.

                                                                                                                   SCHEDULE VIII


                                                         A. SCHULMAN, INC.

                                                 VALUATION AND QUALIFYING ACCOUNTS



                                        Balance at   Charged to    Net                                Balance at
                                       beginning of   cost and     write   Translation                 close of
                                         period       expenses     offs    adjustment      Other        period
                                       -----------   ----------    -----   -----------     -----      ----------
Reserve for doubtful accounts

  Year ended August 31, 1994            $3,974,000   $298,000   $(450,000)  $ 139,000    $150,000(1)   $4,111,000

  Year ended August 31, 1993             4,433,000    655,000    (576,000)   (538,000)       -          3,974,000

  Year ended August 31, 1992             4,335,000  1,846,000  (2,240,000)    492,000        -          4,433,000


Valuation allowance - deferred tax assets

  Year ended August 31, 1994             5,557,000       -           -           -     (1,360,000)(2)   4,197,000

  Year ended August 31, 1993                  -     5,557,000        -           -           -          5,557,000


Note:
  (1) Acquisition of assets of ComAlloy International.
  (2) Represents current year change in valuation allowance for foreign tax credit carryforward benefits which are not likely to be utilized.

                                                                                                             SCHEDULE IX


                                                         A. SCHULMAN, INC.

                                                       SHORT-TERM BORROWINGS


                                                                 Maximum      Average      Weighted
                                                     Weighted     amount       amount       average
                                          Balance     average   outstanding  outstanding  interest rate
                                         at end of   interest   during the   during the    during the
                                          period       rate      period       period        period
                                         ---------   --------   -----------  -----------  -------------
Year ended August 31, 1994:
  Payable to U.S. banks                 $12,300,000    5.49%   $12,300,000   $3,359,000       4.52%
  Payable to foreign banks                    -0-       -       11,501,000      191,000       8.60%

Year ended August 31, 1993:
  Payable to U.S. banks                       -0-       -       11,300,000    2,859,000       3.80%
  Payable to foreign banks                    -0-       -       12,832,000      183,000      10.78%

Year ended August 31, 1992:
  Payable to U.S. banks                   4,800,000    4.13%    12,400,000    5,123,000       5.18%
  Payable to foreign banks                    -0-       -       15,612,000      625,000      11.71%

                                                                        SCHEDULE X


                            A. SCHULMAN, INC.

                SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                          Year ended August 31,
                                          ---------------------
                                     1994        1993         1992
                                     ----        ----         ----
Maintenance and repairs          $ 9,326,000  $ 8,724,000  $ 8,973,000

Depreciation and amortization     14,728,000   14,717,000   14,550,000

Taxes other than income taxes:
   Payroll                         7,720,000    7,565,000    6,845,000
   Property and other taxes        3,270,000    2,786,000    2,797,000

Rents                              2,606,000    2,391,000    2,444,000

Advertising                            (a)          (a)          (a)

Research and development               (a)          (a)          (a)


   (a)  Expenditures were less than 1% of total revenues.

                                                                F-6