Form 10-Q
period 1994-11-30
SCHULMAN A INC
filed 1995-01-13
CIK 87565

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1994 or
                                    -----------------

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number:  2-45166
                              -------


       A. Schulman, Inc. and its Consolidated Subsidiaries
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                               34-0514850
- -----------------------------------          -----------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

3550 West Market Street,      Akron, Ohio                           44333
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


                                (216) 666-3751
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


- --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____


     Number of common shares outstanding as of December 31, 1994 - 37,536,906

                               A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)



                                                             For the three months ended
                                                            ----------------------------
                                                            November 30,    November 30,
                                                                1994            1993
                                                                ----            ----
                                                                      Unaudited
                                                                      ---------
Net sales                                                    $251,241,000    $167,960,000
Interest and other income                                       1,664,000       2,110,000
                                                             ------------    ------------
                                                              252,905,000     170,070,000
                                                             ------------    ------------

Costs and expenses:
  Cost of goods sold                                          209,577,000     137,492,000
  Selling, general and administrative expenses                 21,037,000      17,198,000
  Interest expense                                                581,000         172,000
  Foreign currency transaction gains                             (106,000)        (17,000)
  Minority interest                                               166,000          78,000
                                                             ------------    ------------
                                                              231,255,000     154,923,000
                                                             ------------    ------------
Income before taxes                                            21,650,000      15,147,000
Provision for income taxes:
  U.S.                                                          1,767,000       1,357,000
  Foreign                                                       6,648,000       4,003,000
                                                             ------------    ------------
                                                                8,415,000       5,360,000
                                                             ------------    ------------
Net income                                                     13,235,000       9,787,000
Dividends on preferred stock                                      (13,000)        (13,000)
                                                             ------------    ------------
Net income applicable to common stock                        $ 13,222,000    $  9,774,000
                                                             ============    ============
Net income per share of common stock (Note 5)                       $ .35           $ .26
                                                                    =====           =====
Cash dividends per share of common stock (Note 5)                   $.075           $.064
                                                                    =====           =====
Average number of shares outstanding which were used in
 computing net income per common share (Note 5)                37,492,959      37,401,118

                              A. SCHULMAN, INC.
                  CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                                                        November 30,     August 31,
Assets                                                                                     1994             1994
                                                                                           ----             ----
                                                                                                 Unaudited
                                                                                                 ---------
Current assets:
  Cash and cash equivalents (Note 3)                                                    $ 74,823,000    $ 60,062,000
  Short-term investments, at cost                                                         49,462,000      61,763,000
  Accounts receivable, less allowance for doubtful accounts of $5,364,000
   at November 30, 1994 and $4,111,000 at August 31, 1994                                152,057,000     129,010,000
  Inventories, average cost or market, whichever is lower                                160,523,000     136,667,000
  Prepaids, including tax effect of temporary differences                                 12,740,000      11,870,000
                                                                                        ------------    ------------
    Total current assets                                                                 449,605,000     399,372,000
                                                                                        ------------    ------------

Other assets:
  Cash surrender value of life insurance                                                     328,000         340,000
  Deferred charges, etc., including tax effect of temporary differences                   12,545,000      12,604,000
                                                                                        ------------    ------------
                                                                                          12,873,000      12,944,000
                                                                                        ------------    ------------

Property, plant and equipment, at cost:
  Land and improvements                                                                    5,837,000       5,813,000
  Buildings and leasehold improvements                                                    54,964,000      54,124,000
  Machinery and equipment                                                                141,707,000     141,365,000
  Furniture and fixtures                                                                  15,850,000      15,227,000
  Construction in progress                                                                11,178,000       5,380,000
                                                                                        ------------    ------------
                                                                                         229,536,000     221,909,000
  Accumulated depreciation and investment grants of $581,000
   at November 30, 1994 and $634,000 at August 31, 1994                                  128,179,000     123,806,000
                                                                                        ------------    ------------
                                                                                         101,357,000      98,103,000
                                                                                        ------------    ------------
                                                                                        $563,835,000    $510,419,000
                                                                                        ============    ============

                              A. SCHULMAN, INC.
                  CONSOLIDATED BALANCE SHEET (Notes 1 and 2)


                                                       November 30,       August 31,
Liabilities and Stockholders' Equity                       1994              1994
                                                           ----              ----
                                                                Unaudited
                                                                ---------
Current liabilities:
  Notes payable                                        $  6,400,000      $ 12,300,000
  Current portion of long-term debt                          35,000            35,000
  Accounts payable                                       81,402,000        54,286,000
  U.S. and foreign income taxes payable                  15,290,000         9,939,000
  Accrued payrolls, taxes and related benefits           16,849,000        16,901,000
  Other accrued liabilities                              15,792,000        14,903,000
                                                       ------------      ------------
      Total current liabilites                          135,768,000       108,364,000
                                                       ------------      ------------
Long-term debt                                           35,118,000        23,126,000

Other long-term liabilities                              28,439,000        27,547,000

Deferred income taxes                                     3,806,000         3,794,000

Minority interest                                         1,235,000         1,669,000

Stockholders' equity (Notes 4 and 5):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,707 shares                           1,071,000         1,071,000
  Special stock, 1,000,000 shares authorized,
    none outstanding                                           -               -
  Common stock, $1 par value
    Authorized - 75,000,000 shares
    Issued - 37,979,580 shares at November 30, 1994
      and 37,902,043 shares at August 31, 1994           37,980,000        37,902,000
  Other capital                                          37,270,000        35,813,000
  Cumulative foreign currency translation
    adjustment                                           28,089,000        26,570,000
  Retained earnings                                     267,232,000       256,826,000
  Treasury stock, at cost, 442,674 shares               (10,838,000)      (10,838,000)
  Unearned stock grant compensation                      (1,335,000)       (1,425,000)
                                                       ------------      ------------
      Common stock equity                               358,398,000       344,848,000
                                                       ------------      ------------
      Total stockholders' equity                        359,469,000       345,919,000
                                                       ------------      ------------

                                                       $563,835,000      $510,419,000
                                                       ============      ============

                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                         Three months ended
                                                    ----------------------------
                                                    November 30,    November 30,
                                                       1994            1993
                                                       ----            ----
                                                             Unaudited
                                                             ---------
Provided (used in) operating activities:
  Net income                                        $13,235,000     $ 9,787,000
  Items not requiring the current use of cash:
    Depreciation                                      4,028,000       3,891,000
    Non-current deferred taxes                          (18,000)        979,000
    Foreign pension and other compensation              687,000         544,000
    Postretirement benefit obligation                   240,000         300,000
  Changes in working capital:
    Accounts receivable                             (22,681,000)     (7,031,000)
    Inventories                                     (23,631,000)    (11,840,000)
    Prepaids                                           (830,000)        887,000
    Accounts payable                                 27,304,000      15,989,000
    Income taxes                                      5,350,000       2,559,000
    Accrued payrolls and other accrued liabilities      722,000      (1,362,000)
  Changes in other assets and other
    long-term liabilities                                55,000      (1,092,000)
                                                    -----------     -----------

      Net cash provided from operating activities     4,461,000      13,611,000
                                                    -----------     -----------

Provided (used in) investing activities:
  Expenditures for property, plant and equipment     (7,767,000)     (5,099,000)
  Disposals of property, plant and equipment            837,000         437,000
  Purchases of short-term investments                (3,194,000)    (19,413,000)
  Proceeds from sales of short-term investments      16,035,000       4,477,000
                                                    -----------     -----------

    Net cash provided (used) in investing activities  5,911,000     (19,598,000)
                                                    -----------     -----------

Provided from (used in) financing activities:
  Cash dividends paid                                (2,811,000)     (2,393,000)
  Increase (decrease) of notes payable               (5,900,000)      1,000,000
  Increase of long-term debt                         12,000,000            -
  Reduction of long-term debt                            (9,000)     (2,008,000)
  Exercise of stock options                           1,535,000         459,000
  Decrease in minority interest                        (434,000)       (342,000)
                                                    -----------     -----------

    Net cash provided (used) in financing activities  4,381,000      (3,284,000)
                                                    -----------     -----------

Effect of exchange rate changes on cash                   8,000      (1,125,000)
                                                    -----------     -----------

Net increase (decrease) in cash
  and cash equivalents                               14,761,000     (10,396,000)

Cash and cash equivalents at beginning of year       60,062,000      69,690,000
                                                    -----------     -----------

Cash and cash equivalents at end of period          $74,823,000     $59,294,000
                                                    ===========     ===========

                              A. SCHULMAN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the three months ended November 30, 1994 are not necessarily indicative of the results expected for the year ended August 31, 1995.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $63,571,000 at November 30, 1994 and $50,942,000 at August 31, 1994.
Investments with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the three months ended November 30, 1994 is as follows:

                                                                           Foreign      Unearned
                                                                           Currency     Stock
                                     Common       Other        Retained    Translation  Grant
                                     Stock       Capital       Earnings    Adjustment   Compensation
                                     -----       -------       --------    ----------   ------------
Balance-September 1, 1994         $37,902,000  $35,813,000   $256,826,000  $26,570,000  $(1,425,000)
Net income                                                     13,235,000
Dividends paid or accrued:
  Preferred                                                       (13,000)
  Common, $.075 per share                                      (2,816,000)
Stock options exercised                78,000    1,457,000
Foreign currency
  translation adjustment                                                     1,519,000
Amortization of
  restricted stock                                                                           90,000
                                  -----------  -----------   ------------  -----------  -----------
Balance-November 30, 1994         $37,980,000  $37,270,000   $267,232,000  $28,089,000  $(1,335,000)
                                  ===========  ===========   ============  ===========  ===========

(5) On March 10, 1994, the Board of Directors declared a five-for-four stock split payable in the form of a 25% stock dividend on April 15, 1994 to shareholders of record on March 25, 1994. The consolidated financial statements and all per share amounts, where appropriate, have been adjusted to reflect the split.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the three months ended November 30, 1994 were $251.2 million, an increase of 49.6% from sales of $168 million for the comparable period in 1993. A comparison of net sales by classification for the three months ended November 30, 1994 and 1993 is a follows:

                                       (In Thousands)
                                Three Months Ended November 30,
                                -------------------------------
                                  1994      1993     Increase
                                  ----      ----     --------
Manufacturing                   $146,200  $102,492   $ 43,708
Merchant                          53,292    32,904     20,388
Distribution                      51,749    32,564     19,185
                                --------  --------   --------
                                $251,241  $167,960   $ 83,281
                                ========  ========   ========

     The translation effects from the weaker U.S. dollar increased sales by $12.9 million.
     Volume or tonnage increased in all classifications during 1994. North American tonnage increased 42% and European tonnage was up 22%. The tonnage increases were generated by strong worldwide economic conditions and higher production capacities provided primarily by last year's additions of a new manufacturing line in Belgium and the ComAlloy International acquisition. In addition, higher selling prices contributed to greater net sales.
     Gross margins on sales for 1994 were 16.6% compared to 18.1% in 1993. The decline in gross profit margins was primarily due to higher resin prices for feedstocks and continuing worldwide competitive price pressures. A comparison of gross profit by classification for the three months ended November 30, 1994 and 1993 is as follows:

                                       (In Thousands)
                                Three Months Ended November 30,
                                -------------------------------
                                  1994      1993     Increase
                                  ----      ----     --------
Manufacturing                   $ 27,317  $ 20,899   $  6,418
Merchant                           8,237     5,224      3,013
Distribution                       6,110     4,345      1,765
                                --------  --------   --------
                                $ 41,664  $ 30,468   $ 11,196
                                ========  ========   ========

     Selling, general and administrative expenses increased in 1994 due to the April 1994 acquisition of ComAlloy International, higher compensation levels and additional costs to support the increase in sales volume. In addition, the weakening of the U.S. dollar increased these expenses by $1,132,000 in 1994.
     Interest expense increased in 1994 due to greater levels of borrowing and higher interest rates mainly in the United States.
     Gains on foreign currency transactions were greater in 1994 due to the changes in the value of currencies within the European Monetary System.
     The effective tax rate was 38.9% in 1994 and 35.4% in 1993. The tax rate was lower in 1993 primarily due to a reduction from the settlement of certain tax matters in Europe.
     Interest income declined in 1994 primarily due to lower interest rates in Europe.
     Earnings in Europe increased approximately 37% due to the continuing improvement in their economies and the positive effect of translation from the weaker U.S. dollar. Net income was increased by $930,000 or $.02 per share due to the translation effect from the lower value of the U.S. dollar.
     In North America, business remained strong and profits were up 32%. Currently, both the European and North American operations are experiencing strong product demand and pricing of resins remains firm. Accordingly, it is anticipated that earnings for 1995 will exceed last year's results.


MATERIAL CHANGES IN FINANCIAL CONDITION

     As of November 30, 1994, the current ratio was 3.3 to 1 and working capital was $314 million.
     The Company has entered into negotiations to purchase the assets of the Polymer Service Division of J.M. Huber Corporation. This 143,000 square foot facility is located in Orange, Texas and has an annual capacity of approximately 150 million pounds. Presently, the major business of this Division is tolling services. It also manufactures and markets various types of engineered plastic compounds. This transaction should be completed in the first half of 1995 and will be financed from cash generated from operations and credit lines.
     The ratio of long-term liabilities to capital was 15% at November 30, 1994 and 12.8% at August 31, 1994. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. During the three months ended November 30, 1994, the Company borrowed an additional $12 million under its revolving credit agreement primarily to finance its greater working capital requirements.

PART II - OTHER INFORMATION

     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Shareholders was held December 8, 1994.

(b) The following Directors were elected at such annual meeting, each for a three-year term expiring in 1997:

       Robert A. Stefanko
       Dr. Peggy Gordon Elliott
       Gordon E. Heffern

(c)  The following matters were voted on at the annual meeting of stockholders:

     (1)  ELECTION OF CLASS II DIRECTORS:


          Director Name             Votes For         Abstensions
          -------------             ---------         -----------
          Robert A. Stefanko        32,195,995          168,139
          Dr. Peggy Gordon Elliott  32,183,664          180,470
          Gordon E. Heffern         32,198,680          165,454


     (2) Ratification of selection of independent accountants for the fiscal year ending August 31, 1995:

                                                             Broker
          Votes For      Votes Against     Abstentions       Non-Votes
          ---------      -------------     -----------       ---------
          32,287,275         50,615           26,244            -0-



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Number         Exhibits
     --------------         --------
          27                Financial Data Schedule


(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date January 13, 1995                    A. Schulman, Inc.
     ----------------              -----------------------------------------
                                           (Registrant)



                                   /s/ R. A. Stefanko
                                   -----------------------------------------
                                   R. A. Stefanko, Executive Vice President-
                                   Finance & Administration
                                   (Signing on behalf of Registrant as a duly
                                   authorized officer of Registrant and signing
                                   as the Principal Financial Officer of
                                   Registrant)