Form 10-Q
period 1995-02-28
SCHULMAN A INC
filed 1995-04-14
CIK 87565

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 1995 or
                                        -----------------

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

            Number of common shares outstanding
as of March 31, 1995 - 37,550,780

                                                         A. SCHULMAN, INC.
                                         STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                  For the three months ended  For the six months ended
                                  --------------------------  ------------------------
                                  February 28,  February 28,  February 28,  February 28,
                                      1995          1994          1995          1994
                                      ----          ----          ----          ----
                                          Unaudited                   Unaudited
                                          ---------                   ---------
Net sales                         $249,637,000  $168,055,000  $500,878,000  $336,015,000
Interest and other income            1,624,000     1,852,000     3,288,000     3,962,000
                                  ------------  ------------  ------------  ------------
                                   251,261,000   169,907,000   504,166,000   339,977,000
                                  ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of goods sold               208,339,000   138,867,000   417,916,000   276,359,000
  Selling, general and
    administrative expenses         19,446,000    16,365,000    40,483,000    33,563,000
  Interest expense                     931,000       169,000     1,512,000       341,000
  Foreign currency transaction
    losses                             581,000       131,000       475,000       114,000
  Minority interest                    142,000        83,000       308,000       161,000
                                  ------------  ------------  ------------  ------------
                                   229,439,000   155,615,000   460,694,000   310,538,000
                                  ------------  ------------  ------------  ------------

Income before taxes                 21,822,000    14,292,000    43,472,000    29,439,000

Provision for income taxes:
  U.S.                               2,104,000     1,559,000     3,871,000     2,916,000
  Foreign                            6,621,000     3,777,000    13,269,000     7,780,000
                                  ------------  ------------  ------------  ------------
                                     8,725,000     5,336,000    17,140,000    10,696,000
                                  ------------  ------------  ------------  ------------

Net income                          13,097,000     8,956,000    26,332,000    18,743,000

Dividends on preferred stock           (13,000)      (13,000)      (27,000)     (27,000)
                                  ------------  ------------  ------------  ------------
Net income applicable to
  common stock                    $ 13,084,000  $  8,943,000  $ 26,305,000  $ 18,716,000
                                  ============  ============  ============  ============

Net income per share of
  common stock                           $ .35         $ .24         $ .70         $ .50
                                         =====         =====         =====         =====
Cash dividends per share of
  common stock                           $.085         $.072         $ .16         $.136
                                         =====         =====         =====         =====

Average number of shares outstanding
  which were used in computing net
  income per common share           37,541,593    37,436,690    37,517,276    37,418,904

                                                         A. SCHULMAN, INC.
                                            CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                       February 28,     August 31,
         Assets                                           1995             1994
                                                       ------------    ------------
                                                                Unaudited
                                                                ---------
Current assets:
  Cash and cash equivalents (Note 3)                   $ 59,671,000    $ 60,062,000
  Short-term investments, at cost                        45,032,000      61,763,000
  Accounts receivable, less allowance
    for doubtful accounts of $5,534,000 at
    February 28, 1995 and $4,111,000 at
    August 31, 1994                                     163,579,000     129,010,000
  Inventories, average cost or market,
    whichever is lower                                  199,362,000     136,667,000
  Prepaids, including tax effect of
    temporary differences                                13,781,000      11,870,000
                                                       ------------    ------------
      Total current assets                              481,425,000     399,372,000
                                                       ------------    ------------

Other assets:
  Cash surrender value of life insurance                    316,000         340,000
  Deferred charges, etc., including tax effect
    of temporary differences                             14,289,000      12,604,000
                                                       ------------    ------------
                                                         14,605,000      12,944,000
                                                       ------------    ------------

Property, plant and equipment, at cost:
  Land and improvements                                   8,712,000       5,813,000
  Buildings and leasehold improvements                   58,812,000      54,124,000
  Machinery and equipment                               163,096,000     141,365,000
  Furniture and fixtures                                 17,256,000      15,227,000
  Construction in progress                               17,781,000       5,380,000
                                                       ------------    ------------
                                                        265,657,000     221,909,000
  Accumulated depreciation and investment grants
    of $545,000 at February 28, 1995 and
    $634,000 at August 31, 1994                         137,326,000     123,806,000
                                                       ------------    ------------
                                                        128,331,000      98,103,000
                                                       ------------    ------------

                                                       $624,361,000    $510,419,000
                                                       ============    ============

                                                         A. SCHULMAN, INC.
                                            CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                       February 28,     August 31,
  Liabilities and Stockholders' Equity                     1995            1994
                                                       ------------    ------------
                                                                Unaudited
                                                                ---------
Current liabilities:
  Notes payable                                        $ 39,000,000    $ 12,300,000
  Current portion of long-term debt                          38,000          35,000
  Accounts payable                                       79,956,000      54,286,000
  U.S. and foreign income taxes payable                   9,844,000       9,939,000
  Accrued payrolls, taxes and related benefits           15,443,000      16,901,000
  Other accrued liabilities                              20,589,000      14,903,000
                                                       ------------    ------------
       Total current liabilites                         164,870,000     108,364,000
                                                       ------------    ------------

Long-term debt (Note 5)                                  40,114,000      23,126,000

Other long-term liabilities                              30,399,000      27,547,000

Deferred income taxes                                     4,067,000       3,794,000

Minority interest                                         1,377,000       1,669,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,707 shares                           1,071,000       1,071,000
  Special stock, 1,000,000 shares authorized,
    none outstanding                                           -               -
  Common stock, $1 par value
    Authorized - 75,000,000 shares
    Issued - 37,986,611 shares at February 28, 1995
      and 37,902,043 shares at August 31, 1994           37,987,000      37,902,000
  Other capital                                          37,401,000      35,813,000
  Cumulative foreign currency translation
    adjustment                                           42,040,000      26,570,000
  Retained earnings                                     277,118,000     256,826,000
  Treasury stock, at cost, 442,674 shares               (10,838,000)    (10,838,000)
  Unearned stock grant compensation                      (1,245,000)     (1,425,000)
                                                       ------------    ------------
       Common stock equity                              382,463,000     344,848,000
                                                       ------------    ------------
       Total stockholders' equity                       383,534,000     345,919,000
                                                       ------------    ------------

                                                       $624,361,000    $510,419,000
                                                       ============    ============

                                            A. SCHULMAN, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                             Six months ended
                                                             ----------------
                                                        February 28,    February 28,
                                                            1995            1994
                                                            ----            ----
                                                                Unaudited
                                                                ---------
Provided (used in) operating activities:
  Net income                                            $26,332,000     $18,743,000
  Items not requiring the current use of cash:
    Depreciation                                          8,139,000       7,637,000
    Non-current deferred taxes                               19,000         947,000
    Foreign pension and other compensation                1,385,000       1,077,000
    Postretirement benefit obligation                       480,000         600,000
  Changes in working capital:
    Accounts receivable                                 (26,240,000)    (18,814,000)
    Inventories                                         (56,466,000)    (17,184,000)
    Prepaids                                             (1,645,000)      2,141,000
    Accounts payable                                     20,666,000      20,531,000
    Income taxes                                           (468,000)     (1,424,000)
    Accrued payrolls and other accrued liabilities        2,568,000      (1,435,000)
  Changes in other assets and other
    long-term liabilities                                (1,382,000)       (428,000)
                                                        -----------     -----------
      Net cash provided from (used in)
        operating activities                            (26,612,000)     12,391,000
                                                        -----------     -----------
Provided (used in) investing activities:
  Expenditures for property, plant and equipment        (36,163,000)     (8,356,000)
  Disposals of property, plant and equipment                410,000         251,000
  Purchases of short-term investments                   (29,910,000)    (20,873,000)
  Proceeds from sales of short-term investments          50,233,000      25,796,000
                                                        -----------     -----------
    Net cash used in investing activities               (15,430,000)     (3,182,000)
                                                        -----------     -----------
Provided from (used in) financing activities:
  Cash dividends paid                                    (6,001,000)     (5,088,000)
  Increase of notes payable                              26,700,000       3,800,000
  Increase of long-term debt                             17,000,000            -
  Reduction of long-term debt                               (18,000)     (5,015,000)
  Exercise of stock options                               1,673,000       1,269,000
  Decrease in minority interest                            (292,000)       (259,000)
                                                        -----------     -----------
    Net cash provided (used) in financing activities     39,062,000      (5,293,000)
                                                        -----------     -----------
Effect of exchange rate changes on cash                   2,589,000         750,000
                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents       (391,000)      4,666,000

Cash and cash equivalents at beginning of year           60,062,000      69,690,000
                                                        -----------     -----------
Cash and cash equivalents at end of period              $59,671,000     $74,356,000
                                                        ===========     ===========

                              A. SCHULMAN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the six months ended February 28, 1995 are not necessarily indicative of the results expected for the year ended August 31, 1995.

(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $56,058,000 at February 28, 1995 and $50,942,000 at August 31, 1994.
Investments with maturities between three and twelve months are considered to be short-term investments.

(4) A summary of the stockholders' equity accounts for the six months ended February 28, 1995 is as follows:

                                                                   Foreign      Unearned
                                                                   Currency     Stock
                             Common       Other         Retained   Translation  Grant
                              Stock       Capital       Earnings   Adjustment   Compensation
                              -----       -------       --------   ----------   ------------
Balance-September 1, 1994  $37,902,000  $35,813,000  $256,826,000  $26,570,000 $(1,425,000)
Net income                                             26,332,000
Dividends paid or accrued:
  Preferred                                               (27,000)
  Common, $.16 per share                               (6,013,000)
Stock options exercised         85,000    1,588,000
Foreign currency
  translation adjustment                                            15,470,000
Amortization of
  restricted stock                                                                 180,000
                           -----------  -----------  ------------  ----------- -----------
Balance-February 28, 1995  $37,987,000  $37,401,000  $277,118,000  $42,040,000 $(1,245,000)
                           ===========  ===========  ============  =========== ===========

(5) In March 1995, the Company entered into a new $75,000,000 credit agreement with several banks which replaced an existing $40,000,000 agreement. The new agreement provides for borrowings of up to $75,000,000 on a revolving credit basis through February 28, 2000. Interest rates will be either the London Interbank Offered Rate (LIBOR) plus 1/4%, certificate of deposit rate plus 3/8%, or the prime rate. A facility fee of 1/8% must also be paid to the banks.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
- -----------------------------------------

     A comparison of net sales by classification for both the three month and six month periods ending February 28, 1995 and 1994 is as follows:

                                        (In Thousands)
               Three Months Ended February 28,  Six months ended February 28,
               -------------------------------  -----------------------------
                  1995      1994   Increase      1995      1994     Increase
                  ----      ----   --------      ----      ----     --------
Manufacturing  $141,894  $102,706   $39,188    $288,094  $205,198  $ 82,896
Merchant         58,116    32,141    25,975     111,408    65,045    46,363
Distribution     49,627    33,208    16,419     101,376    65,772    35,604
               --------  --------   -------    --------  --------  --------
               $249,637  $168,055   $81,582    $500,878  $336,015  $164,863
               ========  ========   =======    ========  ========  ========

     The translation effects from the weaker U.S. dollar increased sales by $16.2 million in the quarter and $29.1 million for the six month period.
     Volume or tonnage increased in all classifications during 1995. Total tonnage increased approximately 16% for the quarter and 23% for the six month period. The tonnage increases were generated by the favorable worldwide economic conditions and higher production capacities provided by last year's additions of a new manufacturing line in Belgium and the ComAlloy International acquisition. In addition, higher selling prices contributed to greater net sales.
     Gross margins on sales for the quarter were 16.5% compared to 17.4% for the same quarter of last year. Gross margins on sales for the six months ended February 28, 1995 were 16.6% compared with 17.8% for the comparable six month period last year. The decline in gross profit margins was primarily due to higher resin prices for feedstocks and continuing worldwide competitive price pressures. A comparison of gross profit by classification for both the three month and six month periods ending February 28, 1995 and 1994 is as follows:

                                         (In Thousands)
                Three Months Ended February 28,  Six Months Ended February 28,
                -------------------------------  -----------------------------
                  1995      1994    Increase      1995      1994    Increase
                  ----      ----    --------      ----      ----    --------
Manufacturing   $26,849   $19,993   $ 6,856     $54,166   $40,892   $13,274
Merchant          8,264     4,724     3,540      16,501     9,948     6,553
Distribution      6,185     4,471     1,714      12,295     8,816     3,479
                -------   -------   -------     -------   -------   -------
                $41,298   $29,188   $12,110     $82,962   $59,656   $23,306
                =======   =======   =======     =======   =======   =======

     Selling, general and administrative expenses increased in 1995 due to the April 1994 acquisition of ComAlloy International, higher compensation levels and additional costs to support the increase in sales volume. In addition, the weakening of the U.S. dollar increased these expenses by $1,341,000 for the quarter and $2,473,000 for the six month period.
     Interest expense increased in 1995 due to greater levels of borrowing and higher interest rates mainly in the United States. Losses on foreign currency transactions were greater in 1995 due to the changes in the value of currencies within and outside the European Monetary System.
     The effective tax rates for the three months ended February 28 were 40.0% in 1995 and 37.3% in 1994. For the six months ended February 28, the effective tax rates were

39.4% in 1995 and 36.3% in 1994. In 1994, certain tax matters were settled in Europe which lowered the tax rate. Also, the 1995 tax rate is higher because of greater earnings in Germany which has a higher tax rate than the other countries where the Company operates.
     Other income in 1995 was lower due to a decrease in interest from European temporary investments.
     The weakening in the value of the U.S. dollar increased net income by approximately $908,000 or $.03 per share for the second quarter and $1,838,000 or $.05 per share for the six month period.
     Earnings in Europe increased approximately 65% in the 1995 second quarter and 49% for the six month period. Over one-half of the profit increases were generated by manufactured products whose tonnage grew by 20% for both the quarter and six month period. Tonnage was up due to a strong level of orders and the addition of a new manufacturing line in Belgium last year. Income from European merchant sales was also up, primarily because of stronger prices.
     North American income was up 20% in the 1995 second quarter and 26% for the six month period. Manufactured products generated approximately 50% of the improvement in profits based upon tonnage increases of 30%. The major reason for the strong tonnage was the continuing strength of the economy and the acquisition of ComAlloy International last year.
     Recently, there has been some reduction in backlogs due to increases in capacity and some forward buying by customers due to the significant rise in resin prices over the last six months. However, it appears that most resin pricing should remain firm in the months ahead. In addition, earnings will be enhanced by the positive translation effect of the weaker U.S. dollar.
Although the North American economy is showing some signs of slower growth, it is anticipated that earnings for 1995 will exceed last year's results.


Material Changes in Financial Condition
- ---------------------------------------

     As of February 28, 1995, the current ratio was 2.9 to 1 and working capital was $317 million.
     On February 28, 1995, the Company acquired the assets of the Polymer Service Division of J.M. Huber Corporation. This 143,000 square foot facility, located in Orange, Texas, has an annual capacity of approximately 140 million pounds. The primary function at this location is tolling services.
     The Company also purchased the polypropylene compounding business of Eastman Chemical Company on February 28, 1995. This transaction will broaden the Company's line of polypropylene products, particularly for the automotive industry. Manufacturing assets were not included.
     In March 1995, the Company entered into a new $75,000,000 credit agreement with several banks which replaced an existing $40,000,000 agreement. The new agreement provides for borrowings on a revolving credit basis through February 28, 2000.
     The ratio of long-term liabilities to capital was 15.5% at February 28, 1995 and 12.8% at August 31, 1994. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long- term debt and other long-term liabilities. This ratio increased during the six months ended February 28, 1995 because the Company borrowed an additional $17 million under its revolving credit agreement.
     In March 1995, the Company borrowed an additional $40 million under the revolving credit agreement primarily to finance its greater working capital requirements and the acquisition of assets from J.M. Huber Corporation.

Part II - Other Information
- ---------------------------

         Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.




Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibit
     Number         Exhibit
     -------        -------

       10           Credit Agreement dated as of March 13, 1995, among A.
                    Schulman, Inc., The Banks, and Society
                    National Bank, as Individuals and as Agent

       27           Financial Data Schedule*

(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.





_____
   * Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date  April 14, 1995                     A. Schulman, Inc.
     ----------------               -------------------------------------
                                           (Registrant)



                                    /s/ R. A. Stefanko
                                    -------------------------------------
                                    R. A. Stefanko, Executive Vice President-
                                    Finance & Administration
                                    (Signing on behalf of Registrant as a duly
                                    authorized officer of Registrant and
                                    signing as the Principal Financial Officer
                                    of Registrant)