Form 10-Q
period 1995-05-31
SCHULMAN A INC
filed 1995-07-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 1995 or
                                        ------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number: 2-45166
                                 -------

               A. Schulman, Inc. and its Consolidated Subsidiaries
- ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                           34-0514850
- ---------------------------------          --------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification No.)

3550 West Market Street,          Akron, Ohio               44333
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                                (216) 666-3751
- ------------------------------------------------------------------------------
            (Registrant's Telephone Number, including Area Code)


_________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

            Number of common shares outstanding
as of June 30, 1995 - 37,579,568

                               A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                  For the three months ended   For the nine months ended
                                  --------------------------   -------------------------
                                     May 31,       May 31,       May 31,       May 31,
                                      1995          1994          1995          1994
                                      ----          ----          ----          ----
                                           Unaudited                   Unaudited
                                           ---------                   ---------
Net sales                         $284,535,000  $203,766,000  $785,413,000  $539,781,000
Interest and other income            1,956,000     1,787,000     5,244,000     5,749,000
                                  ------------  ------------  ------------  ------------
                                   286,491,000   205,553,000   790,657,000   545,530,000
                                  ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of goods sold               238,870,000   168,005,000   656,786,000   444,364,000
  Selling, general and
    administrative expenses         19,617,000    17,544,000    60,100,000    51,107,000
  Interest expense                   1,679,000       345,000     3,191,000       686,000
  Foreign currency transaction
    losses (gains)                     749,000       (66,000)    1,224,000        48,000
  Minority interest                    102,000        88,000       410,000       249,000
                                  ------------  ------------  ------------  ------------
                                   261,017,000   185,916,000   721,711,000   496,454,000
                                  ------------  ------------  ------------  ------------


Income before taxes                 25,474,000    19,637,000    68,946,000    49,076,000

Provision for income taxes:
  U.S.                               1,793,000     1,954,000     5,664,000     4,870,000
  Foreign                            8,442,000     5,616,000    21,711,000    13,396,000
                                  ------------  ------------  ------------  ------------
                                    10,235,000     7,570,000    27,375,000    18,266,000
                                  ------------  ------------  ------------  ------------

Net income                          15,239,000    12,067,000    41,571,000    30,810,000

Dividends on preferred stock           (13,000)      (13,000)      (40,000)      (40,000)
                                  ------------  ------------  ------------  ------------

Net income applicable to
  common stock                    $ 15,226,000  $ 12,054,000  $ 41,531,000  $ 30,770,000
                                  ============  ============  ============  ============

Net income per share of
  common stock                           $ .41         $ .32         $1.11         $ .82
                                         =====         =====         =====         =====
Cash dividends per share of
  common stock                           $.085         $.075         $.245         $.211
                                         =====         =====         =====         =====

Average number of shares outstanding
  which were used in computing net
  income per common share           37,563,510    37,456,544    37,532,687    37,431,450


                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                           May 31,       August 31,
         Assets                                             1995            1994
                                                        ------------    ------------
                                                                  Unaudited
                                                                  ---------

Current assets:
  Cash and cash equivalents (Note 3)                    $ 77,694,000    $ 60,062,000
  Short-term investments, at cost                         57,545,000      61,763,000
  Accounts receivable, less allowance
    for doubtful accounts of $5,442,000 at
    May 31, 1995 and $4,111,000 at
    August 31, 1994                                      164,548,000     129,010,000
  Inventories, average cost or market,
    whichever is lower                                   206,717,000     136,667,000
  Prepaids, including tax effect of
    temporary differences                                 12,038,000      11,870,000
                                                        ------------    ------------

      Total current assets                               518,542,000     399,372,000
                                                        ------------    ------------

Other assets:
   Cash surrender value of life insurance                    357,000         340,000
   Deferred charges, etc., including tax effect
     of temporary differences                             14,444,000      12,604,000
                                                        ------------    ------------
                                                          14,801,000      12,944,000
                                                        ------------    ------------

Property, plant and equipment, at cost:
   Land and improvements                                   9,047,000       5,813,000
   Buildings and leasehold improvements                   63,317,000      54,124,000
   Machinery and equipment                               173,894,000     141,365,000
   Furniture and fixtures                                 18,197,000      15,227,000
   Construction in progress                               15,934,000       5,380,000
                                                        ------------    ------------
                                                         280,389,000     221,909,000
   Accumulated depreciation and investment grants
     of $493,000 at May 31, 1995 and
     $634,000 at August 31, 1994                         144,192,000     123,806,000
                                                        ------------    ------------
                                                         136,197,000      98,103,000
                                                        ------------    ------------

                                                        $669,540,000    $510,419,000
                                                        ============    ============


                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                         May 31,        August 31,
  Liabilities and Stockholders' Equity                     1995            1994
                                                       ------------    ------------
                                                                Unaudited
                                                                ---------
Current liabilities:
  Notes payable                                        $ 23,500,000    $ 12,300,000
  Current portion of long-term debt                          39,000          35,000
  Accounts payable                                       75,851,000      54,286,000
  U.S. and foreign income taxes payable                  12,553,000       9,939,000
  Accrued payrolls, taxes and related benefits           18,372,000      16,901,000
  Other accrued liabilities                              21,317,000      14,903,000
                                                       ------------    ------------
      Total current liabilities                         151,632,000     108,364,000
                                                       ------------    ------------

Long-term debt (Note 5)                                  75,107,000      23,126,000

Other long-term liabilities                              31,766,000      27,547,000

Deferred income taxes                                     4,188,000       3,794,000

Minority interest                                         1,479,000       1,669,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,707 shares                           1,071,000       1,071,000
  Special stock, 1,000,000 shares authorized,
    none outstanding                                         -               -
  Common stock, $1 par value
    Authorized - 75,000,000 shares
    Issued - 38,022,242 shares at May 31, 1995
    and 37,902,043 shares at August 3l, 1994             38,022,000      37,902,000
  Other capital                                          38,069,000      35,813,000
  Cumulative foreign currency translation
    adjustment                                           51,052,000      26,570,000
  Retained earnings                                     289,146,000     256,826,000
  Treasury stock, at cost, 442,674 shares               (10,838,000)    (10,838,000)
  Unearned stock grant compensation                      (1,154,000)     (1,425,000)
                                                       ------------    ------------
      Common stock equity                               404,297,000     344,848,000
                                                       ------------    ------------
      Total stockholders' equity                        405,368,000     345,919,000
                                                       ------------    ------------

                                                       $669,540,000    $510,419,000
                                                       ============    ============



                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                             Nine months ended
                                                             -----------------
                                                          May 31,         May 31,
                                                           1995            1994
                                                           ----            ----
                                                                  Unaudited
                                                                  ---------
Provided (used in) operating activities:
  Net income                                           $41,571,000     $30,810,000
  Items not requiring the current use of cash:
   Depreciation                                         13,091,000      11,320,000
   Non-current deferred taxes                               11,000         964,000
   Foreign pension and other compensation                2,130,000       1,627,000
   Postretirement benefit obligation                       720,000         900,000
Changes in working capital:
   Accounts receivable                                 (23,817,000)    (24,543,000)
   Inventories                                         (61,537,000)    (35,225,000)
   Prepaids                                                 72,000       2,007,000
   Accounts payable                                     14,312,000      27,165,000
   Income taxes                                          1,959,000      (4,789,000)
   Accrued payrolls and other accrued liabilities        5,380,000        (525,000)
   Changes in other assets and other
     long-term liabilities                              (1,461,000)     (4,035,000)
                                                       -----------     -----------
         Net cash provided from (used in)
          operating activities                          (7,569,000)      5,676,000
                                                       -----------     -----------

Provided (used in) investing activities:
   Expenditures for property, plant and equipment      (47,445,000)    (19,907,000)
   Disposals of property, plant and equipment               88,000         227,000
   Purchases of short-term investments                 (70,493,000)    (39,063,000)
   Proceeds from sales of short-term investments        80,742,000      26,076,000
                                                       -----------     -----------
          Net cash used in investing activities        (37,108,000)    (32,667,000)
                                                       -----------     -----------

Provided from (used in) financing activities:
   Cash dividends paid                                  (9,194,000)     (7,911,000)
   Increase of notes payable                            11,200,000       7,100,000
   Increase of long-term debt                           52,000,000      13,000,000
   Reduction of long-term debt                             (27,000)        (23,000)
   Exercise of stock options                             2,376,000       1,368,000
   Decrease in minority interest                          (190,000)       (170,000)
   Investment grants from foreign countries                   -            239,000
                                                       -----------     -----------
          Net cash provided from financing activities   56,165,000      13,603,000
                                                       -----------     -----------
Effect of exchange rate changes on cash                  6,144,000       1,822,000
                                                       -----------     -----------
Net increase (decrease) in cash and cash equivalents    17,632,000     (11,566,000)

Cash and cash equivalents at beginning of year          60,062,000      69,690,000
                                                       -----------     -----------
Cash and cash equivalents at end of period             $77,694,000     $58,124,000
                                                       ===========     ===========


                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the nine months ended May 31, 1995 are not necessarily indicative of the results expected for the year ended August 31, 1995.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $67,949,000 at May 31, 1995 and $50,942,000 at August 31, 1994. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the nine months ended May 31, 1995 is as follows:

                                                                     Foreign      Unearned
                                                                     Currency       Stock
                              Common       Other       Retained    Translation      Grant
                              Stock       Capital      Earnings     Adjustment   Compensation
                              -----       -------      --------    -----------   ------------
Balance-September 1, 1994  $37,902,000  $35,813,000  $256,826,000  $26,570,000   $(1,425,000)
Net income                                             41,571,000
Dividends paid or accrued:
  Preferred                                               (40,000)
  Common, $.245 per share                              (9,211,000)
Stock options exercised        120,000    2,256,000
Foreign currency
  translation adjustment                                            24,482,000
Amortization of
  restricted stock                                                                   271,000
                           -----------  -----------  ------------  -----------   -----------
Balance-May 31, 1995       $38,022,000  $38,069,000  $289,146,000  $51,052,000   $(1,154,000)
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
- -----------------------------------------

     A comparison of net sales by classification for both the three month and nine month periods ending May 31, 1995 and 1994 is as follows:

                                        (In Thousands)
                  Three Months Ended May 31,      Nine months ended May 31,
                  --------------------------      ------------------------
                 1995      1994     Increase     1995      1994    Increase
                 ----      ----     --------     ----      ----    --------
Manufacturing  $164,890  $122,014   $42,876    $452,984  $327,212  $125,772
Merchant         64,856    40,319    24,537     176,264   105,364    70,900
Distribution     54,789    41,433    13,356     156,165   107,205    48,960
               --------  --------   -------    --------  --------  --------
               $284,535  $203,766   $80,769    $785,413  $539,781  $245,632
               ========  ========   =======    ========  ========  ========

     The translation effects from the weaker U.S. dollar increased sales by $25.3 million in the quarter and $54.4 million for the nine month period.
     Total tonnage increased approximately 6% for the quarter and 16% for the nine month period. Although European manufacturing tonnage increased by 9% for the quarter, total European tonnage decreased approximately 3% primarily due to weaker merchant and distribution activities. For the nine month period, European tonnage increased approximately 8%. North American tonnage increased approximately 16% for the quarter and 28% for the nine month period. North American manufacturing tonnage was up 37% for the quarter mainly due to the acquisition of Texas Polymer Services on February 28, 1995. In addition, higher selling prices contributed to greater net sales.
     Gross margins on sales for the quarter were 16% compared to 17.6% for the same quarter of last year. Gross margins on sales for the nine months ended May 31, 1995 were 16.4% compared with 17.7% for the comparable nine month period last year. Gross margins declined due to competitive price pressures and the difficulty in passing on the increased cost of resins in the form of higher selling prices. A comparison of gross profit by classification for both the three month and nine month periods ending May 31, 1995 and 1994 is as follows:

                                        (In Thousands)
                  Three Months Ended May 31,      Nine months ended May 31,
                  --------------------------      ------------------------
                 1995      1994     Increase     1995      1994    Increase
                 ----      ----     --------     ----      ----    --------
Manufacturing   $30,704   $24,549   $ 6,155    $ 84,870   $65,441   $19,429
Merchant          8,234     5,800     2,434      24,735    15,748     8,987
Distribution      6,727     5,412     1,315      19,022    14,228     4,794
                -------   -------   -------    --------   -------   -------
                $45,665   $35,761   $ 9,904    $128,627   $95,417   $33,210
                =======   =======   =======    =======    =======   =======

     Selling, general and administrative expenses increased in 1995 due to the April 1994 acquisition of ComAlloy International, higher compensation levels and additional costs to support the increase in sales volume. In addition, the weakening of the U.S. dollar increased these expenses by $1,878,000 for the quarter and $4,351,000 for the nine month period.
     Interest expense increased in 1995 due to greater levels of borrowing and higher interest rates mainly in the United States.
     Losses on foreign currency transactions were greater in 1995 due to the changes in the value of currencies within and outside the European Monetary System.

     The effective tax rates for the three months ended May 31 were 40.2% in 1995 and 38.5% in 1994. For the nine months ended May 31, the effective tax rates were 39.7% in 1995 and 37.2% in 1994. In 1994, certain tax matters were settled in Europe which lowered the tax rate. Also, the 1995 tax rate is higher because of greater earnings in Germany which has a higher tax rate than the other countries where the Company operates.
     The translation effect from the weaker U.S. dollar increased net income by $1,615,000 or $.04 per share for the quarter and $3,454,000 or $.09 per share for the nine month period.
     Earnings in Europe increased approximately 50% for both the quarter and nine month periods. Over 60% of the profit increases were generated by manufactured products whose tonnage grew by 9% for the quarter and 16% for the nine month period. Income from European merchant and distribution sales was also up, primarily because of stronger prices.
     North American income was down 17% in the 1995 third quarter but was up 9% for the nine month period. Lower margins and higher interest expense were the primary reasons for the decline in profits during the third quarter.
     During the 1995 third quarter, there was some reduction in backlogs due to increases in capacity and a reduction of inventories by customers in anticipation of improving supplies of plastic resins and stabilization of resin pricing. It has become increasingly difficult to obtain satisfactory profit margins, especially in North America. Recently, European backlogs have improved. However, although resin pricing has stabilized, there is concern in the marketplace of potential softening which would result in continuing pressure on profit margins.


Material Changes in Financial Condition
- ---------------------------------------

     As of May 31, 1995, the current ratio was 3.4 to 1 and working capital was $367 million.
     On February 28, 1995, the Company acquired the assets of the Polymer Service Division of J.M. Huber Corporation. This 143,000 square foot facility, located in Orange, Texas, has an annual capacity of approximately 140 million pounds. The primary function at this location is tolling services.
     The Company also purchased the polypropylene compounding business of Eastman Chemical Company on February 28, 1995. This transaction will broaden the Company's line of polypropylene products, particularly for the automotive industry. Manufacturing assets were not included.
     In March 1995, the Company entered into a new $75,000,000 credit agreement with several banks which replaced an existing $40,000,000 agreement. The new agreement provides for borrowings on a revolving credit basis through February 28, 2000.
     The ratio of long-term liabilities to capital was 20.9% at May 31, 1995 and 12.8% at August 31, 1994. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio increased during the nine months ended May 31, 1995 because the Company borrowed an additional $52 million under its revolving credit agreement to finance its greater working capital requirements and the acquisition of assets from J.M. Huber Corporation.
     On June 30, 1995, the Company sold the assets of its East St. Louis, Illinois plant. This facility produced rubber shims and tie pads. Strategically, this business did not fit the Company's future growth plans.
The financial impact of this transaction is not significant.

Part II - Other Information
- ---------------------------

         Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.




Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)      Exhibit
         Number         Exhibit
         -------        -------
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




Date  July 14, 1995                      A. Schulman, Inc.
     ---------------           --------------------------------------
                                            (Registrant)



                               /s/ R. A. Stefanko
                               --------------------------------------
                               R. A. Stefanko, Executive Vice President-
                               Finance & Administration
                               (Signing on behalf of Registrant as a duly
                               authorized officer of Registrant and signing
                               as the Principal Financial Officer of
                               Registrant)