Form 10-K405
period 1995-08-31
SCHULMAN A INC
filed 1995-11-28
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-K

(Mark One)

         /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended August 31, 1995 or

         / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from             to              .
                                        -----------    -------------

         Commission File No. 0-7459

                                A. SCHULMAN, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    34-0514850
   --------------------------            ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

         3550 West Market Street, Akron, Ohio                  44333
     --------------------------------------------      ---------------------
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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes   X   No
                                                 ---      ---

                       [Cover continued on following page]

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 23, 1995: $744,562,429
                     ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

37,584,318 Shares of Common Stock, $1.00 Par Value, at October 23, 1995.
------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                             Part of Form 10-K
Document                                                   in Which Incorporated
--------                                                   ---------------------
Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement
Dated November 13, 1995                                         III and IV

Portions of the Registrant's 1995
Annual Report to Stockholders                                   I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 13, 1995 shall be deemed incorporated by reference herein.

                                     PART I

ITEM I.   BUSINESS

         A. Schulman, Inc. (the "Company") was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.

         The Company operates in one industry segment which is the sale of plastic resins to customers who use the products as raw materials in their manufacturing operations. For informative purposes, the Company classifies its activities within its only industry segment as manufacturing, merchant or distribution. These activities are carried on in all markets and geographic areas in which the Company operates. The Company purchases plastic resins and other materials which either can be sold directly to customers or used by the Company in the manufacture of other products for sale to customers. Because of their interchangeable nature, inventories are not segregated as to manufacturing, merchant or distribution activities. All of the products which the Company sells are used for the same purpose--as raw material to be molded or extruded by the Company's customers. The Company has one sales force for all of its products and materials.

         The first classification, manufacturing, involves primarily the formulation and manufacture of proprietary plastic compounds engineered to fulfill the application requirements of the

Company's customers. These compounds, also known as engineered products, are formulated in the Company's laboratories and are manufactured in the Company's eleven plastics compounding plants in North America and Europe. The Company combines basic resins purchased from plastic resin producers with various additives in accordance with formulae and specifications developed in the Company's laboratories. Customers for the Company's proprietary plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. Proprietary compounds are produced by the Company generally on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company and public warehouses.

         The Company's proprietary plastic compounds are sold to manufacturers and suppliers in various markets such as consumer products, electrical/electronics, packaging, office equipment, automotive and agriculture. For example, these compounds are used in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, capacitor housings and wire and cable insulation for power generation, distribution and control systems; in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the office equipment industry for such products as cases and housings for computers, folders and binders, stack trays and panels and drawers for copying machines; in the automotive industry for such products as grills, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; and in the agriculture industry for such products as greenhouse coverings, protective film for plants and agricultural mulch.

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

         The Company manufactures Superohm(R), a specialized elastomer- based compound for use as insulation for high and medium voltage wire and cable which may be either flame retardant or resistant to high temperatures. The Company also manufactures Formion(R), a specialized compound which has good impact strength, is resistant to abrasion and has performance characteristics which do not decrease in low temperatures. This product is sold principally to the transportation industry for use in bumper blocks and protective rub strips.

         In addition, the Company manufactures Polytrope(R), a thermoplastic elastomer which has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry. Typical applications are valance panels, body side moldings, grills and bumper rub strips. Parts molded from Polytrope(R) weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

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

         The Company's plastics compounding operations include the manufacture of Polybatch(R), an additive or color concentrate used for modifying various plastic resins. An additive concentrate provides various physical properties required by customers. These properties include slip, anti-slip, UV stabilizers, etc. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its proprietary concentrates using its formulae and purchased prime natural resins. These concentrates are sold to manufacturers of plastic products. The Company also manufactures Polyblak(R), a line of black concentrates. In addition, the Company performs tolling of plastic compounds and concentrates using resins and formulae supplied by customers.

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

        Tolling, which accounted for less than 5% of the Company's revenues from manufacturing in its latest fiscal year, involves the use of resins and formulae provided by customers. Tolling is done principally for major plastic resin producers. The Company is compensated on the basis of an agreed price per pound plus an additional charge for any additives and packaging supplied by the Company.

         On February 28, 1995, the Company, through a wholly-owned subsidiary, Texas Polymer Services, Inc., acquired the assets of the Polymer Services division of J. M. Huber Corporation. This acquisition provides new tolling production capabilities and additional compounding capacity.

         In the second classification within its plastics industry segment, the Company, through its sales offices in North America and Europe, acts as a merchant which buys prime and off-grade plastic resins and resells these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. Prime resins are purchased from these producers and usually are sold to small and medium-sized customers. In addition to prime resins, the Company also purchases supplies of resins resulting from overruns, changes in customers' specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply, generally in proportion to the total industry production of plastic resins.

         In the third classification within its plastics industry segment, the Company, through its European operations, acts as a distributor for several major resin producers which include Huels AG, BASF, Dow Chemical, Exxon Chemical, and ATOCHEM.

         The Company, through December 1995, is the exclusive third-party United States distributor for Enichem America, Inc. of prime polychloroprene (neoprene), nitrile and EPDM rubber.

These products are purchased by the Company and are sold principally to the adhesive industry and to manufacturers of wire and cable products, automotive oil-resistant products, footwear heels and soles and heavy duty conveyor belting. Further, the Company is the exclusive third-party United States, Canada and Mexico distributor of nylon 11 and 12 for Elf Atochem North America, Inc. Nylon 11 and 12 are used in the rotational molding business and the extrusion and injection molding markets. The Company also acts as a United States distributor for Vestolit, a polyvinyl chloride dispersion resin manufactured by Huels AG of Marl, Germany.

         In addition, the Company acts as United States distributor of Escorene(R) polypropylene resins and Escorene(R) roto molding resins, both manufactured by Exxon Chemical. The Company also is a distributor in the United States for Exxon Chemical of polyethylene used in injection molding, EMA and EVA. The Company also acts as a distributor of K-Resin(R) in the United States for Phillips Petroleum and of polypropylene in Canada for Epsilon Products Company.

         Supplemental information regarding net sales and gross profit of the Company's three classifications within its sole industry segment is set forth on page 30 of the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company's operations outside the United States are an important part of its business. The Company's foreign subsidiaries manufacture additives, concentrates, flame retardants and other proprietary and custom plastic compounds, act as merchants of plastic resins, and distribute certain plastic resins for foreign prime producers.

         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas and the amount of inter-geographic area sales for the last three years is set forth in Note 10 of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company's foreign subsidiaries are as follows:

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

         A. Schulman GmbH, a German subsidiary located in Sindorf, operates seven sales offices and manufactures proprietary and custom plastic compounds. In addition, a major portion of the sales volume of this subsidiary is derived from merchant activities consisting of the purchase and sale of prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 1995, this subsidiary purchased approximately 37% of the compounds manufactured in the Bornem, Belgium plant. Approximately 23% of the sales volume of A. Schulman GmbH during the same period was derived from its distribution activity of selling plastic resins and compounds of Huels AG. This subsidiary also distributes products for Dow Chemical and Exxon Chemical.

         A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures proprietary and custom plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes polypropylene for Epsilon Products Company. These products are sold primarily in Canada. Its principal sales office is located in Toronto.

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

         Through its Mexican subsidiary, A. Schulman de Mexico, S.A. de C.V., the Company manufactures concentrates for the packaging industry and compounds for the automotive, construction, appliance and consumer products markets.

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

         As of August 31, 1995, the Company had approximately 938 employees in the United States and approximately 1,001 employees in its foreign operations. Substantially all of the Company's hourly production employees are represented by various unions under collective bargaining agreements.

         The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 215 technical personnel. The Company's plastic compounding business is to a degree dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

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

         During the year ended August 31, 1995, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than on a temporary basis.

         The raw materials required by the Company readily are available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company's proprietary plastic compounds are polypropylene, ABS (acrylontrile butadiene styrene), PVC (polyvinyl chloride), polyethylene and polystyrene.

         The Company's business is highly competitive. In its manufacturing classification, the Company competes with producers of the basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. Although no industry statistics are available, the Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in the United States and Europe which is not also engaged in the petrochemical industry or a basic producer of plastic resins. Each of these ten to fifteen competitors competes with the Company generally in such competitor's own local market area.

         The Company also competes with other merchants and distributors of plastic resins, synthetic rubber and other products. No accurate information is available to the Company as to the extent of its competitors' sales and earnings in these classifications, but management believes that the Company has only a small fraction of the total market.

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

         The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company's products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. Although these trademarks and trade names contribute to profitability, the Company does not consider a material part of its business to be dependent on such trademarks and trade names. The Company also holds some patents in various parts of the world for certain of its products. The products covered by these patents do not constitute a material part of the Company's business.

         ITEM 2.   PROPERTIES

         The Company owns and operates seven plastics compounding plants in North America and four in Europe. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

                                             Approximate            Approximate
                                              Capacity              Floor Area
Location                                       (lbs.)              (Square Feet)
--------------------------------------------------------------------------------
Akron, Ohio                             73,000,000                  161,000(1)
Bellevue, Ohio                          80,000,000(2)               156,000
Orange, Texas                           72,000,000                  147,000
Orange, Texas--Texas
  Polymer Services, Inc.               145,000,000                  182,000
Nashville, Tennessee                    60,000,000                  131,000
San Luis Potosi, Mexico                 25,000,000                   78,000
Bornem, Belgium                        130,000,000                  356,000
Crumlin Gwent, South Wales(3)(a)        44,000,000                   99,000
Givet, France (3)(a)                    40,000,000                   74,000
St. Thomas, Ontario, Canada             65,000,000                  111,000
Sindorf, Germany                        90,000,000                  325,000(4)
                                        ----------

                                       824,000,000(3)(a),(b)
                                       ===========

(1) Includes 57,000 square feet for a facility purchased in fiscal 1995. This location has 36,000 square feet for warehouse space, 11,000 square feet for laboratory facilities and the balance for office and maintenance storage.

(2) Includes capacity of approximately 12 million pounds from a manufacturing line owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest. Excludes a new manufacturing line having a capacity of approximately 16 million pounds, which is being added by The Sunprene Company. This line is scheduled for start-up in late spring 1996.

(3)   Excludes the following capital projects:

      (a) A new manufacturing line having a capacity of approximately 12 million pounds is being installed. This line will commence operations in early fiscal 1996.

      (b) The Company plans to invest $6 million in a new manufacturing facility in Indonesia. This facility is expected to have an initial annual capacity of approximately 13 million pounds and is scheduled to commence operations in late calendar year 1996.

(4) Includes approximately 32,000 square feet of sales and administrative office space, 197,000 square feet of warehouse space, and 96,000 square feet for manufacturing.

      The approximate annual plastics compounding capacity set forth in the preceding Table is based upon several factors, including the weekly five-day, three-shift basis on which the Company customarily operates. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant, as a plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company's plants or the profitability of the plastic compounds produced.

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

      The Company owns its corporate headquarters which is located in Akron, Ohio and which contains approximately 48,000 square feet of usable floor space. The Company leases sales offices in various locations in the United States, Canada, Mexico, the United Kingdom, Europe and Asia.

ITEM 3. PENDING LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

      The age (as of October 23, 1995), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.

      Terry L. Haines: Age 49; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990; and prior to that time General Manager of A. Schulman Canada Ltd. since 1986.

      Robert A. Stefanko: Age 52; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and formerly Vice President--Finance since 1979.

      Larry A. Kushkin: Age 55; Executive Vice President--International Automotive Operations of the Company since 1989 and prior to that time Vice President--Automotive Sales of the Company since 1977.

      Brian R. Colbow:  Age 48; Treasurer of the Company since

1984.

      Alain C. Adam: Age 47; Vice President--Automotive Marketing since 1990; formerly General Manager--Automotive Marketing since 1989 and prior to that time Manager--Automotive Marketing since 1985.

      Leonard E. Emge: Age 65; Vice President--Manufacturing since 1993 and prior to that time General Plant Manager--North America since 1985.

      James H. Berick: Age 62; Secretary of the Company since 1979 and Chairman, Berick, Pearlman & Mills Co., L.P.A., Cleveland, Ohio (attorneys).

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

         Additional information in response to this Item is set forth on page 1 of the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

      Information in response to this Item is set forth on pages 30 and 31 of the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information in response to this Item is set forth on pages 28 and 29 of the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a)  Financial Statements

              The financial statements, together with the report thereon of Price Waterhouse LLP dated October 16, 1995, appearing on pages 16 through 27 of the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

          (b) Supplementary Data

              Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" in the Company's proxy statement dated November 13, 1995, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 19 and 20 of this Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 13, 1995, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

      Information in response to this Item is set forth under the caption "Election of Directors" in the Company's proxy statement dated November 13, 1995, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this Item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement dated November 13, 1995, previously filed with the Commission, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

                                                                            Page
                                                                            ----
              (1)  Financial Statements:
                   ---------------------
                   Report of Independent Accountants                        27*

                   Consolidated Statement of Income for
                   the three years ended August 31, 1995                    16*

                   Consolidated Balance Sheet at August 31,
                   1995 and 1994                                            18*

                   Consolidated Statement of Cash Flows for
                   the three years ended August 31, 1995                    20*

                   Consolidated Statement of Stockholders'
                   Equity for the three years ended
                   August 31, 1995                                          17*

                   Notes to Consolidated Financial
                   Statements                                               21*

              (2)  Financial Statement Schedules:
                   ------------------------------

                   Report of Independent Accountants
                   on Financial Statement Schedule                          F-1

                   VIII-Valuation and Qualifying Accounts                   F-2

---------------

      *Incorporated by reference from the indicated page of the Company s 1995 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1995 Annual Report to Stockholders is not deemed filed as part of this report.

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

      3(c)             Certificate of Amendment of Certificate of
                       Incorporation filed December 14, 1987. (incorporated by reference to Exhibit 3(c) of the Company's Form 10-K for fiscal year ended August 31, 1994).

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

      10(c)*           A. Schulman, Inc. 1992 Non-Employee Directors' Stock
                       Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement dated November 12, 1992

      Exhibit
      Number
      ------
                       filed as Exhibit 28 of the Company's Form 10-K for fiscal
                       year ended August 31, 1992).

      10(d)*           Non-Qualified Profit Sharing Plan.

      10(e)*           Employment Agreement between the Company and Robert A.
                       Stefanko dated December 28, 1990 (incorporated by reference to Exhibit 10(c) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(f)*           Employment Agreement between the Company and Terry L.
                       Haines dated December 28, 1990 (incorporated by reference to Exhibit 10(d) of the Company's Form 10-Kfor fiscal year ended August 31, 1991).

      10(g)*           Employment Agreement between the Company and Larry A.
                       Kushkin dated December 28, 1990 (incorporated by reference to Exhibit 10(e) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(h)*           Employment Agreement between the Company and Brian R.
                       Colbow dated December 28, 1990 (incorporated by reference to Exhibit 10(f) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(i)*           Employment Agreement between the Company and Alain C.
                       Adam dated December 28, 1990 (incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(j)* Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(k)* Agreement between the Company and Larry A. Kushkin dated as of August 1, 1985 (incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(l)* Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) of the Company's Form 10-K for fiscal year ended August 31, 1992).

      10(m)* Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) of the Company's Form 10-K for fiscal year ended August 31, 1992).

      10(n)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1993 (incorporated by reference

      Exhibit
      Number
      ------
                       to Exhibit 10(n) of the Company's Form 10-K for fiscal
                       year ended August 31, 1993).

      10(o)* Agreement between the Company and Franz A. Loehr dated as of August 31, 1994.

      10(p)            Credit Agreement between the Company, The Banks and
                       Society National Bank, as Individuals and as Agent, dated as of March 13, 1995 (incorporated by reference to Exhibit 10 of the Company's Form 10-Q for fiscal quarter ended February 28, 1995).

      11               Computation of Earnings Per Common Share

      13               Company's 1995 Annual Report to Stockholders

      21               Subsidiaries of the Company

      23               Consent of Independent Accountants

      24               Powers of Attorney

      27**             Financial Data Schedule

      99               Notice of Annual Meeting and Proxy Statement
                       Dated November 13, 1995

      *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

      **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

      (b)     Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    A. SCHULMAN, INC.

By: /s/Robert A. Stefanko
    ---------------------
       Robert A. Stefanko
       Chairman of the Board of
       Directors and Executive Vice
       President - Finance and
       Administration

Dated:  November 28, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                         Date
---------                               -----                         ----
/s/ Terry L. Haines            Director and Principal          November 28, 1995
----------------------         Executive Officer
Terry L. Haines

/s/Robert A. Stefanko          Director, Principal             November 28, 1995
----------------------         Financial Officer and
Robert A. Stefanko             Principal Accounting Officer


James H. Berick*               Director
Gordon E. Heffern*             Director
Larry A. Kushkin*              Director
Franz A. Loehr*                Director
Alan L. Ockene*                Director
Paul Craig Roberts*            Director
Rene C. Rombouts*              Director
Robert G. Wallace*             Director
Peggy Gordon Elliott*          Director

      *By:  /s/ Robert A. Stefanko                             November 28, 1995
            ----------------------
            Robert A. Stefanko
            Attorney-in-Fact

      *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     ------------------------------------

                         FINANCIAL STATEMENT SCHEDULE
                         ----------------------------


To the Board of Directors
of A. Schulman, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 16, 1995, appearing on page 27 of the 1995 Annual Report to the Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and its method of accounting for postretirement health care benefits and life insurance, effective September 1, 1992.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP



Cleveland, Ohio
October 16, 1995

                                                                   SCHEDULE VIII

                               A. SCHULMAN, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    CHARGED TO       NET                                    BALANCE AT
                                           BEGINNING OF    COST AND       WRITE    TRANSLATION                     CLOSE OF
                                              PERIOD       EXPENSES       OFFS     ADJUSTMENT         OTHER         PERIOD
                                           ------------   ----------      -----    -----------        -----       ----------
Reserve for doubtful accounts

 Year ended August 31, 1995                  $4,111,000   $1,134,000   $(565,000)   $ 163,000    $    16,000 (1)  $4,859,000

 Year ended August 31, 1994                   3,974,000      298,000    (450,000)     139,000        150,000 (2)   4,111,000

 Year ended August 31, 1993                   4,433,000      655,000    (576,000)    (538,000)          -          3,974,000



Valuation allowance - deferred tax assets

 Year ended August 31, 1995                   4,197,000         -           -            -           623,000 (3)   4,820,000

 Year ended August 31, 1994                   5,557,000         -           -            -        (1,360,000)(3)   4,197,000

 Year ended August 31, 1993                        -       5,557,000        -            -              -          5,557,000



Note:

 (1) Acquisition of assets of Texas Polymer Services.

 (2) Acquisition of assets of ComAlloy International.

 (3) Represents current year change in valuation allowance for foreign tax credit carryforward benefits which are not likely to be utilized.