Form 10-Q
period 1995-11-30
SCHULMAN A INC
filed 1996-01-16
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                        FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 1995 or
                                        -----------------

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

         Commission file number:  2-45166
                                  -------

             A. Schulman, Inc. and its Consolidated Subsidiaries
  ---------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                   34-0514850
------------------------------            ----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

3550 West Market Street,      Akron, Ohio                      44333
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                (216) 666-3751
----------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   ------    ------

            Number of common shares outstanding
as of December 31, 1995 - 37,525,818

                                                 A. SCHULMAN, INC.
                                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                        For the three months ended
                                        --------------------------
                                        November 30,  November 30,
                                            1995          1994
                                            ----          ----
                                                 Unaudited
                                                 ---------
Net sales                               $249,541,000  $251,241,000
Interest and other income                  1,751,000     1,664,000
                                        ------------   -----------
                                         251,292,000   252,905,000
                                        ------------   -----------
Costs and expenses:
  Cost of goods sold                     213,486,000   209,577,000
  Selling, general and
     administrative expenses              21,865,000    21,037,000
   Interest expense                        1,478,000       581,000
   Foreign currency transaction
     losses (gains)                           59,000      (106,000)
  Minority interest                           72,000       166,000
                                        ------------   -----------
                                         236,960,000   231,255,000
                                        ------------   -----------

Income before taxes                       14,332,000    21,650,000

Provision for income taxes:
   U.S.                                      (58,000)    1,767,000
   Foreign                                 5,916,000     6,648,000
                                        ------------   -----------
                                           5,858,000     8,415,000
                                        ------------   -----------

Net income                                 8,474,000    13,235,000

Dividends on preferred stock                 (13,000)      (13,000)
                                        ------------   -----------
Net income applicable to
   common stock                         $  8,461,000  $ 13,222,000
                                        ============   ===========

Net income per share of
   common stock                                $ .23         $ .35
                                               =====         =====
Cash dividends per share of
   common stock                                $.085         $.075
                                               =====         =====

Average number of shares outstanding
   which were used in computing net
   income per common share                37,565,318    37,492,959

                                                   A. SCHULMAN, INC.
                                      CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                           November 30,     August 31,
         Assets                                               1995            1995
                                                           ------------     ----------
                                                                     Unaudited
                                                                     ---------
Current assets:
   Cash and cash equivalents (Note 3)                         $ 88,856,000    $ 83,997,000
   Short-term investments, at cost                              44,543,000      60,275,000
   Accounts receivable, less allowance
         for doubtful accounts of $5,254,000 at
         November 30, 1995 and $4,859,000 at
         August 31, 1995                                       156,177,000     143,183,000
   Inventories, average cost or market,
         whichever is lower                                    177,384,000     190,946,000
   Prepaids, including tax effect of
         timing differences                                     11,548,000      12,705,000
                                                              ------------     -----------
            Total current assets                               478,508,000     491,106,000
                                                              ------------     -----------

Other assets:
   Cash surrender value of life insurance                          368,000         377,000
   Deferred charges, etc., including tax effect
         of temporary differences                               14,235,000      14,506,000
                                                              ------------     -----------

                                                                14,603,000      14,883,000
                                                              ------------     -----------

Property, plant and equipment, at cost:
   Land and improvements                                         8,960,000       8,909,000
   Buildings and leasehold improvements                         69,307,000      62,362,000
   Machinery and equipment                                     180,344,000     173,325,000
   Furniture and fixtures                                       19,629,000      19,054,000
   Construction in progress                                     10,156,000      19,471,000
                                                              ------------     -----------
                                                               288,396,000     283,121,000
   Accumulated depreciation and investment grants
         of $387,000 at November 30, 1995 and
         $415,000 at August 31, 1995                           147,128,000     141,944,000
                                                              ------------     -----------
                                                               141,268,000     141,177,000
                                                              ------------     -----------
                                                              $634,379,000    $647,166,000
                                                              ============     ===========


                                               A. SCHULMAN, INC.
                                      CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                       November 30,     August 31,
  Liabilities and Stockholders' Equity                     1995            1995
                                                       -----------      ---------
                                                                 Unaudited
                                                                 ---------
Current liabilities:
  Notes payable                                        $       -       $ 17,800,000
  Current portion of long-term debt                          40,000          39,000
  Accounts payable                                       56,957,000      60,204,000
  U.S. and foreign income taxes payable                  15,400,000      15,009,000
  Accrued payrolls, taxes and related benefits           17,334,000      16,820,000
  Other accrued liabilities                              19,670,000      18,194,000
                                                        -----------      ----------
         Total current liabilites                       109,401,000     128,066,000
                                                        -----------      ----------

Long-term debt                                           75,087,000      75,096,000

Other long-term liabilities                              32,257,000      31,230,000

Deferred income taxes                                     6,241,000       5,973,000

Minority interest                                         1,655,000       1,583,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
         par value, authorized, issued and
         outstanding - 10,705 shares                      1,071,000       1,071,000
  Special stock, 1,000,000 shares authorized,
         none outstanding                                     -               -
  Common stock, $1 par value
         Authorized - 75,000,000 shares
         Issued - 38,028,492 shares at November 30, 1995
           and 38,022,242 shares at August 31, 1995      38,028,000      38,022,000
  Other capital                                          38,186,000      38,069,000
  Cumulative foreign currency translation
       adjustment                                        42,251,000      41,979,000
  Retained earnings                                     303,239,000     297,979,000
  Treasury stock, at cost, 502,674 shares at
       November 30, 1995 and 442,674 shares at
       August 31, 1995 (Note 5)                         (12,063,000)    (10,838,000)
  Unearned stock grant compensation                        (974,000)     (1,064,000)
                                                        -----------      ----------
         Common stock equity                            408,667,000     404,147,000
                                                        -----------      ----------
         Total stockholders' equity                     409,738,000     405,218,000
                                                        -----------      ----------
                                                       $634,379,000    $647,166,000
                                                        ===========      ==========


                                               A. SCHULMAN, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                            Three months ended
                                                            ------------------
                                                        November 30,    November 30,
                                                            1995            1994
                                                            ----            ----
                                                                  Unaudited
                                                                  ---------
Provided (used in) operating activities:
Net income                                             $ 8,474,000     $13,235,000
Items not requiring the current use of cash:
   Depreciation                                          4,853,000       4,028,000
   Non-current deferred taxes                              232,000         (18,000)
   Foreign pension and other compensation                  721,000         687,000
   Postretirement benefit obligation                       204,000         240,000
Changes in working capital:
   Accounts receivable                                 (12,058,000)    (22,681,000)
   Inventories                                          14,513,000     (23,631,000)
   Prepaids                                              1,024,000        (830,000)
   Accounts payable                                     (3,874,000)     27,304,000
   Income taxes                                            301,000       5,350,000
   Accrued payrolls and other accrued liabilities        1,715,000         722,000
Changes in other assets and other
   long-term liabilities                                   298,000          55,000
                                                      ------------     -----------
       Net cash provided from
          operating activities                          16,403,000       4,461,000
                                                      ------------     -----------

Provided (used in) investing activities:
   Expenditures for property, plant and equipment       (6,736,000)     (7,767,000)
   Disposals of property, plant and equipment              750,000         837,000
   Purchases of short-term investments                 (31,462,000)     (3,194,000)
   Proceeds from sales of short-term investments        48,117,000      16,035,000
                                                      ------------     -----------

      Net cash provided from investing activities       10,669,000       5,911,000
                                                      ------------     -----------

Provided from (used in) financing activities:
   Cash dividends paid                                  (3,195,000)     (2,811,000)
   Decrease of notes payable                           (17,800,000)     (5,900,000)
   Increase of long-term debt                                 -         12,000,000
   Reduction of long-term debt                             (10,000)         (9,000)
   Purchase of treasury stock                           (1,226,000)           -
   Exercise of stock options                               123,000       1,535,000
   Increase (decrease) in minority interest                 72,000        (434,000)
                                                      ------------     -----------

          Net cash provided (used in)
            financing activities                       (22,036,000)      4,381,000
                                                      ------------     -----------

Effect of exchange rate changes on cash                   (177,000)          8,000
                                                      ------------     -----------

Net increase in cash and cash equivalents                4,859,000      14,761,000

Cash and cash equivalents at beginning of year          83,997,000      60,062,000
                                                      ------------     -----------

Cash and cash equivalents at end of period             $88,856,000     $74,823,000
                                                      ============     ===========

                              A. SCHULMAN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the three months ended November 30, 1995 are not necessarily indicative of the results expected for the year ended August 31, 1996.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $78,407,000 at November 30, 1995 and $56,198,000 at August 31, 1995.
Investments with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the three months ended November 30, 1995 is as follows:

                                                                               Foreign       Unearned
                                                                               Currency      Stock
                                         Common       Other        Retained    Translation   Grant
                                         Stock       Capital       Earnings    Adjustment    Compensation
                                         ----------  -----------  ------------ ------------  -------------
Balance-September 1, 1995               $38,022,000  $38,069,000  $297,979,000  $41,979,000  $(1,064,000)
Net income                                                           8,474,000
Dividends paid or accrued:
  Preferred                                                            (13,000)
  Common, $.085 per share                                           (3,201,000)
Stock options exercised                       6,000      117,000
Foreign currency
  translation adjustment                                                            272,000
Amortization of
  restricted stock                                                                               90,000
                                       ------------  -----------  ------------  -----------   ---------
Balance-November 30, 1995               $38,028,000  $38,186,000  $303,239,000  $42,251,000   $(974,000)
                                       ============  ===========  ============  ===========   =========

(5) During November 1995, the Company repurchased 60,000 shares of its common stock for $1,226,000. The Board of Directors of the Company has authorized the repurchase of up to 3,940,000 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

        Net sales for the three months ended November 30, 1995 were $249.5 million, a slight decrease from sales of $251.2 million for the comparable period in 1994. A comparison of net sales by classification for the three months ended November 30, 1995 and 1994 is a follows:

                                               (In Thousands)
                                       Three Months Ended November 30,
                                       -------------------------------
                                                            Increase
                                       1995      1994      (Decrease)
                                       ----      ----      ---------
Manufacturing                       $148,419   $146,200    $  2,219
Merchant                              52,399     53,292        (893)
Distribution                          48,723     51,749      (3,026)
                                     -------   --------    --------
                                    $249,541   $251,241    $ (1,700)
                                    ========   ========    ========

        The translation effects from the weaker U.S. dollar increased sales by $9.5 million.
        Worldwide tonnage decreased approximately 6% during 1995. Tonnage in Europe was down 12%. North American tonnage was down 15% excluding the tolling operations of Texas Polymer Services which were acquired on February 28, 1995. The tonnage declines were due to a flat economy and customers reducing inventories.
        Gross margins on sales for 1995 were 14.4% compared with 16.6% in 1994. The decline in gross profit margins was primarily due to competitive price pressures and lower levels of production. A comparison of gross profit by classification for the three months ended November 30, 1995 and 1994 is as follows:

                                         (In Thousands)
                                Three Months Ended November 30,
                                ------------------------------
                                                     Increase
                                  1995      1994    (Decrease)
                                  ----      ----     ---------
Manufacturing                   $ 23,380  $ 27,317   $ (3,937)
Merchant                           6,021     8,237     (2,216)
Distribution                       6,654     6,110        544
                                --------  --------   --------
                                $ 36,055  $ 41,664   $ (5,609)
                                ========  ========   ========

         Selling, general and administrative expenses increased $828,000 in 1995. The weakening of the U.S. dollar increased these expenses by $921,000 in 1995. In addition, expenses were higher due to the acquisition of Texas Polymer Services on February 28, 1995. However, the above increases were partially offset by a lower provision for bad debts.
         Interest expense increased in 1995 mainly in the United States due to greater levels of borrowing.
         Foreign currency transaction losses were primarily due to changes in the value of currencies within the European Monetary System as well as the Mexican peso.
         The effective tax rate was 40.9% in 1995 and 38.9% in 1994. The increase was due to a greater level of earnings in Europe where the tax rates are higher than the United States and a lower level of anticipated foreign tax credits.
         Earnings in Europe declined 11% or $1 million on a slight increase in sales.

Earnings were down due to profit margins which were 5% lower and a reduction in tonnage, mainly in the merchant activities.
         North American earnings declined $3.8 million on a 3% reduction in sales. The primary reasons for the lower earnings were a 27% decline in profit margins, higher interest expense and continuing start-up expenses in Mexico.
         Results in fiscal 1995 were extremely good. In 1996, slower growth in the worldwide economies, competitive margin pressures, higher interest and continuing losses in Mexico will make it difficult to achieve the same level of earnings attained in last year's second and third quarters.


Material Changes in Financial Condition
---------------------------------------

         As of November 30, 1995, the current ratio was 4.4 to 1 and working capital was $369 million. The improvement in the current ratio over August 31, 1995 was due to the $17.8 million reduction of notes payable during the three months ended November 30, 1995.
         During November 1995, the Company repurchased 60,000 shares of its common stock for $1,226,000. The Board of Directors of the Company has authorized the repurchase of up to 3,940,000 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.
         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The weakening of the U.S. dollar during the three months ended November 30, 1995 increased this account by $272,000.

Part II - Other Information
---------------------------

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Company's Annual Meeting of Shareholders was held December 7, 1995.

(b) The following Directors were elected at such annual meeting, each for a three-year term expiring in 1998:

                 James H. Berick
                 Terry L. Haines
                 Dr. Paul Craig Roberts
                 Rene C. Rombouts
                 James A. Karman

(c)  The following matters were voted on at the annual meeting of stockholders:

     (1)  Election of Class III Directors:
          -------------------------------

          Director Name             Votes For         Abstensions
          ----------------------    ----------        -----------
          James H. Berick           31,391,639           47,867
          Terry L. Haines           31,389,894           49,612
          Dr. Paul Craig Roberts    31,362,727           76,779
          Rene C. Rombouts          31,394,076           45,430
          James A. Karman           31,374,286           65,220

     (2) Ratification of selection of independent accountants for the fiscal year ending August 31, 1996:

                                                             Broker
          Votes For      Votes Against     Abstentions       Non-Votes
          ----------     -------------     -----------       ---------
          31,330,722         77,592           31,192           -0-

Item 6 - Exhibits and Reports on Form 8-K
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




Date January 12, 1996                         A. Schulman, Inc.
     ----------------            ---------------------------------------
                                                (Registrant)



                                 /s/ R. A. Stefanko
                                 ----------------------------------------
                                 R. A. Stefanko, Executive Vice President-
                                 Finance & Administration
                                 (Signing on behalf of Registrant as a duly
                                 authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)