Form 10-Q
period 1996-02-29
SCHULMAN A INC
filed 1996-04-15
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 29, 1996 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ____________

      Commission file number:  2-45166
                               -------

               A. Schulman, Inc. and its Consolidated Subsidiaries
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                34-0514850
- --------------------------------        ----------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

3550 West Market Street,      Akron, Ohio                      44333
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


      Number of common shares outstanding
as of March 31, 1996 - 37,530,993

                                A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                         For the three months ended         For the six months ended
                                         --------------------------         ------------------------
                                        February 29,     February 28,     February 29,     February 28,
                                            1996             1995             1996             1995
                                            ----             ----             ----             ----
                                                  Unaudited                          Unaudited
                                                  ---------                          ---------

Net sales                              $ 233,625,000    $ 249,637,000    $ 483,166,000    $ 500,878,000
Interest and other income                  1,419,000        1,624,000        3,170,000        3,288,000
                                       -------------    -------------    -------------    -------------
                                         235,044,000      251,261,000      486,336,000      504,166,000
                                       -------------    -------------    -------------    -------------
Costs and expenses:
    Cost of goods sold                   200,082,000      208,339,000      413,568,000      417,916,000
    Selling, general and
        administrative expenses           21,254,000       19,446,000       43,119,000       40,483,000
    Interest expense                       1,123,000          931,000        2,601,000        1,512,000
    Foreign currency transaction
        losses (gains)                       (95,000)         581,000          (36,000)         475,000
    Minority interest                         26,000          142,000           98,000          308,000
                                       -------------    -------------    -------------    -------------
                                         222,390,000      229,439,000      459,350,000      460,694,000
                                       -------------    -------------    -------------    -------------


Income before taxes                       12,654,000       21,822,000       26,986,000       43,472,000

Provision for income taxes:
    U.S                                      (86,000)       2,104,000         (144,000)       3,871,000
    Foreign                                5,128,000        6,621,000       11,044,000       13,269,000
                                       -------------    -------------    -------------    -------------
                                           5,042,000        8,725,000       10,900,000       17,140,000
                                       -------------    -------------    -------------    -------------

Net income                                 7,612,000       13,097,000       16,086,000       26,332,000

Dividends on preferred stock                 (13,000)         (13,000)         (27,000)         (27,000)
                                       -------------    -------------    -------------    -------------
Net income applicable to
    common stock                       $   7,599,000    $  13,084,000    $  16,059,000    $  26,305,000
                                       =============    =============    =============    =============

Net income per share of
    common stock                       $         .20    $         .35    $         .43    $         .70
                                       =============    =============    =============    =============
Cash dividends per share of
    common stock                       $        .095    $        .085    $         .18    $         .16
                                       =============    =============    =============    =============
Average number of shares outstanding
    which were used in computing net
    income per common share               37,527,501       37,541,593       37,546,410       37,517,276

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)


                                                     February 29,     August 31,
             Assets                                      1996            1995
                                                     ------------   ------------
                                                               Unaudited
                                                               ---------
Current assets:
    Cash and cash equivalents (Note 3)               $ 70,929,000   $ 83,997,000
    Short-term investments, at cost                    66,789,000     60,275,000
    Accounts receivable, less allowance
        for doubtful accounts of $5,490,000 at
        February 29, 1996 and $4,859,000 at
        August 31, 1995                               156,197,000    143,183,000
    Inventories, average cost or market,
        whichever is lower                            164,515,000    190,946,000
    Prepaids, including tax effect of
        temporary differences                          11,531,000     12,705,000
                                                     ------------   ------------
             Total current assets                     469,961,000    491,106,000
                                                     ------------   ------------

Other assets:
    Cash surrender value of life insurance                380,000        377,000
    Deferred charges, etc., including tax effect
        of temporary differences                       14,607,000     14,506,000
                                                     ------------   ------------
                                                       14,987,000     14,883,000
                                                     ------------   ------------

Property, plant and equipment, at cost:
    Land and improvements                               8,870,000      8,909,000
    Buildings and leasehold improvements               68,861,000     62,362,000
    Machinery and equipment                           181,093,000    173,325,000
    Furniture and fixtures                             19,725,000     19,054,000
    Construction in progress                           12,347,000     19,471,000
                                                     ------------   ------------
                                                      290,896,000    283,121,000
    Accumulated depreciation and investment grants
        of $353,000 at February 29, 1996 and
        $415,000 at August 31, 1995                   150,201,000    141,944,000
                                                     ------------   ------------
                                                      140,695,000    141,177,000
                                                     ------------   ------------

                                                     $625,643,000   $647,166,000
                                                     ============   ============

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                           February 29,      August 31,
      Liabilities and Stockholders' Equity                     1996             1995
                                                          -------------    -------------
                                                                    Unaudited
                                                                    ---------
Current liabilities:
    Notes payable                                         $   6,300,000    $  17,800,000
    Current portion of long-term debt                            40,000           39,000
    Accounts payable                                         68,413,000       60,204,000
    U.S. and foreign income taxes payable                     6,278,000       15,009,000
    Accrued payrolls, taxes and related benefits             15,255,000       16,820,000
    Other accrued liabilities                                21,657,000       18,194,000
                                                          -------------    -------------
             Total current liabilites                       117,943,000      128,066,000
                                                          -------------    -------------

Long-term debt (Note 6)                                      57,075,000       75,096,000

Other long-term liabilities                                  32,676,000       31,230,000

Deferred income taxes                                         6,443,000        5,973,000

Minority interest                                             1,682,000        1,583,000

Stockholders' equity (Note 4):
    Preferred stock, 5% cumulative, $100
        par value, authorized, issued and
        outstanding - 10,705 shares                           1,071,000        1,071,000
    Special stock, 1,000,000 shares authorized,
        none outstanding                                             --               --
    Common stock, $1 par value
        Authorized - 75,000,000 shares
        Issued - 38,031,667 shares at February 29, 1996
           and 38,022,242 shares at August 3l, 1995          38,032,000       38,022,000
    Other capital                                            38,245,000       38,069,000
    Cumulative foreign currency translation
        adjustment                                           38,157,000       41,979,000
    Retained earnings                                       307,266,000      297,979,000
    Treasury stock, at cost, 502,674 shares at
        February 29, 1996 and 442,674 shares at
        August 31, 1995 (Note 5)                            (12,063,000)     (10,838,000)
    Unearned stock grant compensation                          (884,000)      (1,064,000)
                                                          -------------    -------------
             Common stock equity                            408,753,000      404,147,000
                                                          -------------    -------------
             Total stockholders' equity                     409,824,000      405,218,000
                                                          -------------    -------------

                                                          $ 625,643,000    $ 647,166,000
                                                          =============    =============

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                               Six months ended
                                                               ----------------
                                                         February 29,    February 28,
                                                             1996            1995
                                                             ----            ----
                                                                  Unaudited
                                                                  ---------
Provided (used in) operating activities:
    Net income                                           $ 16,086,000    $ 26,332,000
    Items not requiring the current use of cash:
        Depreciation                                        9,745,000       8,139,000
        Non-current deferred taxes                            493,000          19,000
        Foreign pension and other compensation              1,426,000       1,385,000
        Postretirement benefit obligation                     408,000         480,000
    Changes in working capital:
        Accounts receivable                               (13,770,000)    (26,240,000)
        Inventories                                        25,916,000     (56,466,000)
        Prepaids                                              986,000      (1,645,000)
        Accounts payable                                    8,749,000      20,666,000
        Income taxes                                       (8,813,000)       (468,000)
        Accrued payrolls and other accrued liabilities      2,069,000       2,568,000
    Changes in other assets and other
        long-term liabilities                                (782,000)     (1,382,000)
                                                         ------------    ------------
           Net cash provided from (used in)
               operating activities                        42,513,000     (26,612,000)
                                                         ------------    ------------
Provided (used in) investing activities:
    Expenditures for property, plant and equipment        (11,528,000)    (36,163,000)
    Disposals of property, plant and equipment                537,000         410,000
    Purchases of short-term investments                   (97,301,000)    (29,910,000)
    Proceeds from sales of short-term investments          90,441,000      50,233,000
                                                         ------------    ------------
           Net cash used in investing activities          (17,851,000)    (15,430,000)
                                                         ------------    ------------
Provided from (used in) financing activities:
    Cash dividends paid                                    (6,760,000)     (6,001,000)
    Increase (decrease) of notes payable                  (11,500,000)     26,700,000
    Increase of long-term debt                                     --      17,000,000
    Reduction of long-term debt                           (18,019,000)        (18,000)
    Purchase of treasury stock                             (1,226,000)             --
    Exercise of stock options                                 186,000       1,673,000
    Increase (decrease) in minority interest                   98,000        (292,000)
                                                         ------------    ------------
           Net cash provided (used in)
               financing activities                       (37,221,000)     39,062,000
                                                         ------------    ------------
Effect of exchange rate changes on cash                      (509,000)      2,589,000
                                                         ------------    ------------
Net increase (decrease) in cash and cash equivalents      (13,068,000)       (391,000)

Cash and cash equivalents at beginning of year             83,997,000      60,062,000
                                                         ------------    ------------
Cash and cash equivalents at end of period               $ 70,929,000    $ 59,671,000
                                                         ============    ============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The results of operations for the six months ended February 29, 1996 are not necessarily indicative of the results expected for the year ended August 31, 1996.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $64,081,000 at February 29, 1996 and $56,198,000 at August 31, 1995. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the six months ended February 29, 1996 is as follows:

                                                                               Foreign        Unearned
                                                                               Currency       Stock
                                   Common          Other        Retained       Translation    Grant
                                   Stock          Capital       Earnings       Adjustment     Compensation
                                   -----          -------       --------       ----------     ------------

Balance-September 1, 1995    $  38,022,000   $  38,069,000   $ 297,979,000   $  41,979,000   $  (1,064,000)
Net income                                                      16,086,000
Dividends paid or accrued:
    Preferred                                                      (27,000)
    Common, $.18 per share                                      (6,772,000)
Stock options exercised             10,000         176,000
Foreign currency
    translation adjustment                                                      (3,822,000)
Amortization of
    restricted stock                                                                               180,000
                             -------------   -------------   -------------   -------------   -------------
Balance-February 29, 1996    $  38,032,000   $  38,245,000   $ 307,266,000   $  38,157,000   $    (884,000)
                             =============   =============   =============   =============   =============

(5) During November 1995, the Company repurchased 60,000 shares of its common stock for $1,226,000. The Board of Directors of the Company has authorized the repurchase of up to 3,940,000 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.

(6) In February 1996, the Company amended its revolving credit agreement to extend the term one additional year. The termination date of the credit agreement is now February 28, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
- -----------------------------------------

         A comparison of net sales by classification for both the three month and six month periods ending February 29, 1996 and February 28, 1995 is as follows:

                                                    (In Thousands)
                                Three Months Ended                  Six Months Ended
                                ------------------                  ----------------
                       Feb. 29,    Feb. 28,     Increase    Feb. 29,    Feb. 28,    Increase
                         1996        1995      (Decrease)     1996        1995      (Decrease)
                         ----        ----      ----------     ----        ----      ----------
Manufacturing          $143,021   $ 141,894    $   1,127    $291,439   $ 288,094    $  3,345
Merchant                 47,155      58,116      (10,961)     99,554     111,408     (11,854)
Distribution             43,449      49,627       (6,178)     92,173     101,376      (9,203)
                       --------   ---------    ---------    --------   ---------    --------
                       $233,625   $ 249,637    $ (16,012)   $483,166   $ 500,878    $(17,712)
                       ========   =========    =========    ========   =========    ========

         The translation effects from the weaker U.S. dollar increased sales by $4.0 million in the quarter and $13.5 million for the six month period.

         Total tonnage increased approximately 5% for the quarter but decreased 1% for the six month period. Tonnage for the quarter was up approximately 4% in Europe and 6% in North America. European tonnage declined approximately 4% during the six month period while North American tonnage increased approximately 3%. The increase in North American tonnage was due to the acquisition of Texas Polymer Services on February 28, 1995.

         A major factor contributing to the decline in sales was lower resin prices which were down over 25% from the year ago period.

         Gross margins on sales for the quarter were 14.4% compared to 16.5% for the same quarter last year. Gross margins on sales for the six months ended February 29, 1996 were 14.4% compared with 16.6% for the comparable six month period last year. The decline in gross profit margins was due to competitive price pressures. In addition, capacity utilization was slightly under 80%, mainly because of a 55% increase in North American capacity last year. A comparison of gross profit by classification for both the three month and six month periods ending February 29, 1996 and February 28, 1995 is as follows:

                                                   (In Thousands)
                                Three Months Ended                Six Months Ended
                                ------------------                ----------------
                       Feb. 29,  Feb. 28,    Increase    Feb. 29,  Feb. 28,    Increase
                        1996       1995      (Decrease)   1996       1995      (Decrease)
                        ----       ----      ----------   ----       ----      ----------
Manufacturing          $21,492   $ 26,849    $ (5,357)   $44,872   $ 54,166    $ (9,294)
Merchant                 5,370      8,264      (2,894)    11,391     16,501      (5,110)
Distribution             6,681      6,185         496     13,335     12,295       1,040
                       -------   --------    --------    -------   --------    --------
                       $33,543   $ 41,298    $ (7,755)   $69,598   $ 82,962    $(13,364)
                       =======   ========    ========    =======   ========    ========

         Selling, general and administrative expenses increased in 1996 due to the acquisition of Texas Polymer Services on February 28, 1995 and higher compensation. In addition, the weakening of the U.S. dollar increased these expenses by $396,000 for the quarter and $1,317,000 for the six month period.

         Interest expense increased in 1996 mainly in the United States due to greater levels of borrowing.

         Foreign currency transaction gains and losses were primarily due to changes in the value of currencies within the European Monetary System as well as the Mexican peso.

         The minority interest represents a 30% equity position of MKV America Inc., an affiliate of Mitsubishi Chemical Corporation, in a partnership with the Company. Earnings of the partnership declined during 1996 due to lower sales and profit margins.

         The effective tax rates for the respective three month periods were 39.8% in 1996 and 40.0% in 1995. For the six months ended February 29, the effective tax rates were 40.4% in 1996 and 39.4% in 1995. Lower earnings in Germany reduced the effective tax rate in the quarter. However, a lower level of anticipated foreign tax credits as well as reduced earnings in North America increased the effective tax rate for the six months ended February 29, 1996.

         Earnings in Europe decreased $1.6 million in the 1996 second quarter and $2.6 million for the six month period. The decline was attributable primarily to Germany where the economy has slowed considerably during the last six months. European sales were down $8.8 million or 6% for the quarter primarily due to lower resin prices.

         North American income was down $3.9 million in the 1996 second quarter and $7.6 million for the six month period. The major reason for the decline in earnings was lower profit margins which were down by approximately 30% due to competitive pricing. In addition, manufacturing capacities were utilized at a 69% rate for the quarter compared with a 94% rate in the same quarter last year. During the last year, manufacturing capacities in North America increased 55% principally because of the February 28, 1995 acquisition of Texas Polymer Services and the start-up of a new Mexican facility in September 1995.

         Earnings for the fiscal 1996 third quarter will improve from the preceding quarter, but will be down from the same quarter last year. Order levels in Europe and Mexico have shown a recent improvement and resin prices have firmed during the last month which should strengthen margins and overall profitability compared to recent quarters.


Material Changes in Financial Condition
- ---------------------------------------

         As of February 29, 1996, the current ratio was 4.0 to 1 and working capital was approximately $352 million. A major factor in the improvement of the current ratio over August 31, 1995 was the $11.5 million reduction of notes payable during the six months ended February 29, 1996.

         In February 1996, the Company amended its $75 million revolving credit agreement to extend the term one additional year. The termination date of the credit agreement is now February 28, 2001.

         The ratio of long-term liabilities to capital was 18.0% at February 29, 1996 compared to 20.8% at August 31, 1995. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio decreased during the six months ended February 29, 1996 due to the $18 million reduction in the outstanding debt under the revolving credit agreement.

         During November 1995, the Company repurchased 60,000 shares of its common stock for $1,226,000. The Board of Directors of the Company has authorized the repurchase of up to 3,940,000 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar at February 29, 1996 as compared to its value at August 31, 1995 decreased this account by $3,822,000.

Part II - Other Information
- ---------------------------

         Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
     --------

         Exhibit
         Number       Exhibit
         ------       -------

         10.1* Form of Amendment to Deferred Compensation Agreements between the Registrant and Robert A. Stefanko, Terry L. Haines and Larry A. Kushkin

         10.2* Employment Agreement dated January 31, 1996, between the Registrant and Robert A. Stefanko (replacing Employment Agreement dated December 28, 1990)

         10.3* Employment Agreement dated January 31, 1996, between the Registrant and Terry L. Haines (replacing Employment Agreement dated December 28, 1990)

         10.4* Employment Agreement dated January 31, 1996, between the Registrant and Larry A. Kushkin (replacing Employment Agreement dated December 28, 1990)

         10.5* Employment Agreement dated January 31, 1996, between the Registrant and Leonard E. Emge

         10.6* Employment Agreement dated January 31, 1996, between the Registrant and Alain C. Adam (replacing Employment Agreement dated December 28, 1990)

         10.7* Employment Agreement dated January 31, 1996, between the Registrant and Brian R. Colbow (replacing Employment Agreement dated December 28, 1990)

         10.8*        Amendment to A. Schulman, Inc. Nonqualified Profit Sharing
                      Plan

         10.9*        Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan

         10.10* Amendment to A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan

         10.11 First Amendment to Credit Agreement dated February 26, 1996, among Registrant and Society National Bank, individually and as Agent, First National Bank of Ohio, Union Bank of Switzerland and The First National Bank of Chicago

         27**         Financial Data Schedule

         *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

         **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


(b)  Reports on Form 8-K.
     --------------------

         On January 16, 1996, the Registrant filed a report on Form 8-K dated January 15, 1996. The filing was made in conjunction with the adoption by the Registrant's Board of Directors of (1) a stockholder rights plan pursuant to which the Registrant's common stockholders of record as of January 25, 1996, were issued special stock purchase rights and (2) amendments to the Registrant's By-laws to require a stockholder to provide notice to the Registrant within a specified time frame of such stockholder's intent to nominate a director or raise business at an annual meeting. No financial statements were filed with such Form 8-K.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date  April 15, 1996          A. Schulman, Inc.
      -------------------     -----------------------------------------
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