Form 10-Q
period 1996-05-31
SCHULMAN A INC
filed 1996-07-15
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1996 or
                                    ------------

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number: 2-45166
                            --------

     A. Schulman, Inc. and its Consolidated Subsidiaries
- -------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

         Delaware                                  34-0514850
- --------------------------------        ---------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

3550 West Market Street,      Akron, Ohio                      44333
- -------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (330) 666-3751
- -------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

- -------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----


     Number of common shares outstanding
as of June 30, 1996 - 37,625,435

                                A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)

                                                   For the three months ended      For the nine months ended
                                                   --------------------------      -------------------------
                                                    May 31,          May 31,        May 31,        May 31,
                                                     1996             1995           1996           1995
                                                     ----             ----           ----           ----
                                                            Unaudited                      Unaudited
                                                            ---------                      ---------
Net sales                                        $ 254,432,000   $ 284,535,000   $ 737,598,000   $ 785,413,000
Interest and other income                            1,299,000       1,956,000       4,469,000       5,244,000
                                                 -------------   -------------   -------------   -------------
                                                   255,731,000     286,491,000     742,067,000     790,657,000
                                                 -------------   -------------   -------------   -------------
Costs and expenses:

   Cost of goods sold                              213,690,000     238,870,000     627,258,000     656,786,000
   Selling, general and
      administrative expenses                       20,845,000      19,617,000      63,964,000      60,100,000
   Interest expense                                    983,000       1,679,000       3,584,000       3,191,000
   Foreign currency transaction
      losses                                            63,000         749,000          27,000       1,224,000
   Minority interest                                    73,000         102,000         171,000         410,000
                                                 -------------   -------------   -------------   -------------
                                                   235,654,000     261,017,000     695,004,000     721,711,000
                                                 -------------   -------------   -------------   -------------


Income before taxes                                 20,077,000      25,474,000      47,063,000      68,946,000

Provision for income taxes:

   U.S                                                 762,000       1,793,000         618,000       5,664,000
   Foreign                                           7,211,000       8,442,000      18,255,000      21,711,000
                                                 -------------   -------------   -------------   -------------
                                                     7,973,000      10,235,000      18,873,000      27,375,000
                                                 -------------   -------------   -------------   -------------
Net income                                          12,104,000      15,239,000      28,190,000      41,571,000

Dividends on preferred stock                           (13,000)        (13,000)        (40,000)        (40,000)
                                                 -------------   -------------   -------------   -------------
Net income applicable to
   common stock                                  $  12,091,000   $ 15,226,000    $ 28,150,000    $  41,531,000
                                                 =============   =============   =============   =============

Net income per share of
   common stock                                  $         .32   $         .41   $         .75   $        1.11
                                                 =============   =============   =============   =============
Cash dividends per share of
   common stock                                  $        .095   $        .085   $        .275   $        .245
                                                 =============   =============   =============   =============
Average number of shares outstanding
   which were used in computing net
   income per common share                          37,546,186      37,563,510      37,546,335      37,532,687


                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                      May 31,      August 31,
             Assets                                     1996         1995
                                                    ------------  ------------
                                                             Unaudited
                                                             ---------
Current assets:
    Cash and cash equivalents (Note 3)              $ 57,612,000  $ 83,997,000
    Short-term investments, at cost                   82,019,000    60,275,000
    Accounts receivable, less allowance
        for doubtful accounts of $5,848,000 at
        May 31, 1996 and $4,859,000 at
        August 31, 1995                              157,582,000   143,183,000
    Inventories, average cost or market,
        whichever is lower                           158,893,000   190,946,000
    Prepaids, including tax effect of
        temporary differences                         12,033,000    12,705,000
                                                    ------------  ------------
             Total current assets                    468,139,000   491,106,000
                                                    ------------  ------------

Other assets:
    Cash surrender value of life insurance               399,000       377,000
    Deferred charges, etc., including tax effect
        of temporary differences                      16,724,000    14,506,000
                                                    ------------  ------------
                                                      17,123,000    14,883,000
                                                    ------------  ------------

Property, plant and equipment, at cost:
    Land and improvements                              8,770,000     8,909,000
    Buildings and leasehold improvements              66,655,000    62,362,000
    Machinery and equipment                          183,255,000   173,325,000
    Furniture and fixtures                            19,627,000    19,054,000
    Construction in progress                          12,843,000    19,471,000
                                                    ------------  ------------
                                                     291,150,000   283,121,000

    Accumulated depreciation and investment grants
        of $316,000 at May 31, 1996 and
        $415,000 at August 31, 1995                  152,196,000   141,944,000
                                                    ------------  ------------
                                                     138,954,000   141,177,000
                                                    ------------  ------------
                                                    $624,216,000  $647,166,000
                                                    ============  ============


                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                          May 31,        August 31,
      Liabilities and Stockholders' Equity                 1996             1995
                                                        -----------      ----------
                                                                Unaudited
                                                                ---------
Current liabilities:
    Notes payable                                    $   2,950,000   $  17,800,000
    Current portion of long-term debt                       40,000          39,000
    Accounts payable                                    64,521,000      60,204,000
    U.S. and foreign income taxes payable                9,065,000      15,009,000
    Accrued payrolls, taxes and related benefits        17,046,000      16,820,000
    Other accrued liabilities                           23,385,000      18,194,000
                                                     -------------   -------------
             Total current liabilites                  117,007,000     128,066,000
                                                     -------------   -------------

Long-term debt (Note 6)                                 54,064,000      75,096,000

Other long-term liabilities                             32,827,000      31,230,000

Deferred income taxes                                    6,471,000       5,973,000

Minority interest                                        1,754,000       1,583,000

Stockholders' equity (Note 4):
    Preferred stock, 5% cumulative, $100
        par value, authorized, issued and
        outstanding - 10,705 shares                      1,071,000       1,071,000
    Special stock, 1,000,000 shares authorized,
        none outstanding                                        --              --
    Common stock, $1 par value
        Authorized - 75,000,000 shares
        Issued - 38,077,859 shares at May 31, 1996
           and 38,022,242 shares at August 3l, 1995     38,078,000      38,022,000
    Other capital                                       39,111,000      38,069,000
    Cumulative foreign currency translation
        adjustment                                      30,905,000      41,979,000
    Retained earnings                                  315,785,000     297,979,000
    Treasury stock, at cost, 502,674 shares at
        May 31, 1996 and 442,674 shares at
        August 31, 1995 (Note 5)                       (12,063,000)    (10,838,000)
    Unearned stock grant compensation                     (794,000)     (1,064,000)
                                                     -------------   -------------
             Common stock equity                       411,022,000     404,147,000
                                                     -------------   -------------
             Total stockholders' equity                412,093,000     405,218,000
                                                     -------------   -------------
                                                     $ 624,216,000   $ 647,166,000
                                                     =============   =============

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                                              Nine months ended
                                                              -----------------
                                                           May 31,         May 31,
                                                            1996             1995
                                                            ----             ----
                                                                   Unaudited
                                                                   ---------
Provided (used in) operating activities:
    Net income                                          $  28,190,000   $ 41,571,000
    Items not requiring the current use of cash:
        Depreciation                                       14,605,000     13,091,000
        Non-current deferred taxes                            645,000         11,000
        Foreign pension and other compensation              2,122,000      2,130,000
        Postretirement benefit obligation                     612,000        720,000
    Changes in working capital:
        Accounts receivable                               (18,474,000)   (23,817,000)
        Inventories                                        29,124,000    (61,537,000)
        Prepaids                                              365,000         72,000
        Accounts payable                                    6,940,000     14,312,000
        Income taxes                                       (5,820,000)     1,959,000
        Accrued payrolls and other accrued liabilities      6,324,000      5,380,000
    Changes in other assets and other
        long-term liabilities                              (1,735,000)    (1,461,000)
                                                        -------------   ------------
           Net cash provided from (used in)
               operating activities                        62,898,000     (7,569,000)
                                                        -------------   ------------
Provided (used in) investing activities:
    Expenditures for property, plant and equipment        (15,498,000)   (47,445,000)
    Disposals of property, plant and equipment                361,000         88,000
    Purchases of short-term investments                  (153,449,000)   (70,493,000)
    Proceeds from sales of short-term investments         128,773,000     80,742,000
                                                        -------------   ------------
           Net cash used in investing activities          (39,813,000)   (37,108,000)
                                                        -------------   ------------
Provided from (used in) financing activities:
    Cash dividends paid                                   (10,325,000)    (9,194,000)
    Increase (decrease) of notes payable                  (14,850,000)    11,200,000
    Increase of long-term debt                                     --     52,000,000
    Reduction of long-term debt                           (21,029,000)       (27,000)
    Purchase of treasury stock                             (1,226,000)            --
    Exercise of stock options                               1,098,000      2,376,000
    Increase (decrease) in minority interest                  171,000       (190,000)
                                                        -------------   ------------
           Net cash provided from (used in)
               financing activities                       (46,161,000)    56,165,000
                                                        -------------   ------------
Effect of exchange rate changes on cash                    (3,309,000)     6,144,000
                                                        -------------   ------------
Net increase (decrease) in cash and cash equivalents      (26,385,000)    17,632,000

Cash and cash equivalents at beginning of year             83,997,000     60,062,000
                                                        -------------   ------------
Cash and cash equivalents at end of period              $  57,612,000   $ 77,694,000
                                                        =============   ============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the nine months ended May 31, 1996 are not necessarily indicative of the results expected for the year ended August 31, 1996.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $55,388,000 at May 31, 1996 and $56,198,000 at August 31, 1995. Investments with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the nine months ended
May 31, 1996 is as follows:

                                                                       Foreign         Unearned
                                                                       Currency        Stock
                                  Common       Other      Retained     Translation     Grant
                                  Stock       Capital     Earnings     Adjustment      Compensation
                                  -----       -------     --------     ----------      ------------
Balance-September 1, 1995    $ 38,022,000   $38,069,000  $297,979,000  $41,979,000    $(1,064,000)
Net income                                                 28,190,000
Dividends paid or accrued:
    Preferred                                                 (40,000)
    Common, $.275 per share                               (10,344,000)
Stock options exercised            56,000     1,042,000
Foreign currency
    translation adjustment                                             (11,074,000)
Amortization of
    restricted stock                                                                      270,000

                             ------------   -----------  ------------  -----------    -----------
Balance-May 31, 1996         $ 38,078,000   $39,111,000  $315,785,000  $30,905,000    $  (794,000)
                             ============   ===========  ============  ===========    ============

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations
- -----------------------------------------

         A comparison of net sales for both the three month and nine month periods ending May 31, 1996 and 1995 is as follows:

                                         (In Thousands)
                   Three Months Ended May 31,         Nine months ended May 31,
                   --------------------------         -------------------------
                 1996       1995     (Decrease)    1996        1995    (Decrease)
                 ----       ----     ----------    ----        ----    ----------
Manufacturing  $157,983  $ 164,890   $  (6,907)  $449,422  $ 452,984   $ (3,562)
Merchant         54,409     64,856     (10,447)   153,963    176,264    (22,301)
Distribution     42,040     54,789     (12,749)   134,213    156,165    (21,952)
               --------  ---------   ---------   --------  ---------   --------
               $254,432  $ 284,535   $ (30,103)  $737,598  $ 785,413   $(47,815)
               ========  =========   =========   ========  =========   ========

     A major factor contributing to the decline in sales was lower resin prices. The translation effects from the weaker U.S. dollar reduced sales by $9.9 million for the quarter, but increased sales by $3.6 million for the nine month period.

     Worldwide tonnage increased approximately 3% for the quarter but was up only slightly for the nine month period. Tonnage for the quarter was approximately the same in Europe and was up 6% in North America. European tonnage declined approximately 3% during the nine month period while North American tonnage increased 4%. The increase in North American tonnage for the nine month period was primarily due to the acquisition of Texas Polymer Services on February 28, 1995.

     Gross margins on sales for the quarter were approximately unchanged from the same quarter of last year. Gross margins on sales for the nine months ended May 31, 1996 were 15% compared with 16.4% for the comparable nine month period last year. Although margins on sales for the quarter were about the same as last year, profits were down because of lower prices. A comparison of gross profit for both the three month and nine month periods ending May 31, 1996 and 1995 is as follows:


                                       (In Thousands)
                 Three Months Ended May 31,       Nine Months Ended May 31,
                 --------------------------       --------------------------
                                                                     Increase
                1996       1995    (Decrease)     1996      1995    (Decrease)
               -------  --------   ---------   --------  ---------   --------
Manufacturing  $27,713  $ 30,704   $  (2,991)  $ 72,585  $  84,870   $(12,285)
Merchant         6,793     8,234      (1,441)    18,184     24,735     (6,551)
Distribution     6,236     6,727        (491)    19,571     19,022        549
               -------  --------   ---------   --------  ---------   --------
               $40,742  $ 45,665   $  (4,923)  $110,340  $ 128,627   $(18,287)
               =======  ========   =========   ========  =========   ========

     Selling, general and administrative expenses increased in 1996 due to the acquisition of Texas Polymer Services on February 28, 1995, higher compensation and additional costs to support current and future requirements of the Company. In addition, the translation effects from the U.S. dollar reduced these expenses by $914,000 for the quarter, but increased them by $403,000 for the nine month period.
     Interest expense for the quarter declined $696,000 due to lower levels of borrowing. This trend is expected to continue in the fourth quarter.
     Foreign currency transaction losses were primarily due to changes in the value of currencies within the European Monetary System as well as the Mexican peso.
     The minority interest represents a 30% equity position of MKV America Inc., an affiliate of Mitsubishi Chemical MKV Company, in a partnership with the Company. Earnings of the partnership declined during 1996 due to lower sales and profit margins.
     The effective tax rates for the respective three month periods were 39.7% in 1996 and 40.2% in 1995. For the nine months ended May 31, the effective tax rates were 40.1% in 1996 and 39.7% in 1995. Lower earnings in Germany reduced the effective tax rate in the quarter. However, a lower level of anticipated foreign tax credits as well as reduced earnings in North America increased the effective tax rate for the nine months ended May 31, 1996.
     Earnings in Europe decreased $2.7 million in the 1996 third quarter and $5.3 million for the nine month period. The earnings decline was attributable primarily to Germany which continued to be affected by lackluster general economic conditions. European sales were down 15% for the quarter due to lower plastic resin prices and the translation effect of foreign currencies.
     North American income was down $400,000 in the 1996 third quarter and $8 million for the nine month period. In the third quarter, margins were slightly higher but income was down primarily due to lower selling prices.
     Order levels are currently at a good level and the pricing of resins should be reasonably firm throughout the fiscal 1996 fourth quarter. However, earnings in Germany will be off from last year's level and the effect of the stronger U.S. dollar will have some small adverse effect on earnings.

Material Changes in Financial Condition
- ---------------------------------------

     As of May 31, 1996, the current ratio was 4.0 to 1 and working capital was approximately $351 million. A major factor in the improvement of the current ratio over August 31, 1995 was the $14.9 million reduction of notes payable during the nine months ended May 31, 1996.
     In February 1996, the Company amended its $75 million revolving credit agreement to extend the term one additional year. The termination date of the credit agreement is now February 28, 2001.
     The ratio of long-term liabilities to capital was 17.4% at May 31, 1996 and 20.8% at August 31, 1995. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio decreased during the nine months ended May 31, 1996 due to the $21 million reduction in the outstanding debt under the revolving credit agreement.
     During November 1995, the Company repurchased 60,000 shares of its common stock for $1,226,000. The Board of Directors of the Company has authorized the repurchase of up to 3,940,000 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.
     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar at May 31, 1996 as compared to its value at August 31, 1995 decreased this account by $11,074,000.

Part II - Other Information
- ---------------------------

     Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibit
     Number         Exhibit
     ------         -------

       27           Financial Data Schedule*

(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.





- ------------
    * Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  July 12, 1996                    A. Schulman, Inc.
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