Form 10-K
period 1996-08-31
SCHULMAN A INC
filed 1996-11-27
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-K


(Mark One)

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the fiscal year ended August 31, 1996 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from ___________ to _____________.

     Commission File No. 0-7459

                                A. SCHULMAN, INC.
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                           34-0514850
       --------                                           ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   3550 West Market Street, Akron, Ohio                         44333
   ------------------------------------                         -----
 (Address of Principal Executive Offices)                     (ZIP Code)

Registrant's telephone number, including area code: (330)666-3751
                                                    -------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of Class)

                          Special Stock Purchase Rights
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


                       [Cover continued on following page]

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 22, 1996: $798,363,263
                     ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

37,806,131 Shares of Common Stock, $1.00 Par Value, at
------------------------------------------------------
October 22, 1996.
-----------------

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                             Part of Form 10-K
Document                                                   in Which Incorporated
--------                                                   ---------------------

Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement
Dated November 12, 1996                                            III and IV

Portions of the Registrant's 1996
Annual Report to Stockholders                                      I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 12, 1996 shall be deemed incorporated by reference herein.

                                     PART I
                                     ------


ITEM I.   BUSINESS
-------   --------

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

         The first classification, manufacturing, involves primarily the formulation and manufacture of proprietary plastic compounds engineered to fulfill the application requirements of theCompany's customers. These compounds, also known as engineered products, are formulated in the Company's laboratories and are manufactured in the Company's twelve plastics compounding plants (including one plant acquired on November 7, 1996) in North America and Europe. The Company combines basic resins purchased from plastic resin producers with various additives in accordance with formulae and specifications developed in the Company's laboratories. Customers for the Company's proprietary plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. Proprietary compounds are produced by the Company generally on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company and public warehouses.

         The Company's proprietary plastic compounds are sold to manufacturers and suppliers in various markets such as consumer products, electrical/ electronics, packaging, office equipment, automotive and agriculture. For example, these compounds are used in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, capacitor housings and wire and cable insulation for power generation, distribution and control systems; in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the office equipment industry for such products as cases and housings for computers, folders and binders, stack trays and panels and drawers for copying machines; in the automotive industry for such products as grills, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; and in the agriculture industry for such products as greenhouse coverings, protective film for plants and agricultural mulch.

         The Company manufactures various flame retardant engineered compounds, including Polyman(R), Polyflam(R) and Polyvin(R). These compounds are used in applications such as telephone system terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.

         Papermatch(R), one of the Company's newer product lines, is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch(R) is printable and resistant to tearing, moisture and chemicals.

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

         On November 7, 1996, the Company acquired the business and assets of a manufacturing facility in Sharon Center, Ohio. This facility has four manufacturing lines and an annual capacity of approximately 15 million pounds.

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

         In the third classification within its plastics industry segment, the Company, through its European operations, acts as a distributor for several major resin producers which include Huels AG, Vestolen GmbH, BASF, Dow Chemical, Exxon Chemical, and ATOCHEM.

         The Company is the exclusive third-party United States, Canada and Mexico distributor of rotational molding grades of nylon 11 and 12 for Elf Atochem North America, Inc. Nylon 11 and 12 are used in the rotational molding business and the extrusion and injection molding markets. The Company acts as a distributor of polyvinyl chloride dispersion resin manufactured by Kaneka Delaware Corporation of the United States. The Company also distributes ABS resins in the United States for Nitriflex S.A. of Brazil.

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

         Supplemental information regarding net sales and gross profit of the Company's three classifications within its sole industry segment is set forth on page 30 of the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company's operations outside the United States are an important part of its business. The Company's foreign subsidiaries manufacture additives, concentrates, flame retardants and other proprietary and custom plastic compounds, act as merchants of plastic resins, and distribute certain plastic resins for foreign prime producers.

         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas and the amount of inter-geographic area sales for the last three years is set forth in Note 10 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

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

         A. Schulman GmbH, a German subsidiary located in Sindorf, operates seven sales offices and manufactures proprietary and custom plastic compounds. In addition, a major portion of the sales volume of this subsidiary is derived from merchant activities consisting of the purchase and sale of prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 1996, this subsidiary purchased approximately 30% of the compounds manufactured in the Bornem, Belgium plant. Approximately 29% of the sales volume of A. Schulman GmbH during the same period was derived from its distribution activity of selling plastic resins and compounds of Huels AG and Vestolen GmbH, both members of the Veba AG group of companies. This subsidiary also distributes products for Dow Chemical, Exxon Chemical, Hoechst and Solvay.

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

     The Company has a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has a manufacturing line at the Company's Bellevue, Ohio facility. The Company's partner provides technical and manufacturing expertise.

     As of August 31, 1996, the Company had approximately 989 employees in the United States and approximately 1,029 employees in its foreign operations. More than 90% of the Company's hourly production employees are represented by various unions under collective bargaining agreements.

     The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 222 technical personnel. The Company's plastic compounding business is to a degree dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

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

     During the year ended August 31, 1996, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than on a temporary basis.

     The raw materials required by the Company readily are available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company's proprietary plastic compounds are polypropylene, ABS (acrylontrile butadiene styrene), PVC (polyvinyl chloride), polyethylene, polystyrene and polyurethane.

     The Company's business is highly competitive. In its manufacturing classification, the Company competes with producers of the basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. Although no industry statistics are available, the Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in the United States and Europe which is not also engaged in the petrochemical industry or as a basic producer of plastic resins. Certain of these competitors compete with the Company generally in each such competitor's own local market area, while other competitors compete with the Company on a global basis.

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

     ITEM 2. PROPERTIES
     ------- ----------

     The Company owns and operates eight plastics compounding plants in North America and four in Europe. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:


                                               Approximate       Approximate
                                                Capacity           Floor Area
Location                                         (lbs.)          (Square Feet)
--------------------------------------------------------------------------------
Akron, Ohio                                    73,000,000          164,000
Bellevue, Ohio                                 97,000,000(1)       160,000
Sharon Center, Ohio                            15,000,000(2)        43,000
Orange, Texas                                  72,000,000          147,000
Orange, Texas--Texas
  Polymer Services, Inc.                      145,000,000          182,000
Nashville, Tennessee                           80,000,000          131,000
San Luis Potosi, Mexico(3)(a)                  25,000,000           78,000
Bornem, Belgium                               130,000,000          356,000
Crumlin Gwent, South Wales                     54,000,000           99,000(3)(b)
Givet, France                                  52,000,000           74,000
St. Thomas, Ontario, Canada                    65,000,000          111,000
Sindorf, Germany                               90,000,000          325,000
                                               ----------

                                              883,000,000(3)(a),(b),(c)
                                              ===========

(1) Includes capacity of approximately 29 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

(2)      The Company acquired this facility on November 7, 1996.

(3)      Excludes the following capital projects:

         (a) A new manufacturing line will be added to the facility in Mexico. This line will have an annual capacity of approximately 14 million pounds, is projected to cost $6 million and is scheduled to commence operations in fiscal 1997.

         (b) The Company will replace an existing manufacturing line which will increase capacity by approximately 8 million pounds. This line will cost approximately $4 million and is scheduled to commence operations in fiscal 1997.

         (c) The Company is constructing a new manufacturing facility in Indonesia at an anticipated cost of $6 million. This facility is expected to have an initial annual capacity of approximately 13 million pounds and is scheduled to commence operations in fiscal year 1997.

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

ITEM 3.   PENDING LEGAL PROCEEDINGS
-------   -------------------------

     The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The age (as of October 22, 1996), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.

     Terry L. Haines: Age 50; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990.

     Robert A. Stefanko: Age 53; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; and Chief Financial Officer of the Company since 1979.

     Larry A. Kushkin: Age 56; Executive Vice President-- International Automotive Operations of the Company since 1989.

     Brian R. Colbow: Age 49; Treasurer of the Company since 1984.

     Alain C. Adam: Age 48; Vice President--Automotive Marketing since 1990.

     Leonard E. Emge: Age 66; Vice President--Manufacturing since 1993 and prior to that time General Plant Manager--North America since 1985.

     James H. Berick: Age 63; Secretary of the Company since 1979 and Chairman, Berick, Pearlman & Mills Co., L.P.A., Cleveland, Ohio (attorneys).

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

     Additional information in response to this Item is set forth on page 1 of the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     Information in response to this Item is set forth on pages 30 and 31 of the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ----------------------

     Information in response to this Item is set forth on pages 28 and 29 of the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     (a)  Financial Statements
          --------------------

     The financial statements, together with the report thereon of Price Waterhouse LLP dated October 14, 1996, appearing on pages 16 through 27 of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

     (b) Supplementary Data
         ------------------

     Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-------   -----------------------------------------------------

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY The information
-------  -------------------------------------------------------------------

     The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement dated November 12, 1996, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 16 and 17 of this Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 12, 1996, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     Information in response to this Item is set forth under the caption "Election of Directors" in the Company's proxy statement dated November 12, 1996, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Information in response to this Item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement dated November 12, 1996, previously filed with the Commission, which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

     (a) The following documents are filed as part of this report:

                                                                                                Page
                                                                                                ----

                  (1)      Financial Statements:
                           ---------------------

                           Report of Independent Accountants                                     27*

                           Consolidated Statement of Income for
                           the three years ended August 31, 1996                                 16*

                           Consolidated Balance Sheet at August 31,
                           1996 and 1995                                                         18*

                           Consolidated Statement of Cash Flows for
                           the three years ended August 31, 1996                                 20*

                           Consolidated Statement of Stockholders'
                           Equity for the three years ended
                           August 31, 1996                                                       17*

                           Notes to Consolidated Financial
                           Statements                                                            21*

--------------------

     *Incorporated by reference from the indicated page of the Company's 1996 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not deemed filed as part of this report.


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

         (3)  Exhibits:
              ---------
         Exhibit
         Number
         ------

         3(a) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for fiscal year ended August 31, 1990).

         3(b) Certificate of Amendment of Certificate of Incorporation dated December 12, 1985 (incorporated by reference to Exhibit 2(b) of the Company's Registration Statement on Form 8-A dated
                           January 15, 1996).

         3(c) Certificate of Amendment of Certificate of Incorporation dated January 9, 1987 (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for fiscal year ended August 31, 1994).

         3(d) Certificate of Amendment of Certificate of Incorporation dated December 10, 1987 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for fiscal year ended August 31, 1991).

         3(e) Certificate of Amendment of Certificate of Incorporation dated December 6, 1990 (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K for fiscal year ended August 31, 1991).

         3(f) Certificate of Amendment of Certificate of Incorporation dated December 9, 1993 (incorporated by reference to Exhibit 2(f) to the Company's Registration Statement on Form 8-A dated January 15,
                           1996).

         3(g) By-Laws dated December 8, 1983 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for fiscal year ended August 31, 1990).

         3(h)     Amendment to By-Laws dated October 20, 1986
                  (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for fiscal year ended August 31,
                  1991).

         3(i)     Amendment to By-Laws dated January 11, 1996
                  (incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-K dated January 15, 1996).

         4 Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated January 15, 1996).

         10(a)*   A. Schulman, Inc. 1991 Stock Incentive Plan
                  (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for fiscal year ended August 31,
                  1991).

         10(b)* Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(c)* A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(d)* Amendment to A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(e)* Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended August 31, 1995).

         10(f)* Amendment to A. Schulman, Inc. Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit
                  10.8 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(g)* Employment Agreement between the Company and Robert A. Stefanko dated January 31, 1996 (incorporated by reference to
                  Exhibit 10.2 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(h)* Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(i)* Employment Agreement between the Company and Larry A. Kushkin dated January 31, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(j)* Employment Agreement between the Company and Leonard E. Emge dated January 31, 1996 (incorporated by reference to Exhibit
                  10.5 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(k)* Employment Agreement between the Company and Brian R. Colbow dated January 31, 1996 (incorporated by reference to Exhibit
                  10.7 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(l)* Employment Agreement between the Company and Alain C. Adam dated January 31, 1996 (incorporated by reference to Exhibit
                  10.6 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(m)* Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for fiscal year ended August 31, 1991).

         10(n)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1985 (incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for fiscal year ended August 31,
                  1991).

         10(o)* Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(p)* Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for fiscal year ended August 31,
                  1992).

         10(q)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1993 (incorporated by reference to Exhibit 10(n) to the Company's Form 10-K for fiscal year ended August 31,
                  1993).

         10(r)* Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko, Terry L. Haines and Larry
                  A. Kushkin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended February 29,
                  1996).

         10(s)* Agreement between the Company and Franz A. Loehr dated as of August 31, 1994 (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended August 31,
                  1995).

         10(t)* Agreement between the Company and Franz A. Loehr dated as of August 31, 1996.

         10(u) Credit Agreement between the Company, The Banks and Society National Bank, individually and as Agent, dated as of March 13, 1995 (incorporated by reference to Exhibit 10 of the Company's Form 10-Q for fiscal quarter ended February 28,
                  1995).

         10(v) First Amendment to Credit Agreement dated February 26, 1996, among the Company and Society National Bank, individually and as Agent, First National Bank of Ohio, Union Bank of Switzerland and The First National Bank of Chicago (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         11       Computation of Earnings Per Common Share

         13       Company's 1996 Annual Report to Stockholders

         21       Subsidiaries of the Company

         23       Consent of Independent Accountants

         24       Powers of Attorney

         27**     Financial Data Schedule

         99       Notice of Annual Meeting and Proxy Statement Dated November
                  12, 1996

         *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

         **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

         (b)      Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 1996.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    A. SCHULMAN, INC.

By: /s/Robert A. Stefanko
    ---------------------------
     Robert A. Stefanko
     Chairman of the Board of
     Directors and Executive Vice
     President - Finance and
     Administration

Dated:  November 26, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                               Date
---------                         -----                               ----

/s/Terry L. Haines        Director and Principal             November 26, 1996
------------------        Executive Officer
Terry L. Haines

/s/Robert A. Stefanko     Director, Principal                November 26, 1996
---------------------     Financial Officer and
Robert A. Stefanko        Principal Accounting Officer


James H. Berick*          Director
Gordon E. Heffern*        Director
Larry A. Kushkin*         Director
Franz A. Loehr*           Director
Alan L. Ockene*           Director
Paul Craig Roberts*       Director
Rene C. Rombouts*         Director
Robert G. Wallace*        Director
Peggy Gordon Elliott*     Director
Willard R. Holland*       Director
James A. Karman*          Director
James S. Marlen*          Director


         *By:  /s/Robert A. Stefanko                         November 26, 1996
               ---------------------
               Robert A. Stefanko
               Attorney-in-Fact

         *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                               BP American Building    Telephone 216 781 3700
                               200 Public Square
                               27th Floor
Price Waterhouse LLP           Cleveland, Ohio 44114-2301
                                                           [LOGO]



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


 To the Board of Directors
 of A. Schulman, Inc



Our audits of the consolidated financial statements referred to in our report dated October 14, 1996, appearing on page 27 of the 1996 Annual Report to the Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
 PRICE WATFRHOUSE LLP


 Cleveland, Ohio
 October 14, 1996

                                                                SCHEDULE VIII

                              A. SCHULMAN, INC.

                      VALUATION AND QUALIFYING ACCOUNTS


                                       Balance at      Charged to      Net                                     Balance at
                                       beginning of     cost and       write        Translation                 close of
                                          period        expense        offs         adjustment       Other       period
                                       ------------    ----------      -----        -----------      -----     ----------
Reserve for doubtful accounts

 Year ended August 31, 1996               $4,859,000    $2,490,000    $(1,425,000)   $(21,000)    $      -     $5,903,000
 Year ended August 31, 1995                4,111,000     1,134,000       (565,000)    163,000       16,000(1)   4,859,000
 Year ended August 31, 1994                3,974,000       298,000       (450,000)    139,000      150,000(2)   4,111,000

Valuation allowance - deferred tax assets

 Year ended August 31, 1996                4,820,000             -              -           -   (1,665,000)(3)  3,155,000
 Year ended August 31, 1995                4,197,000             -              -           -      623,000 (3)  4,820,000
 Year ended August 31, 1994                5,557,000             -              -           -   (1,360,000)(3)  4,197,000


Note:
 (1) Acquisition of assets of Texas Polymer Services.
 (2) Acquisition of assets of ComAlloy International.
 (3) Represents current year change in valuation allowance for foreign tax credit carryforward benefits which are not likely to be utilized.
