Form 10-Q
period 1996-11-30
SCHULMAN A INC
filed 1997-01-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended November 30, 1996 or
                                  -----------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

   Commission file number: 2-45166
                           -------


     A. Schulman, Inc. and its Consolidated Subsidiaries
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                           34-0514850
--------------------------------        ----------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

3550 West Market Street,      Akron, Ohio                      44333
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (330) 666-3751
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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



   Number of common shares outstanding
as of December 31, 1996 - 37,763,631

                                        A. SCHULMAN, INC.
                               STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                                 For the three months ended
                                                 --------------------------
                                                 November 30,  November 30,
                                                   1996              1995
                                                   ----              ----
                                                          Unaudited
                                                          ---------

Net sales                                     $ 257,807,000       $ 249,541,000
Interest and other income                         1,534,000           1,751,000
                                              -------------       -------------
                                                259,341,000         251,292,000
                                              -------------       -------------
Costs and expenses:
  Cost of goods sold                            215,564,000         213,486,000
  Selling, general and
    administrative expenses                      22,447,000          21,865,000
  Interest expense                                  776,000           1,478,000
  Foreign currency transaction
    losses                                          364,000              59,000
  Minority interest                                 241,000              72,000
                                              -------------       -------------
                                                239,392,000         236,960,000
                                              -------------       -------------

Income before taxes                              19,949,000          14,332,000

Provision for income taxes:
  U.S                                               622,000             (58,000)
  Foreign                                         7,345,000           5,916,000
                                              -------------       -------------
                                                  7,967,000           5,858,000
                                              -------------       -------------

Net income                                       11,982,000           8,474,000

Dividends on preferred stock                        (13,000)            (13,000)
                                              -------------       -------------
Net income applicable to
  common stock                                $  11,969,000       $   8,461,000
                                              =============       =============

Net income per share of
  common stock                                        $ .32              $ .23
                                                      =====              =====
Cash dividends per share of
  common stock                                        $.095             $ .085
                                                      =====             ======

Average number of shares outstanding
  which were used in computing net
  income per common share                        37,791,964          37,565,318


                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)




                                                       November 30,    August 31,
Assets                                                     1996          1996
                                                     ------------     ------------
                                                                 Unaudited
                                                                 ---------
Current assets:
  Cash and cash equivalents (Note 3)                 $146,122,000     $113,555,000
   Short-term investments, at cost                     12,619,000       36,925,000
  Accounts receivable, less allowance
    for doubtful accounts of $6,558,000 at
    November 30, 1996 and $5,903,000 at
    August 31, 1996                                   163,628,000      152,342,000
  Inventories, average cost or market,
    whichever is lower                                159,349,000      150,363,000
  Prepaids, including tax effect of
    temporary differences                              13,483,000       13,618,000
                                                     ------------     ------------
       Total current assets                           495,201,000      466,803,000
                                                     ------------     ------------
Other assets:
  Cash surrender value of life insurance                  397,000          411,000
  Deferred charges, etc., including tax effect
    of temporary differences                           17,614,000       17,128,000
                                                     ------------     ------------
                                                       18,011,000       17,539,000
                                                     ------------     ------------
Property, plant and equipment, at cost:
  Land and improvements                                10,917,000        9,312,000
  Buildings and leasehold improvements                 71,082,000       70,907,000
  Machinery and equipment                             196,318,000      193,190,000
  Furniture and fixtures                               20,550,000       20,446,000
  Construction in progress                              3,809,000        1,969,000
                                                     ------------     ------------
                                                      302,676,000      295,824,000
  Accumulated depreciation and investment grants
    of $533,000 at November 30, 1996 and
    $551,000 at August 31, 1996                       159,077,000      156,788,000
                                                     ------------     ------------
                                                      143,599,000      139,036,000
                                                     ------------     ------------
                                                     $656,811,000     $623,378,000
                                                     ============     ============

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)




                                                          November 30,       August 31,
Liabilities and Stockholders' Equity                          1996               1996
                                                          ------------      -----------
                                                                     Unaudited
                                                                     ---------

Current liabilities:
  Notes payable                                         $   6,600,000      $   7,000,000
  Current portion of long-term debt                            40,000             41,000
  Accounts payable                                         70,319,000         51,816,000
  U.S. and foreign income taxes payable                    12,993,000         10,898,000
  Accrued payrolls, taxes and related benefits             17,327,000         17,921,000
  Other accrued liabilities                                20,664,000         18,281,000
                                                        -------------      -------------
      Total current liabilites                            127,943,000        105,957,000
                                                        -------------      -------------

Long-term debt                                             50,042,000         40,054,000

Other long-term liabilities                                33,733,000         33,642,000

Deferred income taxes                                       8,600,000          8,677,000

Minority interest                                           2,179,000          1,938,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,689 shares at November 30,
    1996 and 10,705 shares at August 31, 1996               1,069,000          1,071,000
  Special stock, 1,000,000 shares authorized,
    none outstanding
  Common stock, $1 par value                                     -                  -
    Authorized - 75,000,000 shares
    Issued - 38,308,805 shares at November 30, 1996
      and August 31, 1996                                  38,309,000         38,309,000
  Other capital                                            44,474,000         44,474,000
  Cumulative foreign currency translation
    adjustment                                             30,280,000         36,862,000
  Retained earnings                                       334,537,000        326,171,000
  Treasury stock, at cost, 535,174 shares at
    November 30, 1996 and 502,674 shares at
    August 31, 1996 (Note 5)                              (12,784,000)       (12,063,000)
  Unearned stock grant compensation                        (1,571,000)        (1,714,000)
                                                        -------------      -------------
       Common stockholders' equity                        433,245,000        432,039,000
                                                        -------------      -------------
       Total stockholders' equity                         434,314,000        433,110,000
                                                        -------------      -------------
                                                        $ 656,811,000      $ 623,378,000
                                                        =============      =============

                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)



                                                               Three months ended
                                                               ------------------
                                                         November 30,      November 30,
                                                             1996              1995
                                                             ----              ----
                                                                  Unaudited
                                                                  ---------


Provided (used in) operating activities:
  Net income                                           $  11,982,000      $  8,474,000
  Items not requiring the current use of cash:
    Depreciation                                           4,777,000         4,853,000
    Non-current deferred taxes                                40,000           232,000
    Foreign pension and other compensation                   743,000           721,000
    Postretirement benefit obligation                        249,000           204,000
  Changes in working capital:
    Accounts receivable                                  (14,088,000)      (12,058,000)
    Inventories                                          (10,935,000)       14,513,000
    Prepaids                                                  15,000         1,024,000
    Accounts payable                                      20,391,000        (3,874,000)
    Income taxes                                           2,044,000           301,000
    Accrued payrolls and other accrued liabilities         2,519,000         1,715,000
Changes in other assets and other
    long-term liabilities                                   (878,000)          298,000
                                                       -------------      ------------
      Net cash provided from
        operating activities                              16,859,000        16,403,000
                                                       -------------      ------------
Provided (used in) investing activities:
  Expenditures for property, plant and equipment         (11,200,000)       (6,736,000)
  Disposals of property, plant and equipment                 577,000           750,000
  Purchases of short-term investments                     (5,210,000)      (31,462,000)
  Proceeds from sales of short-term investments           28,617,000        48,117,000
                                                       -------------      ------------
  Net cash provided from investing activities             12,784,000        10,669,000
                                                       -------------      ------------
Provided from (used in) financing activities:
  Cash dividends paid                                     (3,591,000)       (3,195,000)
  Decrease of notes payable                                 (400,000)      (17,800,000)
  Increase of long-term debt                              10,000,000              --
  Reduction of long-term debt                                 (9,000)          (10,000)
  Purchase of treasury stock                                (721,000)       (1,226,000)
  Exercise of stock options                                     --             123,000
  Increase in minority interest                              241,000            72,000
  Redemption of preferred stock                               (2,000)             --
                                                       -------------      ------------
      Net cash provided from (used in)
        financing activities                               5,518,000       (22,036,000)
                                                       -------------      ------------
Effect of exchange rate changes on cash                   (2,594,000)         (177,000)
                                                       -------------      ------------
Net increase in cash and cash equivalents                 32,567,000         4,859,000

Cash and cash equivalents at beginning of period         113,555,000        83,997,000
                                                       -------------      ------------
Cash and cash equivalents at end of period             $ 146,122,000      $ 88,856,000
                                                       =============      ============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results expected for the year ended August 31, 1997.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $140,971,000 at November 30, 1996 and $102,040,000 at August 31, 1996.
Investments with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the three months ended November 30, 1996 is as follows:





                                                                                  Foreign          Unearned
                                                                                  Currency         Stock
                                Common              Other          Retained       Translation      Grant
                                Stock              Capital         Earnings       Adjustment       Compensation
                                -----              -------         --------       ----------       ------------

Balance-September 1, 1996      $ 38,309,000      $44,474,000     $326,171,000     $36,862,000     $(1,714,000)
Net income                                                         11,982,000
Dividends paid or accrued:
  Preferred                                                           (13,000)
  Common, $.095 per share                                          (3,603,000)
Foreign currency
  translation adjustment                                                           (6,582,000)
Amortization of
  restricted stock                                                                                    143,000
                               ------------      -----------     ------------     -----------     -----------
Balance-November 30, 1996      $ 38,309,000      $44,474,000     $334,537,000     $30,280,000     $(1,571,000)
                               ============      ===========     ============     ===========     ===========

(5) During the three months ended November 30, 1996, the Company repurchased 32,500 shares of its common stock for $721,000. The Board of Directors of the Company has authorized the repurchase of up to 3,907,500 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

     Net sales for the three months ended November 30, 1996 were $257.8 million, an increase of 3.3% from sales of $249.5 million for the comparable period in 1995. A comparison of net sales by classification for the three months ended November 30, 1996 and 1995 is as follows:

                                               (In Thousands)
                                       Three Months Ended November 30,
                                       -------------------------------
                                                               Increase
                                 1996              1995       (Decrease)
                                 ----              ----       ---------
Manufacturing                  $159,836         $148,419       $11,417
Merchant                         55,413           52,399         3,014
Distribution                     42,558           48,723        (6,165)
                               --------         --------      --------
                               $257,807         $249,541       $ 8,266
                               ========         ========      ========

     Sales were up due to a 12.6% increase in tonnage which was partially offset by a 3.5% adverse foreign currency translation effect and a 5.8% reduction resulting from lower prices and product mix. Tonnage increased in all classifications during 1996.
     Gross margins on sales for 1996 were 16.4% compared with 14.4% in 1995. The increase in gross profit margins was derived primarily from manufacturing. A key factor in this margin improvement was increasing the plant utilization rate from 79% in 1995 to 85% in 1996. Margins for merchant activities were flat compared with last year, but distribution declined due to lower margins in Europe. A comparison of gross profit by classification for the three months ended November 30, 1996 and 1995 is as follows:

                                        (In Thousands)
                                Three Months Ended November 30,
                                -------------------------------
                                                      Increase
                                   1996      1995    (Decrease)
                                   ----      ----     --------
Manufacturing                   $ 30,324  $ 23,380   $  6,944
Merchant                           6,368     6,021        347
Distribution                       5,551     6,654     (1,103)
                                --------  --------   --------
                                $ 42,243  $ 36,055   $  6,188
                                ========  ========   ========


     Selling, general and administrative expenses increased $582,000 in 1996 due to higher compensation and additional costs to support the increase in sales volume. The strengthening of the U.S. dollar decreased these expenses by $836,000 in 1996.
     Interest expense decreased $702,000 in 1996 due to lower levels of borrowing.
     Foreign currency transaction losses were primarily due to changes in the value of currencies within the European Monetary System as well as the Mexican peso and Canadian dollar.
     Minority interest represents a 30% equity position of MKV America Inc., an affiliate of Mitsubishi Chemical MKV Company, in a partnership with the Company. Earnings of the partnership increased during 1996 due to the addition of a second manufacturing line.
     Other income declined because of lower interest income resulting from a decline in European interest rates on temporary investments.

     The effective tax rate was 39.9% in 1996 and 40.9% in 1995. The decrease was primarily due to a greater level of earnings in the United States where the tax rates are lower than in Europe.
     The strengthening in the value of the U.S. dollar decreased net income by approximately $501,000 or $.01 per share in 1996.
     Earnings in Europe increased approximately 23% on a volume increase of 14%. Tonnage from manufacturing operations advanced 18% enabling the Company's plants to operate at near capacity levels.
     North American earnings increased sharply over 1995's depressed levels, primarily due to higher utilization rates and better profit margins from manufacturing operations. Total tonnage was up 11% with 75% of the increase generated by manufacturing operations where tonnage was up 13%.
     The Company currently has a solid level of orders and, overall, business is relatively good. However, continuing pressure on profit margins continues to be one of the Company's concerns in the North American automotive market. Nevertheless, quarterly earnings should continue to improve from the year ago periods.

Material Changes in Financial Condition
---------------------------------------

     As of November 30, 1996, the current ratio was 3.9:1 and working capital was $367 million.
     On November 7, 1996, the Company purchased the business and assets of the Specialty Compounding Division of Laurel Industries Inc. This facility, located in Sharon Center, Ohio, has four manufacturing lines with an annual capacity of approximately 15 million pounds.
     During the three months ended November 30, 1996, the Company repurchased 32,500 shares of its common stock for $720,000. The Board of Directors of the Company has authorized the repurchase of up to 3,907,500 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.
     The ratio of long-term liabilities to capital was 16.2% at November 30, 1996 and 14.5% at August 31, 1996. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio increased during the three months ended November 30, 1996 due to the Company borrowing an additional $10 million under its revolving credit agreement.
     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar during the three months ended November 30, 1996 decreased this account by $6,582,000.

Part II - Other Information
---------------------------

     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Company's annual meeting of stockholders was held on December 5, 1996.

(b) The following Directors were elected at such annual meeting, each for a three-year term expiring in 1999:

        Larry A. Kushkin
        Franz A. Loehr
        Alan L. Ockene
        Robert G. Wallace
        Willard R. Holland

(c)  The following matters were voted on at the annual meeting of stockholders:

     (1)  Election of Class I Directors:
          ------------------------------

             Director Name             Votes For         Abstensions
             -------------             ---------         -----------

             Larry A. Kushkin          33,684,363           43,561
             Franz A. Loehr            33,679,182           48,742
             Alan L. Ockene            33,680,029           47,895
             Robert G. Wallace         33,660,620           67,304
             Willard R. Holland        33,667,946           59,978

     (2) Ratification of selection of independent accountants for the fiscal year ending August 31, 1997:


                                                                 Broker
              Votes For      Votes Against     Abstentions       Non-Votes
              ---------      -------------     -----------       ---------

              33,679,867         41,952            6,105           -0-


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit
     Number         Exhibit
     ------         -------

       27           Financial Data Schedule*

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







-----
* Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date January 14, 1997                   A. Schulman, Inc.
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