Form 10-Q
period 1997-02-28
SCHULMAN A INC
filed 1997-04-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended February 28, 1997 or
                                  -----------------

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

   Commission file number:  2-45166
                            -------

 A. Schulman, Inc. and its Consolidated Subsidiaries
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      34-0514850
--------------------------------               ---------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

3550 West Market Street, Akron, Ohio                         44333
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
Yes  X   No
    ---    ---


 Number of common shares outstanding
as of March 31, 1997 - 37,115,131

                               A. SCHULMAN, INC.

                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)

                                          For the three months ended            For the six months ended
                                          --------------------------            ------------------------
                                         February 28,     February 29,       February 28,       February 29,
                                             1997              1996              1997              1996
                                             ----              ----              ----              ----
                                                   Unaudited                           Unaudited
                                                   ---------                           ---------

Net sales                               $ 241,125,000     $ 233,625,000     $ 498,932,000     $ 483,166,000
Interest and other income                   1,371,000         1,419,000         2,905,000         3,170,000
                                        -------------     -------------     -------------     -------------
                                          242,496,000       235,044,000       501,837,000       486,336,000
                                        -------------     -------------     -------------     -------------
Costs and expenses:
  Cost of goods sold                      204,227,000       200,082,000       419,791,000       413,568,000
  Selling, general and
    administrative expenses                19,890,000        21,254,000        42,337,000        43,119,000
  Interest expense                            961,000         1,123,000         1,737,000         2,601,000
  Foreign currency transaction
    losses (gains)                           (194,000)          (95,000)          169,000           (36,000)
  Minority interest                           185,000            26,000           426,000            98,000
                                        -------------     -------------     -------------     -------------
                                          225,069,000       222,390,000       464,460,000       459,350,000
                                        -------------     -------------     -------------     -------------


Income before taxes                        17,427,000        12,654,000        37,377,000        26,986,000

Provision for income taxes (Note 6):
  U.S.                                        645,000           (86,000)        1,267,000          (144,000)
  Foreign                                   7,035,000         5,128,000        14,380,000        11,044,000
                                        -------------     -------------     -------------     -------------
                                            7,680,000         5,042,000        15,647,000        10,900,000
                                        -------------     -------------     -------------     -------------

Net income                                  9,747,000         7,612,000        21,730,000        16,086,000

Dividends on preferred stock                  (13,000)          (13,000)          (27,000)          (27,000)
                                        -------------     -------------     -------------     -------------
Net income applicable to
  common stock                          $   9,734,000     $   7,599,000     $  21,703,000     $  16,059,000
                                        =============     =============     =============     =============
Net income per share of
  common stock (Note 6)                 $         .26     $         .20     $         .58     $         .43
                                        =============     =============     =============     =============
Cash dividends per share of
  common stock                          $        .105     $        .095     $         .20     $         .18
                                        =============     =============     =============     =============

Average number of shares outstanding
  which were used in computing net
  income per common share                  37,654,464        37,527,501        37,723,214        37,546,410

                                A. SCHULMAN, INC.

                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                    February 28,     August 31,
 Assets                                                  1997           1996
                                                     -----------     ----------

                                                              Unaudited
                                                              ---------
Current assets:
  Cash and cash equivalents (Note 3)                $139,232,000    $113,555,000
  Short-term investments, at cost                      7,586,000      36,925,000
  Accounts receivable, less allowance
    for doubtful accounts of $6,763,000 at
    February 28, 1997 and $5,903,000 at
    August 31, 1996                                  159,796,000     152,342,000
  Inventories, average cost or market,
    whichever is lower                               165,678,000     150,363,000
  Prepaids, including tax effect of
    temporary differences                             13,331,000      13,618,000
                                                    ------------    ------------
                  Total current assets               485,623,000     466,803,000
                                                    ------------    ------------

Other assets:
  Cash surrender value of life insurance                 405,000         411,000
  Deferred charges, etc., including tax effect
    of temporary differences                          17,862,000      17,128,000
                                                    ------------    ------------
                                                      18,267,000      17,539,000
                                                    ------------    ------------

Property, plant and equipment, at cost:
  Land and improvements                               10,475,000       9,312,000
  Buildings and leasehold improvements                68,108,000      70,907,000
  Machinery and equipment                            190,744,000     193,190,000
  Furniture and fixtures                              19,603,000      20,446,000
  Construction in progress                             6,295,000       1,969,000
                                                    ------------    ------------
                                                     295,225,000     295,824,000

Accumulated depreciation and investment grants
  of $471,000 at February 28, 1997 and
  $551,000 at August 31, 1996                        155,513,000     156,788,000
                                                    ------------    ------------
                                                     139,712,000     139,036,000
                                                    ------------    ------------
                                                    $643,602,000    $623,378,000
                                                    ============    ============

                                A. SCHULMAN, INC.

                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                        February 28,       August 31,
   Liabilities and Stockholders' Equity                     1997              1996
                                                        -----------        ----------

                                                                  Unaudited
                                                                  ---------
Current liabilities:
  Notes payable                                        $  11,600,000     $   7,000,000
  Current portion of long-term debt                           37,000            41,000
  Accounts payable                                        66,661,000        51,816,000
  U.S. and foreign income taxes payable                    9,277,000        10,898,000
  Accrued payrolls, taxes and related benefits            15,202,000        17,921,000
  Other accrued liabilities                               20,098,000        18,281,000

                                                       -------------     -------------
       Total current liabilites                          122,875,000       105,957,000
                                                       -------------     -------------

Long-term debt                                            65,029,000        40,054,000

Other long-term liabilities                               32,765,000        33,642,000

Deferred income taxes                                      8,259,000         8,677,000

Minority interest                                          2,364,000         1,938,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,689 shares at February 28,
    1997 and 10,705 shares at August 31, 1996              1,069,000         1,071,000
  Special stock, 1,000,000 shares authorized,
    none outstanding                                             -                 -
  Common stock, $1 par value
    Authorized - 75,000,000 shares
    Issued - 38,308,805 shares at February 28, 1997
      and August 31, 1996                                 38,309,000        38,309,000
  Other capital                                           44,474,000        44,474,000
  Cumulative foreign currency translation
    adjustment                                             7,334,000        36,862,000
  Retained earnings                                      340,302,000       326,171,000
  Treasury stock, at cost, 772,674 shares at
    February 28, 1997 and 502,674 shares at
    August 31, 1996 (Note 5)                             (17,749,000)      (12,063,000)
  Unearned stock grant compensation                       (1,429,000)       (1,714,000)
                                                       -------------     -------------
       Common stockholders' equity                       411,241,000       432,039,000
                                                       -------------     -------------
       Total stockholders' equity                        412,310,000       433,110,000
                                                       -------------     -------------

                                                       $ 643,602,000     $ 623,378,000
                                                       =============     =============

                                A. SCHULMAN, INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                                               Six months ended
                                                               ----------------
                                                          February 28,      February 29,
                                                              1997              1996
                                                              ----              ----

                                                                   Unaudited
                                                                   ---------

Provided from (used in) operating activities:
  Net income                                            $  21,730,000     $  16,086,000
  Items not requiring the current use of cash:
    Depreciation                                            9,583,000         9,745,000
    Non-current deferred taxes                                100,000           493,000
    Foreign pension and other compensation                  1,453,000         1,426,000
    Postretirement benefit obligation                         499,000           408,000
  Changes in working capital:
    Accounts receivable                                   (20,235,000)      (13,770,000)
    Inventories                                           (24,058,000)       25,916,000
    Prepaids                                                 (218,000)          986,000
    Accounts payable                                       22,478,000         8,749,000
    Income taxes                                           (1,316,000)       (8,813,000)
    Accrued payrolls and other accrued liabilities          1,878,000         2,069,000
  Changes in other assets and other
    long-term liabilities                                  (1,895,000)         (782,000)
                                                        -------------     -------------
      Net cash provided from
        operating activities                                9,999,000        42,513,000
                                                        -------------     -------------
Provided from (used in) investing activities:
  Expenditures for property, plant and equipment          (15,858,000)      (11,528,000)
  Disposals of property, plant and equipment                  446,000           537,000
  Purchases of short-term investments                     (11,071,000)      (97,301,000)
  Proceeds from sales of short-term investments            38,229,000        90,441,000
                                                        -------------     -------------
      Net cash provided from (used in)
        investing activities                               11,746,000       (17,851,000)
                                                        -------------     -------------
Provided from (used in) financing activities:
  Cash dividends paid                                      (7,549,000)       (6,760,000)
  Increase (decrease) of notes payable                      4,600,000       (11,500,000)
  Increase of long-term debt                               25,000,000               -
  Reduction of long-term debt                                 (19,000)      (18,019,000)
  Purchase of treasury stock                               (5,686,000)       (1,226,000)
  Exercise of stock options                                       -             186,000
  Increase in minority interest                               426,000            98,000
  Redemption of preferred stock                                (2,000)              -
                                                        -------------     -------------
      Net cash provided from (used in)
        financing activities                               16,770,000       (37,221,000)
                                                        -------------     -------------
Effect of exchange rate changes on cash                   (12,838,000)         (509,000)
                                                        -------------     -------------
Net increase (decrease) in cash and cash equivalents       25,677,000       (13,068,000)

Cash and cash equivalents at beginning of period          113,555,000        83,997,000
                                                        -------------     -------------
Cash and cash equivalents at end of period              $ 139,232,000     $  70,929,000
                                                        =============     =============

                                A. SCHULMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results expected for the year ended August 31, 1997.

(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $123,042,000 at February 28, 1997 and $102,040,000 at August 31, 1996.
Investments with maturities between three and twelve months are considered to be short-term investments.

(4) A summary of the stockholders' equity accounts for the six months ended February 28, 1997 is as follows:

                                                                              Foreign      Unearned
                                                                              Currency       Stock
                                  Common         Other         Retained      Translation     Grant
                                   Stock        Capital        Earnings      Adjustment   Compensation
                                   -----        -------        --------      ----------   ------------

Balance-September 1, 1996      $38,309,000    $44,474,000    $326,171,000    $36,862,000   $(1,714,000)
Net income                                                     21,730,000
Dividends paid or accrued:
  Preferred                                                       (27,000)
  Common, $.20 per share                                       (7,572,000)
Foreign currency
  translation adjustment                                                     (29,528,000)
Amortization of
  restricted stock                                                                             285,000
                               -----------    -----------    ------------    -----------   -----------
Balance-February 28, 1997      $38,309,000    $44,474,000    $340,302,000    $ 7,334,000   $(1,429,000)
                               ===========    ===========    ============    ===========   ===========

(5) During the six months ended February 28, 1997, the Company repurchased 270,000 shares of its common stock for $5,686,000. The Board of Directors of the Company has authorized the repurchase of up to 3,670,000 additional shares. The timing of any purchases will depend on the price of the stock and value it provides to the Company.

(6) The provision for income taxes for the three months ended February 28, 1997 includes $900,000 or $.02 per share for foreign withholding taxes on dividends to be paid from affiliates outside the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations
-----------------------------------------

                   A comparison of net sales by classification for both the three month and six month periods ending February 28, 1997 and February 29, 1996 is as follows:

                                                (In Thousands)

                          Three Months Ended                        Six Months Ended
                          ------------------                        ----------------
                  Feb. 28,      Feb. 29,    Increase      Feb. 28,     Feb. 29,     Increase
                    1997         1996      (Decrease)       1997         1996      (Decrease)
                    ----         ----      ----------       ----         ----      ----------

Manufacturing    $ 146,359    $ 143,021    $   3,338     $ 306,195    $ 291,439    $  14,756
Merchant            55,451       47,155        8,296       110,864       99,554       11,310
Distribution        39,315       43,449       (4,134)       81,873       92,173      (10,300)
                 ---------    ---------    ---------     ---------    ---------    ---------
                 $ 241,125    $ 233,625    $   7,500     $ 498,932    $ 483,166    $  15,766
                 =========    =========    =========     =========    =========    =========


         The translation effects from the stronger U.S. dollar decreased sales by $11.4 million in the quarter and $20.1 million for the six month period.

         Total tonnage increased approximately 5% for the quarter and 9% for the six month period. Tonnage for the quarter was up approximately 2% in Europe and 10% in North America. European tonnage increased 8% during the six month period and North American tonnage increased approximately 10%.

         Gross margins on sales for the quarter were 15.3% compared to 14.4% for the same quarter last year. Gross margins on sales for the six months ended February 28, 1997 were 15.9% compared with 14.4% for the comparable six month period last year. Margins and utilization levels were down slightly from the first quarter, primarily because of the traditional holiday shutdowns in December. The increase in fiscal 1997 gross profit margins was derived from manufacturing. Plant utilization was 78% for the quarter and 82% for the six month period. The improvement in manufacturing operations was partially offset by lower margins for distribution activities. A comparison of gross profit by classification for both the three month and six month periods ending February 28, 1997 and February 29, 1996 is as follows:

                                             (In Thousands)
                      Three Months Ended                     Six Months Ended
                      ------------------                     ----------------
                 Feb. 28,     Feb. 29,   Increase     Feb. 28,    Feb. 29,    Increase
                   1997        1996     (Decrease)      1997        1996     (Decrease)
                   ----        ----     ----------      ----        ----     ----------

Manufacturing    $ 25,654    $ 21,492    $  4,162     $ 55,978    $ 44,872    $ 11,106
Merchant            6,220       5,370         850       12,588      11,391       1,197
Distribution        5,024       6,681      (1,657)      10,575      13,335      (2,760)
                 --------    --------    --------     --------    --------    --------
                 $ 36,898    $ 33,543    $  3,355     $ 79,141    $ 69,598    $  9,543
                 ========    ========    ========     ========    ========    ========

         Selling, general and administrative expenses decreased in 1997 primarily because of the strengthening of the U.S. dollar. The strengthening of the U.S. dollar decreased these expenses by $1,135,000 for the quarter and $1,971,000 for the six month period.

         Interest expense decreased in 1997 due to lower levels of borrowing. Foreign currency transaction losses were primarily due to changes in the value of currencies within the European Monetary System as well as the Mexican peso and Canadian dollar.

         Minority interest represents a 30% equity position of MKV America Inc., an affiliate of Mitsubishi Chemical MKV Company, in a partnership with the Company.

Earnings of the partnership increased during 1997 due to the addition of a second manufacturing line.

         The effective tax rates for the respective three month periods were 44.1% in 1997 and 39.8% in 1996. For the six months ended February 28, the effective tax rates were 41.9% in 1997 and 40.4% in 1996. The 1997 effective tax rates are higher due to the provision of $900,000 for foreign withholding taxes on $56 million in dividends to be paid from affiliates outside the United States.

         The strengthening in the value of the U.S. dollar decreased net income by approximately $609,000 or $.02 per share for the quarter and $1,110,000 or $.03 per share for the six month period.

         Earnings in Europe increased approximately $1,453,000 or 21% for the quarter and $3,242,000 or 22% for the six month period. Capacity utilization was 95% and profit margins were up, mainly in manufacturing and merchant activities.

         North American earnings were approximately $682,000 higher for the quarter and $2,401,000 for the six month period after deducting $900,000 of foreign withholding taxes on dividends to be paid from foreign affiliates. Profit margins improved on plant utilization levels approximately the same as last year.

         The Company currently has a solid level of orders. Prices of resins have stabilized and overall, economic conditions are good. It is anticipated that third quarter earnings should continue to improve from the year ago period.

Material Changes in Financial Condition
---------------------------------------

         As of February 28, 1997, the current ratio was 4.0:1 and working capital was $363 million.


         On November 7, 1996, the Company purchased the business and assets of the Specialty Compounding Division of Laurel Industries Inc. This facility, located in Sharon Center, Ohio, has four manufacturing lines with an annual capacity of approximately 15 million pounds.

         The ratio of long-term liabilities to capital was 19.2% at February 28, 1997 and 14.5% at August 31, 1996. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long- term debt and other long-term liabilities. This ratio increased during 1997 due to the Company borrowing an additional $25 million under its revolving credit agreement.

         In March 1997, gross dividends of $56 million were paid from foreign affiliates to the U.S. Parent Company. It is anticipated that further funds will be received prior to the end of fiscal 1997. Subject to market conditions, this cash will fund a 3,000,000 share repurchase program. The Company has repurchased over 900,000 shares since August 31, 1996 and the balance will be acquired over the next eighteen months.

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar during the six months ended February 28, 1997 decreased this account by $29,528,000.

Part II - Other Information
---------------------------

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

Date  April 11, 1997                     A. Schulman, Inc.
 ----------------              ------------------------------------------------
                                           (Registrant)


                                  /s/ R. A. Stefanko
                               ------------------------------------------------
                               R. A. Stefanko, Executive Vice President-
                               Finance & Administration
                               (Signing on behalf of Registrant as a duly
                               authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)