Form 10-Q
period 1997-05-31
SCHULMAN A INC
filed 1997-07-11
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 31, 1997 or
                                     ------------

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ____________

      Commission file number: 2-45166
                              -------


         A. Schulman, Inc. and its Consolidated Subsidiaries
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                           34-0514850
---------------------------------         ------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

3550 West Market Street,      Akron, Ohio                      44333
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



         Number of common shares outstanding
as of June 30, 1997 - 36,346,131

                                            A. SCHULMAN, INC.
                                 STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)

                                        For the three months ended       For the nine months ended
                                        --------------------------       -------------------------
                                           May 31,         May 31,          May 31,         May 31,
                                            1997            1996             1997            1996
                                            ----            ----             ----            ----
                                                  Unaudited                        Unaudited
                                                  ---------                        ---------

Net sales                              $ 259,231,000    $ 254,432,000    $ 758,163,000    $ 737,598,000
Interest and other income                  1,075,000        1,299,000        3,980,000        4,469,000
                                       -------------    -------------    -------------    -------------
                                         260,306,000      255,731,000      762,143,000      742,067,000
                                       -------------    -------------    -------------    -------------
Costs and expenses:
    Cost of goods sold                   215,362,000      213,690,000      635,153,000      627,258,000
    Selling, general and
        administrative expenses           21,578,000       20,845,000       63,915,000       63,964,000
    Interest expense                         809,000          983,000        2,546,000        3,584,000
    Foreign currency transaction
        losses (gains)                      (659,000)          63,000         (490,000)          27,000
    Minority interest                        255,000           73,000          681,000          171,000
                                       -------------    -------------    -------------    -------------
                                         237,345,000      235,654,000      701,805,000      695,004,000
                                       -------------    -------------    -------------    -------------

Income before taxes                       22,961,000       20,077,000       60,338,000       47,063,000

Provision for income taxes (Note 6):
    U.S.                                     939,000          762,000        2,206,000          618,000
    Foreign                                8,301,000        7,211,000       22,681,000       18,255,000
                                       -------------    -------------    -------------    -------------
                                           9,240,000        7,973,000       24,887,000       18,873,000
                                       -------------    -------------    -------------    -------------

Net income                                13,721,000       12,104,000       35,451,000       28,190,000

Dividends on preferred stock                 (13,000)         (13,000)         (40,000)         (40,000)
                                       -------------    -------------    -------------    -------------
Net income applicable to
    common stock                       $  13,708,000    $  12,091,000    $  35,411,000    $  28,150,000
                                       =============    =============    =============    =============


Net income per share of
    common stock (Note 6)                   $    .37         $    .32         $    .95         $    .75
                                            ========         ========         ========         ========

Cash dividends per share of
    common stock                            $   .105         $   .095         $   .305         $   .275
                                            ========         ========         ========         ========
Average number of shares outstanding
    which were used in computing net
    income per common share               36,759,131       37,546,186       37,401,853       37,546,335

                                            A. SCHULMAN, INC.
                               CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                             May 31,            August 31,
             Assets                                            1997                1996
                                                           ------------        ------------
                                                                       Unaudited
                                                                       ---------
 Current assets:
     Cash and cash equivalents (Note 3)                    $ 92,266,000        $113,555,000
     Short-term investments, at cost                          4,058,000          36,925,000
     Accounts receivable, less allowance
         for doubtful accounts of $6,078,000 at
         May 31, 1997 and $5,903,000 at
         August 31, 1996                                    160,309,000         152,342,000
     Inventories, average cost or market,
         whichever is lower                                 169,392,000         150,363,000
     Prepaids, including tax effect of
         temporary differences                               12,781,000          13,618,000
                                                           ------------        ------------
              Total current assets                          438,806,000         466,803,000
                                                           ------------        ------------

 Other assets:
     Cash surrender value of life insurance                     424,000             411,000
     Deferred charges, etc., including tax effect
         of temporary differences                            18,332,000          17,128,000
                                                           ------------        ------------
                                                             18,756,000          17,539,000
                                                           ------------        ------------

 Property, plant and equipment, at cost:
     Land and improvements                                   10,524,000           9,312,000
     Buildings and leasehold improvements                    69,221,000          70,907,000
     Machinery and equipment                                190,112,000         193,190,000
     Furniture and fixtures                                  20,651,000          20,446,000
     Construction in progress                                 7,354,000           1,969,000
                                                           ------------        ------------
                                                            297,862,000         295,824,000
     Accumulated depreciation and investment grants
         of $440,000 at May 31, 1997 and
         $551,000 at August 31, 1996                        158,256,000         156,788,000
                                                           ------------        ------------
                                                            139,606,000         139,036,000
                                                           ------------        ------------
                                                           $597,168,000        $623,378,000
                                                           ============        ============

                                            A. SCHULMAN, INC.
                                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)


                                                       May 31,       August 31,
      Liabilities and Stockholders' Equity              1997            1996
                                                   -------------     -------------
                                                             Unaudited
                                                             ---------
 Current liabilities:
     Notes payable                                 $   2,000,000     $   7,000,000
     Current portion of long-term debt                    38,000            41,000
     Accounts payable                                 67,999,000        51,816,000
     U.S. and foreign income taxes payable             5,236,000        10,898,000
     Accrued payrolls, taxes and related benefits     17,139,000        17,921,000
     Other accrued liabilities                        22,039,000        18,281,000
                                                   -------------     -------------
              Total current liabilities              114,451,000       105,957,000
                                                   -------------     -------------

 Long-term debt                                       40,019,000        40,054,000

 Other long-term liabilities                          33,333,000        33,642,000

 Deferred income taxes                                 8,305,000         8,677,000

 Minority interest                                     3,843,000         1,938,000

 Stockholders' equity (Note 4):
     Preferred stock, 5% cumulative, $100
         par value, authorized, issued and
         outstanding - 10,689 shares at May 31,
         1997 and 10,705 shares at August 31, 1996     1,069,000         1,071,000
     Special stock, 1,000,000 shares authorized,
         none outstanding                                  --                --
     Common stock, $1 par value
         Authorized - 75,000,000 shares
         Issued - 38,308,805 shares at May 31, 1997
            and August 31, 1996                       38,309,000        38,309,000
     Other capital                                    44,474,000        44,474,000
     Cumulative foreign currency translation
         adjustment                                    4,493,000        36,862,000
     Retained earnings                               350,138,000       326,171,000
     Treasury stock, at cost, 1,922,674 shares at
         May 31, 1997 and 502,674 shares at
         August 31, 1996 (Note 5)                    (39,979,000)      (12,063,000)
     Unearned stock grant compensation                (1,287,000)       (1,714,000)
                                                   -------------     -------------
              Common stockholders' equity            396,148,000       432,039,000
                                                   -------------     -------------
              Total stockholders' equity             397,217,000       433,110,000
                                                   -------------     -------------
                                                   $ 597,168,000     $ 623,378,000
                                                   =============     =============

                               A. SCHULMAN, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                              Nine months ended
                                                           ----------------------
                                                           May 31,         May 31,
                                                            1997            1996
                                                            ----            ----
                                                               Unaudited
                                                               ---------
  Provided from (used in) operating activities:
      Net income                                     $  35,451,000  $  28,190,000
      Items not requiring the current use of cash:
          Depreciation                                  14,153,000     14,605,000
          Non-current deferred taxes                       190,000        645,000
          Foreign pension and other compensation         2,138,000      2,122,000
          Postretirement benefit obligation                748,000        612,000
      Changes in working capital:
          Accounts receivable                          (22,027,000)   (18,474,000)
          Inventories                                  (28,625,000)    29,124,000
          Prepaids                                         330,000        365,000
          Accounts payable                              24,602,000      6,940,000
          Income taxes                                  (5,152,000)    (5,820,000)
          Accrued payrolls and other accrued liabilities 5,942,000      6,324,000
      Changes in other assets and other
          long-term liabilities                         (2,581,000)    (1,735,000)
                                                     -------------  -------------
             Net cash provided from
                 operating activities                   25,169,000     62,898,000
                                                     -------------  -------------
  Provided from (used in) investing activities:
      Expenditures for property, plant and equipment   (21,496,000)   (15,498,000)
      Disposals of property, plant and equipment         1,243,000        361,000
      Purchases of short-term investments              (10,959,000)  (153,449,000)
      Proceeds from sales of short-term investments     41,056,000    128,773,000
                                                     -------------  -------------
             Net cash provided from (used in)
                 investing activities                    9,844,000    (39,813,000)
                                                     -------------  -------------
  Provided from (used in) financing activities:
      Cash dividends paid                              (11,411,000)   (10,325,000)
      Decrease of notes payable                         (5,000,000)   (14,850,000)
      Reduction of long-term debt                          (29,000)   (21,029,000)
      Purchase of treasury stock                       (27,916,000)    (1,226,000)
      Exercise of stock options                               --        1,098,000
      Increase in minority interest                      1,905,000        171,000
                                                     -------------  -------------
             Net cash used in
                 financing activities                  (42,451,000)   (46,161,000)
                                                     -------------  -------------
  Effect of exchange rate changes on cash              (13,851,000)    (3,309,000)
                                                     -------------  -------------
  Net decrease in cash and cash equivalents            (21,289,000)   (26,385,000)

  Cash and cash equivalents at beginning of period     113,555,000     83,997,000
                                                     -------------  -------------
  Cash and cash equivalents at end of period         $  92,266,000  $  57,612,000
                                                     =============  =============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results expected for the year ended August 31, 1997.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $88,744,000 at May 31, 1997 and $102,040,000 at August 31, 1996. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the nine months ended May 31, 1997 is as follows:

                                                                           Foreign      Unearned
                                                                           Currency     Stock
                                      Common       Other       Retained    Translation  Grant
                                      Stock       Capital      Earnings    Adjustment   Compensation
                                      -----       -------      --------    ----------   ------------
Balance-September 1, 1996          $38,309,000  $44,474,000  $326,171,000    $36,862,000  $(1,714,000)
Net income                                                     35,451,000
Dividends paid or accrued:
    Preferred                                                     (40,000)
    Common, $.305 per share                                   (11,444,000)
Foreign currency
    translation adjustment                                                   (32,369,000)
Amortization of
    restricted stock                                                                          427,000
                                   -----------  -----------  ------------    -----------  -----------
Balance-May 31, 1997               $38,309,000  $44,474,000  $350,138,000    $ 4,493,000  $(1,287,000)
                                   ===========  ===========  ============    ===========  ===========


(5) During the nine months ended May 31, 1997, the Company repurchased 1,420,000 shares of its common stock for $27,916,000. The Company's purchase plan provides that an additional 1,580,000 shares may be repurchased during the next 15 months. The timing of any purchases depend on the price of the stock and value it provides to the Company.
(6) Net income was reduced in the 1997 second fiscal quarter by $900,000 or $.02 per share for foreign withholding taxes on dividends from affiliates outside the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

      A comparison of net sales for both the three month and nine month periods ending May 31, 1997 and 1996 is as follows:

                                             (In Thousands)
                       Three Months Ended May 31,       Nine months ended May 31,
                       --------------------------       -------------------------
                                         Increase                        Increase
                      1997      1996    (Decrease)    1997      1996    (Decrease)
                      ----      ----    ----------    ----      ----    ----------
Manufacturing       $161,454  $157,983   $ 3,471    $467,649  $449,422   $18,227
Merchant              58,170    54,409     3,761     169,034   153,963    15,071
Distribution          39,607    42,040    (2,433)    121,480   134,213   (12,733)
                    --------  --------   -------    --------  --------   -------
                    $259,231  $254,432   $ 4,799    $758,163  $737,598   $20,565
                    ========  ========   =======    ========  ========   =======

      The translation effects from the stronger U.S. dollar decreased sales by $15.2 million in the quarter and $35.3 million for the nine month period.
      Total tonnage increased approximately 10% for the quarter and 9% for the nine month period. Tonnage for the quarter was up approximately 11% in Europe and 9% in North America. European tonnage increased 9% during the nine month period and North American tonnage increased approximately 10%.
      Gross margins on sales for the quarter were 16.9% compared to 16% for the same quarter last year. Gross margins on sales for the nine months ended May 31, 1997 were 16.2% compared with 15% for the comparable nine month period last year. The increase in fiscal 1997 gross profit margins was derived from manufacturing which experienced better capacity utilization. The improvement in manufacturing operations was partially offset by lower margins for distribution activities. A comparison of gross profit by classification for both the three month and nine month periods ending May 31, 1997 and 1996 is as follows:

                                             (In Thousands)
                       Three Months Ended May 31,       Nine months ended May 31,
                       --------------------------       -------------------------
                                       Increase                          Increase
                  1997        1996    (Decrease)     1997       1996    (Decrease)
                  ----        ----    ----------     ----       ----    ----------
 Manufacturing  $  31,816  $  27,713  $   4,103   $  87,794  $  72,585  $  15,209
 Merchant           7,031      6,793        238      19,619     18,184      1,435
 Distribution       5,022      6,236     (1,214)     15,597     19,571     (3,974)
                ---------  ---------  ---------   ---------  ---------  ---------
                $  43,869  $  40,742  $   3,127   $ 123,010  $ 110,340  $  12,670
                =========  =========  =========   =========  =========  =========

      The strengthening of the U.S. dollar decreased selling, general and administrative expenses by $1,351,000 for the quarter and $3,322,000 for the nine month period. In addition, expenses increased due to higher compensation levels and additional costs to support the increase in sales volume.
      Interest expense decreased in 1997 due to lower levels of borrowing. Foreign currency transaction gains in 1997 resulted primarily from the payment of dividends from affiliates outside the United States.
      The minority interest on the Statement of Consolidated Income represents a 30% equity position of MKV America Inc., an affiliate of Mitsubishi Chemical MKV Company, in a partnership with the Company. Earnings of the partnership increased during 1997 due to the addition of a second manufacturing line.
      The effective tax rates for the respective three month periods were 40.2% in 1997 and 39.7% in 1996. For the nine months ended May 31, the effective tax rates were 41.2% in 1997 and 40.1% in 1996. The effective tax rate for the nine months ended May 31, 1997 was higher due to the provision of $900,000 in the second quarter for foreign withholding taxes on dividends from affiliates outside the United States.
      The strengthening in the value of the U.S. dollar decreased net income by approximately $911,000 or $.02 per share for the quarter and $2,021,000 or $.05 per share for the nine month period.
      Earnings in Europe increased approximately $1,227,000 or up 14% for the quarter and $4,469,000 higher for the nine month period. European manufacturing operations continue to operate at capacity levels and gross margins were up, mainly in manufacturing and merchant activities.
      North American earnings were approximately $391,000 higher or up 12% for the quarter and $2,792,000 higher for the nine month period after deducting $900,000 of foreign withholding taxes on dividends paid from foreign affiliates. Plant capacity utilization was 81% for the quarter and 75% for the nine month period which contributed to higher gross margins on manufacturing activities.
      The European operations currently have a strong level of orders. Prices of plastic resins are relatively stable and economic conditions in the European marketplace are anticipated to moderately improve. However, the strength of the U.S. dollar will continue to have an adverse impact in the months ahead.
      Volume in North America is good and plant utilization has improved during the year. However, the automotive industry is experiencing softer sales and labor disruptions which have affected the quarter just ended. These factors, plus automotive summer model changeovers, will also influence the fourth fiscal quarter.


Material Changes in Financial Condition
---------------------------------------

      As of May 31, 1997, the current ratio was 3.8:1 and working capital was $324 million.
      On November 7, 1996, the Company purchased the business and assets of the Specialty Compounding Division of Laurel Industries Inc. This facility, located in Sharon Center, Ohio, has four manufacturing lines with an annual capacity of approximately 15 million pounds.
      In March 1997, gross dividends of $56 million were paid from foreign affiliates to the U.S. Parent Company. It is anticipated that further funds will be received prior to the end of fiscal 1997.
      During the nine months ended May 31, 1997, the Company repurchased 1,420,000 shares of its common stock for $27,916,000. The Company's purchase plan provides that an additional 1,580,000 shares may be repurchased during the next 15 months. The timing of any purchases will depend on the price of the stock and value it provides to the Company.
      The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar during the nine months ended May 31, 1997 decreased this account by $32,369,000.

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



Date  July 11, 1997                     A. Schulman, Inc.
      -------------                 ----------------------------------
                                          (Registrant)




                                    /s/ R. A. Stefanko
                                    ----------------------------------
                                    R. A. Stefanko, Executive Vice President-
                                    Finance & Administration
                                    (Signing on behalf of Registrant as a duly
                                    authorized officer of Registrant and
                                    signing as the Principal Financial Officer
                                    of Registrant)