Form 10-K
period 1997-08-31
SCHULMAN A INC
filed 1997-11-26
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-K

(Mark One)

         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended August 31, 1997 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ___________ to _____________.

         Commission File No. 0-7459

                                A. SCHULMAN, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                         34-0514850
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   3550 West Market Street, Akron, Ohio                          44333
-----------------------------------------              -------------------------
 (Address of Principal Executive Offices)                      (ZIP Code)

Registrant's telephone number, including area code: (330)666-3751
                                                    ---------------

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

                       [Cover continued on following page]

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 17, 1997: $837,767,212.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

36,135,193 SHARES OF COMMON STOCK, $1.00 PAR VALUE, AT OCTOBER 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                               Part of Form 10-K
Document                                                   in Which Incorporated
--------                                                   ---------------------

Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement

Dated November 10, 1997                                       III and IV

Portions of the Registrant's 1997

Annual Report to Stockholders                                 I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 10, 1997 shall be deemed incorporated by reference herein.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
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

         The first classification, manufacturing, involves primarily the formulation and manufacture of proprietary plastic compounds engineered to fulfill the application requirements of the

Company's customers. These compounds, also known as engineered products, are formulated in the Company's laboratories and are manufactured in the Company's thirteen plastics compounding plants in North America, Europe and Asia. The Company combines basic resins purchased from plastic resin producers with various additives in accordance with formulae and specifications developed in the Company's laboratories. Customers for the Company's proprietary plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. Proprietary compounds are produced by the Company generally on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company and public warehouses.

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

         Supplemental information regarding net sales and gross profit of the Company's three classifications within its sole industry segment is set forth on page 30 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company's operations outside the United States are an important part of its business. The Company's foreign subsidiaries manufacture additives, concentrates, flame retardants and other proprietary and custom plastic compounds, act as merchants of plastic resins, and distribute certain plastic resins for prime producers.

         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas and the amount of inter-geographic area sales for the last three years is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

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

         A. Schulman GmbH, a German subsidiary located in Sindorf, manufactures proprietary and custom plastic compounds. In addition, a major portion of the sales volume of this subsidiary is derived from merchant activities consisting of the purchase and sale of prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 1997, this subsidiary purchased approximately 25% of the compounds manufactured in the Bornem, Belgium plant. Approximately 29% of the sales volume of A. Schulman GmbH during the same period was derived from its distribution activity of selling plastic resins and compounds of Huels AG and Vestolen GmbH, both members of the Veba AG group of companies. This subsidiary also distributes products for Dow Chemical, Exxon Chemical, Hoechst and Solvay.

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

         A. Schulman, S.A., a French subsidiary, has four sales offices in France and is a distributor in France for ATOCHEM, a merchant of plastic resins, and sells compounds manufactured by the Company's subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is also a Paris-based distributor of plastic materials. Both A. Schulman, S.A. and Diffusion Plastique are distributors in France for BASF and Solvay.

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

         A. Schulman Polska Sp. z 0.0., located in Warsaw, Poland, is a wholly-owned subsidiary of A. Schulman GmbH. This Company acts as distributor and merchant of plastic resins and compounds in Poland.

         The Company owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company's Bellevue, Ohio facility. The Company's partner provides technical and manufacturing expertise.

         The Company owns a 65% interest in PTA. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture is building a manufacturing facility with one production line in Surabaya, Indonesia. The other partner is P.T. Prima Polycon Indah.

         As of August 31, 1997, the Company had approximately 1,067 employees in the United States and approximately 1,114 employees in its foreign operations. More than 90% of the Company's hourly production employees are represented by various unions under collective bargaining agreements.

         The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 260 technical personnel. The Company's plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

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

         During the year ended August 31, 1997, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than on a temporary basis.

         The raw materials required by the Company readily are available from major plastic resin producers or other suppliers.

The principal types of plastic resins used in the manufacture of the Company's proprietary plastic compounds are polypropylene, ABS (acrylonitrile butadiene styrene), PVC (polyvinyl chloride), polyethylene, polystyrene and polyurethane.

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

         The Company also competes with other merchants and distributors of plastic resins and other products. No accurate information is available to the Company as to the extent of its competitors' sales and earnings in these classifications, but management believes that the Company has only a small fraction of the total market.

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

ITEM 2.   PROPERTIES
-------   ----------

         The Company owns and operates eight plastics compounding plants in North America, four in Europe and one in Asia. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

                                          Approximate            Approximate
                                           Capacity              Floor Area
Location                                    (lbs.)(1)           (Square Feet)
--------------------------------------------------------------------------------

Akron, Ohio                               73,000,000               164,000
Bellevue, Ohio                            80,000,000(2)            160,000
Sharon Center, Ohio                       14,000,000                43,000
Orange, Texas                             72,000,000               145,000
Orange, Texas--Texas
  Polymer Services, Inc.                 145,000,000               182,000
Nashville, Tennessee                      70,000,000               131,000
San Luis Potosi, Mexico(3)(a)             25,000,000                78,000
Bornem, Belgium                          130,000,000               371,000
Crumlin Gwent, South Wales (3)(b)         54,000,000                99,000
Givet, France(3)(c)                       52,000,000                74,000
St. Thomas, Ontario, Canada               62,000,000               111,000
Kerpen, Germany                           90,000,000               325,000
Surabaya, Indonesia (4)                   12,000,000                68,000
                                         -----------           -----------

                                         879,000,000
                                         ===========

(1) The approximate annual plastics compounding capacity set forth in this Table is based upon several factors, including the daily and shift operating schedules which are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company's plants or the profitability of the plastic compounds produced.

(2) Includes capacity of approximately 29 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

(3)      Excludes the following capital projects:

         (a) A new manufacturing line is being added to the facility in Mexico. This line will have an annual capacity of approximately 15 million pounds, is projected to cost $5.8 million and is scheduled to commence operations in fiscal year 1998.

         (b) The Company is replacing an existing manufacturing line which will increase capacity by approximately 8 million pounds. This line will cost approximately $4 million and is scheduled to commence operations in fiscal 1998.

         (c) A new manufacturing line will be added to the facility in Givet. This line will have an annual capacity of approximately 30 million pounds, is projected to cost $11 million and is scheduled to commence operations in fiscal year 1999.

(4) Scheduled to commence operations December, 1997.

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

ITEM 3.   PENDING LEGAL PROCEEDINGS
-------   -------------------------

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1997.

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

         The age (as of October 17, 1997), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.

         Terry L. Haines: Age 51; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990.

         Robert A. Stefanko: Age 54; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; and Chief Financial Officer of the Company since 1979.

         Larry A. Kushkin: Age 57; Executive Vice President--International Automotive Operations of the Company since 1989.

         Brian R. Colbow: Age 50; Treasurer of the Company since 1984.

         Alain C. Adam: Age 49; Vice President--Automotive Marketing since 1990.

         Leonard E. Emge: Age 67; Vice President--Manufacturing since 1993 and prior to that time General Plant Manager--North America since 1985.

         Gordon L. Trimmer: Age 53; Vice President--North American Sales and Marketing since April 1997 and prior to that time Managing Director of A. Schulman.

         James H. Berick: Age 64; Secretary of the Company since 1979 and Chairman, Berick, Pearlman & Mills Co., L.P.A., Cleveland, Ohio (attorneys).

         John M. Myles: Age 54; Vice President--North American Purchasing since October 1997 and prior to that time General Manager-Operations of Laurel Industries since 1992.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

         The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

         Additional information in response to this Item is set forth on page 1 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

         Information in response to this Item is set forth on pages 30 and 31 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         Information in response to this Item is set forth on pages 28 and 29 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

          (a)  Financial Statements
               --------------------

         The financial statements, together with the report thereon of Price Waterhouse LLP dated October 14, 1997, appearing on pages 16 through 27 of the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference.

         (b) Supplementary Data
             ------------------

         Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-------   -----------------------------------------------------

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------  -----------------------------------------------

         The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement dated November 10, 1997, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 16 and 17 of this Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 10, 1997, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         Information in response to this Item is set forth under the caption "Election of Directors" in the Company's proxy statement dated November 10, 1997, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         Information in response to this Item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement dated November 10, 1997, previously filed with the Commission, which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K
--------  -------------------------------------------  -------------------

         (a) The following documents are filed as part of this report:

                                                                            Page

             (1)  Financial Statements:
                  ---------------------

                  Report of Independent Accountants                          27*

                  Consolidated Statement of Income for
                  the three years ended August 31, 1997                      16*

                  Consolidated Balance Sheet at August 31,                   18*
                  1997 and 1996

                  Consolidated Statement of Cash Flows for
                  the three years ended August 31, 1997                      20*

                  Consolidated Statement of Stockholders'
                  Equity for the three years ended
                  August 31, 1997                                            17*

                  Notes to Consolidated Financial
                  Statements                                                 21*

--------------------

         *Incorporated by reference from the indicated page of the Company's 1997 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1997 Annual Report to Stockholders is not deemed filed as part of this report.

                  (2)  Financial Statement Schedules:
                       ------------------------------

                       Report of Independent Accountants
                       on Financial Statement Schedule                      F-1

                       II-Valuation and Qualifying Accounts                 F-2

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

         4(a) Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated January 15, 1996).

         4(b) Amendment No. 1 to Rights Agreement dated as of November 21, 1997 between the Company, KeyBank National Association (as successor by merger to Society National Bank) and First Chicago Trust Company of New York as successor Rights Agent (incorporated by reference to Exhibit 1(b) to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A).

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

         10(f)* Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit
                           10.8 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

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

         10(k)*            Employment Agreement between the Company and Brian R.
                           Colbow, effective as of May 14, 1997.

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

         10(p*) Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for fiscal year ended August 31, 1992).

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

         10(t)* Agreement between the Company and Franz A. Loehr dated as of August 31, 1996 (incorporated by reference to Exhibit 10(t) to the Company's Form 10-K for the fiscal year ended August 31, 1996).

         10(u)*            Employment Agreement between the Company and Gordon
                           L. Trimmer dated May 14, 1997.

         10(v) Credit Agreement between the Company, The Banks and Society National Bank, individually and as Agent, dated as of March 13, 1995 (incorporated by reference to Exhibit 10 of the Company's Form 10-Q for fiscal quarter ended February 28, 1995).

         10(w) First Amendment to Credit Agreement dated February 26, 1996, among the Company and Society National Bank, individually and as Agent, First National Bank of Ohio, Union Bank of Switzerland and The First National Bank of Chicago (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(x) Second Amendment to Credit Agreement dated as of August 14, 1997, among the Company, KeyBank National Association, individually and as Agent, The First National Bank of Chicago, National City Bank, Northeast and Morgan Guaranty Trust Company of New York.

         11                Computation of Earnings Per Common Share

         13                Company's 1997 Annual Report to Stockholders

         21                Subsidiaries of the Company

         23                Consent of Independent Accountants

         24                Powers of Attorney

         27**              Financial Data Schedule

         99                Notice of Annual Meeting and Proxy Statement
                           Dated November 10, 1997

         *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

         **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

         (b)               Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 1997.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    A. SCHULMAN, INC.

By: /s/ Robert A. Stefanko
    -----------------------
     Robert A. Stefanko
     Chairman of the Board of
     Directors and Executive Vice
     President - Finance and
     Administration

Dated:  November 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                              Date
---------                   -----                              ----

/s/Terry L. Haines          Director and Principal             November 26, 1997
------------------          Executive Officer
Terry L. Haines

/s/Robert A. Stefanko       Director, Principal                November 26, 1997
---------------------       Financial Officer and
Robert A. Stefanko          Principal Accounting Officer


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


         *By:  /s/ Robert A. Stefanko                          November 26, 1997
               ---------------------
                   Robert A. Stefanko
                   Attorney-in-Fact

         *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS

October 14, 1997

To the Board of Directors
of A. Schulman, Inc.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of A. Schulman, Inc. ("the Company") as of August 31, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated October 14, 1997.

In conducting our audit, nothing came to our attention that caused us to believe that the Company was not in compliance with any of the provisions of Articles VI and VII of the Credit Agreement dated March 13, 1995 and amended February 26, 1996, and August 14, 1997, with Keybank N.A., First National Bank of Chicago, National City Bank, Northeast, and Morgan Guaranty Trust Company of New York, insofar as they relate to accounting matters. It should be noted, however, that our audit was not directed primarily toward obtaining knowledge of such noncompliance.

This report is intended solely for the information and use of the Board of Directors and management of A. Schulman, Inc. and the banks participating in the Credit Agreement.


/s/ Price Waterhouse LLP

                                   SCHEDULE II

                                A. SCHULMAN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                             Balance at   Charged to    Net                                  Balance at
                            beginning of   cost and     write    Translation                  close of
                               period      expenses     offs     adjustment       Other        period
                             -----------  ----------  --------   ------------   --------    -------------
 Reserve for doubtful accounts

  Year ended August 31, 1997  $5,903,000 $1,098,000 $(1,357,000)  $(340,000)   $   -         $5,304,000

  Year ended August 31, 1996   4,859,000  2,490,000  (1,425,000)    (21,000)       -          5,903,000

  Year ended August 31, 1995   4,111,000  1,134,000    (565,000)    163,000      16,000(1)    4,859,000





 Valuation allowance - deferred tax assets

  Year ended August 31, 1997   3,155,000       -           -           -      2,782,000 (2)   5,937,000

  Year ended August 31, 1996   4,820,000       -           -           -     (1,665,000)(2)   3,155,000

  Year ended August 31, 1995   4,197,000       -           -           -        623,000 (2)   4,820,000







 Note:
  (1) Acquisition of assets of Texas Polymer Services.
  (2) Represents current year change in valuation allowance for foreign tax credit carryforward benefits which are not likely to be utilized.