Form 10-Q
period 1997-11-30
SCHULMAN A INC
filed 1998-01-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended November 30, 1997 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

   Commission file number:  2-45166
                            -------

               A. Schulman, Inc. and its Consolidated Subsidiaries
 -------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


        Delaware                           34-0514850
 --------------------------------        ---------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer
 Incorporation or Organization)            Identification No.)

 3550 West Market Street,      Akron, Ohio                      44333
 -------------------------------------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)


                                (330) 666-3751
 -------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


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


     Number of common shares outstanding
 as of December 31, 1997 - 35,833,693

                                A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)



                                             For the three months ended
                                             --------------------------
                                          November 30,         November 30,
                                              1997                1996
                                              ----                 ----
                                                     Unaudited
                                                     ---------

Net sales                                 $ 264,208,000       $ 257,807,000
Interest and other income                       930,000           1,534,000
                                          -------------       -------------
                                            265,138,000         259,341,000
                                          -------------       -------------
Costs and expenses:
 Cost of goods sold                         220,389,000         215,564,000
 Selling, general and
   administrative expenses                   23,057,000          22,447,000
 Interest expense                               301,000             776,000
 Foreign currency transaction
   losses                                        93,000             364,000
 Minority interest                              184,000             241,000
                                          -------------       -------------
                                            244,024,000         239,392,000
                                          -------------       -------------
Income before taxes and cumulative
 effect of accounting change                 21,114,000          19,949,000
Provision for income taxes                    8,581,000           7,967,000
                                          -------------       -------------
Income before cumulative effect
 of accounting change                        12,533,000          11,982,000
Cumulative effect of accounting
 change (Note 6)                             (2,007,000)                -
                                          -------------       -------------
Net income                                   10,526,000          11,982,000

Less: Preferred stock dividends                 (13,000)            (13,000)
                                          -------------       -------------
Net income applicable to
 common stock                             $  10,513,000       $  11,969,000
                                          =============       =============

Net income per share:
 Income before cumulative effect
   of accounting change                         $   .35             $   .32
 Cumulative effect of accounting
   change (Note 6)                                 (.06)                -
                                                -------             -------
 Net income                                     $   .29             $   .32
                                                =======             =======
Cash dividends per share of
 common stock                                   $  .105             $  .095
                                                =======             =======

Average number of shares outstanding
 which were used in computing net
 income per common share                     36,029,526          37,791,964

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                     November 30,     August 31,
      Assets                                             1997            1997
                                                     -----------      ----------
                                                              Unaudited
                                                              ---------
Current assets:
 Cash and cash equivalents (Note 3)                 $ 54,506,000    $ 69,147,000
 Short-term investments, at cost                      11,097,000       2,762,000
 Accounts receivable, less allowance
   for doubtful accounts of $5,775,000 at
   November 30, 1997 and $5,304,000 at
   August 31, 1997                                   165,827,000     150,192,000
 Inventories, average cost or market,
   whichever is lower                                171,592,000     164,432,000
 Prepaids, including tax effect of
   temporary differences                              15,848,000      17,181,000
                                                    ------------    ------------
      Total current assets                           418,870,000     403,714,000
                                                    ------------    ------------

Other assets:
 Cash surrender value of life insurance                  433,000         447,000
 Deferred charges, etc., including tax effect
   of temporary differences                           18,021,000      19,389,000
                                                    ------------    ------------
                                                      18,454,000      19,836,000
                                                    ------------    ------------

Property, plant and equipment, at cost:
 Land and improvements                                 9,972,000       9,995,000
 Buildings and leasehold improvements                 68,186,000      67,129,000
 Machinery and equipment                             191,686,000     188,777,000
 Furniture and fixtures                               21,221,000      20,358,000
 Construction in progress                             13,384,000       9,158,000
                                                    ------------    ------------
                                                     304,449,000     295,417,000
 Accumulated depreciation and investment grants
   of $377,000 at November 30, 1997 and
   $395,000 at August 31, 1997                       162,769,000     156,022,000
                                                    ------------    ------------
                                                     141,680,000     139,395,000
                                                    ------------    ------------

                                                    $579,004,000    $562,945,000
                                                    ============    ============

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                      November 30,    August 31,
  Liabilities and Stockholders' Equity                    1997           1997
                                                      -----------     ----------
                                                              Unaudited
                                                              ---------
Current liabilities:
 Notes payable                                       $  9,700,000   $  3,000,000
 Current portion of long-term debt                         28,000         36,000
 Accounts payable                                      72,281,000     63,095,000
 U.S. and foreign income taxes payable                 14,893,000     12,244,000
 Accrued payrolls, taxes and related benefits          16,152,000     17,139,000
 Other accrued liabilities                             18,554,000     16,227,000
                                                     ------------   ------------
      Total current liabilities                       131,608,000    111,741,000
                                                     ------------   ------------

Long-term debt                                          5,010,000     12,009,000

Other long-term liabilities                            33,544,000     32,309,000

Deferred income taxes                                   9,510,000      9,462,000

Minority interest                                       2,909,000      4,023,000

Stockholders' equity (Note 4):
 Preferred stock, 5% cumulative, $100
   par value, authorized, issued and
   outstanding - 10,689 shares at November 30,
   1997 and August 31, 1997                             1,069,000      1,069,000
 Special stock, 1,000,000 shares authorized,
   none outstanding                                          -              -
 Common stock, $1 par value
   Authorized - 75,000,000 shares
   Issued - 38,342,867 shares at November 30, 1997
     and August 31, 1997                               38,343,000     38,343,000
 Other capital                                         44,412,000     44,412,000
 Cumulative foreign currency translation
   adjustment                                          (2,648,000)    (6,573,000)
 Retained earnings                                    368,304,000    361,591,000
 Treasury stock, at cost, 2,456,674 shares at
   November 30, 1997 and 2,112,674 shares at
   August 31, 1997 (Note 5)                           (52,001,000)   (44,289,000)
 Unearned stock grant compensation                     (1,056,000)    (1,152,000)
                                                     ------------   ------------
      Common stockholders' equity                     395,354,000    392,332,000
                                                     ------------   ------------
      Total stockholders' equity                      396,423,000    393,401,000
                                                     ------------   ------------

                                                     $579,004,000   $562,945,000
                                                     ============   ============

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)



                                                               Three months ended
                                                               ------------------
                                                          November 30,    November 30,
                                                              1997            1996
                                                              ----            ----
                                                                  Unaudited
                                                                  ---------
Provided from (used in) operating activities:
 Net income                                            $  10,526,000    $  11,982,000
 Items not requiring the current use of cash:
   Cumulative effect of accounting change (Note 6)         2,007,000              -
   Depreciation                                            4,618,000        4,777,000
   Non-current deferred taxes                               (270,000)          40,000
   Foreign pension and other deferred compensation           643,000          743,000
   Postretirement benefit obligation                         304,000          249,000
 Changes in working capital:
   Accounts receivable                                   (13,165,000)     (14,088,000)
   Inventories                                            (5,546,000)     (10,935,000)
   Prepaids                                                1,428,000           15,000
   Accounts payable                                        8,473,000       20,391,000
   Income taxes                                            2,402,000        2,044,000
   Accrued payrolls and other accrued liabilities            780,000        2,519,000
 Changes in other assets and other
   long-term liabilities                                    (393,000)        (878,000)
                                                       -------------    -------------
     Net cash provided from
       operating activities                               11,807,000       16,859,000
                                                       -------------    -------------
Provided from (used in) investing activities:
 Expenditures for property, plant and equipment           (7,055,000)     (11,200,000)
 Disposals of property, plant and equipment                   88,000          577,000
 Purchases of short-term investments                      (8,328,000)      (5,210,000)
 Proceeds from sales of short-term investments                   -         28,617,000
                                                       -------------    -------------
     Net cash provided from (used in)
       investing activities                              (15,295,000)      12,784,000
                                                       -------------    -------------
Provided from (used in) financing activities:
 Cash dividends paid                                      (3,793,000)      (3,591,000)
 Increase (decrease) of notes payable                      6,700,000         (400,000)
 Increase of long-term debt                                      -         10,000,000
 Reduction of long-term debt                              (7,009,000)          (9,000)
 Increase (decrease) in minority interest                   (866,000)         241,000
 Purchase of treasury stock                               (7,712,000)        (721,000)
 Redemption of preferred stock                                   -             (2,000)

                                                       -------------    -------------
     Net cash provided from (used in)
       financing activities                              (12,680,000)       5,518,000
                                                       -------------    -------------
Effect of exchange rate changes on cash                    1,527,000       (2,594,000)
                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents     (14,641,000)      32,567,000

Cash and cash equivalents at beginning of period          69,147,000      113,555,000
                                                       -------------    -------------
Cash and cash equivalents at end of period             $  54,506,000    $ 146,122,000
                                                       =============    =============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results expected for the year ended August 31, 1998.

(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $47,598,000 at November 30, 1997 and $61,679,000 at August 31, 1997. Investments
with maturities between three and twelve months are considered to be short-term investments.

(4) A summary of the stockholders' equity accounts for the three months ended November 30, 1997 is as follows:


                                                                      Foreign        Unearned
                                                                      Currency        Stock
                                 Common      Other       Retained    Translation      Grant
                                 Stock      Capital      Earnings     Adjustment   Compensation
                                 -----      -------      --------     ----------   ------------

Balance-September 1, 1997    $38,343,000  $44,412,000  $361,591,000  $(6,573,000) $(1,152,000)
Net income                                               10,526,000
Dividends paid or accrued:
 Preferred                                                  (13,000)
 Common, $.105 per share                                 (3,800,000)
Foreign currency
 translation adjustment                                                3,925,000
Amortization of
 restricted stock                                                                      96,000
                             -----------  -----------  ------------  -----------    ---------
Balance-November 30, 1997    $38,343,000  $44,412,000  $368,304,000  $(2,648,000) $(1,056,000)
                             ===========  ===========  ============  ===========    =========

(5) During the three months ended November 30, 1997, the Company repurchased 344,000 shares of its common stock for $7,712,000. The Board of Directors of the Company has authorized the repurchase of up to 1,046,000 additional shares. Subject to market conditions, the Company plans to complete the program by the end of fiscal 1998.

(6) On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. The cumulative effect of this change to September 1, 1997 was to decrease pretax income by $3,237,000 and net income by $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method. During the three months ended November 30, 1997, pretax income was reduced an additional $541,000. These costs relate to the Company's redesign of its business processes in North America. All future costs for re-engineering will be expensed as incurred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

    On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote off, in this quarter, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method for the quarter ended November 30, 1997.

    Net sales for the three months ended November 30, 1997 were $264.2 million, an increase of 2.5% from sales of $257.8 million for the comparable period in 1996. A comparison of net sales by classification for the three months ended November 30, 1997 and 1996 is as follows:


                                             (In Thousands)
                                    Three Months Ended November 30,
                                    -------------------------------
                                                            Increase
                                     1997         1996      (Decrease)
                                     ----         ----      ----------
Manufacturing                     $157,428     $159,836     $ (2,408)
Merchant                            64,801       55,413        9,388
Distribution                        41,979       42,558         (579)
                                  --------     --------     --------
                                  $264,208     $257,807     $  6,401
                                  ========     ========     ========

    The translation effect from the stronger U.S. dollar decreased 1997 sales by $19.2 million.

    Worldwide tonnage was 10% higher than in 1996. Tonnage was up approximately 13% in Europe and 7% in North America.

    Gross margins on sales were 16.6% in 1997 compared with 16.4% in 1996. The increase in gross profit margins was derived primarily from manufacturing. A key factor in this margin improvement was increasing the plant utilization rate from 85% to 92% in 1997. Margins for merchant activities were flat compared with last year, but distribution declined due to lower margins in Europe. A comparison of gross profit by classification for the three months ended November 30, 1997 and 1996 is as follows:


                                          (In Thousands)
                                  Three Months Ended November 30,
                                  -------------------------------

                                                           Increase
                                    1997        1996      (Decrease)
                                    ----        ----      ----------
Manufacturing                     $31,130     $30,324     $   806
Merchant                            7,517       6,368       1,149
Distribution                        5,172       5,551        (379)
                                  -------     -------     -------
                                  $43,819     $42,243     $ 1,576
                                  =======     =======     =======

    Selling, general and administrative expenses increased $610,000 in 1997 primarily due to $541,000 of business process re-engineering costs related to the Company's redesign of its business processes in North America. These costs now have to be written off as incurred under a new accounting rule mandated by a November 20, 1997 ruling of the FASB Emerging Issues Task Force.

    Interest expense decreased $475,000 in 1997 due to lower levels of borrowing.

    Foreign currency transaction losses were primarily due to changes in the value of currencies within the European Monetary System, as well as the U.S. dollar, Canadian dollar, Mexican peso and Indonesian rupiah.

    Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

    Other income was down because of lower interest income resulting from a decline in European temporary investments.

    The effective tax rate was 40.6% in 1997 and 39.9% in 1996. The increase was primarily due to the imposition of a 15% surtax in France.

    Earnings in Europe declined $640,000 because of a $1,054,000 or $.03 per share adverse currency translation effect from a stronger U.S. dollar. European margins were 18.1%, compared with 19% last year, primarily due to lower margins in merchant and distribution activities. Margins in manufacturing were approximately the same as last year.

    North American earnings, prior to the cumulative effect of an accounting change, improved by $1.2 million, an increase of 53%. The primary reasons for the higher profits were margins which increased from 12.8% to 14.6%, a 7% tonnage increase and capacity utilization of 84% versus 76% last year.

    The Company currently has a solid level of orders and, overall, economic conditions are quite good. Although the Company is concerned with the Asian financial crisis, it is not expected to have a major adverse impact on the Company's profitability. Also, the strength of the U.S. dollar should continue to have an adverse impact on results in the second fiscal quarter. Nevertheless, the Company anticipates an improvement in earnings for the balance of fiscal 1998.


Material Changes in Financial Condition
---------------------------------------

    As of November 30, 1997, the current ratio was 3.2:1 and working capital was $287.3 million.

    During the three months ended November 30, 1997, the Company repurchased 344,000 shares of its common stock for $7,712,000. The Board of Directors of the Company has authorized the repurchase of up to 1,046,500 additional shares. Subject to market conditions, the Company plans to complete the program by the end of fiscal 1998.

    The ratio of long-term liabilities to capital was 8.9% at November 30, 1997 and 10.1% at August 31, 1997. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio decreased during the three months ended November 30, 1997 due to reductions in the outstanding debt under the revolving credit agreement of $7 million.

    The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The change of the U.S. dollar during the three months ended November 30, 1997 increased this account by $3,925,000.


Cautionary Statements
---------------------

    From time to time, in written reports and oral statements, we discuss our expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to, the following:

    -    Worldwide and regional economic, business and political conditions
    - Fluctuations in the value of currencies within the European Monetary System, as well as the U.S. dollar, Canadian dollar, Mexican peso and Indonesian rupiah
    -    Fluctuations in prices of plastic resins and other raw materials
    -    Changes in customer demand and requirements

Part II - Other Information
---------------------------


    Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The Company's annual meeting of stockholders was held on December 4, 1997.

(b) The following Directors were elected at such annual meeting, each for a three- year term expiring in 2000:

         Robert A. Stefanko
         Rene C. Rombouts
         Dr. Peggy Gordon Elliott
         James S. Marlen

(c) The following matters were voted on at the annual meeting of stockholders:

    (1)  Election of Class II Directors:
         -------------------------------

         Director Name                  Votes For         Abstensions
         -------------                  ---------         -----------

         Robert A. Stefanko             31,374,756          369,546
         Rene C. Rombouts               31,370,259          374,043
         Dr. Peggy Gordon Elliott       31,348,499          395,803
         James S. Marlen                31,376,665          367,637

    (2) Ratification of selection of independent accountants for the fiscal year ending August 31, 1998:

                                                            Broker
         Votes For      Votes Against     Abstentions       Non-Votes
         ---------      -------------     -----------       ---------

         31,671,797         44,702           27,803           -0-


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




Date January 14, 1998                  A. Schulman, Inc.
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