Form 10-Q
period 1998-02-28
SCHULMAN A INC
filed 1998-04-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 28, 1998 or
                                     -----------------

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


                                 (330) 666-3751
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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


         Number of common shares outstanding
as of March 31, 1998 - 35,673,818

                                A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)

                                                             For the three months ended       For the six months ended
                                                             --------------------------       ------------------------
                                                            February 28,     February 28,    February 28,      February 28
                                                               1998             1997            1998             1997
                                                               ----             ----            ----             ----
                                                                     Unaudited                        Unaudited
                                                                     ---------                        ---------
Net sales                                                  $239,840,000     $241,125,000     $504,048,000     $498,932,000
Interest and other income                                       673,000        1,371,000        1,603,000        2,905,000
                                                           ------------     ------------     ------------     ------------
                                                            240,513,000      242,496,000      505,651,000      501,837,000
                                                           ------------     ------------     ------------     ------------
Costs and expenses:
    Cost of goods sold                                      198,962,000      204,227,000      419,351,000      419,791,000
    Selling, general and
        administrative expenses                              22,642,000       19,890,000       45,699,000       42,337,000
    Interest expense                                            382,000          961,000          683,000        1,737,000
    Foreign currency transaction
        (gains) losses                                         (449,000)        (194,000)        (356,000)         169,000
    Minority interest                                           367,000          185,000          551,000          426,000
                                                           ------------     ------------     ------------     ------------
                                                            221,904,000      225,069,000      465,928,000      464,460,000
                                                           ------------     ------------     ------------     ------------
Income before taxes and cumulative
    effect of accounting change                              18,609,000       17,427,000       39,723,000       37,377,000
Provision for income taxes (Note 7)                           7,624,000        7,680,000       16,204,000       15,647,000
                                                           ------------     ------------     ------------     ------------
Income before cumulative effect
    of accounting change                                     10,985,000        9,747,000       23,519,000       21,730,000
Cumulative effect of accounting
    change (Note 6)                                                 -                -         (2,007,000)             -
                                                           ------------     ------------     ------------     ------------
Net income                                                   10,985,000        9,747,000       21,512,000       21,730,000

Less: Preferred stock dividends                                 (13,000)         (13,000)         (27,000)         (27,000)
                                                           ------------     ------------     ------------     ------------
Net income applicable to
    common stock                                           $ 10,972,000     $  9,734,000     $ 21,485,000     $ 21,703,000
                                                           ============     ============     ============     ============

Weighted average number of shares outstanding (Note 8):
        Basic                                                35,764,943       37,654,464       35,897,235       37,723,214
        Diluted                                              35,834,581       37,664,125       35,948,676       37,729,559

Basic earnings per share (Note 8):
    Income before cumulative effect
        of accounting change                               $        .31     $        .26     $        .66     $        .58
    Cumulative effect of accounting
        change                                                      -                -               (.06)             -
                                                           ------------     ------------     ------------     ------------
    Net income                                             $        .31     $        .26     $        .60     $        .58
                                                           ============     ============     ============     ============
Diluted earnings per share (Note 8):
    Income before cumulative effect
        of accounting change                               $        .31     $        .26     $        .66     $        .58
    Cumulative effect of accounting
        change                                                      -                -               (.06)             -
                                                           ------------     ------------     ------------     ------------
    Net income                                             $        .31     $        .26     $        .60     $        .58
                                                           ============     ============     ============     ============

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                       February 28,     August 31,
             Assets                                       1998           1997
                                                      ------------    ------------
                                                                Unaudited
                                                                ---------
Current assets:
    Cash and cash equivalents (Note 3)                $ 67,142,000    $ 69,147,000
    Short-term investments, at cost                            -         2,762,000
    Accounts receivable, less allowance
        for doubtful accounts of $6,025,000 at
        February 28, 1998 and $5,304,000 at
        August 31, 1997                                163,134,000     150,192,000
    Inventories, average cost or market,
        whichever is lower                             182,950,000     164,432,000
    Prepaids, including tax effect of
        temporary differences                           15,891,000      17,181,000
                                                      ------------    ------------
             Total current assets                      429,117,000     403,714,000
                                                      ------------    ------------

Other assets:
    Cash surrender value of life insurance                 441,000         447,000
    Deferred charges, etc., including tax effect
        of temporary differences                        16,956,000      19,389,000
                                                      ------------    ------------
                                                        17,397,000      19,836,000
                                                      ------------    ------------

Property, plant and equipment, at cost:
    Land and improvements                                9,206,000       9,995,000
    Buildings and leasehold improvements                67,925,000      67,129,000
    Machinery and equipment                            192,329,000     188,777,000
    Furniture and fixtures                              20,559,000      20,358,000
    Construction in progress                            14,001,000       9,158,000
                                                      ------------    ------------
                                                       304,020,000     295,417,000
    Accumulated depreciation and investment grants
        of $337,000 at February 28, 1998 and
        $395,000 at August 31, 1997                    164,827,000     156,022,000
                                                      ------------    ------------
                                                       139,193,000     139,395,000
                                                      ------------    ------------

                                                      $585,707,000    $562,945,000
                                                      ============    ============

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)


                                                             February 28,       August 31,
      Liabilities and Stockholders' Equity                      1998               1997
                                                           -------------     -------------
                                                                      Unaudited
                                                                      ---------
Current liabilities:
    Notes payable                                          $  6,400,000     $  3,000,000
    Current portion of long-term debt                            18,000           36,000
    Accounts payable                                         69,204,000       63,095,000
    U.S. and foreign income taxes payable                     7,755,000       12,244,000
    Accrued payrolls, taxes and related benefits             15,974,000       17,139,000
    Other accrued liabilities                                18,733,000       16,227,000
                                                           ------------     ------------
             Total current liabilities                      118,084,000      111,741,000
                                                           ------------     ------------

Long-term debt                                               30,000,000       12,009,000

Other long-term liabilities                                  33,858,000       32,309,000

Deferred income taxes                                         9,310,000        9,462,000

Minority interest                                             2,718,000        4,023,000

Stockholders' equity (Note 4):
    Preferred stock, 5% cumulative, $100
        par value, authorized, issued and
        outstanding - 10,689 shares at February 28,
        1998 and August 31, 1997                              1,069,000        1,069,000
    Special stock, 1,000,000 shares authorized,
        none outstanding                                            -                -
    Common stock, $1 par value
        Authorized - 75,000,000 shares
        Issued - 38,345,492 shares at February 28, 1998
           and 38,342,867 shares at August 31, 1997          38,345,000       38,343,000
    Other capital                                            44,469,000       44,412,000
    Cumulative foreign currency translation
        adjustment                                          (10,238,000)      (6,573,000)
    Retained earnings                                       375,154,000      361,591,000
    Treasury stock, at cost, 2,625,674 shares at
        February 28, 1998 and 2,112,674 shares at
        August 31, 1997 (Note 5)                            (56,103,000)     (44,289,000)
    Unearned stock grant compensation                          (959,000)      (1,152,000)
                                                           ------------     ------------
             Common stockholders' equity                    390,668,000      392,332,000
                                                           ------------     ------------
             Total stockholders' equity                     391,737,000      393,401,000
                                                           ------------     ------------

                                                           $585,707,000     $562,945,000
                                                           ============     ============

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                                  Six months ended
                                                                  ----------------
                                                           February 28,      February 28,
                                                               1998              1997
                                                               ----              ----
                                                                     Unaudited
                                                                     ---------
Provided from (used in) operating activities:
    Net income                                             $ 21,512,000     $ 21,730,000
    Items not requiring the current use of cash:
        Cumulative effect of accounting change (Note 6)       2,007,000              -
        Depreciation                                          9,380,000        9,583,000
        Non-current deferred taxes                              (92,000)         100,000
        Foreign pension and other deferred compensation       1,296,000        1,453,000
        Postretirement benefit obligation                       608,000          499,000
    Changes in working capital:
        Accounts receivable                                 (14,110,000)     (20,235,000)
        Inventories                                         (19,611,000)     (24,058,000)
        Prepaids                                                194,000         (218,000)
        Accounts payable                                      8,905,000       22,478,000
        Income taxes                                         (3,313,000)      (1,316,000)
        Accrued payrolls and other accrued liabilities        1,469,000        1,878,000
    Changes in other assets and other
        long-term liabilities                                  (948,000)      (1,895,000)
                                                           ------------     ------------
           Net cash provided from
               operating activities                           7,297,000        9,999,000
                                                           ------------     ------------
Provided from (used in) investing activities:
    Expenditures for property, plant and equipment          (13,759,000)     (15,858,000)
    Disposals of property, plant and equipment                  580,000          446,000
    Purchases of short-term investments                      (8,187,000)     (11,071,000)
    Proceeds from sales of short-term investments            10,993,000       38,229,000
                                                           ------------     ------------
           Net cash provided from (used in)
               investing activities                         (10,373,000)      11,746,000
                                                           ------------     ------------
Provided from (used in) financing activities:
    Cash dividends paid                                      (7,906,000)      (7,549,000)
    Increase of notes payable                                 3,400,000        4,600,000
    Increase of long-term debt                               18,000,000       25,000,000
    Reduction of long-term debt                                 (27,000)         (19,000)
    Increase (decrease) in minority interest                   (499,000)         426,000
    Purchase of treasury stock                              (11,814,000)      (5,686,000)
    Exercise of stock options                                    59,000              -
    Redemption of preferred stock                                   -             (2,000)
                                                           ------------     ------------
           Net cash provided from
               financing activities                           1,213,000       16,770,000
                                                           ------------     ------------
Effect of exchange rate changes on cash                        (142,000)     (12,838,000)
                                                           ------------     ------------
Net increase (decrease) in cash and cash equivalents         (2,005,000)      25,677,000

Cash and cash equivalents at beginning of period             69,147,000      113,555,000
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $ 67,142,000     $139,232,000
                                                           ============     ============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the six months ended February 28, 1998 are not necessarily indicative of the results expected for the year ended August 31, 1998.

(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $51,974,000 at February 28, 1998 and $61,679,000 at August 31, 1997. Investments
with maturities between three and twelve months are considered to be short-term investments.

(4) A summary of the stockholders' equity accounts for the six months ended February 28, 1998 is as follows:

                                                                            Foreign         Unearned
                                                                            Currency        Stock
                                 Common          Other         Retained     Translation     Grant
                                 Stock          Capital        Earnings     Adjustment      Compensation
                                 -----          -------        --------     ----------      ------------
Balance-September 1, 1997     $38,343,000     $44,412,000    $361,591,000   $ (6,573,000)   $(1,152,000)
Net income                                                     21,512,000
Dividends paid or accrued:
    Preferred                                                     (27,000)
    Common, $.22 per share                                     (7,922,000)
Foreign currency
    translation adjustment                                                    (3,655,000)
Exercise of stock options           2,000          57,000
Amortization of
    restricted stock                                                                            193,000
                              -----------     -----------    ------------   ------------    -----------
Balance-February 28, 1998     $38,345,000     $44,469,000    $375,154,000   $(10,238,000)   $  (959,000)
                              -----------     -----------    ------------   ------------    -----------

(5) During the six months ended February 28, 1998, the Company repurchased 513,000 shares of its common stock for $11,814,000. The Board of Directors of the Company has authorized the repurchase of up to 877,000 additional shares. Subject to market conditions, the Company plans to complete the program by the end of fiscal 1998.
(6) On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. The cumulative effect of this change to September 1, 1997 was to decrease pretax income by $3,237,000 and net income by $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method. During the six months ended February 28, 1998, pretax income was reduced $1,010,000 for third party fees related to the Company's redesign of its business processes in North America. In addition, $415,000 was expensed for amortization and staffing costs related to this project. All future costs for re-engineering will be expensed as incurred.
(7) The provision for income taxes for the three months ended February 28, 1997 includes $900,000 or $.02 per share for foreign withholding taxes on dividends to be paid from affiliates outside the United States.
(8) Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". As provided for under this statement, the Company discloses both basic and diluted earnings per share for all periods presented. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

         On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method for fiscal 1998.

         A comparison of net sales by classification for both the three month and six month periods ending February 28, 1998 and 1997 is as follows:

                                             (In Thousands)
                   Three Months Ended February 28,       Six months ended February 28,
                   -------------------------------      -------------------------------
                                          Increase                              Increase
                   1998         1997     (Decrease)     1998         1997      (Decrease)
                   ----         ----     ----------     ----         ----      ----------
Manufacturing    $158,513    $158,425     $     88     $331,359    $329,130    $  2,229
Merchant           43,353      43,385          (32)      92,745      87,929       4,816
Distribution       37,974      39,315       (1,341)      79,944      81,873      (1,929)
                 --------    --------     --------     --------    --------    --------
                 $239,840    $241,125     $ (1,285)    $504,048    $498,932    $  5,116
                 ========    ========     ========     ========    ========    ========

         Certain items previously reported have been reclassified to conform with the 1998 presentation.

         The translation effects from the stronger U.S. dollar decreased sales by $14.8 million in the quarter and $34 million for the six month period.

         Total tonnage increased approximately 6% for the quarter and 8% for the six month period. Tonnage for the quarter was up approximately 11% in Europe. Tonnage in North America was unchanged. European tonnage increased 12% during the six month period and North American tonnage increased approximately 3%.

         Gross margins on sales for the quarter were 17% compared to 15.3% for the same quarter last year. Gross margins on sales for the six months ended February 28, 1998 were 16.8% compared with 15.9% for the comparable six month period last year. The increase in fiscal 1998 gross profit margins was derived from manufacturing. A key factor in this margin improvement was increasing the plant utilization rate from 78% in the 1997 second quarter to 86% in the current quarter. The improvement in manufacturing operations was partially offset by lower margins for merchant and distribution activities. A comparison of gross profit by classification for both the three month and six month periods ending February 28, 1998 and 1997 is as follows:

                                          (In Thousands)
                   Three Months Ended February 28,  Six Months Ended February 28,
                   -------------------------------  -----------------------------
                                      Increase                           Increase
                   1998       1997   (Decrease)     1998       1997     (Decrease)
                   ----       ----   ----------     ----       ----     ----------

Manufacturing    $30,968    $26,398    $ 4,570     $63,431    $57,472    $ 5,959
Merchant           5,265      5,476       (211)     11,450     11,095        355
Distribution       4,645      5,024       (379)      9,816     10,574       (758)
                 -------    -------    -------     -------    -------    -------
                 $40,878    $36,898    $ 3,980     $84,697    $79,141    $ 5,556
                 =======    =======    =======     =======    =======    =======

         Certain items previously reported have been reclassified to conform with the 1998 presentation.

         Selling, general and administrative expenses increased in 1998. During 1998, the Company incurred $1,425,000 of business process re-engineering costs related to the redesign of its business processes in North America. In addition, higher compensation levels and additional costs were incurred in 1998 to support the increase in sales volume.

         Interest expense decreased in 1998 due to lower levels of borrowing.

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

         The effective tax rates for the respective three month periods were 41% in 1998 and 44.1% in 1997. For the six months ended February 28, the effective tax rates were 40.8% in 1998 and 41.9% in 1997. The 1997 periods include a $900,000 provision for foreign withholding taxes on dividends. The 1998 periods include the effect of a new 15% surtax in France.

         The strengthening in the value of the U.S. dollar decreased net income by approximately $788,000 or $.02 per share for the quarter and $1,842,000 or $.05 per share for the six month period.

         Earnings in Europe for the quarter and six month period were approximately the same as last year due to the adverse effects of translation. Total tonnage was up 11% for the quarter on solid gains in merchant activities. However, profit margins were 18.1% compared with 18.4% last year due to lower margins in merchant and distribution activities.

         North American profits before withholding taxes and the cumulative effect of accounting changes were up 13% for the quarter and 33% for the six month period. Tonnage in manufacturing was up 11% for the quarter, but declines in merchant and distribution activities reduced the gains. Profit margins for the quarter were 15.6% compared with 11.6% last year with gains in all activities.

         The Company currently has a good level of orders in Europe. The European economies are showing signs of improvement and good demand is anticipated for the balance of fiscal 1998. Manufacturing margins were up for the first half, but it appears that competitive price pressures will make it difficult to generate additional margin improvement. Also, the strength of the U.S. dollar should continue to have an adverse impact on results.

         North American margins in the second half of fiscal 1998 should show year over year gains, but higher costs, including the business re-engineering program and the start-up of a new Mexican line, will reduce the improvement. In addition, there has been noted some softening in the Company's automotive business, which combined with higher costs, may hamper growth of earnings.


Material Changes in Financial Condition
---------------------------------------

         As of February 28, 1998, the current ratio was 3.6:1 and working capital was $311 million.

         During the six months ended February 28, 1998, the Company repurchased 513,000 shares of its common stock for $11,814,000. The Board of Directors of the Company has authorized the repurchase of up to 877,000 additional shares. Subject to market conditions, the Company plans to complete the program by the end of fiscal 1998.

         The ratio of long-term liabilities to capital was 14% at February 28, 1998 and 10.1% at August 31, 1997. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio increased during the six months ended February 28, 1998 due to increases in the outstanding debt under the revolving credit agreement of $18 million.

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The change of the U.S. dollar during the six months ended February 28, 1998 decreased this account by $3,665,000.

         The Company is working on the Year 2000 issue throughout its operations. Presently, the total cost of achieving Year 2000 compliance is not expected to be material to operations or financial position.


Cautionary Statements
---------------------

         From time to time, in written reports and oral statements, we discuss our expectations regarding future performance of the Company. These "forward-looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to, the following:

         *  Worldwide and regional economic, business and political conditions

         * Fluctuations in the value of currencies within the European Monetary System, as well as the U.S. dollar, Canadian dollar, Mexican peso and Indonesian rupiah

         *  Fluctuations in prices of plastic resins and other raw materials

         *  Changes in customer demand and requirements

Part II - Other Information
---------------------------


         Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.




Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit
     Number         Exhibit
     --------       -------

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




Date  April 14, 1998                      A. Schulman, Inc.
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