Form 10-Q
period 1998-05-31
SCHULMAN A INC
filed 1998-07-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

  [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended May 31, 1998 or
                                 ------------

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


    Number of common shares outstanding
as of June 30, 1998 - 34,551,005

                                A. SCHULMAN, INC.
                        STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)

                                              For the three months ended           For the nine months ended
                                              --------------------------           -------------------------
                                               May 31,           May 31,            May 31,            May 31,
                                                1998              1997               1998                1997
                                                ----              ----               ----                ----
                                                       Unaudited                            Unaudited
                                                       ---------                            ---------

Net sales                                  $ 256,810,000      $ 259,231,000      $ 760,858,000      $ 758,163,000
Interest and other income                        821,000          1,075,000          2,424,000          3,980,000
                                           -------------      -------------      -------------      -------------
                                             257,631,000        260,306,000        763,282,000        762,143,000
                                           -------------      -------------      -------------      -------------
Costs and expenses:
 Cost of goods sold                          212,821,000        215,362,000        632,172,000        635,153,000
 Selling, general and
   administrative expenses                    22,829,000         21,578,000         68,528,000         63,915,000
 Interest expense                                624,000            809,000          1,307,000          2,546,000
 Foreign currency transaction
   gains                                        (777,000)          (659,000)        (1,133,000)          (490,000)
 Minority interest                                48,000            255,000            599,000            681,000
                                           -------------      -------------      -------------      -------------
                                             235,545,000        237,345,000        701,473,000        701,805,000
                                           -------------      -------------      -------------      -------------
Income before taxes and cumulative
 effect of accounting change                  22,086,000         22,961,000         61,809,000         60,338,000
Provision for income taxes (Note 7)            8,554,000          9,240,000         24,758,000         24,887,000
                                           -------------      -------------      -------------      -------------
Income before cumulative effect
 of accounting change                         13,532,000         13,721,000         37,051,000         35,451,000
Cumulative effect of accounting
 change (Note 6)                                       -                  -         (2,007,000)                 -
                                           -------------      -------------      -------------      -------------
Net income                                    13,532,000         13,721,000         35,044,000         35,451,000

Less: Preferred stock dividends                  (13,000)           (13,000)           (40,000)           (40,000)
                                           -------------      -------------      -------------      -------------
Net income applicable to
 common stock                              $  13,519,000      $  13,708,000      $  35,004,000      $  35,411,000
                                           =============      =============      =============      =============

Weighted average number of
 shares outstanding (Note 8):
   Basic                                      35,267,750         36,759,131         35,687,407         37,401,853
   Diluted                                    35,321,785         36,775,554         35,739,712         37,411,557

Basic earnings per share (Note 8):
 Income before cumulative effect
   of accounting change                    $         .38      $         .37      $        1.04      $         .95
 Cumulative effect of accounting
   change                                              -                  -               (.06)                 -
                                           -------------      -------------      -------------      -------------
 Net income                                $         .38      $         .37      $         .98      $         .95
                                           =============      =============      =============      =============

Diluted earnings per share (Note 8):
 Income before cumulative effect
   of accounting change                    $         .38      $         .37      $        1.04      $         .95
 Cumulative effect of accounting
   change                                              -                  -               (.06)                 -
                                           -------------      -------------      -------------      -------------
 Net income                                $         .38      $         .37      $         .98      $         .95
                                           =============      =============      =============      =============

                                A. SCHULMAN, INC.
                          CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                          May 31,       August 31,
      Assets                                               1998            1997
                                                       -----------      ----------
                                                                Unaudited
                                                                ---------
Current assets:
 Cash and cash equivalents (Note 3)                   $ 63,735,000    $ 69,147,000
 Short-term investments, at cost                              -          2,762,000
 Accounts receivable, less allowance
   for doubtful accounts of $6,630,000 at
    May 31, 1998 and $5,304,000 at
   August 31, 1997                                     166,259,000     150,192,000
 Inventories, average cost or market,
   whichever is lower                                  178,164,000     164,432,000
 Prepaids, including tax effect of
   temporary differences                                16,046,000      17,181,000
                                                      ------------    ------------
      Total current assets                             424,204,000     403,714,000
                                                      ------------    ------------

Other assets:
 Cash surrender value of life insurance                    431,000         447,000
 Deferred charges, etc., including tax effect
   of temporary differences                             17,032,000      19,389,000
                                                      ------------    ------------
                                                        17,463,000      19,836,000
                                                      ------------    ------------

Property, plant and equipment, at cost:
 Land and improvements                                   9,171,000       9,995,000
 Buildings and leasehold improvements                   68,338,000      67,129,000
 Machinery and equipment                               195,250,000     188,777,000
 Furniture and fixtures                                 21,359,000      20,358,000
 Construction in progress                               18,688,000       9,158,000
                                                      ------------    ------------
                                                       312,806,000     295,417,000
 Accumulated depreciation and investment grants
   of $308,000 at May 31, 1998 and
   $395,000 at August 31, 1997                         170,564,000     156,022,000
                                                      ------------    ------------
                                                       142,242,000     139,395,000
                                                      ------------    ------------

                                                      $583,909,000    $562,945,000
                                                      ============    ============

                                A. SCHULMAN, INC.
                          CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                      May 31,          August 31,
  Liabilities and Stockholders' Equity                 1998               1997
                                                   -----------        ------------
                                                              Unaudited
                                                              ---------
Current liabilities:
 Notes payable                                    $   2,600,000      $   3,000,000
 Current portion of long-term debt                       19,000             36,000
 Accounts payable                                    74,170,000         63,095,000
 U.S. and foreign income taxes payable                8,425,000         12,244,000
 Accrued payrolls, taxes and related benefits        18,045,000         17,139,000
 Other accrued liabilities                           22,554,000         16,227,000
                                                  -------------      -------------
      Total current liabilites                      125,813,000        111,741,000
                                                  -------------      -------------

Long-term debt                                       27,000,000         12,009,000

Other long-term liabilities                          34,950,000         32,309,000

Deferred income taxes                                 9,305,000          9,462,000

Minority interest                                     2,791,000          4,023,000

Stockholders' equity (Note 4):
 Preferred stock, 5% cumulative, $100
   par value, authorized, issued and
   outstanding - 10,689 shares at May 31,
   1998 and August 31, 1997                           1,069,000          1,069,000
 Special stock, 1,000,000 shares authorized,
   none outstanding                                           -                  -
 Common stock, $1 par value
   Authorized - 75,000,000 shares
   Issued - 38,347,367 shares at May 31, 1998
     and 38,342,867 shares at August 31, 1997        38,347,000         38,343,000
 Other capital                                       44,509,000         44,412,000
 Cumulative foreign currency translation
   adjustment                                        (9,242,000)        (6,573,000)
 Retained earnings                                  384,585,000        361,591,000
 Treasury stock, at cost, 3,445,338 shares at
   May 31, 1998 and 2,112,674 shares at
   August 31, 1997 (Note 5)                         (74,355,000)       (44,289,000)
 Unearned stock grant compensation                     (863,000)        (1,152,000)
                                                  -------------      -------------
      Common stockholders' equity                   382,981,000        392,332,000
                                                  -------------      -------------
      Total stockholders' equity                    384,050,000        393,401,000
                                                  -------------      -------------

                                                  $ 583,909,000      $ 562,945,000
                                                  =============      =============

                                A. SCHULMAN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                                  Nine months ended
                                                                  -----------------
                                                            May 31,               May 31,
                                                             1998                  1997
                                                             ----                  ----
                                                                    Unaudited
                                                                    ---------
Provided from (used in) operating activities:
 Net income                                              $  35,044,000        $  35,451,000
 Items not requiring the current use of cash:
   Cumulative effect of accounting change (Note 6)           2,007,000                    -
   Depreciation                                             14,098,000           14,153,000
   Non-current deferred taxes                                 (128,000)             190,000
   Foreign pension and other deferred compensation           1,919,000            2,138,000
   Postretirement benefit obligation                           912,000              748,000
 Changes in working capital:
   Accounts receivable                                     (15,957,000)         (22,027,000)
   Inventories                                             (15,701,000)         (28,625,000)
   Prepaids                                                  1,048,000              330,000
   Accounts payable                                         13,231,000           24,602,000
   Income taxes                                             (2,638,000)          (5,152,000)
   Accrued payrolls and other accrued liabilities            6,942,000            5,942,000
 Changes in other assets and other
   long-term liabilities                                      (971,000)          (2,581,000)
                                                         -------------        -------------
     Net cash provided from
       operating activities                                 39,806,000           25,169,000
                                                         -------------        -------------
Provided from (used in) investing activities:
 Expenditures for property, plant and equipment            (21,475,000)         (21,496,000)
 Disposals of property, plant and equipment                    470,000            1,243,000
 Purchases of short-term investments                        (8,145,000)         (10,959,000)
 Proceeds from sales of short-term investments              10,937,000           41,056,000
                                                         -------------        -------------
     Net cash provided from (used in)
       investing activities                                (18,213,000)           9,844,000
                                                         -------------        -------------
Provided from (used in) financing activities:
 Cash dividends paid                                       (11,985,000)         (11,409,000)
 Decrease of notes payable                                    (400,000)          (5,000,000)
 Increase of long-term debt                                 15,000,000                    -
 Reduction of long-term debt                                   (27,000)             (29,000)
 Increase (decrease) in minority interest                     (451,000)           1,905,000
 Purchase of treasury stock                                (30,066,000)         (27,916,000)
 Exercise of stock options                                     101,000                    -
 Redemption of preferred stock                                       -               (2,000)
                                                         -------------        -------------
     Net cash used in
       financing activities                                (27,828,000)         (42,451,000)
                                                         -------------        -------------
Effect of exchange rate changes on cash                        823,000          (13,851,000)
                                                         -------------        -------------
Net decrease in cash and cash equivalents                   (5,412,000)         (21,289,000)

Cash and cash equivalents at beginning of period            69,147,000          113,555,000
                                                         -------------        -------------
Cash and cash equivalents at end of period               $  63,735,000        $  92,266,000
                                                         =============        =============

                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the nine months ended May 31, 1998 are not necessarily indicative of the results expected for the year ended August 31, 1998.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $43,639,000 at May 31, 1998 and $61,679,000 at August 31, 1997. Investments with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the nine months ended May 31, 1998 is as follows:

                                                                            Foreign        Unearned
                                                                            Currency        Stock
                                Common          Other        Retained      Translation      Grant
                                 Stock         Capital       Earnings      Adjustment    Compensation
                                 -----         -------       --------      ----------    ------------

Balance-September 1, 1997     $38,343,000    $44,412,000   $361,591,000   $(6,573,000)   $(1,152,000)
Net income                                                   35,044,000
Dividends paid or accrued:
 Preferred                                                      (40,000)
 Common, $.335 per share                                    (12,010,000)
Foreign currency
 translation adjustment                                                    (2,669,000)
Exercise of stock options           4,000         97,000
Amortization of
 restricted stock                                                                            289,000
                              -----------    -----------   ------------   -----------    -----------
Balance-May 31, 1998          $38,347,000    $44,509,000   $384,585,000   $(9,242,000)   $ (863,000)
                              ===========    ===========   ============   ===========    ===========

(5) During the nine months ended May 31, 1998, the Company repurchased 1,332,664 shares of its common stock for $30,066,000. In early June 1998, the Company completed its repurchase program of 3 million shares. Upon completion of the original program, the Board of Directors of the Company approved the repurchase of an additional 1.5 million shares.
(6) On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. The cumulative effect of this change to September 1, 1997 was to decrease pretax income by $3,237,000 and net income by $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method. During the nine months ended May 31, 1998, pretax income was reduced $1,456,000 for third party fees related to the Company's redesign of its business processes in North America. In addition, $400,000 was expensed for amortization and staffing costs related to this project. All future costs for re-engineering will be expensed as incurred.
(7) The provision for income taxes for the nine months ended May 31, 1997 includes $900,000 or $.02 per share for foreign withholding taxes on dividends to be paid from affiliates outside the United States.
(8) Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". As provided for under this statement, the Company discloses both basic and diluted earnings per share for all periods presented. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. The following schedule is a reconciliation of the number of shares used in the basic and diluted earnings per share calculations:

                                       For the three months ended  For the nine months ended
                                       --------------------------  -------------------------
                                           May 31,      May 31,       May 31,      May 31,
                                            1998         1997          1998         1997
                                            ----         ----          ----         ----
Number of shares on which basic
earnings per share is calculated:
 Average outstanding during period       35,267,750    36,759,131   35,687,407   37,401,853

Add- Incremental shares under stock
compensation plans                           54,035        16,423       52,305        9,704
                                         ----------    ----------   ----------   ----------
Number of shares on which diluted
earnings per share is calculated         35,321,785    36,775,554   35,739,712   37,411,557
                                         ==========    ==========   ==========   ==========

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

    A comparison of net sales by classification for both the three month and nine month periods ending May 31, 1998 and 1997 is as follows:

                                                    (In Thousands)
                         Three Months Ended May 31,                Nine Months Ended May 31,
                         --------------------------                -------------------------
                                                Increase                                   Increase
                     1998          1997        (Decrease)        1998          1997       (Decrease)
                     ----          ----        ---------         ----          ----       ---------
Manufacturing     $ 169,524     $ 173,568      $  (4,044)     $ 500,883     $ 502,698     $  (1,815)
Merchant             48,171        46,055          2,116        140,916       133,984         6,932
Distribution         39,115        39,608           (493)       119,059       121,481        (2,422)
                  ---------     ---------      ---------      ---------     ---------     ---------
                  $ 256,810     $ 259,231      $  (2,421)     $ 760,858     $ 758,163     $   2,695
                  =========     =========      =========      =========     =========     =========


    Certain items previously reported have been reclassified to conform with the 1998 presentation.

    The translation effects from the stronger U.S. dollar decreased sales by $9 million in the quarter and $43 million for the nine month period.

    Total tonnage increased approximately 10% for the quarter and 8% for the nine month period. Tonnage for the quarter was up approximately 18% in Europe and flat in North America. European tonnage increased 14% during the nine month period and North American tonnage increased approximately 2%.

    Lower prices and product mix reduced sales by 7% for the quarter, offsetting a portion of the 10% tonnage improvement.

    Gross margins on sales for the quarter were 17.1% compared to 16.9% for the same quarter last year. Gross margins on sales for the nine months ended May 31, 1998 were 16.9% compared with 16.2% for the comparable nine month period last year. The increase in fiscal 1998 gross profit margins was derived from manufacturing. A key factor in this margin improvement was increasing the plant utilization rate from 90% in the 1997 third quarter to 97% in the current quarter. The improvement in manufacturing operations was partially offset by lower margins for merchant and distribution activities. A comparison of gross profit by classification for both the three month and nine month periods ending May 31, 1998 and 1997 is as follows:

                                                  (In Thousands)
                        Three Months Ended May 31,                 Nine Months Ended May 31,
                        --------------------------                 -------------------------
                                               Increase                                  Increase
                     1998          1997       (Decrease)        1998          1997      (Decrease)
                     ----          ----       ---------         ----          ----       ---------
Manufacturing     $  33,268     $  32,930     $     338      $  96,699     $  90,401     $   6,298
Merchant              5,767         5,917          (150)        17,217        17,012           205
Distribution          4,954         5,022           (68)        14,770        15,597          (827)
                  ---------     ---------     ---------      ---------     ---------     ---------
                  $  43,989     $  43,869     $     120      $ 128,686     $ 123,010     $   5,676
                  =========     =========     =========      =========     =========     =========

    Certain items previously reported have been reclassified to conform with the 1998 presentation.

    Selling, general and administrative expenses increased in 1998. During the nine months ended May 31, 1998, the Company incurred $1,865,000 of business process re-engineering costs related to the redesign of its business processes in North America. These charges were capitalized in 1997. In addition, higher compensation levels and additional costs were incurred in 1998 to support the increase in sales volume.

    Interest expense decreased in 1998 due to lower levels of borrowing.

    Foreign currency transaction gains were primarily due to changes in the value of currencies within the European Monetary System, as well as the U.S. dollar, Canadian dollar, Mexican peso and Indonesian rupiah.

    Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

    Other income was down because of lower interest income resulting from a decline in European temporary investments.

    The effective tax rates for the respective three month periods were 38.7% in 1998 and 40.2% in 1997. For the nine months ended May 31, the effective tax rates were 40.1% in 1998 and 41.2% in 1997. The effective tax rate is lower in the 1998 periods due to greater North American earnings which generally incur a lower tax rate than earnings generated in Europe. In addition, the overall effective tax rate for the three months ended May 31, 1998 was lower in our European operations. The nine months ended May 31, 1997 include a $900,000 provision for foreign withholding taxes on dividends. The 1998 periods include the effect of a new 15% surtax in France.

    The strengthening in the value of the U.S. dollar decreased net income by approximately $720,000 or $.02 per share for the quarter and $2,562,000 or $.07 per share for the nine month period.

    Earnings in Europe for the quarter and nine month period were down slightly from 1997 due to the adverse effects of translation. Total tonnage was up on solid gains in merchant activities. However, profit margins declined due to continuing competitive price pressures.

    North American profits before 1997 withholding taxes and the 1998 cumulative effect of accounting changes were up 10% for the quarter and 22% for the nine month period. Tonnage in manufacturing was up 7% for the quarter, but declines in merchant and distribution activities offset the gain. Profit margins were up for the quarter. Capacity utilization improved to 94% compared with 83% in the same quarter last year.

    The Company currently has a good level of orders in Europe, except for some recent softening in the order level at the United Kingdom facility. It is anticipated that competitive price pressures will continue in Europe.

    In North America, there has been some softening in the Company's automotive business. Combined with the recent strike at General Motors, a reduction in sales is anticipated which would have a negative impact on earnings.

Material Changes in Financial Condition
---------------------------------------

    As of May 31, 1998, the current ratio was 3.4:1 and working capital was $298 million.

    During the nine months ended May 31, 1998, the Company repurchased 1,332,664 shares of its common stock for $30,066,000. In early June 1998, the Company completed its repurchase program of 3 million shares. Upon completion of the original program, the Board of Directors of the Company approved the repurchase of an additional 1.5 million shares.

    The ratio of long-term liabilities to capital was 13.9% at May 31, 1998 and 10.1% at August 31, 1997. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. This ratio increased during the nine months ended May 31, 1998 due to increases in the outstanding debt under the revolving credit agreement of $15 million.

    The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The change of the U.S. dollar during the nine months ended May 31, 1998 decreased this account by $2,669,000.

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




Date  July 14, 1998                   A. Schulman, Inc.
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