Form 10-K
period 1998-08-31
SCHULMAN A INC
filed 1998-11-24
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-K


(Mark One)

         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended August 31, 1998 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ___________ to _____________.

         Commission File No. 0-7459

                        A. SCHULMAN, INC.
--------------------------------------------------------------------------------

         (Exact Name of Registrant as Specified in its Charter)

       Delaware                                          34-0514850
-------------------------------             ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   3550 West Market Street, Akron, Ohio                        44333
--------------------------------------------------       -----------------------
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

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 16, 1998: $517,123,577.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

33,112,505 Shares of Common Stock, $1.00 Par Value, at October 16, 1998.




  DOCUMENTS INCORPORATED BY REFERENCE


                                                   Part of Form 10-K
Document                                         in Which Incorporated
--------                                         ---------------------

Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement
Dated November 9, 1998                                III and IV

Portions of the Registrant's 1998
Annual Report to Stockholders                         I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 9, 1998 shall be deemed incorporated by reference herein.

                                     PART I
                                     ------

ITEM 1.    BUSINESS
-------    --------

         A. Schulman, Inc. (the "Company") was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.
         The Company operates in one industry segment which is the sale of plastic resins to customers who use the products as raw materials in their manufacturing operations. For informative purposes, the Company classifies its activities within its only industry segment as manufacturing, merchant or distribution. These activities are carried on in all markets and geographic areas in which the Company operates. The Company purchases plastic resins and other materials which either can be sold directly to customers or used by the Company in the manufacture of other products for sale to customers. Because of their interchangeable nature, inventories are not segregated as to manufacturing, merchant or distribution activities. All of the products which the Company sells are used for the same purpose--as raw material to be molded or extruded by the Company's customers. The Company has one sales force for all of its products and materials.
         The first classification, manufacturing, involves primarily the formulation and manufacture of proprietary plastic compounds engineered to fulfill the application requirements of the Company's customers. These compounds, also known as engineered products, are formulated in the Company's laboratories and are manufactured in the Company's thirteen plastics compounding plants in North America, Europe and Asia. The Company combines basic resins purchased from plastic resin producers with various additives in accordance with formulae and specifications developed in the Company's laboratories. Customers for the Company's proprietary plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. Proprietary compounds are produced by the Company generally on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company and public warehouses.
         The Company's proprietary plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment, and agriculture. For example, these compounds are used in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grills, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, capacitor housings and wire and cable insulation for power generation, distribution and control systems; in the office equipment industry for such products as cases and housings for computers, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings, protective film for plants and agricultural mulch.
         The Company manufactures various flame retardant engineered compounds, including Polyman(R), Polyflam(R) and Polyvin(R). These compounds are used in applications such as telephone system terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.
         Papermatch(R), one of the Company's newer product lines, is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch(R) is printable and resistant to tearing, moisture and chemicals.
         Schulamid(R), a nylon compound, can be unfilled, reinforced or impact-modified and is used in applications which require good impact strength and resistance to high temperatures and chemicals. Typical applications include under-the-hood automotive components and various building and consumer products.
         The Company manufactures Superohm(R), a specialized elastomer-based compound for use as insulation for high and medium voltage wire and cable which may be either flame retardant or resistant to high temperatures. The Company also manufactures Formion(R), a specialized compound which has good impact strength, is resistant to abrasion and has performance characteristics which do not decrease in low temperatures. This product is sold principally to the transportation industry for use in bumper blocks and protective rub strips.
         In addition, the Company manufactures Polytrope(R), a thermoplastic elastomer which has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry. Typical applications are valance panels, body side moldings, grills and bumper rub strips. Parts molded from Polytrope(R) weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.
         Polypur(R), a polyurethane-based compound manufactured by the Company, has good thermal stability, is easy to mold and can be finished with only one coat of paint. It presently is used for automotive exterior body components and trim parts such as body side moldings.
         The Company also manufactures Polyfort(R), a reinforced polypropylene compound for applications which require stiffness and resistance to heat distortion. Examples of such applications are coffee makers, binders for computer printouts, seatbacks and under-the-hood products for automobiles. Schulink(R), a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance.
         The Company's plastics compounding operations include the manufacture of Polybatch(R), an additive or color concentrate used for modifying various plastic resins. An additive concentrate provides various physical properties required by customers. These properties include slip, anti-slip, UV stabilizers, etc. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its proprietary concentrates using its formulae and purchased prime natural resins. These concentrates are sold to manufacturers of plastic products. The Company also manufactures Polyblak(R), a line of black concentrates. In addition, the Company performs tolling of plastic compounds and concentrates using resins and formulae supplied by customers.
         Concentrates provide specific color and/or other physical properties used in the manufacture of film for packaging, household goods, toys, automotive parts, mechanical goods and other plastic items. Black concentrates, which are resistant to weather and sunlight, are used by wire and cable manufacturers for insulation coating and in the production of plastic pipe, black film and other black plastic items.
         Tolling, which accounted for less than 5% of the Company's revenues from manufacturing in its latest fiscal year, involves the use of resins and formulae provided by customers. Tolling is done principally for major plastic resin producers. The Company is compensated on the basis of an agreed price per pound plus an additional charge for any additives and packaging supplied by the Company.
         In the second classification within its plastics industry segment, the Company acts as a merchant which buys prime and off-grade plastic resins and resells these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. Prime resins are purchased from these producers and usually are sold to small and medium-sized customers. In addition to prime resins, the Company also purchases supplies of resins resulting from overruns, changes in customers' specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply, generally in proportion to the total industry production of plastic resins.
         In the third classification within its plastics industry segment, the Company, through its European operations, acts as a distributor for several major resin producers which include BASF, Exxon Chemical, Elf ATOCHEM, Solvay, BP Chemicals and Vestolit GmbH.
         The Company acts as United States and Canadian distributor of Escorene(R) polypropylene resins and, in the United States, Escorene(R) roto molding resins, both manufactured by Exxon Chemical. The Company also is a distributor in the United States and Canada for Exxon Chemical of polyethylene used in injection molding, EMA and EVA. The Company also acts as a distributor of K-Resin(R) in the United States for Phillips Petroleum and of polypropylene in Canada for Epsilon Products Company.
         Supplemental information regarding net sales and gross profit of the Company's three classifications within its sole industry segment is set forth on page 30 of the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.
         The Company's operations outside the United States are an important part of its business. The Company's foreign subsidiaries manufacture additives, concentrates, flame retardants and other proprietary and custom plastic compounds, act as merchants of plastic resins, and distribute certain plastic resins for prime producers.
         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas and the amount of inter-geographic area sales for the last three years is set forth in Note 13 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.
         The Company's foreign subsidiaries are as follows:
         N.V. A. Schulman Plastics, S.A., a Belgian subsidiary located in Bornem, manufactures proprietary and custom concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and the Far East.
         A. Schulman International Services N.V., located in Bornem, Belgium, is a subsidiary of N.V. A. Schulman Plastics, S.A. and N.V. A. Schulman, S.A. This company provides financing and administrative services to the Company's other European subsidiaries.
         A. Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, manufactures proprietary and custom plastic concentrates which are sold primarily in the United Kingdom.
         A. Schulman GmbH, a German subsidiary located in Sindorf, manufactures proprietary and custom plastic compounds. In addition, a major portion of the sales volume of this subsidiary is derived from distribution and merchant activities. The merchant activities consist of the purchase and sale of prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 1998, this subsidiary purchased approximately 27% of the compounds manufactured in the Bornem, Belgium plant. Approximately 29% of the sales volume of A. Schulman GmbH during the same period was derived from its distribution activity of selling plastic resins and compounds of Vestolit GmbH, BP Chemical, Exxon Chemical, Hoechst and Solvay.
         A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures proprietary and custom plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for Exxon Chemical, Escorene polypropylene resin and polyethylene for injection molding. These products are sold primarily in Canada. Its principal sales office is located in Toronto.
         A. Schulman AG, a Swiss subsidiary located in Zurich, is engaged as a merchant of plastic resins and sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company.
         A. Schulman, S.A., a French subsidiary, has four sales offices in France and is a distributor in France for Elf Atochem and Appryl. A. Schulman, S.A. also acts as a merchant of plastic resins, and sells compounds manufactured by the Company's subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is also a Paris-based distributor of plastic materials. Both A. Schulman, S.A. and Diffusion Plastique are distributors in France for BASF and Solvay.
         A. Schulman Plastics, S.A., another French subsidiary, is located in Givet, France. This subsidiary produces plastic concentrates for the Company's European market.
         Through its Mexican subsidiary, A. Schulman de Mexico, S.A. de C.V., the Company manufactures concentrates for the packaging industry and compounds for the automotive, construction, appliance and consumer products markets.
         A. Schulman Polska Sp. z 0.0., located in Warsaw, Poland, is a wholly-owned subsidiary of A. Schulman GmbH. This Company acts as distributor and merchant of plastic resins and compounds in Poland.

         A. Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of N.V. A. Schulman, S.A. This subsidiary primarily sells manufactured products of N.V. A. Schulman Plastics, S.A. and acts as a merchant of plastic resins in Italy.
         The Company owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company's Bellevue, Ohio facility. The Company's partner provides technical and manufacturing expertise.
         The Company owns a 65% interest in PT. A. Schulman Plastics,
Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with one production line in Surabaya, Indonesia. The other partner is P.T. Prima Polycon Indah.
         As of August 31, 1998, the Company had approximately 1,022 employees in the United States and approximately 1,228 employees in its foreign operations. More than 90% of the Company's hourly production employees are represented by various unions under collective bargaining agreements.
         The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 250 technical personnel. The Company's plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.
         A large part of the Company's technical activities relates to the development of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company; however, the amounts spent during the last three fiscal years have not been material.
         Management believes that compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings or competitive position of the Company.
         During the year ended August 31, 1998, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than on a temporary basis.
         The raw materials required by the Company readily are available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company's proprietary plastic compounds are polypropylene,

PVC (polyvinyl chloride), polyethylene, polystyrene, ABS (acrylonitrile butadiene styrene) and polyurethane.
         The Company's business is highly competitive. In its manufacturing classification, the Company competes with producers of the basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. Although no industry statistics are available, the Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in the United States and Europe which is not also engaged in the petrochemical industry or as a basic producer of plastic resins. Certain of these competitors compete with the Company generally in each such competitor's own local market area, while other competitors compete with the Company on a global basis.
         The Company also competes with other merchants and distributors of plastic resins and other products. No accurate information is available to the Company as to the extent of its competitors' sales and earnings in these classifications, but management believes that the Company has only a small fraction of the total market.
         The principal methods of competition in plastics manufacturing and distribution are innovation, quality, service and price. In the Company's merchant classification, the principal methods of competition are service and price. The primary competitive advantages of the Company arise from its financial capabilities, its excellent supplier relationships and its ability to provide quality plastic compounds at competitive prices.
         The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company's products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. Although these trademarks and trade names contribute to profitability, the Company does not consider a material part of its business to be dependent on such trademarks and trade names. The Company also holds some patents in various parts of the world for certain of its products. The products covered by these patents do not constitute a material part of the Company's business.

ITEM 2.   PROPERTIES
-------   ----------


         The Company owns and operates eight plastics compounding plants in North America, four in Europe and one in Asia. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

                                                 Approximate  Approximate
                                                  Capacity    Floor Area
Location                                          (lbs.)(1)  (Square Feet)
--------------------------------------------------------------------------------
Akron, Ohio                                       73,000,000    164,000
Bellevue, Ohio                                    80,000,000(2) 160,000
Sharon Center, Ohio                               14,000,000    115,000
Orange, Texas                                     64,000,000    145,000
Orange, Texas--Texas
  Polymer Services, Inc.                         145,000,000    182,000
Nashville, Tennessee                              70,000,000    131,000
San Luis Potosi, Mexico                           40,000,000     78,000
Bornem, Belgium                                  136,000,000    371,000
Crumlin Gwent, South Wales                        70,000,000     99,000
Givet, France(3)                                  52,000,000     74,000
St. Thomas, Ontario, Canada                       74,000,000    111,000
Kerpen, Germany                                   90,000,000    325,000
Surabaya, Indonesia                                8,000,000     68,000
                                                 -----------

                                                 916,000,000
                                                 ===========

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

(3) Excludes a new manufacturing line being added to the facility in Givet. This line will have an annual capacity of approximately 60 million pounds. This project also will add approximately 22,000 square feet of plant space and 65,000 square feet of new warehouse space. This project is projected to cost $11 million and is scheduled to commence operations in fiscal year 1999.

         The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.
         Public warehouses are used wherever needed to store the Company's products conveniently for shipment to customers. The number of public warehouses in use varies from time to time, but a yearly average approximates 30.
         The Company owns its corporate headquarters which is located in Akron, Ohio and which contains approximately 48,000 square feet of usable floor space. The Company leases sales offices in various locations in the United States, Canada, Mexico, the United Kingdom, Europe and Asia.

ITEM 3.      PENDING LEGAL PROCEEDINGS
-------      -------------------------

         The Company is not a party to any material pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

         The age (as of October 16, 1998), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's

By-Laws provide that officers shall hold office until their successors are elected and qualified.
         Terry L. Haines: Age 52; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990.
         Robert A. Stefanko: Age 55; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; and Chief Financial Officer of the Company since 1979.
         Larry A. Kushkin: Age 58; Executive Vice President-- International Automotive Operations of the Company since 1989. Mr. Kushkin will be retiring effective August 31, 1999.
         Brian R. Colbow: Age 51; Treasurer of the Company since 1984.
         Alain C. Adam: Age 50; Vice President--Automotive Marketing from 1990 until November 1998. Commencing November 1998, Mr. Adam will serve as Vice President--International Automotive Operations.
         Leonard E. Emge: Age 68; Vice President--Manufacturing since 1993 and prior to that time General Plant Manager--North America since 1985.
         Gordon L. Trimmer: Age 54; Vice President--North American Sales and Marketing since April 1997 and prior to that time Managing Director of A. Schulman.

         John M. Myles: Age 55; Vice President--North American Purchasing since October 1997 and prior to that time General Manager-Operations of Laurel Industries since 1992.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
-------           -------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.
         Additional information in response to this Item is set forth on page 1 of the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA
-------           -----------------------

         Information in response to this Item is set forth on pages 30 and 31 of the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         Information in response to this Item is set forth on pages 28 and 29 of the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------

         (a)      Financial Statements
                  The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 15, 1998, appearing on pages 16 through 27 of the Company's 1998 Annual Report to Stockholders, are incorporated herein by reference.

         (b)      Supplementary Data
                  ------------------
                  Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-------           -----------------------------------------------------

         None.

               PART III
               --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------          -----------------------------------------------

         The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement dated
November 9, 1998, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 15 through 17 of this Form 10-K and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

         Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 9, 1998, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------          ---------------------------------------------------
                  MANAGEMENT
                  ----------

         Information in response to this Item is set forth under the caption "Security Ownership of Management" in the Company's proxy statement dated November 9, 1998, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

         Information in response to this Item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement dated November 9, 1998, previously filed with the Commission, which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------          ------------------------------------------------------
                  FORM 8-K
                  --------

         (a) The following documents are filed as part of this report:

                                                                          Page
                                                                          ----
                  (1)      Financial Statements:
                           ---------------------

                           Report of Independent Accountants              27*

                           Consolidated Statement of Income for
                           the three years ended August 31, 1998          16*

                           Consolidated Balance Sheet at August 31,
                           1998 and 1997                                  18*

                           Consolidated Statement of Cash Flows for
                           the three years ended August 31, 1998          20*

                           Consolidated Statement of Stockholders'
                           Equity for the three years ended
                           August 31, 1998                                17*

                           Notes to Consolidated Financial
                           Statements                                     21*
--------------------

         *Incorporated by reference from the indicated page of the Company's 1998 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1998 Annual Report to Stockholders is not deemed filed as part of this report.

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

         10(e)* Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan.

         10(f)* Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended August 31, 1995).

         10(g)* Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit
                           10.8 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(h)*            A. Schulman, Inc. Directors' Deferred Compensation
                           Plan

         10(i)*            Employment Agreement between the Company and Robert
                           A. Stefanko dated January 31, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(j)*            Employment Agreement between the Company and Terry L.
                           Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(k)*            Employment Agreement between the Company and Larry A.
                           Kushkin dated January 31, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(l)*            Employment Agreement between the Company and Leonard
                           E. Emge dated January 31, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(m)*            Employment Agreement between the Company and Brian R.
                           Colbow, effective as of May 14, 1997 (incorporated by reference to Exhibit 10(K) to the Company's Form 10-K for the fiscal year ended August 31, 1997).

         10(n)*            Employment Agreement between the Company and Alain C.
                           Adam dated January 31, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(o)*            Employment Agreement between the Company and Gordon
                           L. Trimmer dated May 14, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended August 31, 1997).

         10(p)*            Employment Agreement between the Company and John M.
                           Myles dated as of July 8, 1998.

         10(q)* Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for fiscal year ended August 31, 1991).

         10(r)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1985 (incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for fiscal year ended August 31, 1991).

         10(s)* Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(t*) Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(u)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1993 (incorporated by reference to Exhibit 10(n) to the Company's Form 10-K for fiscal year ended August 31, 1993).

         10(v)* Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko, Terry L. Haines and Larry A. Kushkin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(w) Credit Agreement between the Company, The Banks and Society National Bank, individually and as Agent, dated as of March 13, 1995 (incorporated by reference to Exhibit 10 of the Company's Form 10-Q for fiscal quarter ended February 28, 1995).

         10(x) First Amendment to Credit Agreement dated February 26, 1996, among the Company and Society National Bank, individually and as Agent, First National Bank of Ohio, Union Bank of Switzerland and The First National Bank of Chicago (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(y) Second Amendment to Credit Agreement dated as of August 14, 1997, among the Company, KeyBank National

                           Association, individually and as Agent, The First National Bank of Chicago, National City Bank, Northeast and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10(x) to the Company's Form 10-K for fiscal year ended August 31, 1997).

         11                Computation of Basic and Diluted Earnings Per Common
                           Share

         13                Company's 1998 Annual Report to Stockholders

         21                Subsidiaries of the Company

         23                Consent of Independent Accountants

         24                Powers of Attorney

         27**              Financial Data Schedule

         99                Notice of Annual Meeting and Proxy Statement Dated
                           November 9, 1998

         *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

    **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

         (b)      Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                A. SCHULMAN, INC.

                                                By: /s/Robert A. Stefanko
                                                    ----------------------------
                                                    Robert A. Stefanko
                                                    Chairman of the Board of
                                                    Directors and Executive Vice
                                                    President - Finance and
                                                    Administration

Dated:  November 24, 1998

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

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/Terry L. Haines                          Director and Principal                      November 24, 1998
------------------                          Executive Officer
Terry L. Haines

/s/Robert A. Stefanko                       Director, Principal                         November 24, 1998
---------------------                       Financial Officer and
Robert A. Stefanko                          Principal Accounting Officer


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


         *By:  /s/Robert A. Stefanko                                                    November 24, 1998
               ---------------------
                   Robert A. Stefanko
                   Attorney-in-Fact

         *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of A. Schulman, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 15, 1998, appearing on page 27 of the 1998 Annual Report to the Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Cleveland, Ohio
November 24, 1998

                                                                     SCHEDULE II

                               A. SCHULMAN, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at     Charged to       Net                                             Balance at
                                   beginning of    cost and        write        Translation                         close of
                                     period         expenses       offs         adjustment            Other          period
                                  -------------   -----------      -----        ------------          -----       ------------


Reserve for doubtful account
     Year ended August 31, 1998   $  5,304,000   $  1,806,000   $ (2,300,000)   $    (32,000)   $       --       $  4,778,000

     Year ended August 31, 1997      5,903,000      1,098,000     (1,357,000)       (340,000)           --       $  5,304,000

     Year ended August 31, 1996      4,859,000      2,490,000     (1,425,000)        (21,000)           --          5,903,000

Valuation allowance - deferred tax assets
     Year ended August 31, 1998      5,937,000           --             --             --              31,000       5,968,000

     Year ended August 31, 1997      3,155,000           --             --             --           2,782,000       5,937,000

     Year ended August 31, 1996      4,820,000           --             --             --          (1,665,000)      3,155,000

Note:
(1) Represents current year change in valuation allowance for foreign tax credit carryforward benefits which are not likely to be utilized.