Form 10-Q
period 1998-11-30
SCHULMAN A INC
filed 1999-01-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1998 or
                                    -----------------

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


     Number of common shares outstanding
as of December 31, 1998 - 32,179,005

                               A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                              For the three months ended
                                              --------------------------
                                           November 30,          November 30,
                                               1998                  1997
                                               ----                  ----
                                                      Unaudited
                                                      ---------

Net sales                                 $ 258,646,000         $ 264,208,000
Interest and other income                       651,000               930,000
                                          -------------         -------------
                                            259,297,000           265,138,000
                                          -------------         -------------
Costs and expenses:
  Cost of goods sold                        209,196,000           220,389,000
  Selling, general and
    administrative expenses                  27,025,000            23,057,000
  Interest expense                              830,000               301,000
  Foreign currency transaction
    losses                                      809,000                93,000
  Minority interest                             321,000               184,000
                                          -------------         -------------
                                            238,181,000           244,024,000
                                          -------------         -------------
Income before taxes and cumulative
  effect of accounting change                21,116,000            21,114,000
Provision for income taxes                    8,298,000             8,581,000
                                          -------------         -------------
Income before cumulative effect
  of accounting change                       12,818,000            12,533,000
Cumulative effect of accounting
  change (Note 6)                                     -            (2,007,000)
                                          -------------         -------------
Net income                                   12,818,000            10,526,000

Less: Preferred stock dividends                 (13,000)              (13,000)
                                          -------------         -------------
Net income applicable to
  common stock                            $  12,805,000         $  10,513,000
                                          =============         =============

Weighted average number of
   shares outstanding (Note 7):
     Basic                                   32,288,338            36,029,526
     Diluted                                 32,288,338            36,062,769

Basic and diluted earnings per
  common share (Note 7):
    Income before cumulative effect
      of accounting change                $         .40         $         .35
    Cumulative effect of accounting
      change                                          -                  (.06)
                                          -------------         -------------
  Net income                              $         .40         $         .29
                                          =============         =============

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                      November 30,         August 31,
     Assets                                               1998                1998
                                                      ------------        ------------
                                                                 Unaudited
                                                                 ---------
Current assets:
  Cash and cash equivalents (Note 3)                  $ 40,839,000        $ 60,766,000
  Accounts receivable, less allowance
    for doubtful accounts of $5,493,000 at
    November 30, 1998 and $4,778,000 at
    August 31, 1998                                    163,281,000         148,838,000
  Inventories, average cost or market,
    whichever is lower                                 185,278,000         165,661,000
  Prepaids, including tax effect of
    temporary differences                               17,390,000          20,220,000
                                                      ------------        ------------
       Total current assets                            406,788,000         395,485,000
                                                      ------------        ------------

Other assets:
  Cash surrender value of life insurance                   486,000             500,000
  Deferred charges, etc., including tax effect
    of temporary differences                            23,556,000          17,752,000
                                                      ------------        ------------
                                                        24,042,000          18,252,000
                                                      ------------        ------------

Property, plant and equipment, at cost:
  Land and improvements                                  9,421,000           9,253,000
  Buildings and leasehold improvements                  70,614,000          69,178,000
  Machinery and equipment                              209,099,000         202,199,000
  Furniture and fixtures                                22,919,000          22,422,000
  Construction in progress                              21,240,000          18,854,000
                                                      ------------        ------------
                                                       333,293,000         321,906,000
  Accumulated depreciation and investment grants
    of $331,000 at November 30, 1998 and
    $355,000 at August 31, 1998                        181,099,000         173,723,000
                                                      ------------        ------------
                                                       152,194,000         148,183,000
                                                      ------------        ------------

                                                      $583,024,000        $561,920,000
                                                      ============        ============

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                                                       November 30,           August 31,
Liabilities and Stockholders' Equity                                                      1998                   1998
                                                                                      -------------         -------------
                                                                                                  Unaudited
Current liabilities:
  Notes payable                                                                       $   3,500,000         $   4,000,000
  Accounts payable                                                                       71,250,000            58,640,000
  U.S. and foreign income taxes payable                                                  11,652,000             9,865,000
  Accrued payrolls, taxes and related benefits                                           19,104,000            18,073,000
  Other accrued liabilities                                                              20,222,000            16,607,000
                                                                                      -------------         -------------
       Total current liabilites                                                         125,728,000           107,185,000
                                                                                      -------------         -------------

Long-term debt                                                                           43,000,000            40,000,000

Other long-term liabilities                                                              37,190,000            35,704,000

Deferred income taxes                                                                     9,877,000             9,852,000

Minority interest                                                                         1,878,000             2,908,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100 par value,
    authorized, issued and outstanding - 10,689 shares at November 30,
    1998 and August 31, 1998                                                              1,069,000             1,069,000
  Special stock, 1,000,000 shares authorized,
    none outstanding                                                                              -                     -
  Common stock, $1 par value
    Authorized - 75,000,000 shares
    Issued - 38,347,367 shares at November 30, 1998
      and August 31, 1998                                                                38,347,000            38,347,000
  Other capital                                                                          45,778,000            45,778,000
  Cumulative foreign currency translation
    adjustment                                                                           (2,513,000)           (8,917,000)
  Retained earnings                                                                     404,821,000           395,746,000
  Treasury stock, at cost, 6,118,362 shares at
    November 30, 1998 and 5,068,862 shares at
    August 31, 1998 (Note 5)                                                           (120,318,000)         (103,758,000)
  Unearned stock grant compensation                                                      (1,833,000)           (1,994,000)
                                                                                      -------------         -------------
      Common stockholders' equity                                                       364,282,000           365,202,000
                                                                                      -------------         -------------
      Total stockholders' equity                                                        365,351,000           366,271,000
                                                                                      -------------         -------------

                                                                                      $ 583,024,000         $ 561,920,000
                                                                                      =============         =============

                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                                Three months ended
                                                                ------------------
                                                        November 30,         November 30,
                                                            1998                 1997
                                                            ----                 ----
                                                                    Unaudited
                                                                    ---------
Provided from (used in) operating activities:
  Net income                                            $ 12,818,000         $ 10,526,000
    Items not requiring the current use of cash:
    Cumulative effect of accounting change (Note 6)                -            2,007,000
    Depreciation                                           5,307,000            4,618,000
    Non-current deferred taxes                                98,000             (270,000)
    Foreign pension and other deferred compensation          720,000              643,000
    Postretirement benefit obligation                        309,000              304,000
  Changes in working capital:
    Accounts receivable                                  (10,752,000)         (13,165,000)
    Inventories                                          (16,741,000)          (5,546,000)
    Prepaids                                               3,137,000            1,428,000
    Accounts payable                                      11,067,000            8,473,000
    Income taxes                                           1,549,000            2,402,000
    Accrued payrolls and other accrued liabilities         3,994,000              780,000
  Changes in other assets and other
    long-term liabilities                                 (6,016,000)            (393,000)
                                                        ------------         ------------
      Net cash provided from
        operating activities                               5,490,000           11,807,000
                                                        ------------         ------------
Provided from (used in) investing activities:
  Expenditures for property, plant and equipment          (8,295,000)          (7,055,000)
  Disposals of property, plant and equipment                 264,000               88,000
  Purchases of short-term investments                              -           (8,328,000)
                                                        ------------         ------------
      Net cash used in
        investing activities                              (8,031,000)         (15,295,000)
                                                        ------------         ------------
Provided from (used in) financing activities:
  Cash dividends paid                                     (3,714,000)          (3,793,000)
  Increase (decrease) of notes payable                      (500,000)           6,700,000
  Increase of long-term debt                               3,000,000                    -
  Reduction of long-term debt                                      -           (7,009,000)
  Decrease in minority interest                           (1,029,000)            (866,000)
  Purchase of treasury stock                             (16,560,000)          (7,712,000)
                                                        ------------         ------------
      Net cash used in
        financing activities                             (18,803,000)         (12,680,000)
                                                        ------------         ------------
Effect of exchange rate changes on cash                    1,417,000            1,527,000
                                                        ------------         ------------
Net decrease in cash and cash equivalents                (19,927,000)         (14,641,000)

Cash and cash equivalents at beginning of period          60,766,000           69,147,000
                                                        ------------         ------------
Cash and cash equivalents at end of period              $ 40,839,000         $ 54,506,000
                                                        ============         ============

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results expected for the year ended August 31, 1999.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $29,793,000 at November 30, 1998 and $40,036,000 at August 31, 1998. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the three months ended November 30, 1998 is as follows:

                                                                   Foreign        Unearned
                                                                   Currency       Stock
                              Common       Other        Retained   Translation    Grant
                              Stock       Capital       Earnings   Adjustment     Compensation
                              -----       -------       --------   ----------     ------------

Balance-September 1, 1998  $38,347,000  $45,778,000  $395,746,000  $(8,917,000)   $(1,994,000)
Net income                                             12,818,000
Dividends paid or accrued:
  Preferred                                               (13,000)
  Common, $.115 per share                              (3,730,000)
Foreign currency
  translation adjustment                                             6,404,000
Amortization of
  restricted stock                                                                    161,000
                           -----------  -----------  ------------  -----------    -----------
Balance-November 30, 1998  $38,347,000  $45,778,000  $404,821,000  $(2,513,000)   $(1,833,000)
                           ===========  ===========  ============  ===========    ===========

(5) During the three months ended November 30, 1998, the Company repurchased 1,049,500 shares of its common stock for $16,560,000. Subject to market conditions, the Company intends to continue repurchasing its common stock in 1999.
(6) On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote-off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method for fiscal 1998.
(7) Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Any difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

     Net sales for the three months ended November 30, 1998 were $258.6 million, a decrease of 2.1% from sales of $264.2 million for the comparable period in 1997. A comparison of net sales by classification for the three months ended November 30, 1998 and 1997 is as follows:


                                         (In Thousands)
                                  Three Months Ended November 30,
                                  -------------------------------
                                                               Increase
                             1998              1997           (Decrease)
                             ----              ----           ----------
Manufacturing              $ 175,771        $ 172,846         $   2,925
Merchant                      47,516           49,392            (1,876)
Distribution                  35,359           41,970            (6,611)
                           ---------        ---------         ---------
                           $ 258,646        $ 264,208         $  (5,562)
                           =========        =========         =========

     Certain items previously reported have been reclassified to conform with the 1998 presentation.

     The translation effect of foreign currencies was not a significant factor for the quarter. Translation reduced sales by only $129,000.

     Worldwide tonnage was down 2.3% in 1998. Tonnage was up .6% in Europe and down 5.7% in North America.

     Gross margins on sales were 19.1% in 1998 compared with 16.6% in 1997. Margins increased in all classifications primarily due to lower resin prices. Overall margins also increased due to a greater percentage of manufacturing sales which have higher margins than merchant or distribution activities. A comparison of gross profit by classification for the three months ended November 30, 1998 and 1997 is as follows:

                                 (In Thousands)
                         Three Months Ended November 30,
                         -------------------------------
                                                   Increase
                       1998           1997        (Decrease)
                       ----           ----        ----------
Manufacturing        $37,589        $32,463        $ 5,126
Merchant               6,857          6,185            672
Distribution           5,004          5,171           (167)
                     -------        -------        -------
                     $49,450        $43,819        $ 5,631
                     =======        =======        =======

     Certain items previously reported have been reclassified to conform with the 1998 presentation.

     Selling, general and administrative expenses increased $4.0 million in 1998. Several factors caused this increase; including the expense from a major plastics trade show held every three years, costs arising from the implementation of new business systems, additional personnel for future growth and expansion into new areas of the world to better serve our customers.

     Interest expense increased $529,000 in 1998 due to higher levels of borrowing.

     Foreign currency transaction losses were primarily due to changes in the value of currencies in major areas where the Company operates; including the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah.

     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

     Other income was down because of lower interest income resulting from a decline in European temporary investments.

     The effective tax rate was 39.3% in 1998 and 40.6% in 1997. The 1998 tax rate was lower primarily because of greater North American earnings which generally incur a lower tax rate than earnings generated in Europe and a lower overall effective tax rate in Europe. The lower European effective tax rate includes a reduction in the French statutory rate from 41.6% to 40%.

     The translation effect of foreign currencies increased net income by only $95,000, or less than $.01 per share.

     On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote-off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and was accounted for as a cumulative effect of a change in accounting method for fiscal 1998.

     Earnings in Europe were down 1.5% in 1998 primarily due to higher expenses including a major plastics trade show held every three years and costs arising from the planned implementation of a new business system.

     North American profits were up 12%, primarily due to better margins.

     The Company experienced some softening in order levels near the end of November 1998. This softening continued into December. Although December is historically a period of reduced business activity, demand was softer than normal. In addition, it will be difficult to maintain margins at the levels of the first quarter. Although recently there has been an improvement in order inflows and the Company anticipates good business conditions in the months ahead, it will require a strong finish to assure good earnings for the second quarter of fiscal 1999.


Material Changes in Financial Condition
---------------------------------------

     As of November 30, 1998, the current ratio was 3.2:1 and working capital was $281 million.

     During the three months ended November 30, 1998, the Company repurchased 1,049,500 shares of its common stock for $16,560,000. Approximately 4.8 million shares remain under a 6 million share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company intends to continue repurchasing its common stock in 1999.

     The ratio of long-term liabilities to capital was 18.0% at November 30, 1998 and 17.1% at August 31, 1998. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. A primary factor contributing to the increase of this ratio was an additional $3 million borrowing under the revolving credit agreement.

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The weakening of the U.S. dollar during the three months ended November 30, 1998 increased this account by $6.4 million.

Year 2000
---------

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in other business activities.

     The Company has been redesigning its North American business processes. Hardware and software purchased and installed in connection with this project will provide both Year 2000 readiness and significant additional functionality. Installation is scheduled to be completed during 1999.

     New software is also being installed at the Company's facilities in Germany, France and the United Kingdom. This software, already being utilized at the Company's Belgium operations, has been upgraded for the Year 2000 requirements. In addition, this software will provide the Company significant other benefits, including the adoption of business practices to the Euro. Installation of this software is scheduled to be completed during 1999.

     Information system maintenance or modification costs are expensed as incurred, while the cost of new software and equipment is capitalized and amortized over the assets' useful lives. The Year 2000 cost of the software being installed cannot be specifically identified. Other costs of achieving Year 2000 compliance are not expected to be material to operations or financial position.

     The Company could potentially experience disruptions to some aspects of its operations as a result of noncompliant systems utilized by unrelated third party governmental and business entities. The Company is communicating with its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. The Company has not received sufficient responses to its inquiries to form an accurate assessment of the Year 2000 readiness of its suppliers.

     At the present time, the Company has not yet established a formal contingency plan. The Company has commenced contingency planning and expects to formalize a plan during 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the Company.


Cautionary Statements
---------------------

     Statements in this report which are not historical facts are forward looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These "forward-looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to, the following:

     -   Worldwide and regional economic, business and political conditions
     - Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah
     -   Fluctuations in prices of plastic resins and other raw materials
     -   Changes in customer demand and requirements

Part II - Other Information
---------------------------


     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Company's annual meeting of stockholders was held on December 10, 1998.

(b) The following Directors were elected at such annual meeting, each for a three-year term expiring in 2001:

         Terry L. Haines
         Dr. Paul Craig Roberts
         James A. Karman

     Continuing Class I Directors serving until the 1999 annual meeting of stockholders:

         Alan L. Ockene
         Robert G. Wallace
         Willard R. Holland

     Continuing Class II Directors serving until the 2000 annual meeting of stockholders:

         Robert A. Stefanko
         Ren, C. Rombouts
         Dr. Peggy Gordon Elliott
         James S. Marlen

(c)  The following matters were voted on at the annual meeting of stockholders:

     (1)  Election of Class III Directors:

     Director Name             Votes For         Abstensions
     -------------             ---------         -----------

     Terry L. Haines           26,479,936        2,265,651
     Dr. Paul Craig Roberts    27,951,323          794,264
     James A. Karman           28,039,125          706,462

(2) Ratification of selection of independent accountants for the fiscal year ending August 31, 1999:

                                                        Broker
     Votes For      Votes Against     Abstentions       Non-Votes
     ---------      -------------     -----------       ---------

     28,650,371         73,027           22,189           -0-

(3)  Stockholder proposal to declassify the Board of Directors:

                                                        Broker
     Votes For      Votes Against     Abstentions       Non-Votes
     ---------      -------------     -----------       ---------

     13,916,017     11,231,966          147,549         3,450,055

(4) Stockholder proposal to urge that the Board of Directors arrange for the prompt sale of the Company:

                                                        Broker
     Votes For      Votes Against     Abstentions       Non-Votes
     ---------      -------------     -----------       ---------

     2,544,778      22,373,904         376,850          3,450,055


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     Exhibit
     Number         Exhibit
     ------         -------

     27*          Financial Data Schedule

     * Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


(b)  Reports on Form 8-K
     -------------------

     No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date January 14, 1999                     A. Schulman, Inc.
     ---------------                ------------------------------------------
                                             (Registrant)




                                    /s/ R. A. Stefanko
                                    ------------------------------------------
                                    R. A. Stefanko, Executive Vice President-
                                    Finance & Administration

                                    (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)