Form 10-Q
period 1999-02-28
SCHULMAN A INC
filed 1999-04-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 1999 or
                                    -----------------

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


     Number of common shares outstanding
as of March 31, 1999 - 31,362,505


                                                         A. SCHULMAN, INC.

                                         STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)


                                                            For the three months ended                 For the six months ended
                                                       ----------------------------------        ----------------------------------
                                                          February             February             February            February
                                                             28,                  28,                  28,                 28,
                                                            1999                1998                  1999                1998
                                                       -------------        -------------        -------------        -------------
                                                                     Unaudited                               Unaudited
                                                                     ---------                               ---------
Net sales                                              $ 235,198,000        $ 239,840,000        $ 493,844,000        $ 504,048,000
Interest and other income                                  1,111,000              673,000            1,762,000            1,603,000
                                                       -------------        -------------        -------------        -------------
                                                         236,309,000          240,513,000          495,606,000          505,651,000
                                                       -------------        -------------        -------------        -------------
Costs and expenses:
 Cost of goods sold                                      195,706,000          198,962,000          404,902,000          419,351,000
 Selling, general and
    administrative expenses                               25,205,000           22,642,000           52,230,000           45,699,000
 Interest expense                                            793,000              382,000            1,623,000              683,000
 Foreign currency transaction
    (gains) losses                                           (87,000)            (449,000)             722,000             (356,000)
 Minority interest                                           382,000              367,000              703,000              551,000
                                                       -------------        -------------        -------------        -------------
                                                         221,999,000          221,904,000          460,180,000          465,928,000
                                                       -------------        -------------        -------------        -------------
Income before taxes and cumulative
 effect of accounting change                              14,310,000           18,609,000           35,426,000           39,723,000
Provision for income taxes                                 5,670,000            7,624,000           13,968,000           16,204,000
                                                       -------------        -------------        -------------        -------------
Income before cumulative effect
 of accounting change                                      8,640,000           10,985,000           21,458,000           23,519,000
Cumulative effect of accounting
 change (Note 6)                                                --                   --                   --             (2,007,000)
                                                       -------------        -------------        -------------        -------------
Net income                                                 8,640,000           10,985,000           21,458,000           21,512,000

Less: Preferred stock dividends                              (13,000)             (13,000)             (27,000)             (27,000)
                                                       -------------        -------------        -------------        -------------
Net income applicable to
 common stock                                          $   8,627,000        $  10,972,000        $  21,431,000        $  21,485,000
                                                       =============        =============        =============        =============

Weighted average number of
 shares outstanding (Note 7):
     Basic                                                31,981,838           35,764,943           32,135,088           35,897,235
     Diluted                                              32,005,575           35,834,581           32,146,957           35,948,676

Basic and diluted earnings per
 common share (Note 7):
     Income before cumulative effect
         of accounting change                          $         .27        $         .31        $         .67        $         .66
     Cumulative effect of accounting
         change                                                 --                   --                   --                   (.06)
                                                       -------------        -------------        -------------        -------------
     Net income                                        $         .27        $         .31        $         .67        $         .60
                                                       =============        =============        =============        =============





                                                         A. SCHULMAN, INC.
                                            CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                                    February 28,               August 31,
            Assets                                                     1999                        1998
                                                                    -----------                ----------
                                                                                  Unaudited
                                                                                  ---------
Current assets:
   Cash and cash equivalents (Note 3)                               $ 48,175,000              $ 60,766,000
   Accounts receivable, less allowance
      for doubtful accounts of $4,554,000 at
      February 28, 1999 and $4,778,000 at
      August 31, 1998                                                173,646,000               148,838,000
   Inventories, average cost or market,
      whichever is lower                                             172,656,000               165,661,000
   Prepaids, including tax effect of
      temporary differences                                           16,015,000                20,220,000
                                                                    ------------              ------------
            Total current assets                                     410,492,000               395,485,000
                                                                    ------------              ------------

Other assets:
   Cash surrender value of life insurance                                494,000                   500,000
   Deferred charges, etc., including tax effect
      of temporary differences                                        23,012,000                17,752,000
                                                                    ------------              ------------
                                                                      23,506,000                18,252,000
                                                                    ------------              ------------

Property, plant and equipment, at cost:
   Land and improvements                                               9,224,000                 9,253,000
   Buildings and leasehold improvements                               71,478,000                69,178,000
   Machinery and equipment                                           211,522,000               202,199,000
   Furniture and fixtures                                             22,814,000                22,422,000
   Construction in progress                                           19,655,000                18,854,000
                                                                    ------------              ------------
                                                                     334,693,000               321,906,000
   Accumulated depreciation and investment grants
      of $287,000 at February 28, 1999 and
      $355,000 at August 31, 1998                                    182,151,000               173,723,000
                                                                    ------------              ------------
                                                                     152,542,000               148,183,000
                                                                    ------------              ------------

                                                                    $586,540,000              $561,920,000
                                                                    ============              ============


                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)



                                                          February 28,        August 31,
    Liabilities and Stockholders' Equity                       1999              1998
                                                          ------------        ----------
                                                                     Unaudited
                                                                     ---------
Current liabilities:
    Notes payable                                         $   4,900,000    $   4,000,000
    Accounts payable                                         67,347,000       58,640,000
    U.S. and foreign income taxes payable                    12,964,000        9,865,000
    Accrued payrolls, taxes and related benefits             18,579,000       18,073,000
    Other accrued liabilities                                19,768,000       16,607,000
                                                          -------------    -------------
             Total current liabilities                      123,558,000      107,185,000
                                                          -------------    -------------

Long-term debt                                               60,000,000       40,000,000

Other long-term liabilities                                  36,975,000       35,704,000

Deferred income taxes                                         9,577,000        9,852,000

Minority interest                                             2,260,000        2,908,000

Stockholders' equity (Note 4):
    Preferred stock, 5% cumulative, $100
        par value, authorized, issued and
        outstanding - 10,689 shares at February 28,
        1999 and August 31, 1998                              1,069,000        1,069,000
    Special stock, 1,000,000 shares authorized,
        none outstanding                                            -                -
    Common stock, $1 par value
        Authorized - 75,000,000 shares
        Issued - 38,347,367 shares at February 28, 1999
           and August 31, 1998                               38,347,000       38,347,000
    Other capital                                            45,778,000       45,778,000
    Cumulative foreign currency translation
        adjustment                                          (11,030,000)      (8,917,000)
    Retained earnings                                       409,421,000      395,746,000
    Treasury stock, at cost, 6,527,862 shares at
        February 28, 1999 and 5,068,862 shares at
        August 31, 1998 (Note 5)                           (127,742,000)    (103,758,000)
    Unearned stock grant compensation                        (1,673,000)      (1,994,000)
                                                          -------------    -------------
             Common stockholders' equity                    353,101,000      365,202,000
                                                          -------------    -------------
             Total stockholders' equity                     354,170,000      366,271,000
                                                          -------------    -------------

                                                          $ 586,540,000    $ 561,920,000
                                                          =============    =============

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)


                                                                Six months ended
                                                                ----------------
                                                          February 28,     February 28,
                                                              1999            1998
                                                              ----            ----
                                                                   Unaudited
                                                                   ---------
Provided from (used in) operating activities:
    Net income                                            $ 21,458,000    $ 21,512,000
    Items not requiring the current use of cash:
        Cumulative effect of accounting change (Note 6)           -          2,007,000
        Depreciation                                        10,643,000       9,380,000
        Non-current deferred taxes                             228,000         (92,000)
        Foreign pension and other deferred compensation      1,432,000       1,296,000
        Postretirement benefit obligation                      532,000         608,000
    Changes in working capital:
        Accounts receivable                                (28,037,000)    (14,110,000)
        Inventories                                         (7,750,000)    (19,611,000)
        Prepaids                                             4,302,000         194,000
        Accounts payable                                    11,048,000       8,905,000
        Income taxes                                         3,249,000      (3,313,000)
        Accrued payrolls and other accrued liabilities       4,007,000       1,469,000
    Changes in other assets and other
        long-term liabilities                               (6,300,000)       (948,000)
                                                          ------------    ------------
           Net cash provided from
               operating activities                         14,812,000       7,297,000
                                                          ------------    ------------
Provided from (used in) investing activities:
    Expenditures for property, plant and equipment         (16,072,000)    (13,759,000)
    Disposals of property, plant and equipment                 318,000         580,000
    Purchases of short-term investments                           -         (8,187,000)
    Proceeds from sales of short-term investments                 -         10,993,000
                                                          ------------    ------------
           Net cash used in
               investing activities                        (15,754,000)    (10,373,000)
                                                          ------------    ------------
Provided from (used in) financing activities:
    Cash dividends paid                                     (7,722,000)     (7,906,000)
    Increase of notes payable                                  900,000       3,400,000
    Increase of long-term debt                              20,000,000      18,000,000
    Reduction of long-term debt                                   -            (27,000)
    Decrease in minority interest                             (648,000)       (499,000)
    Purchase of treasury stock                             (23,984,000)    (11,814,000)
    Exercise of stock options                                     -             59,000
                                                          ------------    ------------
           Net cash provided from (used in)
               financing activities                        (11,454,000)      1,213,000
                                                          ------------    ------------
Effect of exchange rate changes on cash                       (195,000)       (142,000)
                                                          ------------    ------------
Net decrease in cash and cash equivalents                  (12,591,000)     (2,005,000)

Cash and cash equivalents at beginning of period            60,766,000      69,147,000
                                                          ------------    ------------
Cash and cash equivalents at end of period                $ 48,175,000    $ 67,142,000
                                                          ============    ============


                                A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the six months ended February 28, 1999 are not necessarily indicative of the results expected for the year ended August 31, 1999.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $38,778,000 at February 28, 1999 and $40,036,000 at August 31, 1998. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the six months ended February 28, 1999 is as follows:



                                                                                        Foreign       Unearned
                                                                                        Currency       Stock
                                    Common                Other          Retained      Translation     Grant
                                     Stock               Capital         Earnings       Adjustment  Compensation
                                     -----               -------         --------       ----------  ------------

Balance-September 1, 1998         $38,347,000          $45,778,000      $395,746,000  $ (8,917,000) $(1,994,000)
Net income                                                                21,458,000
Dividends paid or accrued:
    Preferred                                                                (27,000)
    Common, $.24 per share                                                (7,756,000)
Foreign currency
    translation adjustment                                                              (2,113,000)
Amortization of
    restricted stock                                                                                    321,000
                                  -----------          -----------      ------------  ------------  -----------
Balance-February 28, 1999         $38,347,000          $45,778,000      $409,421,000  $(11,030,000) $(1,673,000)
                                  ===========          ===========      ============  ============  ===========



(5) During the six months ended February 28, 1999, the Company repurchased 1,459,000 shares of its common stock for $23,984,000. Subject to market conditions, the Company intends to continue repurchasing its common stock in 1999.
(6) On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote-off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method for fiscal 1998.
(7) Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Any difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations
-----------------------------------------

         A comparison of net sales by classification for both the three month and six month periods ending February 28, 1999 and 1998 is as follows:

                                       (In Thousands)
                 Three Months Ended February 28,  Six Months Ended February 28,
                 -------------------------------  -----------------------------
                                     Increase                          Increase
                  1999      1998    (Decrease)    1999      1998      (Decrease)
                  ----      ----    ----------    ----      ----      ----------
Manufacturing   $162,140  $158,513   $ 3,627    $337,911  $331,359    $  6,552
Merchant          38,950    43,353    (4,403)     86,466    92,745      (6,279)
Distribution      34,108    37,974    (3,866)     69,467    79,944     (10,477)
                --------  --------   -------    --------  --------    --------
                $235,198  $239,840   $(4,642)   $493,844  $504,048    $(10,204)
                ========  ========   =======    ========  ========    ========

         The primary reason for the decline in sales was the extremely low level of pricing in the worldwide plastics market.

         The translation effect of foreign currencies was not a significant factor in 1999. It increased sales by $5.8 million for the quarter and $5.7 million for the six month period.

         Total tonnage was up 2.5% for the quarter, but flat for the six month period. Although manufacturing tonnage was flat for the quarter, merchant tonnage grew 11.7% with increases in both Europe and North America.

         Gross margins on sales for the quarter were 16.8% compared to 17% for the same quarter last year. Gross margins on sales for the six months ended February 28, 1999 were 18% compared with 16.8% for the comparable six month period last year. An important factor for the increase in gross margins was lower resin prices. A major reason for the decline in the gross profit percentage during the current quarter compared to the same quarter last year was a decline in the plant utilization rate from 86% in 1998 to 82% in 1999. Utilization was off in both Europe and North America due to higher capacities and softer than anticipated business conditions. A comparison of gross profit by classification for both the three month and six month periods ending February 28, 1999 and 1998 is as follows:

                                      (In Thousands)
                Three Months Ended February 28,  Six Months Ended February 28,
                -------------------------------  -----------------------------
                                     Increase                      Increase
                  1999      1998    (Decrease)    1999      1998  (Decrease)
                  ----      ----    ----------    ----      ----  ----------
Manufacturing   $30,375   $30,968   $  (593)   $ 67,964  $ 63,431   $4,533
Merchant          4,210     5,265    (1,055)     11,067    11,450     (383)
Distribution      4,907     4,645       262       9,911     9,816       95
                -------   -------   -------    --------  --------   ------
                $39,492   $40,878   $(1,386)   $ 88,942  $ 84,697   $4,245
                =======   =======   =======    ========  ========   ======

         Selling, general and administrative expenses increased in 1999. These increases were the result of including the first quarter expense from a major plastics trade show held every three years, additional personnel for future growth and expansion into new areas of the world to better serve our customers and costs arising from the implementation of new business systems.
         Interest expense increased in 1999 due to higher levels of borrowing. Foreign currency transaction gains and losses were primarily due to changes in the value of currencies in major areas where the Company operates; including the U.S.

dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah.
         Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
         Other income is higher in 1999 due to a settlement arising from the termination of a supplier arrangement in Europe.
         The effective tax rates for the respective three month periods were 39.6% in 1999 and 41% in 1998. For the six months ended February 28, the effective tax rates were 39.4% in 1999 and 40.8% in 1998. The 1999 tax rates were lower primarily due to a lower overall effective tax rate in Europe. The lower European effective tax rate includes a reduction in the French statutory rate from 41.6% to 40%.
         The translation effect of foreign currencies increased net income by approximately $192,000 or $.01 per share for the quarter and $287,000 or $.01 per share for the six month period.
         On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote-off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and was accounted for as a cumulative effect of a change in accounting method for fiscal 1998.
         Net income for the quarter was down due to a $4.6 million reduction in sales, slightly lower margins and higher operating expenses including interest.
         Profits for the quarter were off in Europe and North America. Although December is historically a period of reduced business activity, demand in December 1998 was softer than normal. The extent of the recovery in the subsequent months was not enough to overcome this difficult December. Business in Europe was soft. European profits were off $1,800,000 or 21% due to the extremely low level of pricing in the worldwide plastics market and higher expenses.
         Quarterly profits in North America were down approximately $600,000 primarily because of lower sales and increased expenses including personnel, interest and costs arising from the implementation of new business processes.
         The Company has recently seen an improvement in both North American and European order levels as well as some firming in the prices of certain plastic resins. Nevertheless, low levels of pricing, higher costs and weakness in Europe will hamper improvement in profits for fiscal 1999.


Material Changes in Financial Condition
---------------------------------------

         As of February 28, 1999, the current ratio was 3.3:1 and working capital was $287 million.
         During the six months ended February 28, 1999, the Company repurchased 1,459,000 shares of its common stock for $23,984,000. An additional 497,000 shares have been purchased since February 28, 1999. Approximately 3.9 million shares remain under a 6 million share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company intends to continue repurchasing its common stock in 1999.
         The ratio of long-term liabilities to capital was 21.5% at February 28, 1999 and 17.1% at August 31, 1998. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. A primary factor contributing to the increase of this ratio was an additional $20 million borrowing under the revolving credit agreement.
         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar during the six months ended February 28, 1999 decreased this account by $2.1 million.


Year 2000
---------

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in other business activities.
         The Company has been redesigning its North American business processes. Hardware and software purchased and installed in connection with this project will provide both Year 2000 readiness and significant additional functionality. Installation is scheduled to be completed during 1999.
         New software is also being installed at the Company's facilities in Germany, France and the United Kingdom. This software, already being utilized at the Company's Belgium operations, has been upgraded for the Year 2000 requirements. In addition, this software will provide the Company significant other benefits, including the adoption of business practices to the Euro. Installation of this software is scheduled to be completed during 1999.
         Information system maintenance or modification costs are expensed as incurred, while the cost of new software and equipment is capitalized and amortized over the assets' useful lives. The Year 2000 cost of the software being installed cannot be specifically identified. Other costs of achieving Year 2000 compliance are not expected to be material to operations or financial position.
         The Company could potentially experience disruptions to some aspects of its operations as a result of noncompliant systems utilized by unrelated third party governmental and business entities. The Company is communicating with its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Currently, most of the Company's suppliers have acknowledged Year 2000 compliance, however, not all are yet compliant.
         At the present time, the Company has not yet established a formal contingency plan. The Company has commenced contingency planning and expects to formalize a plan during 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the Company.


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




Date  April 14, 1999                    A. Schulman, Inc.
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