Form 10-Q
period 1999-05-31
SCHULMAN A INC
filed 1999-07-15
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 1999 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from             to
                                                -------------   --------------

Commission file number:   0-7459
                          ------

              A. Schulman, Inc. and its Consolidated Subsidiaries
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                       34-0514850
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

3550 West Market Street,             Akron, Ohio              44333
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

         Number of common shares outstanding
as of June 30, 1999 - 31,131,505

                               A. SCHULMAN, INC.
                STATEMENT OF CONSOLIDATED INCOME (Notes 1 and 2)

                                           For the three months ended               For the nine months ended
                                        ---------------------------------       ---------------------------------
                                           May 31,             May 31,             May 31,            May 31,
                                            1999                1998                1999                1998
                                        -------------       -------------       -------------       -------------
                                                    Unaudited                               Unaudited
                                                    ---------                               ---------

Net Sales (Note 8)                      $ 250,450,000       $ 256,810,000       $ 744,294,000       $ 760,858,000
Interest and other income                     501,000             821,000           2,263,000           2,424,000
                                        -------------       -------------       -------------       -------------
                                          250,951,000         257,631,000         746,557,000         763,282,000
                                        -------------       -------------       -------------       -------------
Costs and expenses:
  Cost of goods sold                      205,186,000         212,821,000         610,088,000         632,172,000
  Selling, general and
    administrative expenses                26,127,000          22,829,000          78,357,000          68,528,000
  Interest expense                            915,000             624,000           2,538,000           1,307,000
  Foreign currency transaction
    (gains) losses                           (109,000)           (777,000)            613,000          (1,133,000)
  Minority interest                           557,000              48,000           1,260,000             599,000
                                        -------------       -------------       -------------       -------------
                                          232,676,000         235,545,000         692,856,000         701,473,000
                                        -------------       -------------       -------------       -------------
Income before taxes and cumulative
 effect of accounting change               18,275,000          22,086,000          53,701,000          61,809,000
Provision for income taxes                  6,978,000           8,554,000          20,946,000          24,758,000
                                        -------------       -------------       -------------       -------------
Income before cumulative effect
 of accounting change                      11,297,000          13,532,000          32,755,000          37,051,000
Cumulative effect of accounting
 change (Note 6)                                 --                  --                  --            (2,007,000)
                                        -------------       -------------       -------------       -------------
Net income                                 11,297,000          13,532,000          32,755,000          35,044,000

Less: Preferred stock dividends               (13,000)            (13,000)            (40,000)            (40,000)
                                        -------------       -------------       -------------       -------------
Net income applicable to
 common stock                           $  11,284,000       $  13,519,000       $  32,715,000       $  35,004,000
                                        =============       =============       =============       =============

Weighted average number of
 shares outstanding (Note 7):
  Basic                                    31,285,838          35,267,750          31,852,005          35,687,407
  Diluted                                  31,285,838          35,321,785          31,859,917          35,739,712

Basic and diluted earnings per
 common share (Note 7):
  Income before cumulative effect
   of accounting change                 $         .36       $         .38       $        1.03       $        1.04
  Cumulative effect of accounting
   change                                        --                  --                  --                  (.06)
                                        -------------       -------------       -------------       -------------
  Net income                            $         .36       $         .38       $        1.03       $         .98
                                        =============       =============       =============       =============

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                          May 31,        August 31,
       Assets                                              1999             1998
                                                       ------------      ------------
                                                                  Unaudited
                                                                  ---------
Current Assets:
     Cash and cash equivalents (Note 3)                $ 54,363,000      $ 60,766,000
     Accounts receivable, less allowance
       for doubtful accounts of $4,788,000 at
       May 31, 1999 and $4,778,000 at
       August 31, 1998                                  169,052,000       148,838,000
     Inventories, average cost or market,
       whichever is lower                               167,803,000       165,661,000
     Prepaids, including tax effect of
       temporary differences                             17,363,000        20,220,000
                                                       ------------      ------------
          Total current assets                          408,581,000       395,485,000
                                                       ------------      ------------

Other assets:
     Cash surrender value of life insurance                 485,000           500,000
     Deferred charges, etc., including tax effect
       of temporary differences                          21,336,000        17,752,000
                                                       ------------      ------------
                                                         21,821,000        18,252,000
                                                       ------------      ------------

Property, plant and equipment, at cost:
     Land and improvements                                8,945,000         9,253,000
     Buildings and leasehold improvements                70,633,000        69,178,000
     Machinery and equipment                            210,739,000       202,199,000
     Furniture and fixtures                              22,728,000        22,422,000
     Construction in progress                            27,109,000        18,854,000
                                                       ------------      ------------
                                                        340,154,000       321,906,000
Accumulated depreciation and investment grants
     of $244,000 at May 31, 1999 and
     $355,000 at August 31, 1998                        182,711,000       173,723,000
                                                       ------------      ------------
                                                        157,443,000       148,183,000
                                                       ------------      ------------
                                                       $587,845,000      $561,920,000
                                                       ============      ============

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                                     May 31,         August 31,
  Liabilities and Stockholders' Equity                1999              1998
                                                 --------------     ------------
                                                            Unaudited
                                                            ---------
Current liabilities:
  Notes payable ..............................   $  14,935,000    $   4,000,000
  Accounts payable ...........................      71,684,000       58,640,000
  U.S. and foreign income taxes payable ......       8,207,000        9,865,000
  Accrued payrolls, taxes and related
    benefits .................................      20,507,000       18,073,000
  Other accrued liabilities ..................      18,045,000       16,607,000
                                                 -------------    -------------
    Total current liabilities ................     133,378,000      107,185,000
                                                 -------------    -------------

Long-term debt ...............................      62,000,000       40,000,000

Other long-term liabilities ..................      36,692,000       35,704,000

Deferred income taxes ........................       9,285,000        9,852,000

Minority interest ............................       2,817,000        2,908,000

Stockholders' equity (Note 4):
  Preferred stock, 5% cumulative, $100
    par value, authorized, issued and
    outstanding - 10,689 shares at May 31,
    1999 and August 31, 1998 .................       1,069,000        1,069,000
  Special stock, 1,000,000 shares authorized,
    none outstanding .........................            --               --
Common stock, $1 par value
  Authorized - 75,000,000 shares
  Issued - 38,347,367 shares at May 31, 1999
    and August 31, 1998 ......................      38,347,000       38,347,000
Other capital ................................      45,778,000       45,778,000
Cumulative foreign currency translation
  adjustment .................................     (20,182,000)      (8,917,000)
Retained earnings ............................     416,771,000      395,746,000
Treasury stock, at cost, 7,152,862 shares at
  May 31, 1999 and 5,068,862 shares at
  August 31, 1998 (Note 5) ...................    (136,596,000)    (103,758,000)
Unearned stock grant compensation ............      (1,514,000)      (1,994,000)
    Common stockholders' equity ..............     342,604,000      365,202,000
                                                 -------------    -------------

    Total stockholders' equity ...............     343,673,000      366,271,000
                                                 -------------    -------------

                                                 $ 587,845,000    $ 561,920,000
                                                 =============    =============

                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                                           Nine months ended
                                                           -----------------
                                                         May 31,         May 31,
                                                          1999            1998
                                                          ----            ----
                                                                Unaudited
                                                                ---------
Provided from (used in) operating activities:
  Net income ......................................   $ 32,755,000    $ 35,044,000
  Items not requiring the current use of cash:
    Cumulative effect of accounting change (Note 6)           --         2,007,000
    Depreciation ..................................     15,988,000      14,098,000
    Non-current deferred taxes ....................        378,000        (128,000)
    Foreign pension and other deferred compensation      2,103,000       1,919,000
    Postretirement benefit obligation .............        890,000         912,000
  Changes in working capital:
    Accounts receivable ...........................    (29,654,000)    (15,957,000)
    Inventories ...................................     (7,018,000)    (15,701,000)
    Prepaids ......................................      2,615,000       1,048,000
    Accounts payable ..............................     20,012,000      13,231,000
    Income taxes ..................................     (1,478,000)     (2,638,000)
    Accrued payrolls and other accrued liabilities       5,353,000       6,942,000
  Changes in other assets and other
    long-term liabilities .........................     (5,581,000)       (971,000)
                                                      ------------    ------------
      Net cash provided from
        operating activities ......................     36,363,000      39,806,000
                                                      ------------    ------------
Provided from (used in) investing activities:
  Expenditures for property, plant and equipment ..    (28,554,000)    (21,475,000)
  Disposals of property, plant and equipment ......        375,000         470,000
  Purchases of short-term investments .............           --        (8,145,000)
  Proceeds from sales of short-term investments ...           --        10,937,000
                                                      ------------    ------------
     Net cash used in
       investing activities .......................    (28,179,000)    (18,213,000)
                                                      ------------    ------------

Provided from (used in) financing activities:
  Cash dividends paid .............................    (11,638,000)    (11,985,000)
  Increase (decrease) of notes payable ............     11,176,000        (400,000)
  Increase of long-term debt ......................     22,000,000      15,000,000
  Reduction of long-term debt .....................           --           (27,000)
  Decrease in minority interest ...................        (90,000)       (451,000)
  Purchase of treasury stock ......................    (32,838,000)    (30,066,000)
  Exercise of stock options .......................           --           101,000
                                                      ------------    ------------
    Net cash used in
      financing activities ........................    (11,390,000)    (27,828,000)
                                                      ------------    ------------
Effect of exchange rate changes on cash ...........     (3,197,000)        823,000
                                                      ------------    ------------
Net decrease in cash and cash equivalents .........     (6,403,000)     (5,412,000)

Cash and cash equivalents at beginning of period ..     60,766,000      69,147,000
                                                      ------------    ------------
Cash and cash equivalents at end of period ........   $ 54,363,000    $ 63,735,000
                                                      ============    ============

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results expected for the year ended August 31, 1999.
(2) The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $40,200,000 at May 31, 1999 and $40,036,000 at August 31, 1998. Investments
with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity accounts for the nine months ended May 31, 1999 is as follows:

                                                                             Foreign        Unearned
                                                                            Currency         Stock
                                Common          Other         Retained     Translation       Grant
                                 Stock         Capital        Earnings      Adjustment    Compensation
                                 -----         -------        --------     -----------    ------------
Balance-September 1, 1998     $38,347,000    $45,778,000    $395,746,000   $ (8,917,000)  $(1,994,000)
Net income                                                    32,755,000
Dividends paid or accrued:
  Preferred                                                      (40,000)
  Common, $.365 per share                                    (11,690,000)
Foreign currency
  translation adjustment                                                    (11,265,000)
Amortization of
  restricted stock                                                                            480,000
                              -----------    -----------    ------------   ------------   -----------
Balance-May 31, 1999          $38,347,000    $45,778,000    $416,771,000   $(20,182,000)  $(1,514,000)
                              ===========    ===========    ============   ============   ===========

(5) During the nine months ended May 31, 1999, the Company repurchased 2,084,000 shares of its common stock for $32,838,000. Subject to market conditions, the Company intends to continue repurchasing its common stock in 1999.
(6) On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote-off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and is accounted for as a cumulative effect of a change in accounting method for fiscal 1998.
(7) Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Any difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method.
(8) Revenues are recognized when product is shipped.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations
-----------------------------------------

     A comparison of net sales by classification for both the three month and nine month periods ending May 31, 1999 and 1998 is as follows:

                                                  (In Thousands)
                         Three Months Ended May 31,                Nine Months Ended May 31,
                         -------------------------                 -------------------------
                                                 Increase                                Increase
                    1999           1998         (Decrease)     1999         1998        (Decrease)
                    ----           ----          --------      ----         ----         --------
Manufacturing    $173,609        $169,524        $ 4,085    $511,520      $500,883       $ 10,637
Merchant           45,262          48,171         (2,909)    131,728       140,916         (9,188)
Distribution       31,579          39,115         (7,536)    101,046       119,059        (18,013)
                 --------        --------        -------    --------      --------        -------
                 $250,450        $256,810        $(6,360)   $744,294      $760,858       $(16,564)
                 ========        ========        =======    ========      ========       ========

     A major reason for the decline in sales was the low level of pricing in the worldwide plastics market.
     The translation effect of foreign currencies decreased sales by $3.8 million for the quarter and increased sales by $1.9 million for the nine month period.
     Total tonnage was up 2.3% for the quarter and approximately 1% for the nine month period. Merchant tonnage increased 19.6% for the quarter and 12.9% for the nine month period. These increases offset declines in manufacturing and distribution tonnage.
     Gross margins on sales for the quarter were 18.1% compared to 17.1% for the same quarter last year. Gross margins on sales for the nine months ended
May 31, 1999 were 18% compared with 16.9% for the comparable nine month period last year. An important factor for the increase in gross margins was lower resin prices. In addition, Europe operated at near capacity levels throughout the quarter. However, worldwide capacity utilization for the current quarter was 90% compared with 97% for last year's third quarter. A comparison of gross profit by classification for both the three month and nine month periods ending May 31, 1999 and 1998 is as follows:

                                                  (In Thousands)
                         Three Months Ended May 31,                Nine Months Ended May 31,
                         -------------------------                 -------------------------
                                                 Increase                                Increase
                    1999           1998         (Decrease)     1999         1998        (Decrease)
                    ----           ----          --------      ----         ----         --------
Manufacturing     $35,628         $33,268        $ 2,360    $103,592      $ 96,699       $ 6,893
Merchant            5,882           5,767            115      16,949        17,217          (268)
Distribution        3,754           4,954         (1,200)     13,665        14,770        (1,105)
                 --------        --------        -------    --------      --------       -------
                  $45,264         $43,989        $ 1,275    $134,206      $128,686       $ 5,520
                 ========        ========        =======    ========      ========       =======

     Selling, general and administrative expenses increased in 1999. These increases were the result of including the first quarter expense from a major plastics trade show held every three years, additional personnel for future growth and expansion into new areas of the world to better serve our customers and costs arising from the implementation of new business systems.
     Interest expense increased in 1999 due to higher levels of borrowing. Foreign currency transaction gains and losses were primarily due to changes in the value of currencies in major areas where the Company operates; including the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah.
     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima

Polycon Indah in an Indonesian joint venture with the Company.
     Other income was down because of lower interest income resulting from a reduction in European temporary investments. This decline more than offset a settlement arising from the termination of a supplier arrangement in Europe during the 1999 second quarter.
     The effective tax rates for the respective three month periods were 38.2% in 1999 and 38.7% in 1998. For the nine months ended May 31, the effective tax rates were 39% in 1999 and 40.1% in 1998. The 1999 tax rates were lower primarily due to a lower overall effective tax rate in Europe. The lower European effective tax rate includes a reduction in the French statutory rate from 41.6% to 40%.
     The translation effect of foreign currencies reduced net income by approximately $180,000 for the quarter and increased net income by approximately $107,000 for the nine month period.
     On November 20, 1997, the FASB Emerging Issues Task Force issued a new ruling which requires the write-off of business process re-engineering costs. Accordingly, the Company wrote-off, in fiscal 1998, $3,237,000 of such costs which were capitalized as of August 31, 1997. This write-off, net of income taxes, amounted to $2,007,000 or $.06 per share and was accounted for as a cumulative effect of a change in accounting method for fiscal 1998.
     Earnings in Europe for the quarter were off $686,000. Increases in gross margins were offset by higher expenses including personnel and costs arising from the implementation of new business processes.
     Quarterly profits in North America were down $1,549,000. Gross margin increases were offset by increased costs of personnel, higher interest and costs arising from the implementation of new business processes.
     The Company has seen some price improvement and a firming of orders, especially in Europe. It is anticipated that fourth quarter profits will be sequentially better than the just ended third quarter. The improvement in overall order levels, along with good margins, should enable the Company to absorb higher operating costs and the continued weakness of the Euro.

Material Changes in Financial Condition
---------------------------------------

     As of May 31, 1999, the current ratio was 3.1:1 and working capital was $275 million. Accounts receivable has increased $20.2 million since August 31, 1998. During the 1999 first quarter, the Company purchased the assets of Isopolymer, Inc., a distributor of the Company's products in Italy. As a result of this purchase, the Company now sells directly to customers in Italy which require longer sales terms than when the Company sold to Isopolymer. An additional factor contributing to the accounts receivable increase is the extension of longer payment terms to certain North American automotive-related customers in response to competitive pressures.
     During the nine months ended May 31, 1999, the Company expended $28.6 million for fixed assets. The largest project during this period was a building addition and a new manufacturing line in Givet, France. This line, with an annual capacity of 60 million pounds, commenced operation in June 1999 and was a major addition to an existing facility.
     During the nine months ended May 31, 1999, the Company repurchased 2,084,000 shares of its common stock for $32.8 million. Approximately 3.8 million shares remain under a 6 million share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company intends to continue repurchasing its common stock in 1999.
     The ratio of long-term liabilities to capital was 22.3% at May 31, 1999 and 17.1% at August 31, 1998. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders' equity, long-term debt and other long-term liabilities. A primary factor contributing to the increase of this ratio was an additional $22 million borrowing under the revolving credit agreement.

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "cumulative foreign currency translation adjustment" account in stockholders' equity. The strengthening of the U.S. dollar during the nine months ended May 31, 1999 decreased this account by $11.3 million.

Year 2000
---------

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in other business activities.

     The Company has been addressing Year 2000 compliance related to the following areas: enterprise-wide information systems; manufacturing equipment, lab equipment and technical infrastructure related information systems; remaining information systems; business critical suppliers; and other non-critical suppliers.

     The Company has been redesigning its business processes and implementing enterprise-wide information systems in North America and Europe. Hardware and software purchased and installed in conjunction with these systems are expected to provide Year 2000 compliance for business critical commercial applications. These systems, which are approximately 80% complete, are planned to be installed, tested and operating by November 1, 1999, at those locations which are relying on these enterprise-wide system implementations to address the Year 2000 issue. The Company's Year 2000 compliance is approximately 85% complete related to manufacturing and lab equipment. The Company expects this process to be complete by September 30, 1999. The Company is also currently addressing the remaining technical infrastructure areas which have potential Year 2000 issues, primarily networks, desktop computers, and miscellaneous business-critical desktop applications. The Year 2000 compliance related to these remaining areas is approximately 75% complete, and is expected to be complete by September 30, 1999.

     The Company has been communicating with its business-critical suppliers to determine the extent to which the Company may be vulnerable due to such suppliers' failure to correct their own Year 2000 issues. Currently, approximately 90% of the business critical suppliers relative to manufacturing facilities and laboratories have confirmed their Year 2000 compliance. The Company is discussing Year 2000 readiness with the remaining business-critical suppliers, and expects to receive positive confirmation from them by August 31, 1999. The Company is currently identifying other non-critical suppliers related to the Company's operations and assessing the status of their Year 2000 compliance and contingency planning requirements, if applicable. Currently, the Company is approximately 70% complete relative to determining the other non-critical suppliers' Year 2000 compliance. This process through follow-up discussions is expected to be complete by September 30, 1999.

    The aggregate anticipated cost paid to third parties for implementing the enterprise-wide information systems, and addressing Year 2000 issues in legacy information systems is approximately $17 million, with the majority of such cost relating to new enterprise-wide information technology systems and software, underlying system platforms, and personal computer workstations. The portion of such anticipated cost directly attributable to Year 2000 compliance is approximately $6 million. Currently, approximately $15 million has been incurred relative to these implementations, and approximately $5 million is attributable to Year 2000 compliance. All Year 2000 costs paid to date have been primarily funded through operations.

Information systems maintenance or modification costs, and costs directly attributable to Year 2000 remediation are expensed as incurred, while the cost of new software and equipment is capitalized and amortized over the assets' useful lives.

     Although the Company does not anticipate any material adverse effects related to the Year 2000, the Company's "most reasonably likely worst case scenario" would be the disruption to some aspects of its operations as a result of non-compliant systems utilized by unrelated third party entities such as governments, utility providers, and other businesses which were included in the review of suppliers' Year 2000 readiness. This type of failure could result in the temporary inability of the Company to manufacture and distribute certain of its products. The Company expects that any such failure would be temporary, due to the Company's ability to purchase materials from various suppliers and the Company's ability to shift production among various plants. The impact on the Company's revenues, gross profit and net income due to the occurrence of the "most reasonably likely worst case scenario" cannot be estimated.

     The Company has commenced contingency planning and expects to formalize a plan by August 31, 1999 related to business-critical systems. However, in certain cases, especially global infrastructure failure related to utilities, core transportation systems, etc., there would be no practical alternative course of action available to the Company other than shifting production between plants.

     The above disclosures relative to Year 2000 are based upon information currently available to management. The Company believes it will be Year 2000 compliant on a timely basis. However, business-critical third parties could experience a Year 2000 related failure, which could result in an adverse effect on the Company's results of operations and financial condition.

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

     - Changes in customer demand and requirements

Part II - Other Information
---------------------------

     Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference it required in this report.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit
     Number         Exhibit
     ------         -------

       27           Financial Data Schedule*

(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.

--------------
*    Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
     S-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date July 15, 1999                                A. Schulman, Inc.
     -------------                     -----------------------------------------
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