Form 10-K405
period 1999-08-31
SCHULMAN A INC
filed 1999-11-24
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-K

(Mark One)

         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended August 31, 1999 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from             to              .
                                        -----------    -------------

         Commission File No. 0-7459

                        A. SCHULMAN, INC.
--------------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                          34-0514850
-------------------------   ---------------------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

   3550 WEST MARKET STREET, AKRON, OHIO               44333
------------------------------------------   ---------------------------------
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

                       [Cover continued on following page]

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 18, 1999: $555,475,932.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

31,077,155 Shares of Common Stock, $1.00 Par Value, at October 18, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                             Part of Form 10-K
Document                                                   in Which Incorporated
--------                                                   ---------------------
Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement
Dated November 10, 1999                                            III and IV

Portions of the Registrant's 1999
Annual Report to Stockholders                                      I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 10, 1999 shall be deemed incorporated by reference herein.

                                     PART I

ITEM 1.           BUSINESS

         A. Schulman, Inc. (the "Company") was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.

         The Company is engaged in the sale of plastic resins and compounds, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by executive management. On this basis, the Company operates in two geographic business segments, North America and Europe.

BUSINESS ACTIVITIES

         The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company's laboratories and are manufactured in the Company's thirteen plastics compounding plants in North America, Europe and Asia. Customers for the Company's plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.

         The Company's plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment, and agriculture. These compounds are used in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grilles, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, capacitor housings and wire and cable insulation for power generation, distribution and control systems; in the office equipment industry for such products as cases and housings for computers, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings and protective film for plants and agricultural mulch.

         The Company's manufacturing can be classified into four product families: color and additive concentrates; engineered compounds; polyolefins; and polyvinyl chloride (PVC).

                         COLOR AND ADDITIVE CONCENTRATES

         The Company's concentrate business consists of the compounding of resins that provide plastic with specific color and/or physical properties, such as conductivity, flexibility, viscosity and textures. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its concentrates using its formulae and purchased prime natural resins. These concentrates are sold to manufacturers of plastic products, such as film for packaging, household goods, toys, automotive parts, mechanical goods and other plastic items.

         The Company's concentrates are sold under various trade names, including the following:

         Polybatch-Registered Trademark-, which is an additive or color concentrate used for modifying various plastic resins and which provides various physical properties required by customers;

         Polyblak-Registered Trademark-, which is a line of black concentrates that are resistant to weather and sunlight and that are used by wire and cable manufactures for insulation coating and in the production of plastic pipe, black film and other black plastic items; and

         Papermatch-Registered Trademark-, one of the Company's newer product lines, which is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch-Registered Trademark- is printable and resistant to tearing, moisture and chemicals.

                              ENGINEERED COMPOUNDS

         The Company's engineered compounds are products designed to have and maintain characteristics such as chemical resistance, electrical conductivity, heat resistance and/or high strength-to-weight ratios. The engineered compounds manufactured by the Company include the following:

         Polyman-Registered Trademark- and Polyflam-Registered Trademark- are flame retardant compounds used in applications such as telephone systems, terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.

         Schulamid-Registered Trademark- is a nylon compound which can be unfilled, reinforced or impact-modified. Schulamid-Registered Trademark- is used in applications which require good impact strength and resistance to high temperatures and chemicals. Typical applications include under-the-hood automotive components and various building and consumer products.

         Formion-Registered Trademark-, a specialized compound which has good impact strength, is resistant to abrasion and has performance characteristics which do not decrease in low temperatures. Formion-Registered Trademark- is sold principally to the transportation industry for use in bumper blocks and protective rub strips.

         Polypur-Registered Trademark- is a re-enforced and alloyed thermoplastic polyurethane that has impact resistance and molding properties for automotive applications such as exterior side moldings, grilles, body side moldings and other painted parts.

                                   POLYOLEFINS

         The Company's polyolefin business consists of numerous polypropylene and polyethylene resins and compounds. Polyolefins are used for interior trim, fascias and bumper covers in automotive applications; for toys, small appliances, sporting goods, and agricultural and watercraft products in roto-molding applications; and for office supplies in industrial/commercial applications. The polyolefin products manufactured by the Company include the following:

         Polytrope-Registered Trademark-, which is a thermoplastic elastomer which has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry and typical applications include valance panels, body side moldings, grilles and bumper rub strips. Parts molded from Polytrope-Registered Trademark- weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

         Polyfort-Registered Trademark-, which is a reinforced polypropylene compound for applications which require stiffness and resistance to heat distortion, such as coffee makers, binders for computer printouts, setbacks and under-the-hood products for automobiles.

         Schulink-Registered Trademark-, which is a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance, such as industrial doors and commercial waste containers.

                               POLYVINYL CHLORIDE

         The Company's PVC business is transacted under the name Polyvin-Registered Trademark- and involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company's thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company's Sunprene-Registered Trademark-compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications.

         The Company also performs tolling services, which involve the compounding of resins and other materials provided by customers based upon formulae provided by such customers. Tolling is done principally for major plastic resin producers. The Company is compensated on the basis of an agreed price per pound plus an additional charge for any additives and packing supplied by the Company.

         The Company also acts as a merchant, buying prime and off-grade plastic resins and reselling these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. Prime resins purchased from these producers are usually sold to small and medium-sized customers. In addition to prime resins, the Company also purchases supplies of resins resulting from overruns, changes in customers' specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply, generally in proportion to the total industry production of plastic resins.

         The Company, through its European operations, acts as a distributor for several major resin producers which include BASF, Exxon Chemical, Elf ATOCHEM, Solvay, BP Amoco and Vestolit GmbH. The Company also acts as United States and Canadian distributor of Escorene-Registered Trademark- polypropylene resins and, in the United States, Escorene-Registered Trademark- roto-molding resins, both manufactured by Exxon Chemical. The Company also is a distributor in the United States and Canada for Exxon Chemical of polyethylene used in injection molding.

         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas for the last three years is set forth in Note 12 of the Notes to Consolidated Financial Statements in the

Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company's principal foreign subsidiaries are as follows:

         N.V. A. Schulman Plastics, S.A., a Belgian subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and the Far East.

         A. Schulman International Services N.V., a Belgian subsidiary located in Bornem, Belgium, is a subsidiary of N.V. A. Schulman Plastics, S.A. and N.V.
A. Schulman, S.A. This company provides financing and administrative services to the Company's subsidiaries.

         A. Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, United Kingdom, manufactures color and additive plastic concentrates which are sold primarily in the United Kingdom.

         A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, the Company purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 1999, this subsidiary purchased approximately 28% of the compounds manufactured in the Bornem, Belgium plant. Approximately 22% of the sales volume of A. Schulman GmbH during the same period was derived from the sale of plastic resins and compounds of Vestolit GmbH, BP Amoco, Exxon Chemical, Hoechst and Solvay.

         A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for Exxon Chemical, Escorene polypropylene resin and polyethylene for injection molding. These products are sold primarily in Canada. Its principal sales office is located in Toronto.

         A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

         A. Schulman, S.A., a French subsidiary, has six sales offices in France and is a distributor in France for Elf Atochem and Appryl. A. Schulman, S.A. also acts as a merchant of plastic resins, and sells compounds manufactured by the Company's subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is also a Paris-based distributor for BASF and Solvay of certain plastic materials in France.

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

         A. Schulman Polska Sp. z o.o., located in Warsaw, Poland, is a wholly-owned subsidiary of A. Schulman GmbH. This Company sells products manufactured by other subsidiaries of the Company and acts as distributor and merchant of plastic resins and compounds in Poland.

         A. Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of N.V. A. Schulman, S.A. This subsidiary primarily sells manufacturing products of N.V. A. Schulman
Plastics, S.A. and acts as a merchant of plastic resins in Italy.

JOINT VENTURES

         The Company, through its wholly-owned subsidiary ASI Investments Holding Co., owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company's Bellevue, Ohio facility. The Company's partner provides technical and manufacturing expertise.

         The Company, through its wholly-owned subsidiary A. Schulman International, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with one production line in

Surabaya, Indonesia. The other partner is P.T. Prima Polycon Indah.

EMPLOYEE INFORMATION

         As of August 31, 1999, the Company had approximately 1,074 employees in the United States and approximately 1,338 employees in its foreign operations. More than 80% of the Company's hourly production employees are represented by various unions under collective bargaining agreements.

         The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 252 technical personnel. The Company's plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

RESEARCH AND DEVELOPMENT

         A large part of the Company's technical activities relates to the development of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company; however, the amounts spent during the last three fiscal years have not been material.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         Management believes that compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

DEPENDENCE ON CUSTOMERS

         During the year ended August 31, 1999, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than, potentially, on a temporary basis.

AVAILABILITY OF RAW MATERIALS

         The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company's proprietary plastic compounds are polypropylene, PVC (polyvinyl chloride), polyethylene, polystyrene, ABS (acrylonitrile butadiene styrene) and polyurethane.

COMPETITION

         The Company's business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. Although no industry statistics are available, the Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in North America and Europe which is not also engaged in the petrochemical industry or is not a basic producer of plastic resins. Certain of these competitors compete with the Company principally in such competitors' own respective local market areas, while other competitors compete with the Company on a global basis.

         The Company also competes with other merchants and distributors of plastic resins and other products. No accurate information is available to the Company as to the extent of its competitors' sales and earnings in respect of these activities, but management believes that the Company has only a small fraction of the total market.

         The principal methods of competition in plastics manufacturing are innovation, quality, service and price. The principal methods of competition in respect of merchant and distribution activities are service and price. The Company believes that its financial capabilities, its excellent supplier relationships and its ability to provide quality plastic compounds at competitive prices provide its primary competitive advantages.

TRADEMARKS AND TRADE NAMES

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

ITEM 2.     PROPERTIES

         The Company owns and operates eight plastics compounding plants in North America, four in Europe and one in Asia. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

                                              Approximate           Approximate
                                               Capacity             Floor Area
Location                                       (lbs.)(1)           (Square Feet)
--------                                       ---------           -------------

Akron, Ohio ..........................        73,000,000              164,000(2)
Bellevue, Ohio(3) ....................        80,000,000(4)           160,000
Sharon Center, Ohio ..................        10,000,000              145,000(5)
Orange, Texas ........................        64,000,000              145,000
Orange, Texas--Texas
  Polymer Services, Inc. .............       145,000,000              182,000
Nashville, Tennessee(6) ..............        70,000,000              131,000
San Luis Potosi, Mexico ..............        40,000,000               78,000
Bornem, Belgium(7) ...................       136,000,000              371,000
Crumlin Gwent, South Wales ...........        79,000,000              102,000
Givet, France(8) .....................       120,000,000              187,000
St. Thomas, Ontario, Canada ..........        74,000,000              111,000
Kerpen, Germany(9) ...................        90,000,000              325,000
Surabaya, Indonesia (Joint Venture) ..         8,000,000               68,000
                                             -----------          -----------
                                             989,000,000            2,169,000
                                             ===========            =========


----------

(1) The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules which are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company's plants or the profitability of the plastic compounds produced.

(2) Includes 15,800 square feet of space comprising the Company's product development center.

(3) Excludes a new manufacturing line being added by The Sunprene Company at a cost of approximately $7.5 million. This line will have an annual capacity of approximately 15 million pounds and is scheduled to commence operations in January 2001.

(4) Includes capacity of approximately 29 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

(5) Includes approximately 14,500 square feet of space comprising the Company's color technology center.

(6) Excludes a new manufacturing line being added to replace two smaller lines at a cost of approximately $4 million. This line will increase annual capacity by approximately 17.5 million pounds and is scheduled to commence operations in May 2000.

(7) Excludes new manufacturing equipment that will increase annual capacity by approximately 7 million pounds. This project, with a cost of approximately $3.4 million, is expected to commence operations in calendar year 2000.

(8) Excludes a new manufacturing line being added at a cost of approximately $3.2 million. This line will have an annual capacity of approximately 17 million pounds and is scheduled to commence operations in 2001.

(9) Excludes four new manufacturing lines being added at a cost of approximately $5.1 million. These lines will have an aggregate annual capacity of approximately 23 million pounds and are scheduled to commence operations in calendar year 2000.

         The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.

         Public warehouses are used wherever needed to store the Company's products conveniently for shipment to customers. The number of public warehouses in use varies from time to time, but ranges yearly from approximately 25 to 30. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

         The Company owns its corporate headquarters which is located in Akron, Ohio and which contains approximately 48,000 square feet of usable floor space. The Company leases sales offices in various locations in North America, Europe and Asia.

ITEM 3.     PENDING LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The age (as of October 18, 1999), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.

         Terry L. Haines: Age 53; President and Chief Executive Officer of the Company since January, 1991; formerly Chief

Operating Officer, 1990-1991 and Vice President--North American Sales,
1989-1990.

         Robert A. Stefanko: Age 56; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.

         Alain C. Adam: Age 51; Vice President--International Automotive Operations of the Company since September 1, 1999; Vice President--Automotive Marketing from 1990 until August 31, 1999.

         Gordon L. Trimmer: Age 55; Vice President--North American Sales and Marketing since April 1997 and prior to that time Managing Director of A. Schulman Canada, Ltd.

         John M. Myles: Age 56; Vice President--North American Purchasing since October 1997 and prior to that time General Manager-Operations of Laurel Industries since 1992.

         Ronald G. Andres: Age 49; Vice President--North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.

                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

         Additional information in response to this Item is set forth on page 1 of the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

         Information in response to this Item is set forth on pages 30 and 31 of the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Information in response to this Item is set forth on pages 27 through 29 of the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company's exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities hedged, are recognized on the foreign currency transaction line in the Consolidated

Statement of Income appearing on page 14 of the Company's 1999 Annual Report to Shareholders. The Company estimates that a ten percent (10%) change in foreign exchange rates at August 31, 1999 would have changed the fair value of the contracts by approximately $0.4 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a) FINANCIAL STATEMENTS

      The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 20, 1999, appearing on pages 14 through 26 of the Company's 1999 Annual Report to Stockholders, are incorporated herein by reference.

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

Exchange Act of 1934" in the Company's proxy statement dated November 10, 1999, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 15 and 16 of this Form 10-K and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 10, 1999, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information in response to this Item is set forth under the caption "Security Ownership of Management" in the Company's proxy statement dated November 10, 1999, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this Item is set forth under the caption "Certain Related Transactions" in the Company's proxy statement dated November 10, 1999, previously filed with the Commission, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

                                                                            PAGE
                                                                            ----

            (1)   FINANCIAL STATEMENTS:

                  Report of Independent Accountants                          26*

                  Consolidated Statement of Income for
                  the three years ended August 31, 1999                      14*
                  Consolidated Balance Sheet at August 31,
                  1999 and 1998                                              16*

                  Consolidated Statement of Cash Flows for
                  the three years ended August 31, 1999                      18*

                  Consolidated Statement of Stockholders'
                  Equity for the three years ended
                  August 31, 1999                                            15*

                  Notes to Consolidated Financial
                  Statements                                                 19*


--------------------

      *Incorporated by reference from the indicated page of the Company's 1999 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1999 Annual Report to Stockholders is not deemed filed as part of this report.

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


      Exhibit
      Number
      ------
      4(a)              Rights Agreement dated as of January 12, 1996,
                        between the Company and Society National Bank, as
                        Rights Agent, which includes as Exhibit B thereto the
                        Form of Rights Certificate (incorporated by reference
                        to Exhibit 1 to the Company's Registration Statement
                        on Form 8-A, dated January 15, 1996).

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

      10(e)*            Second Amendment to A. Schulman, Inc. 1992 Non-
                        Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company's Form
                        10-K for the fiscal year ended August 31, 1998).

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


      Exhibit
      Number
      ------
      10(h)*            A. Schulman, Inc. Directors' Deferred Compensation
                        Plan (incorporated by reference to Exhibit 10(h) to
                        the Company's Form 10-K for the fiscal year ended
                        August 31, 1998).

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

      10(m)*            Employment Agreement between the Company and Gordon
                        L. Trimmer dated May 14, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended August 31, 1997).

      10(n)*            Employment Agreement between the Company and John M.
                        Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for fiscal year ended August 31, 1998)

      10(o)*            Employment Agreement between the Company and Ronald
                        G. Andres dated as of October 20, 1999.

      10(p)* Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(q)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1985 (incorporated by reference to Exhibit 10(i) of the Company's Form 10-K for fiscal year ended August 31, 1991).

      10(r)* Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for fiscal year ended August 31, 1992).


      Exhibit
      Number
      ------
      10(s)*            Agreement between the Company and Terry L. Haines
                        dated as of March 21, 1991 (incorporated by reference
                        to Exhibit 10(m) to the Company's Form 10-K for
                        fiscal year ended August 31, 1992).

      10(t)* Agreement between the Company and Larry A. Kushkin dated as of August 31, 1993 (incorporated by reference to Exhibit 10(n) to the Company's Form 10-K for fiscal year ended August 31, 1993).

      10(u)* Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko, Terry L.
                        Haines and Larry A. Kushkin (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

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

      10(y) Note Purchase Agreement dated August 1, 1999 regarding $50,000,000 7.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company,
                        Mutual Trust Life Insurance Company, National
                        Travelers Life Company, Guarantee Reserve Life
                        Insurance Company, Pioneer Mutual Life Insurance
                        Company, Great Western Insurance Company, The
                        Catholic Aid Association, The Reliable Life Insurance
                        Company, The North West Life Assurance Company of
                        Canada, Lutheran Brotherhood and Modern Woodmen of
                        America.

      10(z)             Form of the Company's 7.27% Senior Notes Due 2009


      Exhibit
      Number
      ------
      11                Computation of Basic and Diluted Earnings Per Common
                        Share

      13                Company's 1999 Annual Report to Stockholders

      21                Subsidiaries of the Company

      23                Consent of Independent Accountants

      24                Powers of Attorney

      27**              Financial Data Schedule

      99                Notice of Annual Meeting and Proxy Statement Dated
                           November 10, 1999

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

    **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

      (b)   Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                A. SCHULMAN, INC.

                                By: /s/ ROBERT A. STEFANKO
                                -------------------------
                                    Robert A. Stefanko
                                    Chairman of the Board of
                                    Directors and Executive Vice
                                    President - Finance and
                                    Administration

Dated:  November 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                            DATE
---------                  -----                            ----
/s/ TERRY L. HAINES         Director and Principal           November 24, 1999
------------------
Terry L. Haines             Executive Officer

/s/ ROBERT A. STEFANKO      Director, Principal              November 24, 1999
---------------------
Robert A. Stefanko          Financial Officer and
                            Principal Accounting Officer

Alan L. Ockene*             Director
Paul Craig Roberts*         Director
Rene C. Rombouts*           Director
Robert G. Wallace*          Director
Peggy Gordon Elliott*       Director
Willard R. Holland*         Director
James A. Karman*            Director
James S. Marlen*            Director


      *By:  /s/ ROBERT A. STEFANKO                           November 24, 1999
            ---------------------
            Robert A. Stefanko
            Attorney-in-Fact

      *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of A. Schulman, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 20, 1999 appearing in the Annual Report to Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 20, 1999

                              A. SCHULMAN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT       CHARGES TO                                                 BALANCE AT
                                            BEGINNING         COST AND        NET         TRANSLATION                    CLOSE OF
                                            OF PERIOD         EXPENSES     WRITE-OFFS      ADJUSTMENT     OTHER           PERIOD
                                           -----------        --------     ----------      ----------     -----         ----------
RESERVE FOR DOUBTFUL ACCOUNTS

  YEAR ENDED AUGUST 31, 1999                 $4,778,000      $1,206,000   $(2,256,000)     $(50,000)        -           $3,678,000

  YEAR ENDED AUGUST 31, 1998                  5,304,000       1,806,000    (2,300,000)      (32,000)        -            4,778,000

  YEAR ENDED AUGUST 31, 1997                  5,903,000       1,098,000    (1,357,000)     (340,000)        -            5,304,000





VALUATION ALLOWANCE - DEFERRED TAX ASSETS

  YEAR ENDED AUGUST 31, 1999                  5,968,000          -             -             -          2,161,000(1)     8,129,000

  YEAR ENDED AUGUST 31, 1998                  5,937,000          -             -             -             31,000(1)     5,968,000

  YEAR ENDED AUGUST 31, 1997                  3,155,000          -             -             -          2,782,000(1)     5,937,000

NOTE:
(1) REPRESENTS CURRENT YEAR CHANGE IN VALUATION ALLOWANCE FOR FOREIGN TAX CREDIT CARRYFORWARD BENEFITS WHICH ARE NOT LIKELY TO BE UTILIZED.