Form 10-Q
period 1999-11-30
SCHULMAN A INC
filed 2000-01-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1999 or
                                    -----------------

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number: 0-7459
                             -------


                                    A. Schulman, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                           34-0514850
--------------------------------        ---------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)            Identification No.)

3550 West Market Street, Akron, Ohio                      44333
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


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

     Number of common shares outstanding
as of December 31, 1999 - 30,840,155

                                A. SCHULMAN, INC.
              STATEMENT OF CONSOLIDATED NET INCOME (Notes 1 and 2)

                      (In Thousands except per share data)

                                                For the three months ended
                                                       November 30,
                                                --------------------------
                                                   1999             1998
                                                ---------        ---------
                                                         Unaudited
                                                         ---------
Net sales                                       $ 273,685        $ 258,646
Interest and other income                           1,828              651
                                                ---------        ---------
                                                  275,513          259,297
                                                ---------        ---------

Cost and expenses:
     Cost of goods sold                           226,808          209,196
     Selling, general and
          administrative expense                   27,650           27,025
     Interest expense                               1,665              830
     Foreign currency transaction
          losses (gain)                              (645)             809
     Minority interest                                545              321
                                                ---------        ---------
                                                  256,023          238,181
                                                ---------        ---------
Income before taxes                                19,490           21,116

Provision for income taxes                          7,548            8,298
                                                ---------        ---------

Net income                                         11,942           12,818

Less: Preferred stock dividends                       (13)             (13)
                                                ---------        ---------

Net income applicable to
     common stock                               $  11,929        $  12,805
                                                ---------        ---------
                                                ---------        ---------

Weighted average number of
     shares outstanding (Note 5):
          Basic                                    30,992           32,288
          Fully diluted                            30,992           32,288

Basic and diluted earnings per
     common share (Note 5):                     $    0.38        $    0.40
                                                ---------        ---------
                                                ---------        ---------

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In Thousands except per share data)

                                                          November 30,       August 31,
                                                              1999              1999
                                                          ------------       ----------
      Assets                                                        Unaudited
                                                                    ---------
Current assets:
      Cash and cash equivalents (Note 3)                    $  51,730        $  56,836
      Accounts receivable, less allowance
           for doubtful accounts of $4,265 at
           November 30, 1999 and $3,678 at
           August 31, 1999                                    183,177          159,840
      Inventories, average cost or market,
           whichever is lower                                 181,935          171,454
      Prepaids, including tax effect of
           temporary differences                               17,978           19,966
                                                            ---------        ---------
                Total current assets                          434,820          408,096

Other assets:
      Cash surrender value of life insurance                      478              484
      Deferred charges, etc., including tax effect
           of temporary differences                            21,979           22,604
                                                            ---------        ---------
                                                               22,457           23,088

Property, plant and equipment, at cost:
      Land and improvements                                     9,783            9,982
      Buildings and leasehold improvements                     76,551           78,038
      Machinery and equipment                                 227,052          228,803
      Furniture and fixtures                                   23,896           24,162
      Construction in progress                                 10,140            7,838
                                                            ---------        ---------
                                                              347,422          348,823
      Accumulated depreciation and investment grants
           of $1,019 at November 30, 1999 and
           $230 at August 31, 1999                            191,391          188,480
                                                            ---------        ---------
                                                              156,031          160,343
                                                            ---------        ---------
                                                            $ 613,308        $ 591,527
                                                            ---------        ---------
                                                            ---------        ---------

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In Thousands except per share data)

                                                          November 30,       August 31,
                                                              1999              1999
                                                          ------------       ----------
      Liabilities and Stockholders' Equity                          Unaudited
                                                                    ---------
Current liabilities:
      Notes payable                                         $  14,187        $  10,721
      Current portion of long-term debt                           295                -
      Accounts payable                                         75,796           64,402
      U.S. and foreign income taxes payable                     7,291            6,721
      Accrued payrolls, taxes and related benefits             18,517           19,180
      Other accrued liabilities                                18,360           16,792
                                                            ---------        ---------
                Total current liabilities                     134,446          117,816

Long-term debt                                                 75,011           65,000

Other long-term liabilities                                    38,123           37,696

Deferred income taxes                                          10,075           11,375

Minority interest                                               3,338            3,394

Stockholders' equity (Note 4):
      Preferred stock, 5% cumulative, $100
           par value, authorized, issued and
           outstanding - 10,672 shares at November 30,
           1999 and 10,689 shares at August 31, 1999            1,067            1,069
      Special stock 1,000,000 shares authorized
           none outstanding                                         -                -
      Common stock, $1 par value
           Authorized - 75,000,000 shares
           Issued - 38,381,017 shares at November 30,
                and August 31, 1999                            38,381           38,381
      Other capital                                            46,694           46,694
      Accumulated other comprehensive income                  (25,298)         (17,191)
      Retained earnings                                       435,905          427,880
      Treasury stock, at cost, 7,502,862 shares at
           November 30, 1999 & 7,250,862 shares at
           August 31, 1999                                   (142,301)        (138,291)
      Unearned stock grant compensation                        (2,133)          (2,296)
                                                            ---------        ---------
                Common stock equity                           351,248          355,177
                                                            ---------        ---------
                Total stockholders' equity                    352,315          356,246
                                                            ---------        ---------
                                                            $ 613,308        $ 591,527
                                                            ---------        ---------
                                                            ---------        ---------

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                 (In Thousands)

                                                                         For the three months ended
                                                                                 November 30,
                                                                         --------------------------
                                                                              1999        1998
                                                                            --------    ---------
                                                                                  Unaudited
                                                                                  ---------
Provided from (used in) operations
      Net income                                                            $ 11,942    $ 12,818
      Items not requiring the current use of cash:
           Depreciation                                                        6,049       5,307
           Non-current deferred taxes                                           (855)         98
           Foreign pension and other deferred compensation                       672         720
           Postretirement benefit obligation                                     291         309
      Changes in working capital:
           Accounts receivable                                               (30,052)    (10,752)
           Inventories                                                       (14,275)    (16,741)
           Prepaids                                                            1,697       3,137
           Accounts payable                                                   15,961      11,067
           Income taxes                                                          709       1,549
           Accrued payrolls and other accrued liabilities                      1,858       3,994
      Changes in other assets and other
           long-term liabilities                                                 118      (6,016)
                                                                            --------    --------
                Net cash (used in) provided from operating activites          (5,885)      5,490
                                                                            --------    --------

Provided from (used in) investing activites:
      Expenditures for property, plant and equipment                          (4,974)     (8,295)
      Disposals of property, plant and equipment                                 507         264
                                                                            --------    --------
                Net cash used in investing activites                          (4,467)     (8,031)
                                                                            --------    --------

Provided from (used in) financing activities:
      Cash dividends paid                                                     (3,918)     (3,714)
      Increase (decrease) of notes payable                                     3,507        (500)
      Increase of long-term debt                                              10,387       3,000
      Decrease in minority interest                                              (55)     (1,029)
      Purchase of preferred stock                                                 (2)          -
      Purchase of treasury stock                                              (4,010)    (16,559)
      Foreign investments grants                                                 846           -
                                                                            --------    --------
                Net cash provided from (used in) financing activities          6,755     (18,802)
                                                                            --------    --------

Effect of exchange rate changes on cash                                       (1,509)      1,416
                                                                            --------    --------
Net decrease in cash and cash equivalents                                     (5,106)    (19,927)
Cash and cash equivalents at beginning of period                              56,836      60,766
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $ 51,730    $ 40,839
                                                                            --------    --------
                                                                            --------    --------

                             A. SCHULMAN, INC.
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results expected for the year ended August 31, 2000.
(2) The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.
(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $34,022,000 at November 30, 1999 and $39,705,000 at August 31, 1999.
       Investments with maturities between three and twelve months are considered to be short-term investments.
(4) A summary of the stockholders' equity section for the three months ended November 30, 1999 and 1998 is as follows:

                                             (In Thousands)
                                                                                 Accumulated                           Total
                                                                                    Other          Unearned Stock     Compre-
                                     Common        Other        Retained        Comprehensive          Grant          hensive
                                      Stock       Capital       Earnings            Income          Compensation      Income
                                     -------      -------       --------          ---------           --------         ------
Balance-September 1, 1999            $38,381      $46,694       $427,880          $(17,191)           $(2,296)
Comprehensive income
   Net Income                                                     11,942
   Foreign currency
      translation loss                                                              (8,107)
      Total Comprehensive
         income                                                                                                        $3,835
                                                                                                                       ------
                                                                                                                       ------
Dividends paid or accrued:
   Preferred                                                         (13)
   Common, $.125 per share                                        (3,904)
Amortization of
     restricted stock                                                                                     163
                                     -------      -------       --------          ---------           --------
Balance-November 30, 1999            $38,381      $46,694       $435,905          $(25,298)           $(2,133)
                                     -------      -------       --------          ---------           --------
                                     -------      -------       --------          ---------           --------

Balance-September 1, 1998            $38,347      $45,778       $395,746          $ (8,917)           $(1,994)
Comprehensive income
   Net Income                                                     12,818
   Foreign currency
     translation loss                                                                6,404
     Total Comprehensive
        income                                                                                                        $19,222
                                                                                                                      -------
                                                                                                                      -------
Dividends paid or accrued:
   Preferred                                                         (13)
   Common, $.115 per share                                        (3,730)
Amortization of
   restricted stock                                                                                       161
                                     -------      -------       --------           --------           --------
Balance-November 30, 1998            $38,347      $45,778       $404,821           $(2,513)           $(1,833)
                                     -------      -------       --------           --------           --------
                                     -------      -------       --------           --------           --------


(5) During the three months ended November 30, 1999, the Company repurchased 252,000 shares of its common stock for $4,010,000. Subject to market conditions, the Company intends to continue repurchasing its common stock in 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the three months ended November 30, 1999 were $273.7 million, an increase of 5.8% over sales of $258.6 million for the comparable period in 1998. A comparison of net sales by business segment for the three months ended November 30, 1999 and 1998 is as follows:


                                                                        (In Thousands)
                                                                Three Months Ended November 30
                                                                ------------------------------
                                                                                             Increase
                                                          1999               1998           (Decrease)
                                                          ----               ----           ----------
Europe                                                  $157,329           $152,683             $4,646
North America                                            116,356            105,963             10,393
                                                        --------           --------            -------
                                                        $273,685           $258,646            $15,039
                                                        --------           --------            -------
                                                        --------           --------            -------

     The translation effects of foreign currencies decreased sales by 6.2% or $16.0 million in 1999.
     Worldwide tonnage was up 8.8% in 1999. Tonnage was up 13.2% in Europe and 3.1% in North America.
     Gross margins on sales were 17.1% in 1999 compared with 19.1% in 1998. The decreases in margins are primarily due to a significant increase in resin prices during the last six months. A comparison of gross margin by business segment for the three months ended November 30, 1999 and 1998 is as follows:


                                                                        (In Thousands)
                                                                Three Months Ended November 30
                                                                ------------------------------
                                                                                             Increase
                                                            1999             1998           (Decrease)
                                                            ----             ----           ----------
Europe                                                    $30,314           $30,548             $(234)
North America                                              16,563            18,902            (2,339)
                                                          -------           -------           --------
                                                          $46,877           $49,450           $(2,573)
                                                          -------           -------           --------
                                                          -------           -------           --------

     Selling, general and administrative expenses increased $0.6 million in 1999 or 2.3%. The increase is attributable primarily to the Company's North American segment due to the opening of new color and product development centers in 1999. These facilities will be used to support future growth.
     Interest expense increased $0.8 million in 1999 due to higher levels of borrowing incurred to support the Company's stock repurchase program.
     Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the gain relates to the U.S. dollar and the Euro.
     Minority interest represents a 30% equity position of Mitsubishi
Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the Company.
     Net income included a one time net gain of $787,000 or $.02 per share from the settlement of an insurance claim resulting from equipment problems at one of our North American manufacturing facilities.
     The effective tax rate was 38.7% in 1999 and 39.3% in 1998. The 1999 rate was lower primarily because of a reduction in certain European tax rates.
     The translation effect of foreign currencies decreased net income in 1999 by $0.9 million or $.03 per share.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

     Operating income in Europe was up 9.2% in 1999 due to a 13.2% increase in volume in 1999 and a decline in marketing expenses from 1998. In 1998, the European operations incurred costs for participation in a major plastics trade show which is held once every three years. North American operating income was down 33.0% due to lower profit margins resulting from higher costs of plastic resins.

                                                              (In Thousands)
                                          1999                                             1998
                 ------------------------------------------------  ------------------------------------------------
                                             Net                                              Net
                  Operating               Interest      Pretax      Operating               Interest      Pretax        Increase
                    Income                 Expense      Income       Income                  Expense      Income       (Decrease)
                  ---------              ------------ -----------  ------------           ------------- ----------- --------------
INCOME
Europe                $16,179     78.8%                  $16,179       $14,814     69.6%                  $14,814         $1,365
N. America              4,345     21.2%                    4,345         6,485     30.4%                    6,485         (2,140)
Interest
  exp., net                                 ($1,034)    ($1,034)                                ($183)      ($183)          (851)
                 ------------- --------- ------------ -----------  ------------ --------- ------------- ----------- --------------
                      $20,524    100.0%     ($1,034)     $19,490       $21,299    100.0%        ($183)     $21,116       ($1,626)
                 ------------- --------- ------------ -----------  ------------ --------- ------------- ----------- --------------
                 ------------- --------- ------------ -----------  ------------ --------- ------------- ----------- --------------

     The Company has a good level of orders. In December there was a reduction in business activity, which is normal for this period. There has been continuing pressure on margins due to higher resin prices and the difficulty in obtaining sufficient price increases. The Company expects margin pressures to continue in the near term, however there have been indications that resin prices have begun to stabilize.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of November 30, 1999, the current ratio was 3.2:1 and working capital was $300 million. Accounts receivable increased $23.3 million at November 30, 1999 from the previous quarter ended August 31, 1999. The increase is primarily attributable to higher sales and a slight increase in the number of days sales outstanding due to some lengthening in credit terms.
     During the three months ended November 30, 1999, the Company repurchased 252,000 shares of its common stock for $4.0 million. Approximately
3.4 million shares remain under a 6 million-share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company intends to continue repurchasing its common stock in 2000.
     The ratio of long-term liabilities to capital was 24.3% at November 30, 1999 and 22.4% at August 31, 1999. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factors contributing to the increase of this ratio was an additional $8.0 million borrowing under the revolving credit agreement in the North American segment and an increase of $2.0 million in long-term borrowings in the European segment to fund capital investment plans.
     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustment are recorded in the "accumulated other comprehensive income" account in stockholders' equity. The strengthening of the U.S. dollar during the three months ended November 30, 1999 decreased this account by $8.1 million.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in other business activities.
     Prior to January 1, 2000, the Company has been addressing Year 2000 compliance related to the following areas: enterprise-wide information systems; manufacturing equipment, lab equipment and technical infrastructure related information systems; remaining information systems and business critical and key suppliers.
     The Company has redesigned its business processes and implemented enterprise-wide information systems in North America and Europe. Hardware and software purchased and installed in conjunction with these systems are expected to provide Year 2000 compliance for business critical commercial applications. These systems, which are approximately 99% complete, were installed, tested and operating by November 30, 1999, at those locations which are relying on these enterprise-wide system implementations to address the Year 2000 issue. The Company's Year 2000 compliance is approximately 99% complete related to manufacturing and lab equipment. The Company is also currently addressing the remaining technical infrastructure areas, which have potential Year 2000 issues, primarily desktop computers, and miscellaneous non-business-critical desktop applications. The Year 2000 compliance related to these remaining areas was approximately 99% complete as of November 30, 1999.
     Throughout the year the Company has been communicating with its business-critical and key suppliers to determine the extent to which the Company may be vulnerable due to such suppliers' failure to correct their own Year 2000 issues. Currently, approximately 100% of the business-critical and key suppliers relative to manufacturing facilities and laboratories have confirmed their Year 2000 compliance.
     The aggregate anticipated cost paid to third parties and incurred for implementing the enterprise-wide information systems, and addressing Year 2000 issues in legacy information systems is approximately $16 million, with the majority of such cost relating to new enterprise-wide information technology systems and software, underlying system platforms, and personal computer workstations. The portion of such cost directly attributable to Year 2000 compliance is approximately $6 million. All Year 2000 costs paid to date have been primarily funded through operations. Information systems maintenance or modification costs, and costs directly attributable to Year 2000 remediation are expensed as incurred, while the cost of new software and equipment is capitalized and amortized over the assets' useful lives.
     Although the Company does not anticipate any material adverse effects related to the Year 2000, the Company's "most reasonably likely worst case scenario" would be the disruption to some aspects of its operations as a result of non-compliant systems utilized by unrelated third party entities such as governments, utility providers, and other businesses which were included in the review of business critical and key suppliers' Year 2000 readiness. This type of failure could result in the temporary inability of the Company to manufacture and distribute certain products. The Company expects that any such failure would be temporary, due to the Company's ability to purchase materials from various suppliers and the Company's ability to shift production among various plants. The impact on the Company's revenues, gross profit and net income due to the occurrence of the "most reasonably likely worst case scenario" cannot be estimated.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION


         The Company has completed its contingency planning and finalized its plan in November 1999 related to business-critical systems. However, in certain cases, especially global infrastructure failures related to utilities, core transportation systems, etc., there would be no practical alternative course of action available to the Company other than shifting production between plants.
         As of January 10, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors and service providers. The Company will continue to monitor these third party entities to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

CAUTIONARY STATEMENTS

          Statements in this report which are not historical facts are forward looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These "forward looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to the following:
         - Worldwide and regional economic, business and political conditions
         - Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah
         -   Fluctuations in prices of plastic resins and other raw materials
         -   Changes in customer demand and requirements

PART II - OTHER INFORMATION

         Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on December 9, 1999.

(b) The following Directors were elected at such annual meeting, each for a three-year term expiring in 2002:

                  Alan L. Ockene
                  Willard R. Holland
                  Dr. Peggy Gordon Elliott

         Continuing Class II Directors serving until the 2000 annual meeting of stockholders:

                  Robert A. Stefanko
                  Rene C. Rombouts
                  James S. Marlen

         Continuing Class III Directors serving until the 2001 annual meeting of stockholders:

                  Terry L. Haines
                  Dr. Paul Craig Roberts
                  James A. Karman

(c) The following matters were voted on at the annual meeting of stockholders:


                  (1)      Election of Class I Directors:


                  Director Name                      Votes For                  Abstentions
                  -------------------------------------------------------------------------
                  Alan L. Ockene                     23,326,609                 3,050,607
                  Willard R. Holland                 23,706,416                 2,670,800
                  Dr. Peggy Gordon Elliott           23,593,400                 2,783,816

                  (2) Proposal to approve the amendment of the 1991 Stock Incentive Plan:

                                                                                             Broker
                        Votes For            Votes Against          Abstentions            Non-Votes
                        ----------           -------------          -----------            ---------
                        17,876,715             5,107,744              172,620              3,220,137

                  (3) Ratification of the selection of independent accountants for the fiscal year ending August 31, 2000:

                                                                                             Broker
                        Votes For            Votes Against          Abstentions            Non-Votes
                        ----------           -------------          -----------            ---------
                        26,233,194              115,561                28,461                  0


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit
         Number            Exhibit
         -------           -------

                           4.1 Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to
                           Exhibit 4(k) to the Company's Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

                           4.2 Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to
                           Exhibit 4(l) to the Company's Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

                           4.3 Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company's Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

            27*            Financial Data Schedule.

         *Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

(b)      REPORTS ON FORM 8-K.

         No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date January 13, 2000              A. Schulman, Inc.
---------------------              ------------------
                                   (Registrant)






                                   /s/ R. A. Stefanko
                                   -----------------------------------
                                   R. A. Stefanko, Executive Vice President-
                                   Finance & Administration (Signing on behalf
                                   of Registrant as a duly authorized officer
                                   of Registrant and signing as the Principal
                                   Financial Officer of Registrant)