Form 10-Q
period 2000-02-29
SCHULMAN A INC
filed 2000-04-14
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

          /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended February 29, 2000 or
                                          -----------------

          / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from             to
                                          -----------     -------------
           Commission file number: 0-7459
                                   -------


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

      Number of common shares outstanding as of March 31, 2000 - 30,032,822

                                A. SCHULMAN, INC.
                      STATEMENT OF CONSOLIDATED NET INCOME

                      (In Thousands except per share data)

                                         For the three months ended    For the six months ended
                                         --------------------------    ------------------------
                                          February 29,  February 28,  February 29,  February 28,
                                             2000          1999          2000          1999
                                             ----          ----          ----          ----
                                                 Unaudited                   Unaudited
                                               -------------               -------------
Net sales                                 $ 248,088     $ 235,198     $ 521,773     $ 493,844
Interest and other income
        (Note 6)                              3,200         1,111         5,028         1,762
                                          ---------     ---------     ---------     ---------
                                            251,288       236,309       526,801       495,606
                                          ---------     ---------     ---------     ---------
Cost and expenses:

        Cost of goods sold                  207,157       195,706       433,965       404,902
        Selling, general and
                 administrative expense      25,870        25,205        53,520        52,230
        Interest expense                      1,393           793         3,058         1,623
        Foreign currency transaction
                 losses (gain)                  764           (87)          119           722
        Minority interest                       415           382           960           703
                                          ---------     ---------     ---------     ---------
                                            235,599       221,999       491,622       460,180
                                          ---------     ---------     ---------     ---------
Income before taxes                          15,689        14,310        35,179        35,426
Provision for income taxes                    5,955         5,670        13,503        13,968
                                          ---------     ---------     ---------     ---------
Net income                                    9,734         8,640        21,676        21,458
Less: Preferred stock dividends                 (13)          (13)          (27)          (27)
                                          ---------     ---------     ---------     ---------
Net income applicable to
        common stock                      $   9,721     $   8,627     $  21,649     $  21,431
                                          =========     =========     =========     =========
Weighted average number of
        shares outstanding
                 Basic                       30,561        31,982        30,776        32,135
                 Diluted                     30,561        32,006        30,776        32,147

Basic and diluted earnings per
        common share (Note 6):            $    0.32     $    0.27     $    0.70     $    0.67
                                           =========     =========     =========     =========


          The accompanying notes are an integral part of the consolidated financial statements

                                A. SCHULMAN, INC.
                           CONSOLIDATED BALANCE SHEET

                                (In Thousands)

                                                   February 29,      August 31,
                                                      2000              1999
                                                   ------------      ----------
         Assets                                             Unaudited
                                                            ---------
Current assets:
   Cash and cash equivalents                       $     31,857      $   56,836
   Marketable securities at fair value                    2,512               -
   Accounts receivable, less allowance
      for doubtful accounts of $4,625 at
      February 29, 2000 and $3,678 at
      August 31, 1999                                   180,037         159,840
   Inventories, average cost or market,
      whichever is lower                                186,834         171,454
   Prepaids, including tax effect of
      temporary differences                              22,155          19,966
                                                   ------------      ----------
         Total current assets                           423,395         408,096

Other assets:
   Cash surrender value of life insurance                   491             484
   Deferred charges, etc., including tax effect
      of temporary differences                           20,235          22,604
                                                   ------------      ----------
                                                         20,726          23,088

Property, plant and equipment, at cost:
   Land and improvements                                  9,607           9,982
   Buildings and leasehold improvements                  76,803          78,038
   Machinery and equipment                              227,456         228,803
   Furniture and fixtures                                24,166          24,162
   Construction in progress                               7,172           7,838
                                                   ------------      ----------
                                                        345,204         348,823

   Accumulated depreciation and investment grants
      of $958 at February 29, 2000 and
      $230 at August 31, 1999                           191,900         188,480
                                                   ------------      ----------
                                                        153,304         160,343
                                                   ------------      ----------

                                                   $    597,425      $  591,527
                                                   ============      ==========

          The accompanying notes are an integral part of the consolidated financial statements

                               A. SCHULMAN, INC.
                          CONSOLIDATED BALANCE SHEET

                               (In Thousands)

                                                            February 29,   August 31,
                                                               2000           1999
                                                            -----------    ----------
                                                                    Unaudited
                                                                    ----------
   Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                             $   7,713     $  10,721
   Accounts payable                                             70,212        64,402
   U.S. and foreign income taxes payable                         5,235         6,721
   Accrued payrolls, taxes and related benefits                 17,797        19,180
   Other accrued liabilities                                    18,587        16,792
                                                            -----------    ----------
      Total current liabilities                                119,544       117,816

Long-term debt                                                  83,924        65,000

Other long-term liabilities                                     38,396        37,696

Deferred income taxes                                           11,080        11,375

Minority interest                                                3,753         3,394

Stockholders' equity
   Preferred stock, 5% cumulative, $100
      par value, authorized, issued and
      outstanding - 10,567 shares at February 29,
      2000 and 10,689 shares at August 31, 1999                  1,056         1,069
         Special stock 1,000,000 shares authorized
            none outstanding                                      --            --
         Common stock, $1 par value Authorized -
            75,000,000 shares Issued -
            38,381,017 shares at February 29,
            2000 and August 31, 1999                            38,381        38,381
         Other capital                                          46,694        46,694
         Accumulated other comprehensive income                (32,239)      (17,191)
         Retained earnings                                     441,442       427,880
         Treasury stock, at cost, 8,241,695 shares at
                  February 29, 2000 & 7,250,862 shares at
                  August 31, 1999                             (152,636)     (138,291)
         Unearned stock grant compensation                      (1,970)       (2,296)
                                                            -----------    ----------
                           Common stock equity                 339,672       355,177
                                                            -----------    ----------
                           Total stockholders' equity          340,728       356,246
                                                            -----------    ----------
                                                             $ 597,425     $ 591,527
                                                            ===========    ==========

          The accompanying notes are an integral part of the consolidated financial statements

                               A. SCHULMAN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)

                                                                           For the six months ended,
                                                                     -------------------------------------
                                                                     February 29, 2000   February 28, 1999
                                                                     -----------------   -----------------
                                                                                   Unaudited
                                                                                   ---------

Provided from (used in) operations
         Net income                                                        $ 21,676           $ 21,458
         Items not requiring the current use of cash:
                  Depreciation                                               11,471             10,643
                  Securities from insurance demutualization                  (2,512)               -
                  Non-current deferred taxes                                  1,748                228
                  Foreign pension and other deferred compensation             1,314              1,432
                  Postretirement benefit obligation                             787                532
         Changes in working capital:
                  Accounts receivable                                       (33,332)           (28,037)
                  Inventories                                               (22,516)            (7,750)
                  Prepaids                                                   (3,029)             4,302
                  Accounts payable                                           14,692             11,048
                  Income taxes                                               (1,240)             3,249
                  Accrued payrolls and other accrued liabilities              2,205              4,007
         Changes in other assets and other
                  long-term liabilities                                       1,417             (6,300)
                                                                           --------             -------
                           Net cash provided from (used in)
                           operating activites                               (7,319)            14,812
                                                                           --------             -------
Provided from (used in) investing activites:
         Expenditures for property, plant and equipment                      (9,894)           (16,072)
         Disposals of property, plant and equipment                             739                318
                                                                           --------             -------
                           Net cash used in investing activites              (9,155)           (15,754)
                                                                           --------             -------
Provided from (used in) financing activities:
         Cash dividends paid                                                 (8,114)            (7,722)
         Notes payable                                                       (3,011)               900
         Long-term debt                                                      19,018             20,000
         Minority interest                                                      360               (648)
         Purchase of preferred stock                                            (12)                --
         Purchase of treasury stock                                         (14,345)           (23,984)
         Foreign investments grants                                             820                 --
                                                                           --------             -------
                           Net cash used in financing activities             (5,284)           (11,454)
                                                                           --------             -------
Effect of exchange rate changes on cash                                      (3,221)              (195)
                                                                           --------             -------
Net decrease in cash and cash equivalents                                   (24,979)           (12,591)
Cash and cash equivalents at beginning of period                             56,836             60,766
                                                                           --------             -------
Cash and cash equivalents at end of period                                 $ 31,857           $ 48,175
                                                                           ========             =======


          The accompanying notes are an integral part of the consolidated financial statements

                                A. SCHULMAN, INC.
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) The results of operations for the six months ended February 29, 2000 are not necessarily indicative of the results expected for the year ended August 31, 2000.

(2) The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $13,071,000 at February 29, 2000 and $39,705,000 at August 31, 1999.

(4) A summary of the stockholders' equity section for the six months ended February 29, 2000 and 1999 is as follows:


                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                       ------------------------------------

                                                                                   ACCUMULATED OTHER  UNEARNED STOCK     TOTAL
                                          COMMON        OTHER        RETAINED        COMPREHENSIVE        GRANT      COMPREHENSIVE
                                           STOCK       CAPITAL       EARNINGS           INCOME        COMPENSATION       INCOME
                                           -----       -------       --------        -------------    ------------    -----------
Balance-September 1, 1999                   $38,381      $46,694       $427,880      $(17,191)        $(2,296)
Comprehensive income
   Net Income                                                            21,676
   Foreign currency
     translation loss                                                                 (14,932)
   Unrealized holding loss
      on securities, net of tax of $61                                                   (116)
        Total Comprehensive                                                                                            $ 6,628
          income                                                                                                       =======
Dividends paid or accrued:
     Preferred                                                              (27)
     Common, $.26 per share                                              (8,087)
Amortization of
     restricted stock                                                                                     326
                                            -------      -------       --------      ---------        --------
Balance-February 29, 2000                   $38,381      $46,694       $441,442      $(32,239)        $(1,970)
                                            =======      =======       ========      =========        ========


Balance-September 1, 1998                   $38,347      $45,778       $395,746       $(8,917)        $(1,994)
Comprehensive income
   Net Income                                                            21,458
   Foreign currency
     translation loss                                                                  (2,113)
         Total Comprehensive                                                                                           $19,345
           income                                                                                                      =======
Dividends paid or accrued:
     Preferred                                                              (27)
     Common, $.24 per share                                              (7,756)
Amortization of
     restricted stock                                                                                     321
                                            -------      -------       --------      ---------        --------
Balance-February 28, 1999                   $38,347      $45,778       $409,421      $(11,030)        $(1,673)
                                            =======      =======       ========      =========        ========

(5) During the six months ended February 29, 2000, the Company repurchased 991,000 shares of its common stock for $14,345,000. Subject to market conditions, the Company intends to continue repurchasing its common stock in 2000.

(6) Other income for the three months ended February 29, 2000 includes pre-tax income of $2,689,000 relating to consideration received due to demutualization of an insurance carrier in North America. Other income for the six months ended February 29, 2000, includes pre-tax of $2,689,000 relating to consideration received due to demutualization of an insurance carrier in North America and pre-tax income of $1,211,000 from an insurance settlement resulting from an equipment problem at a North American facility.

(7) A summary of the other comprehensive income section for the three months ended February 29, 2000 and 1999 and six months ended February 29, 2000 and 1999 is as follows:


                                  For the three months ended          For the six months ended
                                ------------------------------      ----------------------------
     (In Thousands)             February 29,      February 28,      February 29,    February 28,
                                   2000              1999              2000             1999
                                ------------      ------------      ------------    ------------
                                          Unaudited                           Unaudited
                                         -----------                         -----------
Net Income                      $     9,734       $      8,640      $     21,676    $     21,458

Other comprehensive income:
  Foreign currency
    translation adjustment           (6,825)             8,517           (14,932)         (2,113)
  Unrealized investment loss,                              -                                 -
    net of tax of $61                  (116)               -                (116)            -
                                ------------      ------------      ------------    ------------

Comprehensive income            $     2,793       $     17,157      $      6,628    $     19,345
                                ============      ============      ============    ============

(8) The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

                               A. SCHULMAN, INC.
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)                                North
                                             America              Europe             Other             Consolidated
                                           -----------          ----------         ---------         ----------------
Three months ended February 29, 2000

Sales to unaffiliated customers             $ 105,253            $ 142,835              -             $      248,088
                                           -----------          ----------         ---------         ----------------
Gross Profit                                $  14,397            $  26,534              -             $       40,931
                                           -----------          ----------         ---------         ----------------
Operating income (Note 6)                   $   4,108            $  12,781              -             $       16,889

Interest expense, net                             -                    -            $ (1,200)         $       (1,200)
                                           -----------          ----------         ---------         ----------------
Income before taxes                         $   4,108            $  12,781          $ (1,200)         $       15,689
                                           -----------          ----------         ---------         ----------------

Three months ended February 28, 1999

Sales to unaffiliated customers             $ 101,234            $ 133,964               -            $      235,198
                                           -----------          ----------         ---------         ----------------
Gross Profit                                $  16,151            $  23,341               -            $       39,492
                                           -----------          ----------         ---------         ----------------
Operating income                            $   3,672            $  11,060               -            $       14,732

Interest expense, net                             -                    -            $   (422)         $         (422)
                                           -----------          ----------         ---------         ----------------
Income before taxes                         $   3,672            $  11,060          $   (422)         $       14,310
                                           -----------          ----------         ---------         ----------------

Six months ended February 29, 2000

Sales to unaffiliated customers             $ 221,609            $ 300,164               -            $      521,773
                                           -----------          ----------         ---------         ----------------
Gross Profit                                $  30,960            $  56,848               -            $       87,808
                                           -----------          ----------         ---------         ----------------
Operating income (Note 6)                   $   8,453            $  28,960               -            $       37,413

Interest expense, net                             -                    -            $ (2,234)         $       (2,234)
                                           -----------          ----------         ---------         ----------------
Income before taxes                         $   8,453            $  28,960          $ (2,234)         $       35,179
                                           -----------          ----------         ---------         ----------------

Six months ended February 28, 1999

Sales to unaffiliated customers             $ 207,197            $ 286,647               -            $      493,844
                                           -----------          ----------         ---------         ----------------
Gross Profit                                $  35,053            $  53,889               -            $       88,942
                                           -----------          ----------         ---------         ----------------
Operating income                            $  10,157            $  25,874               -            $       36,031

Interest expense, net                             -                    -            $   (605)         $         (605)
                                           -----------          ----------         ---------         ----------------
Income before taxes                         $  10,157            $  25,874          $   (605)         $       35,426
                                           -----------          ----------         ---------         ----------------

(9) The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales for the three months ended February 29, 2000 were $248.1 million, an increase of 5.5% over sales of $235.2 million for the comparable period in 1999. For the six month period, net sales increased $27.9 million or 5.7% over the comparable period last year. A comparison of net sales by business segment for the three months and six months ended February 29, 2000 and February 28, 1999 is as follows:

                             (In Thousands)                         (In Thousands)
                           Three Months Ended                      Six Months Ended
                           ------------------                      ----------------
                    Feb. 29,     Feb. 28,                   Feb. 29,    Feb. 28,
                     2000          1999      Increase        2000         1999     Increase
                     ----          ----      --------        ----         ----     --------
Europe             $142,835     $133,964      $8,871       $300,164     $286,647    $13,517
North America       105,253      101,234       4,019        221,609      207,197     14,412
                   --------     --------     -------       --------     --------    -------
                   $248,088     $235,198     $12,890       $521,773     $493,844    $27,929
                   ========     ========     =======       ========     ========    =======

      The translation effect of foreign currencies decreased sales by $19.2 million for the quarter and $35.2 million for the six month period ended February 29, 2000.

      Worldwide tonnage was up 7.8% for the quarter and 8.3% for the six months. Tonnage was up 10.2% in Europe and 4.7% in North America for the quarter and 11.7% in Europe and 3.9% in North America for the six month period.

      Gross margins on sales for the quarter were 16.5% compared with 16.8% for the same quarter last year. Gross margins on sales for the six months ended February 29, 2000 were 16.8% compared with 18.0% for the same period last year. The decreases in margins are primarily due to a significant increase in resin prices and competitive price pressures. A comparison of gross margin by business segment for the three month and six month periods ended February 29, 2000 and February 28, 1999 is as follows:

                             (In Thousands)                       (In Thousands)
                           Three Months Ended                    Six Months Ended
                           ------------------                    ----------------
                    Feb. 29,     Feb. 28,   Increase       Feb. 29,    Feb. 28,   Increase
                      2000        1999     (Decrease)        2000       1999     (Decrease)
                      ----        ----     ----------        ----       ----     ----------
Europe             $26,534       $23,341     $3,193        $56,848     $53,889      $2,959
North America       14,397        16,151     (1,754)        30,960      35,053      (4,093)
                    ------        ------     -------        ------      ------      -------
                   $40,931       $39,492     $1,439        $87,808     $88,942     $(1,134)
                   =======       =======     ======        =======     =======     ========

      Selling, general and administrative expenses increased $0.7 million or 2.6% for the quarter and $1.3 million or 2.5% for the six month period. The increase is attributable primarily to the North American segment due to higher compensation and the opening of new color and product development centers in 1999.

      Interest expense increased in 2000 due to higher levels of borrowing incurred to support the Company's stock repurchase program and working capital requirements.

      Foreign currency transaction losses were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the loss relates to the strengthening of the U.S. dollar at the Company's Canadian subsidiary.

         Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the Company.

         A comparison of pre-tax income by business segment for the three months and six months ended February 29, 2000 and February 28, 1999 is as follows:


                                                       (In Thousands)

                                            For the three months ended February 29 and 28,

                                     2000                                               1999
                ------------------------------------------------  -------------------------------------------------
                                            Net                                              Net
                 Operating                Interest    Pretax        Operating               Interest     Pretax        Increase
                   Income                 Expense      Income       Income                 Expense        Income     (Decrease)
                 -----------              --------    --------      ---------              ---------     -------     ----------
INCOME
------
Europe               $12,781     75.7%                  $12,781       $11,060     75.1%                   $11,060        $1,721
N. America (Note 6)    4,108     24.3%                    4,108         3,672     24.9%                     3,672           436
Interest
  exp., net                                 ($1,200)     (1,200)                                ($422)       (422)         (778)
                ------------- --------- ------------ -----------  ------------ --------- -------------  ----------- -------------
                     $16,889    100.0%      ($1,200)    $15,689       $14,732    100.0%         ($422)    $14,310        $1,379
                ============= ========= ============ ===========  ============ ========= =============  =========== =============

                                             For the six months ended February 29 and 28,

                                     2000                                               1999
                ------------------------------------------------  -------------------------------------------------
                                            Net                                              Net
                 Operating                Interest    Pretax        Operating               Interest     Pretax        Increase
                   Income                 Expense      Income       Income                 Expense        Income     (Decrease)
                 -----------              --------    --------      ---------              ---------     -------     ----------
INCOME
------
Europe               $28,960     77.4%                  $28,960       $25,874     71.8%                    $25,874        $3,086
N. America (Note 6)    8,453     22.6%                    8,453        10,157     28.2%                     10,157        (1,704)
Interest
  exp., net                                 ($2,234)     (2,234)                                ($605)        (605)       (1,629)
                ------------- --------- ------------ -----------  ------------ --------- -------------  ----------- -------------
                     $37,413    100.0%      ($2,234)    $35,179       $36,031    100.0%         ($605)     $35,426         ($247)
                ============= ========= ============ ===========  ============ ========= =============  =========== =============

         Net income for the three months ended February 29, 2000 includes income of $1,748,000 or $.05 per share from consideration received due to the demutualization of an insurance carrier in North America. Net income for the six months ended February 29, 2000 includes the aforementioned gain and a net gain of $787,000 or $.02 per share from the settlement of an insurance claim resulting from equipment problems at one of our North American manufacturing facilities.

         The effective tax rate for the quarters ended February 29, 2000 and February 28, 1999 was 38.0% and 39.6% respectively. The effective tax rate for the six months ended Feb. 29, 2000 and Feb. 28, 1999 was 38.4% and 39.4% respectively. The 2000 rates were lower primarily because of a reduction in certain European tax rates.

         The translation effect of foreign currencies decreased net income by $0.9 million or $.03 per share for the quarter and $1.8 million or $.06 per share for the six month period.

         Europe's operating income of $12.8 million for the quarter was up 16% from the same period last year. For the six month period, European operating income was up $3.1 million or 12%. European volume was up 10% for the quarter and 12% for the six month period. Capacity utilization in Europe was 85% for the quarter and 87% for the six month period. Profit margins were up modestly for the quarter and approximately the same for the six month period.

         North American operating income for the quarter was $1.4 million down 38.6% from the same period last year, excluding $2.7 million of income from the demutualization of an insurance carrier. North American capacity utilization for the quarter improved to 83% from 81% last year, but profit margins declined from 16.0% to 13.7% due to higher cost of plastic resins and competitive price pressures.

         There has been a significant increase in plastic resin prices over the past year due to an increase in oil prices and strong demand throughout world markets. Due to competitive pressures, it has been extremely difficult to pass on these increases to customers through higher selling prices. The Company has had recent success in raising prices, but expects continued upward pricing pressures for resins used in its products for the balance of the fiscal year.

         Order levels are good, especially in Europe and the Company anticipates volume gains throughout its operations. But there will be continuing pressure on margins and an adverse translation effect from the Euro during the second half of the fiscal year.

MATERIAL CHANGES IN FINANCIAL CONDITION

         As of February 29, 2000, the current ratio was 3.5:1 and working capital was $304 million. Marketable securities relating to the demutualization of an insurance carrier in North America accounted for $2.5 million of the increase in working capital at February 29, 2000. Accounts receivable increased $20.2 million at February 29, 2000 from the previous year ended August 31, 1999. The increase is primarily attributable to higher sales and a slight increase in the number of days sales outstanding due to some lengthening in credit terms.

         During the six months ended February 29, 2000, the Company repurchased 991,000 shares of its common stock for $14.4 million. Approximately 2.7 million shares remain under a 6 million-share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company intends to continue repurchasing its common stock in 2000.

         The ratio of long-term liabilities to capital was 26.4% at February 29, 2000 and 22.4% at August 31, 1999. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factor contributing to the increase was an additional $17.0 million borrowing under the revolving credit agreement in North America to fund share repurchases.

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in "accumulated other comprehensive income" account in stockholders' equity. The strengthening of the U.S. dollar during the six months ended February 29, 2000 decreased this account by $14.9 million.

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000

         The Company experienced no significant interruptions to its normal operations at the start of calendar year 2000. The Company completed the modification of its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company utilized both its in-house staff as well as outside resources to modify its systems. The Company's total cost of modifying its computer software applications and systems to be Year 2000 compliant was approximately $6 million. These amounts have been funded from operating cash flow. As of April 5, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors and service providers. The Company will continue to monitor these third party entities to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

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




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER           EXHIBIT
         -------          -------
         10.1*            Employment Agreement dated December 9, 1999, between
                          the Registrant and Alain C. Adam (replacing
                          Employment Agreement dated January 31, 1996).

         27 Financial Data Schedule (Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.)

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


Date: April 14, 2000            A. Schulman, Inc.
--------------------            -----------------
                                  (Registrant)


                             /s/ R. A. Stefanko
                             -----------------------------------
                             R. A. Stefanko, Executive Vice President- Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)