Form 10-Q
period 2000-05-31
SCHULMAN A INC
filed 2000-07-17
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended May 31, 2000 or

         / / Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number: 0-7459
                                -------


                                A. Schulman, Inc.
 ------------------------------------------------------------------------------
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


                                 (330) 666-3751
 ------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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

         Number of common shares outstanding as of June 30, 2000 - 29,498,222

                                A. SCHULMAN, INC.
                      STATEMENT OF CONSOLIDATED NET INCOME

                      (In Thousands except per share data)


                                                               For the three months ended               For the nine months ended
                                                             ------------------------------           -----------------------------
                                                               May 31,             May 31,             May 31,             May 31,
                                                                2000                1999                 2000                1999
                                                              ---------           ---------           ---------           ---------
                                                                        Unaudited                               Unaudited
                                                                        ---------                               ---------
Net sales                                                     $ 275,265           $ 250,450           $ 797,038           $ 744,294
Interest and other income (Note 6)                                  915                 501               5,943               2,263
                                                              ---------           ---------           ---------           ---------
                                                                276,180             250,951             802,981             746,557
                                                              ---------           ---------           ---------           ---------

Cost and expenses:
      Cost of goods sold                                        232,679             205,186             666,644             610,088
      Selling, general and
           administrative expense                                25,690              26,127              79,210              78,357
      Interest expense                                            1,608                 914               4,666               2,538
      Foreign currency transaction
           losses (gain)                                           (153)               (109)                (34)                613
      Minority interest                                             466                 558               1,426               1,260
                                                              ---------           ---------           ---------           ---------
                                                                260,290             232,676             751,912             692,856
                                                              ---------           ---------           ---------           ---------
Income before taxes                                              15,890              18,275              51,069              53,701

Provision for income taxes                                        6,538               6,978              20,041              20,946
                                                              ---------           ---------           ---------           ---------

Net income                                                        9,352              11,297              31,028              32,755

Less: Preferred stock dividends                                     (13)                (13)                (40)                (40)
                                                              ---------           ---------           ---------           ---------

Net income applicable to
      common stock                                            $   9,339           $  11,284           $  30,988           $  32,715
                                                              =========           =========           =========           =========

Weighted average number of
      shares outstanding:
           Basic                                                 29,915              31,286              30,489              31,852
           Diluted                                               29,915              31,286              30,489              31,860

Basic and diluted earnings per
      common share (Note 6)                                   $    0.32           $    0.36           $    1.02           $    1.03
                                                              =========           =========           =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
                           CONSOLIDATED BALANCE SHEET

                                 (In Thousands)


                                                                    May 31,                August 31,
                                                                      2000                    1999
                                                                    --------               ----------
      Assets                                                                    Unaudited
                                                                                ---------
Current assets:
      Cash and cash equivalents                                     $ 37,629               $ 56,836
      Accounts receivable, less allowance
           for doubtful accounts of $5,063 at
           May 31, 2000 and $3,678 at
           August 31, 1999                                           185,154                159,840
      Inventories, average cost or market,
           whichever is lower                                        184,805                171,454
      Prepaids, including tax effect of
           temporary differences                                      21,518                 19,966
                                                                    --------               --------
                Total current assets                                 429,106                408,096

Other assets:
      Cash surrender value of life insurance                             486                    484
      Deferred charges, etc., including tax effect
           of temporary differences                                   18,988                 22,604
                                                                    --------               --------
                                                                      19,474                 23,088

Property, plant and equipment, at cost:
      Land and improvements                                            9,497                  9,982
      Buildings and leasehold improvements                            76,287                 78,038
      Machinery and equipment                                        226,300                228,803
      Furniture and fixtures                                          23,643                 24,162
      Construction in progress                                        10,513                  7,838
                                                                    --------               --------
                                                                     346,240                348,823
      Accumulated depreciation and investment grants
           of $992 at May 31, 2000 and
           $230 at August 31, 1999                                   192,478                188,480
                                                                    --------               --------
                                                                     153,762                160,343
                                                                    --------               --------
                                                                    $602,342               $591,527
                                                                    ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
                           CONSOLIDATED BALANCE SHEET

                                 (In Thousands)


                                                                          May 31,           August 31,
                                                                           2000                1999
                                                                         ---------          ----------
      Liabilities and Stockholders' Equity                                          Unaudited
                                                                                    ---------
Current liabilities:
      Notes payable                                                       $  6,200          $ 10,721
      Current portion of long-term debt                                        275               -
      Accounts payable                                                      79,363            64,402
      U.S. and foreign income taxes payable                                  6,014             6,721
      Accrued payrolls, taxes and related benefits                          21,260            19,180
      Other accrued liabilities                                             20,684            16,792
                                                                          --------          --------
                Total current liabilities                                  133,796           117,816

Long-term debt                                                              81,730            65,000

Other long-term liabilities                                                 38,437            37,696

Deferred income taxes                                                       10,438            11,375

Minority interest                                                            4,219             3,394

Stockholders' equity:
      Preferred stock, 5% cumulative, $100
           par value, authorized, issued and
           outstanding - 10,567 shares at May 31,
           2000 and 10,689 shares at August 31, 1999                         1,056             1,069
      Special stock 1,000,000 shares authorized
           none outstanding                                                    -                 -
      Common stock, $1 par value
           Authorized - 75,000,000 shares
           Issued - 38,381,017 shares at May 31,
                2000 and August 31, 1999                                    38,381            38,381
      Other capital                                                         46,694            46,694
      Accumulated other comprehensive income                               (40,082)          (17,191)
      Retained earnings                                                    446,706           427,880
      Treasury stock, at cost, 8,605,795, shares at May 31,
           2000 & 7,250,862 shares at August 31, 1999                     (157,225)         (138,291)
      Unearned stock grant compensation                                     (1,808)           (2,296)
                                                                          --------          --------
                Common stock equity                                        332,666           355,177
                                                                          --------          --------
                Total stockholders' equity                                 333,722           356,246
                                                                          --------          --------
                                                                          $602,342          $591,527
                                                                          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)


                                                                               For the nine months ended,
                                                                             --------------------------------
                                                                             May 31, 2000        May 31, 1999
                                                                             ------------        ------------
                                                                                        Unaudited
                                                                                        ---------
Provided from (used in) operations:
      Net income                                                              $  31,028           $  32,755
      Items not requiring the current use of cash:
           Depreciation                                                          16,895              15,988
           Non-current deferred taxes                                              (291)                378
           Foreign pension and other deferred compensation                        1,958               2,103
           Postretirement benefit obligation                                      1,185                 890
      Changes in working capital:
           Accounts receivable                                                  (45,280)            (29,654)
           Inventories                                                          (23,909)             (7,018)
           Prepaids                                                              (2,476)              2,615
           Accounts payable                                                      28,514              20,012
           Income taxes                                                            (298)             (1,478)
           Accrued payrolls and other accrued liabilities                         8,558               5,353
      Changes in other assets and other
           long-term liabilities                                                  2,190              (5,581)
                                                                              ---------           ---------
                Net cash provided from operating
                activities                                                       18,074              36,363
                                                                              ---------           ---------

Provided from (used in) investing activities:
      Expenditures for property, plant and equipment                            (17,799)            (28,554)
      Disposals of property, plant and equipment                                    488                 375
                                                                              ---------           ---------
                Net cash used in investing activities                           (17,311)            (28,179)
                                                                              ---------           ---------

Provided from (used in) financing activities:
      Cash dividends paid                                                       (12,202)            (11,638)
      Notes payable                                                              (4,464)             11,176
      Long-term debt                                                             17,108              22,000
      Minority interest                                                             826                 (90)
      Purchase of preferred stock                                                   (12)                -
      Purchase of treasury stock                                                (18,935)            (32,838)
      Foreign investment grants                                                     889                 -
                                                                              ---------           ---------
                Net cash used in financing activities                           (16,790)            (11,390)
                                                                              ---------           ---------

Effect of exchange rate changes on cash                                          (3,180)             (3,197)
                                                                              ---------           ---------
Net decrease in cash and cash equivalents                                       (19,207)             (6,403)
Cash and cash equivalents at beginning of period                                 56,836              60,766
                                                                              ---------           ---------
Cash and cash equivalents at end of period                                    $  37,629           $  54,363
                                                                              =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The results of operations for the nine months ended May 31, 2000 are not necessarily indicative of the results expected for the year ended August 31, 2000.

(2) The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $18,780,000 at May 31, 2000 and $39,705,000 at August 31, 1999.

(4) A summary of the stockholders' equity section for the nine months ended May 31, 2000 and 1999 is as follows:


                      (In Thousands except per share data)
                      ------------------------------------

                                                                                   Accumulated                        Total
                                                                                     Other             Unearned       Compre-
                                       Common           Other        Retained      Comprehensive      Stock Grant     hensive
                                       Stock           Capital       Earnings        Income           Compensation    Income
                                       -----           -------       --------        ------           ------------    ------
Balance-September 1, 1999               $ 38,381       $46,694       $427,880       $(17,191)          $(2,296)
Comprehensive income
   Net Income                                                          31,028
   Foreign currency
     translation loss                                                                (22,891)
      Total Comprehensive
        income                                                                                                        $ 8,137
                                                                                                                      =======
Dividends paid or accrued:
   Preferred                                                              (40)
   Common, $.395 per share                                            (12,162)
Amortization of
   restricted stock                                                                                        488
                                        --------       -------       --------       --------           -------
Balance-May 31, 2000                    $ 38,381       $46,694       $446,706       $(40,082)          $(1,808)
                                        ========       =======       ========       ========           =======

Balance-September 1, 1998               $ 38,347       $45,778       $395,746       $ (8,917)          $(1,994)
Comprehensive income
   Net Income                                                          32,755
   Foreign currency
     translation loss                                                                (11,265)
      Total Comprehensive
        income                                                                                                        $21,490
                                                                                                                      =======
Dividends paid or accrued:
   Preferred                                                              (40)
   Common, $.365 per share                                            (11,690)
Amortization of
   restricted stock                                                                                        480
                                        --------       -------       --------       --------           -------
Balance-May 31, 1999                    $ 38,347       $45,778       $416,771       $(20,182)          $(1,514)
                                        ========       =======       ========       ========           =======

(5) During the nine months ended May 31, 2000, the Company repurchased 1,355,000 shares of its common stock for $18,935,000. Subject to market conditions, the Company intends to continue repurchasing its common stock in 2000.

(6) Other income for the nine months ended May 31, 2000, includes $3,900,000 in North America from consideration received due to the demutualization of an insurance carrier and the settlement of an insurance claim resulting from equipment problems at a facility in North America. Net income includes $2,535,000 or $.07 per share related to these events.

(7) A summary of the other comprehensive income section for the three months ended May 31, 2000 and 1999 and nine months ended May 31, 2000 and 1999 is as follows:


                                                  For the three months ended      For the nine months ended
                                                  --------------------------      -------------------------
                (In Thousands)                     May 31,         May 31,         May 31,        May 31,
                                                    2000            1999            2000           1999
                                                  --------         --------       --------        --------
                                                            Unaudited                    Unaudited
                                                            ---------                    ---------
Net Income                                        $  9,352         $ 11,297       $ 31,028        $ 32,755

Other comprehensive income:
      Foreign currency
           translation adjustment                   (7,959)          (9,152)       (22,891)        (11,265)
      Unrealized investment loss,
           net of tax of $61                           116              -              -               -
                                                  --------         --------       --------        --------

Comprehensive income                              $  1,509         $  2,145       $  8,137        $ 21,490
                                                  ========         ========       ========        ========


(8) The Company is engaged in the sale of plastic resins in various forms, which are used, as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

                               A. SCHULMAN, INC.
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(in thousands)                                      North
                                                   America      Europe       Other     Consolidated
                                                   -------      ------       -----     ------------
Three months ended May 31, 2000
Sales to unaffiliated customers                   $116,806     $158,459        --        $ 275,265
                                                  --------     --------     -------      ---------
Gross Profit                                      $ 15,195     $ 27,391        --        $  42,586
                                                  --------     --------     -------      ---------
Operating income                                  $  2,404     $ 14,732        --        $  17,136

Interest expense, net                                 --           --       $(1,246)     $  (1,246)
                                                  --------     --------     -------      ---------
Income before taxes                               $  2,404     $ 14,732     $(1,246)     $  15,890
                                                  --------     --------     -------      ---------

Three months ended May 31, 1999

Sales to unaffiliated customers                   $110,996     $139,454        --        $ 250,450
                                                  --------     --------     -------      ---------
Gross Profit                                      $ 18,322     $ 26,942        --        $  45,264
                                                  --------     --------     -------      ---------
Operating income                                  $  4,606     $ 14,241        --        $  18,847

Interest expense, net                                 --           --       $  (572)     $    (572)
                                                  --------     --------     -------      ---------
Income before taxes                               $  4,606     $ 14,241     $  (572)     $  18,275
                                                  --------     --------     -------      ---------

Nine months ended May 31, 2000

Sales to unaffiliated customers                   $338,415     $458,623        --        $ 797,038
                                                  --------     --------     -------      ---------
Gross Profit                                      $ 46,155     $ 84,239        --        $ 130,394
                                                  --------     --------     -------      ---------
Operating income (Note 6)                         $ 10,857     $ 43,692        --        $  54,549

Interest expense, net                                 --           --       $(3,480)     $  (3,480)
                                                  --------     --------     -------      ---------
Income before taxes                               $ 10,857     $ 43,692     $(3,480)     $  51,069
                                                  --------     --------     -------      ---------

Nine months ended May 31, 1999

Sales to unaffiliated customers                   $318,193     $426,101        --        $ 744,294
                                                  --------     --------     -------      ---------
Gross Profit                                      $ 53,375     $ 80,831        --        $ 134,206
                                                  --------     --------     -------      ---------
Operating income                                  $ 14,763     $ 40,115        --        $  54,878

Interest expense, net                                 --           --       $(1,177)     $  (1,177)
                                                  --------     --------     -------      ---------
Income before taxes                               $ 14,763     $ 40,115     $(1,177)     $  53,701
                                                  --------     --------     -------      ---------



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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

         Net sales for the three months ended May 31, 2000 were $275.2 million, an increase of 9.9% over sales of $250.5 million for the comparable period in 1999. For the nine month period, net sales increased $52.7 million or 7.1% over the comparable period last year.
         The translation effect of foreign currencies decreased sales by $18.6 million for the quarter and $53.9 million for the nine month period ended May 31, 2000.
         Worldwide tonnage was up 0.1% for the quarter and 5.3% for the nine months. Tonnage was up 2.6% in Europe and down 3.3% in North America for the quarter and up 8.4% in Europe and 1.4% in North America for the nine month period.
         Gross margins on sales for the quarter were 15.5% compared with 18.1% for the same quarter last year. Gross margins on sales for the nine months ended May 31, 2000 were 16.4% compared with 18.0% for the same period last year. The European segment margins were 17.3% compared with 19.3% for same three month period 1999 and 18.3% compared with 19.0% for the nine months ended May 31, 1999. The North American segment margins were 13.0% compared with 16.5% for same three month period in 1999 and 13.6% compared with 16.8% for the nine months ended May 31, 1999. The decreases in margins are primarily due to a significant increase in resin prices and competitive price pressures.
         A comparison of net sales and gross margin by business segment for the three month and nine month periods ended May 31, 2000 and May 31, 1999 is as follows:


                                         (In Thousands)                                       (In Thousands)
                                       Three Months Ended                                   Nine Months Ended
                                       ------------------                                   -----------------
                           May 31,          May 31,                             May 31,          May 31,
        Sales               2000             1999             Increase           2000              1999           Increase
        -----               ----             ----             --------           ----              ----           --------
Europe                   $158,459          $139,454            $19,005        $458,623          $426,101           $32,522
North America             116,806           110,996              5,810         338,415           318,193            20,222
                          -------           -------            -------        --------          --------           -------
                         $275,265          $250,450            $24,815        $797,038          $744,294           $52,744
                         ========          ========            =======        ========          ========           =======



                                         (In Thousands)                                       (In Thousands)
                                       Three Months Ended                                   Nine Months Ended
                                       ------------------                                   -----------------
                           May 31,          May 31,           Increase          May 31,          May 31,          Increase
    Gross Margin            2000             1999            (Decrease)          2000             1999           (Decrease)
    ------------            ----             ----            ----------          ----             ----           ----------
Europe                      $27,391           $26,942          $ 449           $ 84,239         $ 80,831           $3,408
North America                15,195            18,322         (3,127)            46,155           53,375           (7,220)
                            -------           -------         -------          --------         --------           -------
                            $42,586           $45,264        $(2,678)          $130,394         $134,206          $(3,812)
                            =======           =======        ========          ========         ========          ========

         Selling, general and administrative expenses decreased $0.4 million or 1.7% for the quarter and increased $0.9 million or 1.1% for the nine month period. The translation effect of foreign currencies decreased selling, general and administrative expenses by $1.5 million for the quarter and $5.0 million for the nine month period ended May 31, 2000. The nine month increase in North America is attributable to higher compensation and the opening of new color and product development centers in 1999. In Europe, expenses were higher due to expansion of sales efforts in new and existing locations and costs of implementation of ERP systems.
         Interest expense increased in 2000 due to higher levels of borrowing incurred for the Company's stock repurchase program and working capital requirements. In addition, interest rates increased over the year ago period.
         Foreign currency transaction losses for the nine month period ended
May 31, 1999 were primarily due to changes in the value of currencies, mainly in Canada and Indonesia.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


         Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the Company.
         A comparison of operating and pre-tax income by business segment for the three months and nine months ended May 31, 2000 and May 31, 1999 is as follows:


                                                      (In Thousands)

                                             For the three months ended May 31,
                                     2000                                               1999
                ------------------------------------------------    -------------------------------------------
                                            Net                                               Net
                 Operating                Interest     Pretax        Operating              Interest   Pretax         Increase
                   Income                 Expense      Income          Income                Expense   Income        (Decrease)
                 ---------               ---------     ---------    ----------              ---------  -------       ----------
Income
------
Europe            $14,732     86.0%                     $14,732      $14,241     75.6%                 $14,241          $491
N. America          2,404     14.0%                       2,404        4,606     24.4%                   4,606        (2,202)
Interest
  exp., net                               ($1,246)       (1,246)                             ($572)       (572)         (674)
                 ---------   ------      ---------      --------     --------   ------       -------   --------      --------
                  $17,136    100.0%       ($1,246)      $15,890      $18,847    100.0%       ($572)    $18,275       $(2,385)
                 ========    =====       =========      ========     ========   ======       =======   ========      ========


                                             For the nine months ended May 31,
                                     2000                                               1999
                ------------------------------------------------    ------------------------------------------
                                            Net                                               Net
                 Operating                Interest     Pretax        Operating              Interest   Pretax         Increase
                   Income                 Expense      Income          Income                Expense   Income        (Decrease)
                 ---------               ---------     ---------    ----------              ---------  -------       ----------
Income
------
Europe            $43,692     80.1%                     $43,692      $40,115     73.1%                 $40,115       $ 3,577
N. America         10,857     19.9%                      10,857       14,763     26.9%                  14,763        (3,906)
(Note 6)
Interest
  exp., net                               ($3,480)       (3,480)                             ($1,177)   (1,177)       (2,303)
                 ---------   ------      ---------      --------     --------   ------       -------   --------      --------
                  $54,549    100.0%       ($3,480)      $51,069      $54,878    100.0%       ($1,177)  $53,701       ($2,632)
                 ========    =====       =========      ========     ========   ======       =======   ========      ========

         Net income for the nine months ended May 31, 2000 includes $2,535,000 or $.07 per share from consideration received due to the demutualization of an insurance carrier in North America and the settlement of an insurance claim resulting from equipment problems at a North American facility.
         The effective tax rate for the quarters ended May 31, 2000 and May 31, 1999 was 41.1% and 38.2% respectively. The effective tax rate for the nine months ended May 31, 2000 and May 31, 1999 was 39.3% and 39.0% respectively. The 2000 rates were higher primarily because of a higher effective foreign tax rate which includes adjustments relating to tax loss carry forwards in Indonesia.
         The translation effect of foreign currencies decreased net income by $1.0 million or $.03 per share for the quarter and $2.9 million or $.09 per share for the nine month period.
         Europe's operating income of $14.7 million for the quarter was up 3% from the same period last year. For the nine month period, European operating income was up $3.6 million or 9%. Capacity utilization in Europe was 91% for the quarter and 87% for the nine month period. Profit margins were down from 19.3% to 17.3% for the quarter due to the higher resin prices and competitive price pressures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


         North American operating income for the quarter was $2.2 million, down 47.8% from the same period last year. For the nine month period, North American operating income was down $7.8 million or 52.8%, excluding $3.9 million of pre-tax income from the demutualization of an insurance carrier and an insurance settlement resulting from an equipment problem at a North American facility. North American capacity utilization for the quarter improved to 88% from 83% last year, but gross profit margins declined from 16.5% to 13.0% due to higher cost of plastic resins and competitive price pressures.
         The European operations have a strong level of orders extending into early fall. European economic conditions have improved throughout the fiscal year, but gross profit margins are lower due to continuing competitive price pressures. There has been some recent strengthening of the Euro, which should reduce a portion of the adverse effect from translation.
         Sales prices in North America have been increased and there were positive impacts on margins near the end of our third quarter. We believe prices of resins will level off by early fall and anticipate better margins in the months ahead. Our order level in North America is reasonably good, but we have noted some recent softening due to traditional seasonal slowing in automotive business during the summer months.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

         As of May 31, 2000, the current ratio was 3.2:1 and working capital was $295 million. Accounts receivable increased $25.3 million at May 31, 2000 from August 31, 1999. The increase is primarily attributable to higher sales.
         During the nine months ended May 31, 2000, the Company repurchased 1,355,000 shares of its common stock for $18.9 million. Approximately 2.3 million shares remain under a 6 million-share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company intends to continue repurchasing its common stock.
         The ratio of long-term liabilities to capital was 26.5% at May 31, 2000 and 22.4% at August 31, 1999. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factor contributing to the increase was an additional $17.0 million borrowing under the revolving credit agreement in North America, to fund share repurchases.
         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in the "accumulated other comprehensive income" account in stockholders' equity. The strengthening of the U.S. dollar during the nine months ended May 31, 2000 decreased this account by $22.9 million.
         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

CAUTIONARY STATEMENTS
---------------------

     Statements in this report which are not historical facts are forward looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These "forward looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to the following:

     -    Worldwide and regional economic, business and political conditions
     - Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah
     -    Fluctuations in prices of plastic resins and other raw materials
     -    Changes in customer demand and requirements.

Part II - Other Information
---------------------------

     Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         Exhibit
         Number            Exhibit
         ------            -------
         27                Financial  Data  Schedule  (Filed  only in
                           electronic format pursuant to Item 601 (b)(27) of Regulation S-K.)

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 17, 2000               A. Schulman, Inc.
-------------------               ------------------
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