Form 10-K
period 2000-08-31
SCHULMAN A INC
filed 2000-11-27
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-K


(Mark One)

         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended August 31, 2000 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ___________ to _____________.

         Commission File No. 0-7459

                                A. SCHULMAN, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                         34-0514850
-----------------------------------         ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

  3550 WEST MARKET STREET, AKRON, OHIO                    44333
---------------------------------------     ------------------------------------
(Address of Principal Executive Offices)               (ZIP Code)

Registrant's telephone number, including area code: (330) 666-3751

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

                      [Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 18, 2000: $311,762,824.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

29,239,922 Shares of Common Stock, $1.00 Par Value, at October 18, 2000.


                                  DOCUMENTS INCORPORATED BY REFERENCE

                                                            Part of Form 10-K
Document                                                  In Which Incorporated
--------                                                  ---------------------

Portions of the Registrant's Notice
of Annual Meeting and Proxy Statement
Dated November 10, 2000                                        III and IV

Portions of the Registrant's 2000
Annual Report to Stockholders                                   I and II

Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 10, 2000 shall be deemed incorporated by reference herein.

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

BUSINESS ACTIVITIES

         The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company's laboratories and are manufactured in the Company's fourteen plastics compounding plants in North America, Europe and Asia. Customers for the Company's plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.
         The Company's plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment, and agriculture. These compounds are used in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grilles, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, capacitor housings and wire and cable insulation for power generation, distribution and control systems; in the office equipment industry for such products as cases and housings for computers, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings and protective film for plants and agricultural mulch.

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

         Polypur-Registered Trademark- is a reinforced and alloyed thermoplastic polyurethane that has impact resistance and molding properties for automotive applications such as exterior side moldings, grilles, body side moldings and other painted parts.

         Reflection Series-TM-, is a Surlyn-Registered Trademark- alloy manufactured by Dupont and color-styled by the Company. It is used as a replacement for painted applications which require durability.


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


                               POLYVINYL CHLORIDE

         The Company's PVC business is transacted under the name Polyvin-Registered Trademark- and involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company's thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company's Sunprene(R) compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications.

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

         The Company, through its European operations, acts as a distributor for several major resin producers which include BASF, Exxon Chemical, ATOFINA, Solvay, BP Amoco and Vestolit GmbH. The Company also acts as United States and Canadian distributor of Escorene-Registered Trademark-polypropylene resins and, in the United States, Escorene-Registered Trademark- roto-molding resins, both manufactured by Exxon Chemical. The Company also is a distributor in the United States and Canada for Exxon Chemical of polyethylene used in injection molding.

         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas for the last three years is set forth in Note 12 of the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company's principal foreign subsidiaries are as follows:

         N.V.A. Schulman Plastics, S.A., a Belgian subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and the Far East.

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

         A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, the Company purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 2000, this subsidiary purchased approximately 27% of the compounds manufactured in the Bornem, Belgium plant. Approximately 18% of the sales volume of A. Schulman GmbH during the same period was derived from the sale of plastic resins and compounds of Vestolit GmbH, BP Amoco, Exxon Chemical, Ticona and Solvay.

         A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for Exxon Chemical, Escorene polypropylene resin and polyethylene for injection molding. Its principal sales office is located in Toronto. Approximately 54% of its production is sold to customers in the United States with the remainder sold in Canada.

         A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

         A. Schulman, S.A., a French subsidiary, has six sales offices in France and is a distributor in France for ATOFINA and Appryl. A. Schulman, S.A. also acts as a merchant of plastic resins, and sells compounds manufactured by the Company's subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is also a Paris-based distributor for BASF and Solvay of certain plastic materials in France.

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

         A. Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of N.V. A. Schulman, S.A. This subsidiary manufactures and sells engineered compounds and concentrates for the Italian market. It also performs tolling services, sells manufacturing products of N.V. A. Schulman Plastics, S.A. and acts as a merchant of plastic resins in Italy.

         A. Schulman Plastics S.L., a Spanish subsidiary, is engaged primarily in distribution to the Spanish market through its offices located in Barcelona, Madrid and Valencia, Spain. This subsidiary also engages in merchant activities in Spain.

         A. Schulman Hungary Kft., a Hungarian subsidiary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by N.V. A. Schulman Plastics, S.A. in Belgium and by A. Schulman Plastics, S.A. in France. It also acts as a merchant of plastic resins in Hungary.

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

         The Company, through its wholly-owned subsidiary A. Schulman International, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. The other partner is P.T. Prima Polycon Indah.

EMPLOYEE INFORMATION

         As of August 31, 2000, the Company had approximately 984 employees in the United States and approximately 1,515 employees in its foreign operations. In October 2000 the Company announced its plan to terminate manufacturing at its Akron, Ohio plant. Upon such termination of manufacturing, the Company expects that it will have approximately 860 employees in the United States. More than 80% of the Company's hourly production employees are represented by various unions under collective bargaining agreements.

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

DEPENDENCE ON CUSTOMERS

         During the year ended August 31, 2000, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than, potentially, on a temporary basis.

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

ITEM 2. PROPERTIES

         The Company owns and operates eight plastics compounding plants in North America, five in Europe and one in Asia. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:





                           [CONTINUED ON NEXT PAGE]



                                                Approximate          Approximate
                                                 Capacity             Floor Area
Location                                         (lbs.)(1)          (Square Feet)
--------                                         -------            ------------
Akron, Ohio(2)                                  73,000,000            164,000(3)
Bellevue, Ohio(4)                               60,000,000(5)         160,000
Sharon Center, Ohio                             10,000,000            145,000(6)
Orange, Texas                                   43,000,000            145,000
Orange, Texas--Texas
    Polymer Services, Inc.                     145,000,000            182,000
Nashville, Tennessee                            81,000,000            138,000
San Luis Potosi, Mexico(7)                      42,000,000            147,000
Bornem, Belgium(8)                             136,000,000            367,000
Crumlin Gwent, South Wales                      79,000,000            106,000
Givet, France(9)                               120,000,000            187,000
St. Thomas, Ontario, Canada                     74,000,000            111,000
Kerpen, Germany(10)                             93,000,000            325,000
Surabaya, Indonesia (Joint Venture)             10,000,000             89,000
Milan, Italy(11)                                25,000,000            110,000
                                               -----------        -----------
                                               991,000,000          2,376,000
                                              ============        ===========

--------------------
(1) The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules which are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company's plants or the profitability of the plastic compounds produced.
(2) The Company has announced that it will terminate manufacturing at this facility. Upon such termination, this facility will be used as a warehouse and logistics center and for product sampling.
(3) Includes 15,800 square feet of space comprising the Company's product development center.
(4) Excludes a new manufacturing line being added by The Sunprene Company at a cost of approximately $7.5 million. This line will have an annual capacity of approximately 12 million pounds and is scheduled to commence operations in March 2001.
(5) Includes capacity of approximately 29 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.
(6) Includes approximately 14,500 square feet of space comprising the Company's color technology center.
(7) Excludes a new manufacturing line being added with an annual capacity of approximately 22 million pounds that is expected to commence operations in Spring 2001. This line will cost approximately $4.5 million.
(8) Excludes new manufacturing equipment that will increase annual capacity by approximately 7 million pounds. This project, with a cost of approximately $3.4 million, is expected to commence operations in calendar year 2000.
(9) Excludes a new manufacturing line and approximately 5,000 square feet of warehouse space being added at a cost of approximately $3.2 million. The line will have an annual capacity of approximately 17 million pounds and is scheduled to commence operations in 2001.
(10) Excludes two new manufacturing lines being added at a cost of approximately $2.6 million. These lines will have an aggregate annual capacity of approximately 12 million pounds and are scheduled to commence operations in calendar year 2001.
(11) New manufacturing facility acquired in July 2000 at a cost of approximately $5.6 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2000.

                               EXECUTIVE OFFICERS OF THE COMPANY

         The age (as of October 18, 2000), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.

   Terry L. Haines: Age 54; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990.

         Robert A. Stefanko: Age 57; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.

         Alain C. Adam: Age 52; Vice President--International Automotive Operations of the Company since September 1, 1999; Vice President--Automotive Marketing from 1990 until August 31, 1999.

         Gordon L. Trimmer: Age 56; Vice President--North American Sales and Marketing since April 1997 and prior to that time Managing Director of A. Schulman Canada, Ltd.

         John M. Myles: Age 57; Vice President--North American Purchasing since October 1997 and prior to that time General Manager-Operations of Laurel Industries since 1992.

         Ronald G. Andres: Age 50; Vice President--North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.

         Rengarajan Ramesh: Age 39; Vice President--Technology since April 2000 and General Manager--Asian Operations since 1995; prior thereto, Marketing and Technical Service Manager for the Company's Mexican operations from 1989 to 1995.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

         Additional information in response to this Item is set forth on page 1 of the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         Information in response to this Item is set forth on pages 30 and 31 of the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information in response to this Item is set forth on pages 27 through 29 of the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company's exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities hedged, are recognized on the foreign currency transaction line in the Consolidated Statement of Income appearing on page 14 of the Company's 2000 Annual Report to Stockholders. The Company estimates that a ten percent (10%) change in foreign exchange rates at August 31, 2000 would have changed the fair value of the contracts by approximately $0.5 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) FINANCIAL STATEMENTS

         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 19, 2000, appearing on pages 14 through 27 of the Company's 2000 Annual Report to Stockholders, are incorporated herein by reference.

         (b) SUPPLEMENTARY DATA

         Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement dated November 10, 2000, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 12 and 13 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 10, 2000, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement dated November 10, 2000, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:


                                                                          Page
                                                                          -----
                  (1)      FINANCIAL STATEMENTS:

                           Report of Independent Accountants                27*

                           Consolidated Statement of Income for
                           the three years ended August 31, 2000            14*

                           Consolidated Balance Sheet at August 31,
                           2000 and 1999                                    16*

                           Consolidated Statement of Cash Flows for
                           the three years ended August 31, 2000            18*

                           Consolidated Statement of Stockholders'
                           Equity for the three years ended
                           August 31, 2000                                  15*

                           Notes to Consolidated Financial
                           Statements                                       19*



         *Incorporated by reference from the indicated page of the Company's 2000 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 2000 Annual Report to Stockholders is not deemed filed as part of this report.


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



                  (3)      EXHIBITS:




         Exhibit
         Number
         -------
         3(a)              Restated Certificate of Incorporation (incorporated
                           by reference to Exhibit 3(a) to the Company's Form
                           10-K for fiscal year ended August 31, 1990).

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

         10(c)*            Second Amendment to A. Schulman, Inc. 1991 Stock
                           Incentive Plan (incorporated by reference to Exhibit
                           4(k) to the Company's Registration Statement on Form
                           S-8, dated December 20, 1999, Registration No.
                           333-93093).

         10(d)*            Third Amendment to A. Schulman, Inc. 1991 Stock
                           Incentive Plan (incorporated by reference to Exhibit
                           4(l) to the Company's Registration Statement on Form
                           S-8, dated December 20, 1999, Registration No.
                           333-93093.




         10(e)*            A. Schulman, Inc.1992 Non-Employee Directors' Stock
                           Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated November 12,
                           1992 filed as Exhibit 28 to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(f)*            Amendment to A. Schulman, Inc. 1992 Non-Employee
                           Directors' Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(g)*            Second  Amendment to A. Schulman, Inc.1992
                           Non-Employee Directors' Stock Option Plan
                           (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended August
                           31, 1998).

         10(h)*            Third Amendment to A. Schulman, Inc.1992 Non-Employee
                           Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company's
                           Registration Statement on Form S-8, dated December
                           20, 1999, Registration No. 333-93093.

         10(i)* Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended August 31, 1995).

         10(j)*            Amendment to A. Schulman, Inc. Nonqualified Profit
                           Sharing Plan (incorporated by reference to Exhibit
                           10.8 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

         10(k)*            A. Schulman, Inc. Directors' Deferred Compensation
                           Plan (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended
                           August 31, 1998).

         10(l)*            Employment Agreement between the Company and
                           Robert A. Stefanko dated January 31, 1996
                           (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for fiscal quarter ended February
                           29, 1996).

         10(m)*            Employment Agreement between the Company and Terry L.
                           Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

         10(n)*            Employment Agreement between the Company and Alain C.
                           Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for fiscal quarter ended February 29, 2000).

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

         10(q)*            Employment Agreement between the Company and
                           Ronald G. Andres dated as of October 20, 1999
                           (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended August
                           31, 1999).





         10(r)*            Employment Agreement between the Company and
                           Rengarajan Ramesh dated July 11, 2000.

         10(s)*            Agreement between the Company and Robert A.
                           Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company's Form
                           10-K for fiscal year ended August 31, 1991).

         10(t)* Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(u)* Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for fiscal year ended August 31, 1992).

         10(v)* Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko and Terry
                           L. Haines (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

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

         10(z) Note Purchase Agreement dated August 1, 1999 regarding $50,000,000 7.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company,
                           Mutual Trust Life Insurance Company, National
                           Travelers Life Company, Guarantee Reserve Life
                           Insurance Company, Pioneer Mutual Life Insurance
                           Company, Great Western Insurance Company, The
                           Catholic Aid Association, The Reliable Life Insurance
                           Company, The North West Life Assurance Company of
                           Canada, Lutheran Brotherhood and Modern Woodmen of
                           America (incorporated by reference to Exhibit 10(y) to the Company's Form 10-K for the fiscal year ended
                           August 31, 1999).

         10(aa)            Form of the Company's 7.27% Senior Notes Due 2009
                           (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the fiscal year ended August
                           31, 1999).







         11                Computation of Basic and Diluted Earnings Per Common
                           Share

         13                Company's 2000 Annual Report to Stockholders

         21                Subsidiaries of the Company

         23                Consent of Independent Accountants

         24                Powers of Attorney

         27**              Financial Data Schedule

         99                Notice of Annual Meeting and Proxy Statement Dated
                           November 10, 2000


         *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

       **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

         (b)      Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               A. SCHULMAN, INC.

                               By:  /s/Robert A. Stefanko
                                    ---------------------------------
                                    Robert A. Stefanko
                                    Chairman of the Board of
                                    Directors and Executive Vice
                                    President - Finance and
                                    Administration

Dated:  November 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                Title                                  Date
---------                                -----                                  ----

/s/Terry L. Haines                       Director and Principal
------------------                       Executive Officer                      November 27, 2000
Terry L. Haines

/s/Robert A. Stefanko                    Director, Principal
-----------------------                  Financial Officer and
Robert A. Stefanko                       Principal Accounting Officer           November 27, 2000

Alan L. Ockene*                          Director
Paul Craig Roberts*                      Director
Rene C. Rombouts*                        Director
Peggy Gordon Elliott*                    Director
Willard R. Holland*                      Director
James A. Karman*                         Director
James S. Marlen*                         Director
John B. Yasinsky*                        Director
Joseph M. Gingo*                         Director


         *By:  /s/Robert A. Stefanko
               -----------------------------------------------
               Robert A. Stefanko
               Attorney-in-Fact                                                November 27, 2000




         *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of A. Schulman, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 19, 2000 appearing in the Annual Report to Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
October 19, 2000

                                    A. SCHULMAN, INC.
                        II - VALUATION AND QUALIFYING ACCOUNTS



                                                 Beginning at  Charages to                                               Balance at
                                                 Beginning of    Cost and        Net        Translation                    Close of
                                                    Period       Expenses     Write-offs     Adjustment     Other            Period
                                                 -------------  -----------   -----------  -------------   -------   --------------
Reserve of Doubful Accounts
      Year ended August 31, 2000                  3,678,000     1,905,000      (748,000)     (300,000)        -           4,535,000

      Year ended August 31, 1999                  4,778,000     1,206,000    (2,256,000)      (50,000)        -           3,678,000

      Year ended August 31, 1998                  5,304,000     1,806,000    (2,300,000)      (32,000)        -           4,778,000


Valuation Allowance - Deferred Tax Assets

      Year ended August 31, 2000                  8,129,000         -                -            -        7,005,000     15,134,000

      Year ended August 31, 1999                  5,968,000         -                -            -        2,161,000      8,129,000

      Year ended August 31, 1998                  5,937,000         -                -            -           31,000      5,968,000
