Form 10-Q
period 2000-11-30
SCHULMAN A INC
filed 2001-01-16
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2000 or


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number: 0-7459


                                A. Schulman, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          34-0514850
-------------------------------                   ------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

3550 West Market Street, Akron, Ohio                             44333
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

     Number of common shares outstanding
as of December 31, 2000 - 29,169,922

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                A. SCHULMAN, INC.
           STATEMENT OF CONSOLIDATED NET INCOME (LOSS) (Notes 1 and 2)

                      (In Thousands except per share data)

                                            For the three months ended
                                                   November 30,
                                            --------------------------
                                                2000           1999
                                              --------       --------
                                                    Unaudited
                                                    ---------
Net sales                                     $256,616       $273,685
Interest and other income (Note 7)                 415          1,828
                                              --------       --------
                                               257,031        275,513
                                              --------       --------

Cost and expenses:
     Cost of goods sold                        221,074        226,808
     Cost of plant closure
          - Akron, Ohio (Note 8)                 4,635            -
     Selling, general and
          administrative expense                26,980         27,650
     Interest expense                            1,641          1,665
     Foreign currency transaction
          gain                                    (893)          (645)
     Minority interest                             343            545
                                              --------       --------
                                               253,780        256,023
                                              --------       --------
Income before taxes                              3,251         19,490

Provision for income taxes (Note 11)             3,978          7,548
                                              --------       --------
Net income (loss)                                 (727)        11,942

Less: Preferred stock dividends                    (13)           (13)
                                              --------       --------

Net income (loss) applicable to
     common stock                             $   (740)      $ 11,929
                                              ========       ========

Weighted average number of
     shares outstanding (Note 5):
          Basic                                 29,203         30,992
          Fully diluted                         29,203         30,992

Basic and diluted earnings (loss) per
     common share (Note 5):                   $  (0.03)      $   0.38
                                              ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In Thousands except per share data )

                                                                 November 30,   August 31,
                                                                    2000          2000
                                                                 ------------   ----------
                                                                        Unaudited
                                                                        ---------
     Assets

Current assets:
     Cash and cash equivalents (Note 3)                           $ 27,229      $ 26,866
     Accounts receivable, less allowance
          for doubtful accounts of $4,946 at
          November 30, 2000 and $4,535 at
          August 31, 2000                                          175,357       162,074
     Inventories, average cost or market,
          whichever is lower                                       190,521       184,768
     Prepaids, including tax effect of
          temporary differences                                     18,594        16,122
                                                                  --------      --------
               Total current assets                                411,701       389,830

Other assets:
     Cash surrender value of life insurance                            591           594
     Deferred charges, etc., including tax effect
          of temporary differences                                  23,714        22,555
                                                                  --------      --------
                                                                    24,305        23,149

Property, plant and equipment, at cost:
     Land and improvements                                          10,736        10,849
     Buildings and leasehold improvements                           80,135        79,545
     Machinery and equipment                                       205,626       221,664
     Furniture and fixtures                                         23,204        23,296
     Construction in progress                                       13,112        11,631
                                                                  --------      --------
                                                                   332,813       346,985
     Accumulated depreciation and investment grants
          of $890 at November 30, 2000 and
          $921 at August 31, 2000                                  173,911       187,074
                                                                  --------      --------
                                                                   158,902       159,911
                                                                  --------      --------

                                                                  $594,908      $572,890
                                                                  ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In Thousands except per share data)

                                                                 November 30,   August 31,
                                                                    2000          2000
                                                                 ------------   ----------
                                                                        Unaudited
                                                                        ---------
     Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                $  2,960       $  7,960
     Accounts payable                                               84,591         61,628
     U.S. and foreign income taxes payable                          11,273          9,456
     Accrued payrolls, taxes and related benefits                   18,142         17,243
     Other accrued liabilities                                      20,874         16,337
                                                                  --------       --------
          Total current liabilities                                137,840        112,624

Long-term debt                                                      91,483         83,638

Other long-term liabilities                                         39,653         39,448

Deferred income taxes                                                8,788          8,788

Minority interest                                                    5,274          4,931

Stockholders' equity (Note 4):
     Preferred stock, 5% cumulative, $100
          par value, authorized, issued and
          outstanding - 10,567 shares at November 30,
          2000 and August 31, 2000                                   1,057          1,057
     Special stock 1,000,000 shares authorized
          none outstanding                                             -              -
     Common stock, $1 par value
          Authorized - 75,000,000 shares
          Issued - 38,381,017 shares at November 30,
          and August 31, 2000                                       38,381         38,381
     Other capital                                                  47,652         47,652
     Accumulated other comprehensive income                        (53,249)       (48,003)
     Retained earnings                                             444,653        449,368
     Treasury stock, at cost, 9,211,095 shares at
          November 30, 2000 & 9,050,195 shares at
          August 31, 2000                                         (164,231)      (162,391)
     Unearned stock grant compensation                              (2,393)        (2,603)
                                                                  --------       --------
          Common stockholders' equity                              310,813        322,404
                                                                  --------       --------
          Total stockholders' equity                               311,870        323,461
                                                                  --------       --------

                                                                  $594,908       $572,890
                                                                  ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                 (In Thousands)

                                                                           For the three months ended
                                                                                  November 30,
                                                                           --------------------------
                                                                              2000           1999
                                                                            --------       --------
                                                                                   Unaudited
                                                                                   ---------
Provided from (used in) operations:
     Net income (loss)                                                      $   (727)      $ 11,942
     Items not requiring the current use of cash:
          Depreciation                                                         5,516          6,049
          Non-current deferred taxes                                              93           (855)
          Pension and other deferred compensation                              2,304            672
          Postretirement benefit obligation                                   (1,555)           291
     Changes in working capital:
          Accounts receivable                                                (17,896)       (30,052)
          Inventories                                                         (8,219)       (14,275)
          Prepaids                                                            (2,670)         1,697
          Accounts payable                                                    23,549         15,961
          Income taxes                                                         1,913            709
          Accrued payrolls and other accrued liabilities                       6,532          1,858
     Changes in other assets and other
          long-term liabilities                                               (3,501)           118
                                                                            --------       --------
          Net cash provided from (used in) operating activites                 5,339         (5,885)
                                                                            --------       --------

Provided from (used in) investing activites:
     Expenditures for property, plant and equipment                           (9,416)        (4,974)
     Disposals of property, plant and equipment                                3,281            507
                                                                            --------       --------
          Net cash used in investing activites                                (6,135)        (4,467)
                                                                            --------       --------

Provided from (used in) financing activities:
     Cash dividends paid                                                      (3,988)        (3,918)
     Increase (decrease) of notes payable                                     (3,347)         3,507
     Increase of long-term debt                                                8,000         10,387
     Reduction in long-term debt                                                (125)           -
     Minority interest                                                           343            (55)
     Purchase of preferred stock                                                 -               (2)
     Purchase of treasury stock                                               (1,841)        (4,010)
     Foreign investments grants                                                  -              846
                                                                            --------       --------
          Net cash provided from (used in) financing activities                 (958)         6,755
                                                                            --------       --------

Effect of exchange rate changes on cash                                        2,117         (1,509)
                                                                            --------       --------

Net increase (decrease) in cash and cash equivalents                             363         (5,106)

Cash and cash equivalents at beginning of period                              26,866         56,836
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $ 27,229       $ 51,730
                                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results expected for the year ended August 31, 2001.

(2) The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $10,472,000 at November 30, 2000 and $6,003,000 at August 31, 2000.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) A summary of the stockholders' equity section for the three months ended November 30, 2000 and 1999 is as follows:

                                 (In Thousands)
                                 --------------

                                   (Unaudited)
                                   -----------

                                                                                Accumulated                       Total
                                                                                   Other         Unearned        Compre-
                                     Common         Other        Retained      Comprehensive    Stock Grant      hensive
                                      Stock        Capital       Earnings          Income      Compensation       Income
                                      -----        -------       --------          ------      ------------       ------
Balance-September 1, 2000            $38,381       $47,652       $449,368        $(48,003)       $(2,603)
Comprehensive income
     Net loss                            -             -             (727)            -              -
     Foreign currency
       translation loss                  -             -              -            (5,246)           -
          Total Comprehensive
            income                                                                                              $(5,973)
                                                                                                                =======

Dividends paid or accrued:
     Preferred                           -             -              (13)            -              -
     Common, $.135 per share             -             -           (3,975)            -              -
Amortization of
  restricted stock                       -             -              -               -              210
                                     -------       -------       --------        --------        -------
Balance-November 30, 2000            $38,381       $47,652       $444,653        $(53,249)       $(2,393)
                                     =======       =======       ========        ========        =======

Balance-September 1, 1999            $38,381       $46,694       $427,880        $(17,191)       $(2,296)

Comprehensive income
     Net income                          -             -           11,942             -              -
     Foreign currency
       translation loss                  -             -              -            (8,107)           -
          Total Comprehensive
            income                                                                                              $ 3,835
                                                                                                                =======

Dividends paid or accrued:
     Preferred                           -             -              (13)            -              -
     Common, $.125 per share             -             -           (3,904)            -              -
Amortization of
  restricted stock                       -             -              -               -              163
                                     -------       -------       --------        --------        -------
Balance-November 30, 1999            $38,381       $46,694       $435,905        $(25,298)       $(2,133)
                                     =======       =======       ========        ========        =======


(5) During the three months ended November 30, 2000, the Company repurchased 160,900 shares of its common stock for $1,841,000. The Company may repurchase additional common stock in fiscal year 2001 subject to market conditions.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

                                 (In Thousands)
                                 --------------

                                   (Unaudited)
                                   -----------

                                                North
                                               America          Europe         Other       Consolidated
                                               -------          ------         -----       ------------
Three months ended November 30, 2000

Sales to unaffiliated customers                $107,631        $148,985           -          $256,616
                                               --------        --------       -------        --------

Gross Profit                                   $ 10,877        $ 24,665           -          $ 35,542
                                               --------        --------       -------        --------

Operating income (loss)                        $ (1,406)       $ 10,591           -          $  9,185

Cost of plant closure - (Note 8)               $    -          $    -         $(4,635)       $ (4,635)

Interest expense, net                          $    -          $    -         $(1,299)       $ (1,299)
                                               --------        --------       -------        --------

Income (loss) before taxes                     $ (1,406)       $ 10,591       $(5,934)       $  3,251
                                               --------        --------       -------        --------

Three months ended November 30, 1999

Sales to unaffiliated customers                $116,356        $157,329           -          $273,685
                                               --------        --------       -------        --------

Gross Profit                                   $ 16,563        $ 30,314           -          $ 46,877
                                               --------        --------       -------        --------

Operating income (Note 7)                      $  4,345        $ 16,179           -          $ 20,524

Interest expense, net                          $    -          $    -         $(1,034)       $ (1,034)
                                               --------        --------       -------        --------

Income before taxes                            $  4,345        $ 16,179       $(1,034)       $ 19,490
                                               --------        --------       -------        --------

(7) Other income for the three months ended November 30, 1999, includes $1,211,000 in North America from the settlement of an insurance claim resulting from equipment problems at a facility in North America. Net income includes $787,000 or $.02 per share related to this event.

(8) During the first quarter of fiscal 2000, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. At November 30, 2000 the Company has remaining reserves of $1,845,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next twelve months.

(9) Effective September 1, 2000 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires all derivatives whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. Due to the short-term nature of the Company's forward exchange contracts outstanding at November 30, 2000, the derivatives were adjusted to their fair market value through the income statement. Due to the immaterial amount of derivative and hedging activity and the short-term nature of the derivatives outstanding, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

(10) In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management does not believe the adoption of SAB 101 will have a material effect on the Company's operations or financial position.

(11) A comparison of the effective tax rate for 2000 compared with 1999 is as follows:

                                                 For the three months ended
                                                       November 30,
                                                 --------------------------
                    (Unaudited)                   2000                1999
                                                  ----                ----
          Effective tax rate                                122.4%      38.7%
                                                           ------     ------

A reconciliation of the tax rate is as follows:

                                              (in $000's)
          Pre-tax income                          $3,251
          Cost of plant closure -
            (no tax benefit provided)              4,635
                                                  ------
          Pre-tax income as adjusted               7,886

          Tax provision                           $3,978
                                                  ------

          Effective tax rate without
            cost of plant closure                            50.4%      38.7%
                                                           ------     ------

The effective tax rate of 50.4% is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the three months ended November 30, 2000 were $256.6 million, a decrease of 6.2% over sales of $273.7 million for the comparable period in 1999. A comparison of net sales by business segment for the three months ended November 30, 2000 and 1999 is as follows:

                                                           (In Thousands)
                                                     Three Months Ended November 30
                                                     ------------------------------
                                                 2000           1999          Decrease
                                               --------       --------        --------
           Europe                              $148,985       $157,329        $ (8,344)
           North America                        107,631        116,356          (8,725)
                                               --------       --------        --------
                                               $256,616       $273,685        $(17,069)
                                               ========       ========        ========

     The translation effect of foreign currencies decreased sales by 14.6% or $29.6 million in 2000.

     Worldwide tonnage was down 1.0% in 2000. Tonnage was up 3.3% in Europe and down 6.8% in North America.

     Price and product mix had the effect of increasing sales by 5.5%.

     Gross margins on sales were 13.9% in 2000 compared with 17.1% in 1999. The decrease in margins is primarily due to competitive price pressures, higher energy and resin prices and lower volume. A comparison of gross margin by business segment for the three months ended November 30, 2000 and 1999 is as follows:

                                                           (In Thousands)
                                                     Three Months Ended November 30
                                                     ------------------------------
                                                 2000           1999          Decrease
                                               --------       --------        --------
          Europe                               $ 24,665       $ 30,314        $ (5,649)
          North America                          10,877         16,563          (5,686)
                                               --------       --------        --------
                                               $ 35,542       $ 46,877        $(11,335)
                                               ========       ========        ========

     Selling, general and administrative expenses decreased $0.7 million in 2000 or 2.4%. The expenses were lower due to a $2.8 million reduction resulting from the translation effect of foreign currencies.

     Interest expense was flat in 2000 on higher levels of borrowings with lower interest rates.

     Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the gain in the 2000 quarter relates to the U.S. dollar and the Canadian dollar.

     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     A comparison of the effective tax rate for 2000 compared with 1999 is as follows:

                                                 For the three months ended
                                                       November 30,
                                                 --------------------------
                    (Unaudited)                   2000                1999
                                                  ----                ----
          Effective tax rate                                122.4%      38.7%
                                                           ------     ------

A reconciliation of the tax rate is as follows:

                                              (in $000's)
          Pre-tax income                          $3,251
          Cost of plant closure -
            (no tax benefit provided)              4,635
                                                  ------
          Pre-tax income as adjusted               7,886

          Tax provision                           $3,978
                                                  ------

          Effective tax rate without
               cost of plant closure                         50.4%      38.7%
                                                           ------     ------

     The effective tax rate of 50.4% is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

     A comparison of operating income (loss) by business segment for the three months ended November 30, 2000 and 1999 is as follows:

                                 (In Thousands)

                                        2000                                          1999
                  --------------------------------------------    -------------------------------------------
                  Operating                             Pretax
                    Income                              Income    Operating                            Pretax
                    (Loss)                  Other       (Loss)      Income                 Other       Income     Decrease
                   -------                 -------     -------     -------                -------     -------     --------
Europe             $10,591        115.3%     $ -       $10,591     $16,179        78.8%     $ -       $16,179     $ (5,588)
N. America          (1,406)       (15.3%)      -        (1,406)      4,345        21.2%       -         4,345       (5,751)
  (Note 7)
Cost of
  plant closure        -          -         (4,635)     (4,635)        -         -            -           -         (4,635)
  (Note 8)
Interest
  exp., net            -          -         (1,299)     (1,299)        -         -         (1,034)     (1,034)        (265)
                   -------        -----    -------     -------     -------      ------    -------     -------     --------
                   $ 9,185        115.3%   $(5,934)    $ 3,251     $20,524       100.0%   $(1,034)    $19,490     $(16,239)
                   =======        =====    =======     =======     =======       =====    =======     =======     ========

     Operating results for North America reflected a loss of $1.4 million for the 2000 quarter compared with income of $4.3 million in the 1999 quarter which included a one-time gain of $1,211,000 from the settlement of an

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

insurance claim resulting from equipment problems at one of our North American manufacturing facilities. The 2000 operating loss was impacted by a decline in sales volume in the automotive markets and apparent reductions in inventories by customers as well as a gross profit margin decline to 10.1% from 14.2% last year due to lower volume, higher energy and material costs and continuing competitive pricing pressures.

     During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000. The was primarily non-cash and included the write-off of equipment and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. At November 30, 2000 the Company has remaining reserves of $1,845,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next twelve months. No tax benefit has been provided on this charge.

     Operating income in Europe was $10.6 million in 2000 or down $5.6 million from the same period last year. The reduction in operating income was the result of the weak Euro and lower gross profit margins, which declined to 16.6% from 19.3% in the same period last year.

     The translation effect of foreign currencies decreased net income in 2000 by $1.4 million or $.05 per share.

     There was a significant decline in earnings for the quarter. The Euro was off approximately 16% from last year's levels and business was softer than anticipated. Gross profit margins were lower than last year and it remains difficult to offset increased material costs with higher sales prices due to competitive conditions in the marketplace.

     Since the end of the Company's 2001 first quarter, automotive sales have weakened and the industry is reducing production schedules. Energy prices are increasing and there could be pressure on our raw material costs, at least for the next few months. Furthermore, demand by consumers is declining. There are also indications of further weakening in our European operations.

     In addition to closing the Akron manufacturing facility, the Company has also taken a number of other actions to reduce costs. Certain other manufacturing lines have been shutdown and a number of sales offices have been closed. These actions will provide annual cost reductions of approximately $5 million. Worldwide, the Company is also evaluating other aspects of its operations in order to reduce or contain costs.

     The Company hopes to see some margin improvement in the months ahead and there has been a 10% increase in the value of the Euro over the last few months. These factors, coupled with cost reductions, should result in some operating improvements. Nevertheless, with existing economic conditions and forecasts for further slowing, the Company anticipates that compared with last fiscal year, earnings will be off significantly in the second quarter and for the balance of the fiscal year.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of November 30, 2000, the current ratio was 3:1 and working capital was $273.9 million. Accounts receivable increased $13.3 million at November 30, 2000 from the previous quarter ended August 31, 2000. The accounts receivable was higher because of an increase in Europe where the number of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

days sales outstanding in accounts receivable increased to 62 from 59 days sales outstanding. This increase was due to slower collections in a number of countries. Accounts payable increased $23.0 million compared with August 31, 2000 due to increases in inventory and the timing of vendor payments.

     During the three months ended November 30, 2000, the Company repurchased 160,900 shares of its common stock for $1.8 million. Approximately 1.7 million shares remain under a 6 million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2001 subject to market conditions.

     The ratio of long-term liabilities to capital was 29.6% at November 30, 2000 and 27.6% at August 31, 2000. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factors contributing to the increase of this ratio was an additional $8.0 million borrowing under the revolving credit agreement in the North American segment. The additional borrowing was used for capital expenditures and working capital requirements.

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustment are recorded in the "accumulated other comprehensive income" account in stockholders' equity. The strengthening of the U.S. dollar during the three months ended November 30, 2000 decreased this account by $5.2 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's annual meeting of stockholders was held on December 7, 2000.

(b) The following Directors were elected at such annual meeting, each for a three-year term expiring in 2003:

          James S. Marlen
          Rene C. Rombouts
          Robert A. Stefanko

     Continuing Class III Directors serving until the 2001 annual meeting of stockholders:

          Terry L. Haines
          Dr. Paul Craig Roberts
          James A. Karman
          Joseph M. Gingo

     Continuing Class I Directors serving until the 2002 annual meeting of stockholders:

          Alan L. Ockene
          Willard R. Holland
          Dr. Peggy Gordon Elliott
          John B. Yasinsky

(c)  The following matters were voted on at the annual meeting of stockholders:

     (1)  Election of Class I Directors:

          Director Name            Votes for           Abstentions
          -------------            ---------           -----------
          James S. Marlen          24,457,820          1,322,646
          Rene C. Rombouts         24,603,917          1,176,549
          Robert A. Stefanko       24,597,807          1,182,659

     (2) Proposal to approve the amendment of the A. Schulman, Inc. 1992 Non-Employee Director Stock Option Plan:

                                                                      Broker
          Votes for         Votes Against         Abstentions         Non-votes
          ---------         -------------         -----------         ---------
          21,697,180         3,986,822             96,464                     0

     (3) Ratification of the selection of independent accountants for the fiscal year ending August 31, 2001:

                                                                      Broker
          Votes for         Votes Against         Abstentions         Non-votes
          ---------         -------------         -----------         ---------
          25,699,170            57,308             23,988                     0

     (4)  Stockholder Proposal for the prompt sale of the Company:

                                                                      Broker
          Votes for         Votes Against         Abstentions         Non-votes
          ---------         -------------         -----------         ---------
           6,124,639        15,898,401            269,559             3,487,867

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

          Exhibit
          Number         Exhibit
          ------         -------
          4.1            Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee
                         Directors' Stock Option Plan.

(b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date January 15, 2001                   A. Schulman, Inc.
---------------------                   -----------------
                                           (Registrant)

                                        /s/ R. A. Stefanko
                                        ----------------------------------------

                                        R. A. Stefanko, Executive Vice
                                        President-Finance & Administration
                                        (Signing on behalf of Registrant as a
                                        duly authorized officer of Registrant
                                        and signing as the Principal Financial
                                        Officer of Registrant)