Form 10-Q
period 2001-02-28
SCHULMAN A INC
filed 2001-04-16
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2001 or

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

     Number of common shares outstanding
as of March 31, 2001 - 29,169,922

                                A. Schulman, Inc.
              STATEMENT OF CONSOLIDATED NET INCOME (Notes 1 and 2)

                      (In thousands except per share data)


                                                                For the three months ended            For the six months ended
                                                              -------------------------------       -------------------------------
                                                              February 28,       February 29,       February 28,       February 29,
                                                                 2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
                                                                       Unaudited                              Unaudited
                                                                       ---------                              ---------
Net sales                                                     $ 238,873          $ 248,088          $ 495,489          $ 521,773
Interest and other income (Note 7)                                  434              3,200                849              5,028
                                                              ---------          ---------          ---------          ---------
                                                                239,307            251,288            496,338            526,801
                                                              ---------          ---------          ---------          ---------

Cost and expenses:
      Cost of goods sold                                        209,248            207,157            430,322            433,965
      Cost of plant closure (Note 8)                               --                 --                4,635               --
      Selling, general and
           administrative expense                                25,079             25,870             52,059             53,520
      Interest expense                                            1,948              1,393              3,589              3,058
      Foreign currency transaction
           (gain) loss                                              (15)               764               (908)               119
      Minority interest                                             176                415                519                960
                                                              ---------          ---------          ---------          ---------
                                                                236,436            235,599            490,216            491,622
                                                              ---------          ---------          ---------          ---------
Income before taxes                                               2,871             15,689              6,122             35,179

Provision for income taxes (Note 11)                              1,449              5,955              5,427             13,503
                                                              ---------          ---------          ---------          ---------

Net income                                                        1,422              9,734                695             21,676

Less: Preferred stock dividends                                     (14)               (13)               (27)               (27)
                                                              ---------          ---------          ---------          ---------

Net income applicable to
      common stock                                            $   1,408          $   9,721          $     668          $  21,649
                                                              =========          =========          =========          =========

Weighted average number of
      shares outstanding (Note 5):
           Basic and fully diluted                               29,170             30,561             29,187             30,776

Basic and diluted earnings per
      common share (Note 5):                                  $    0.05          $    0.32          $    0.02          $    0.70
                                                              =========          =========          =========          =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In thousands except per share data)


                                                            February 28,        August 31,
                                                               2001                2000
                                                            -----------         ----------
      Assets                                                          Unaudited
                                                                      ---------
Current assets:
      Cash and cash equivalents (Note 3)                      $ 44,319          $ 26,866
      Accounts receivable, less allowance
           for doubtful accounts of $5,965 at
           February 28, 2001 and $4,535 at
           August 31, 2000                                     174,664           162,074
      Inventories, average cost or market,
           whichever is lower                                  188,122           184,768
      Prepaids, including tax effect of
           temporary differences                                16,057            16,122
                                                              --------          --------
                Total current assets                           423,162           389,830

Other assets:
      Cash surrender value of life insurance                       609               594
      Deferred charges, etc., including tax effect
           of temporary differences                             22,621            22,555
                                                              --------          --------
                                                                23,230            23,149

Property, plant and equipment, at cost:
      Land and improvements                                     10,963            10,849
      Buildings and leasehold improvements                      82,092            79,545
      Machinery and equipment                                  213,027           221,664
      Furniture and fixtures                                    23,657            23,296
      Construction in progress                                  17,665            11,631
                                                              --------          --------
                                                               347,404           346,985
      Accumulated depreciation and investment grants
           of $926 at February 28, 2001 and
           $921 at August 31, 2000                             183,068           187,074
                                                              --------          --------
                                                               164,336           159,911
                                                              --------          --------

                                                              $610,728          $572,890
                                                              ========          ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In thousands except per share data)


                                                                   February 28,         August 31,
                                                                      2001                 2000
                                                                   ------------         ----------
      Liabilities and Stockholders' Equity                                     Unaudited
                                                                              ---------
Current liabilities:
      Notes payable                                                 $  13,952           $   7,960
      Accounts payable                                                 70,795              61,628
      U.S. and foreign income taxes payable                             3,066               9,456
      Accrued payrolls, taxes and related benefits                     18,992              17,243
      Other accrued liabilities                                        23,106              16,337
                                                                    ---------           ---------
                Total current liabilities                             129,911             112,624

Long-term debt                                                        107,569              83,638

Other long-term liabilities                                            40,688              39,448

Deferred income taxes                                                   9,185               8,788

Minority interest                                                       5,450               4,931

Stockholders' equity (Note 4):
      Preferred stock, 5% cumulative, $100
           par value, authorized, issued and
           outstanding - 10,567 shares at February 28,
           2001 and August 31, 2000                                     1,057               1,057
      Special stock 1,000,000 shares authorized
           none outstanding                                              --                  --
      Common stock, $1 par value
           Authorized - 75,000,000 shares
           Issued - 38,381,017 shares at February 28, 2001
                and August 31, 2000                                    38,381              38,381
      Other capital                                                    47,652              47,652
      Accumulated other comprehensive income                          (44,842)            (48,003)
      Retained earnings                                               442,090             449,368
      Treasury stock, at cost, 9,211,095 shares at
           February 28, 2001 & 9,050,195 shares at
           August 31, 2000                                           (164,231)           (162,391)
      Unearned stock grant compensation                                (2,182)             (2,603)
                                                                    ---------           ---------
                Common stockholders' equity                           316,868             322,404
                                                                    ---------           ---------
                Total stockholders' equity                            317,925             323,461
                                                                    ---------           ---------
                                                                    $ 610,728           $ 572,890
                                                                    =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                 (In thousands)


                                                                                 For the six months ended
                                                                             --------------------------------
                                                                             February 28,        February 29,
                                                                                 2001                2000
                                                                             ------------        ------------
                                                                                        Unaudited
                                                                                        ---------
Provided from (used in) operations:
      Net income                                                               $    695           $ 21,676
      Items not requiring the current use of cash:
           Depreciation                                                          10,607             11,471
           Securities from insurance demutualization                               --               (2,512)
           Non-current deferred taxes                                               208              1,748
           Pension and other deferred compensation                                3,155              1,314
           Postretirement benefit obligation                                     (1,199)               787
           Write off of assets - plant closure                                    3,230               --
      Changes in working capital:
           Accounts receivable                                                   (5,583)           (33,332)
           Inventories                                                           (1,229)           (22,516)
           Prepaids                                                                 228             (3,029)
           Accounts payable                                                       3,445             14,692
           Income taxes                                                          (6,518)            (1,240)
           Accrued payrolls and other accrued liabilities                         7,742              2,205
      Changes in other assets and other
           long-term liabilities                                                 (3,039)             1,417
                                                                               --------           --------
                Net cash provided from (used in) operating activities            11,742             (7,319)
                                                                               --------           --------

Provided from (used in) investing activities:
      Expenditures for property, plant and equipment                            (17,900)            (9,894)
      Disposals of property, plant and equipment                                    699                739
                                                                               --------           --------
                Net cash used in investing activities                            (17,201)            (9,155)
                                                                               --------           --------

Provided from (used in) financing activities:
      Cash dividends paid                                                        (7,972)            (8,114)
      Notes payable                                                               5,823             (3,011)
      Long-term debt                                                             23,870             19,018
      Minority interest                                                             519                360
      Purchase of preferred stock                                                  --                  (12)
      Purchase of treasury stock                                                 (1,841)           (14,345)
      Foreign investment grants                                                    --                  820
                                                                               --------           --------
                Net cash provided from (used in) financing activities            20,399             (5,284)
                                                                               --------           --------

Effect of exchange rate changes on cash                                           2,513             (3,221)
                                                                               --------           --------
Net increase (decrease) in cash and cash equivalents                             17,453            (24,979)
Cash and cash equivalents at beginning of period                                 26,866             56,836
                                                                               --------           --------
Cash and cash equivalents at end of period                                     $ 44,319           $ 31,857
                                                                               ========           ========

        The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The results of operations for the six months ended February 28, 2001 are not necessarily indicative of the results expected for the year ended August 31, 2001.

(2) The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $11,801,000 at February 28, 2001 and $6,003,000 at August 31, 2000.

(4) A summary of the stockholders' equity section for the six months ended February 28, 2001 and February 29, 2000 is as follows:

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)

                                  (Unaudited)


                                                                                 Accumulated
                                                                                    Other               Unearned          Total
                                        Common         Other       Retained      Comprehensive        Stock Grant     Comprehensive
                                        Stock         Capital      Earnings        Income             Compensation        Income
                                       ---------     ---------     ---------     -------------        ------------    -------------
Balance-September 1, 2000              $  38,381     $  47,652     $ 449,368         $ (48,003)        $  (2,603)
Comprehensive income
   Net income                               --            --             695              --                --
   Foreign currency
     translation gain                       --            --            --               3,161              --
       Total Comprehensive
        income                                                                                                          $  3,856
                                                                                                                        ========
Dividends paid or accrued:
   Preferred                                --            --             (27)             --                --
   Common, $.27 per share                   --            --          (7,946)             --                --
Amortization of
   restricted stock                         --            --            --                --                 421
                                       ---------     ---------     ---------         ---------         ---------
Balance-February 28, 2001              $  38,381     $  47,652     $ 442,090         $ (44,842)        $  (2,182)
                                       =========     =========     =========         =========         =========


Balance-September 1, 1999              $  38,381     $  46,694     $ 427,880         $ (17,191)        $  (2,296)
Comprehensive income
   Net income                               --            --          21,676              --                --
   Foreign currency
     translation loss                       --            --            --             (14,932)             --
   Unrealized holding loss
     on securities, net of
     tax of $61                             --            --            --                (116)             --
           Total Comprehensive
             income                                                                                                     $   6,628
                                                                                                                        =========
Dividends paid or accrued:
   Preferred                                --            --             (27)             --                --
   Common, $.26 per share                   --            --          (8,087)             --                --
Amortization of
   restricted stock                         --            --            --                --                 326
                                       ---------     ---------     ---------         ---------         ---------
Balance-February 29, 2000              $  38,381     $  46,694     $ 441,442         $ (32,239)        $  (1,970)
                                       =========     =========     =========         =========         =========

(5) During the three months ended February 28, 2001, the Company did not repurchase any shares of its common stock. The Company may repurchase additional common stock in fiscal year 2001 subject to market conditions.

(6) The Company is engaged in the sale of plastic resins in various forms, which are used, as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income (loss) to consolidated income before tax is presented below.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)
                                   (Unaudited)


                                                                North
                                                                America             Europe              Other          Consolidated
                                                               ---------           ---------          ---------        ------------
Three months ended February 28, 2001
------------------------------------

Sales to unaffiliated customers                                $  89,742           $ 149,131               --             $ 238,873
                                                               ---------           ---------          ---------           ---------

Gross Profit                                                   $   6,908           $  22,717               --             $  29,625
                                                               ---------           ---------          ---------           ---------

Operating income (loss)                                        $  (5,937)          $  10,349               --             $   4,412

Interest expense, net                                          $    --             $    --            $  (1,541)          $  (1,541)
                                                               ---------           ---------          ---------           ---------
Income (loss) before taxes                                     $  (5,937)          $  10,349          $  (1,541)          $   2,871
                                                               ---------           ---------          ---------           ---------

Three months ended February 29, 2000
------------------------------------

Sales to unaffiliated customers                                $ 105,253           $ 142,835               --             $ 248,088
                                                               ---------           ---------          ---------           ---------

Gross Profit                                                   $  14,397           $  26,534               --             $  40,931
                                                               ---------           ---------          ---------           ---------

Operating income (Note 7)                                      $   4,108           $  12,781               --             $  16,889

Interest expense, net                                               --                  --            $  (1,200)          $  (1,200)
                                                               ---------           ---------          ---------           ---------
Income before taxes                                            $   4,108           $  12,781          $  (1,200)          $  15,689
                                                               ---------           ---------          ---------           ---------

Six months ended February 28, 2001
----------------------------------

Sales to unaffiliated customers                                $ 197,373           $ 298,116               --             $ 495,489
                                                               ---------           ---------          ---------           ---------
Gross Profit                                                   $  17,785           $  47,382               --             $  65,167
                                                               ---------           ---------          ---------           ---------

Operating income (loss)                                        $  (7,343)          $  20,940               --             $  13,597

Cost of plant closure (Note 8)                                 $    --             $    --            $  (4,635)          $  (4,635)

Interest expense, net                                          $    --             $    --            $  (2,840)          $  (2,840)
                                                               ---------           ---------          ---------           ---------
Income (loss) before taxes                                     $  (7,343)          $  20,940          $  (7,475)          $   6,122
                                                               ---------           ---------          ---------           ---------

Six months ended February 29, 2000
----------------------------------
Sales to unaffiliated customers                                $ 221,609           $ 300,164               --             $ 521,773
                                                               ---------           ---------          ---------           ---------

Gross Profit                                                   $  30,960           $  56,848               --             $  87,808
                                                               ---------           ---------          ---------           ---------

Operating income (Note 7)                                      $   8,453           $  28,960               --             $  37,413

Interest expense, net                                               --                  --            $  (2,234)          $  (2,234)
                                                               ---------           ---------          ---------           ---------
Income before taxes                                            $   8,453           $  28,960          $  (2,234)          $  35,179
                                                               ---------           ---------          ---------           ---------

(7) Other income for the three months ended February 29, 2000 includes pre-tax income of $2,689,000 relating to consideration received due to demutualization of an insurance carrier in North America. Other income for the six months ended February 29, 2000, includes pre-tax income of $2,689,000 relating to consideration received due to demutualization of an insurance carrier in North America and pre-tax income of $1,211,000 from an insurance settlement resulting from an equipment problem at a North American facility.

(8) During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the company recorded a one time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, postretirement adjustments, and medical insurance. During the quarter, substantially all employees were terminated and payments of $385,000 were made to these employees. The balance to be paid at February 28, 2001 was $1,008,000, which primarily relates to the remaining employee severance costs, which are expected to be paid during the next nine months.

(9) Effective September 1, 2000 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) NO. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires all derivatives whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. Due to the short-term nature of the Company's forward exchange contracts outstanding at February 28, 2001, the derivatives were adjusted to their fair market value through the income statement. Due to the immaterial amount of derivative and hedging activity and the short-term nature of the derivatives outstanding, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

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

(11) The effective tax rate for the six months ended February 28, 2001 was 88.6%. This higher than normal tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided. Excluding this charge, the effective tax rate of 50.5% for the three and six months ended February 28, 2001 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the three and six months ended February 29, 2000 was 38.0% and 38.3%, respectively.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) A summary of the other comprehensive income section for the three months ended February 28, 2001 and February 29, 2000 and six months ended February 28, 2001 and February 29, 2000 is as follows:


                                                                  For the three months ended             For the six months ended
                                                               --------------------------------        ----------------------------
                (In Thousands)                                 February 28,        February 29,        February 28,    February 29,
                                                                    2001             2000                 2001            2000
                                                               ------------        ------------        ------------    ------------
                                                                          Unaudited                             Unaudited
                                                                          ---------                             ---------
Net Income                                                       $  1,422           $  9,734            $    695         $ 21,676

Other comprehensive income:
      Foreign currency
           translation adjustment                                   8,407             (6,825)              3,161          (14,932)
      Unrealized investment loss,
           net of tax of $61                                         --                 (116)               --               (116)
                                                               ------------        ------------        ------------    ------------

Comprehensive income                                             $  9,829           $  2,793            $  3,856         $  6,628
                                                               ============        ============        ============    ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the three months ended February 28, 2001 were $238.9 million, a decrease of 3.7% over sales of $248.1 million for the comparable period in 2000. Sales for the six month period ending February 28, 2001 were $495.5 million, down 5.0% from sales of $521.8 million in the same period last year.

     The translation effect of foreign currencies decreased sales by 2.5% or $6.1 million for the three months ended February 28, 2001. For the six months ended February 28, 2001, the translation effect reduced sales by 6.8% or $35.7 million.

     Tonnage in the European operation was up 5.5%, but declined 19.1% in North America for the three months ended February 28, 2001. For the six months ended February 28, 2001 European tonnage was up 4.3%, but North American tonnage decreased 13.0%.

     Gross profit on sales for the quarter were 12.4% compared with 16.5% for the same quarter last year. Gross profit on sales for the six months ended February 28, 2001 were 13.2% compared with 16.8% for the same period last year. The decreases in gross profit are primarily due to lower tonnage, increases in resin prices and competitive price pressures.

     A comparison of net sales and gross profit by business segment for the three and six months ended February 28, 2001 and February 29, 2000 is as follows:


                                  (In Thousands)                                       (In Thousands)
                        Three months ended February 28 and 29,             Six months ended February 28 and 29,
                        ------------------------------------------         -------------------------------------
                                                       Increase                                        Increase
        Sales              2001          2000         (Decrease)            2001          2000        (Decrease)
        -----           ----------    ----------      ----------          ----------    ----------   -----------
Europe                  $  149,131    $  142,835      $   6,296           $  298,116    $  300,164    $   (2,048)
North America               89,742       105,253        (15,511)             197,373       221,609       (24,236)
                        ----------    ----------      ---------           ----------    ----------    ----------
                        $  238,873    $  248,088      $  (9,215)          $  495,489    $  521,773    $  (26,284)
                        ==========    ==========      =========           ==========    ==========    ==========


                                  (In Thousands)                                       (In Thousands)
                        Three months ended February 28 and 29,             Six months ended February 28 and 29,
                        ------------------------------------------         -------------------------------------
                                                       Increase                                        Increase
   Gross Profit            2001          2000         (Decrease)            2001          2000        (Decrease)
   ------------         ----------    ----------      ----------          ----------    ----------   -----------
Europe                  $   22,717    $  26,534       $   (3,817)         $  47,382     $  56,848    $   (9,466)
North America                6,908       14,397           (7,489)            17,785        30,960       (13,175)
                        ----------    ----------      ----------          ---------     ---------    ----------
                        $   29,625    $  40,931       $  (11,306)         $  65,167     $  87,808    $  (22,641)
                        ==========    =========       ==========          =========     =========    ==========

     Selling, general and administrative expenses decreased $0.8 million or 3.1% for the quarter and $1.5 million or 2.7% for the six month period. The translation effect of foreign currencies decreased selling, general and administrative expenses by $0.6 million for the quarter and $3.4 million for the six month period ended February 28, 2001.

     Interest expense was higher in 2001 due to higher levels of borrowings as compared with 2000.

     Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the company operates. The major portion of the gains in the 2001 quarter and the six month period relates to changes in the value of the U.S. dollar and the Canadian dollar.

     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


     The translation effect of foreign currencies decreased net income in 2000 by $0.3 million or $.01 per share for the quarter and $1.7 million or $.06 per share for the six months ended February 28, 2001.

     The effective tax rate for the six months ended February 28, 2001 was 88.6%. This higher than normal tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided. Excluding this charge, the effective tax rate of 50.5% for the three and six months ended February 28, 2001 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the three and six months ended February 29, 2000 was 38.0% and 38.3%, respectively.

     A comparison of operating income (loss) by business segment for the three months and six months ended February 28, 2001 and February 29, 2000 is as follows:


                                                                   (In Thousands)

                                                             For the three months ended,

                                   February 28, 2001                                     February 29, 2000
                   --------------------------------------------------    ----------------------------------------------------------
                       Operating                              Pretax
                        Income                                Income    Operating                               Pretax
                        (Loss)                      Other     (Loss)     Income                     Other       Income  (Decreases)
                       ----------                --------    --------   ---------                  -------     -------- -----------
 Income
-------
Europe                  $  10,349        234.6%  $   --      $ 10,349    $ 12,781         75.7%    $   --      $ 12,781   $ (2,432)
N. America                 (5,937)      (134.6)%     --        (5,937)      4,108         24.3%        --         4,108    (10,045)
  (Note 7)
Interest
  exp., net                  --         --         (1,541)     (1,541)       --           --         (1,200)     (1,200)      (341)
                        ---------       ------   --------    --------    --------       ------     --------    --------   --------
                        $   4,412        100.0%  $ (1,541)   $  2,871    $ 16,889        100.0%    $ (1,200)   $ 15,689   $(12,818)
                        =========       ======   ========    ========    ========       ======     ========    ========   =========

                                                             For the six months ended,

                                   February 28, 2001                                     February 29, 2000
                   --------------------------------------------------  ----------------------------------------------------------
                       Operating                             Pretax
                        Income                               Income    Operating                               Pretax
                        (Loss)                     Other     (Loss)     Income                     Other       Income   (Decreases)
                       ----------                --------    --------   ---------                  -------     -------- -----------
 Income
-------
Europe                  $  20,940        154.0%  $   --      $ 20,940    $ 28,960         77.4%    $   --      $ 28,960   $ (8,020)
N. America                 (7,343)       (54.0)%     --        (7,343)      8,453         22.6%        --         8,453    (15,796)
  (Note 7)
Cost of
  plant closure              --         --         (4,635)     (4,635)       --           --           --          --       (4,635)
  (Note 8)
Interest
  exp., net                  --         --         (2,840)     (2,840)       --           --         (2,234)     (2,234)      (606)
                        ---------       ------   --------    --------    --------       ------     --------    --------   --------
                        $  13,597        100.0%  $ (7,475)   $  6,122    $ 37,413        100.0%    $ (2,234)   $ 35,179   $(29,057)
                        =========       ======   ========    ========    ========       ======     ========    ========   =========

     Operating results for North America reflected a loss of $5.9 million for the 2001 quarter compared with income of $4.1 million in the 2000 quarter which included a one-time gain of $2.7 million relating to consideration received due to demutualization of an insurance carrier. The North American operating results for the six months ended February 28, 2001 was a $7.3 million loss as compared to a profit of $8.5 million in the previous year.

      The six months ended February 29, 2000 included pre-tax income of $2.7 million relating to consideration received due to demutualization of an insurance carrier in North America and pre-tax income of $1.2 million from an insurance settlement resulting from an equipment problem at a North American facility.

     The 2001 North American operating loss was due to a falloff in demand in all of the markets, especially the automotive industry. Gross profit margins also declined to 7.7% from 13.7% for the quarter and to 9.0% from 14.0% for six months due to a reduction in volume, higher material costs and continuing competitive price pressures.

     During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, postretirement adjustments, and medical insurance. During the quarter, substantially all employees were terminated and payments of $385,000 were made to these employees. The balance to be paid at February 28, 2001 was $1,008,000, which primarily relates to the remaining employee severance costs, which are expected to be paid during the next nine months.

     Operating income in Europe was $10.3 million, down $2.4 million for the three months ended February 28, 2001 from the same period last year. For the six months ended February 28, 2001, operating income was $20.9 million or down $8.0 million compared with the previous year. The reduction in operating income was the result of the weak Euro and lower gross profit margins, which were 15.2% compared with 18.6% for the same three month period in 2000 and 15.9% compared with 18.9% for the six months ended February 29, 2000. Higher material costs and continuing competitive pricing pressures contributed to the reduction in European operating income in 2001.

     There has been a falloff in demand in all of the Company's markets, especially the automotive industry. There have recently been some encouraging indications that auto sales are improving and there has been surprising strength in consumer spending. Better order levels are anticipated in North America and there should be some improvement in profit margins. However, overall economic conditions remain soft and it will be difficult to achieve a satisfactory level of earnings.

     Results in the European operations have been relatively good even though margins have declined and the Euro remains weak. Recently, there have been some indications that the European economies may weaken, but presently there have not been any adverse effects on overall order levels, which remain reasonably good.

     Although order levels have improved somewhat, overall business remains soft, especially in North America. Margin pressure should continue due to competition and higher raw material costs. In addition, the Euro has recently weakened. Accordingly, earnings for the balance of the fiscal year will be off compared with the second half of last year.

MATERIAL CHANGES IN FINANCIAL CONDITION

     As of February 28, 2001, the current ratio was 3:3 and working capital was $293.3 million. Accounts receivable increased $12.6 million at February

28, 2001 from the previous year ended August 31, 2000. The accounts receivable was higher because of an increase in Europe where the number of days sales outstanding in accounts receivable increased to 66 from 59 days sales outstanding. The increase was due to higher accounts receivable balances in countries with longer credit terms and some reductions in collections. Accounts payable increased $9.2 million compared with August 31, 2000 due to increases in inventory and the timing of vendor payments.

     During the six months ended February 28, 2001, the Company repurchased 160,900 shares of its common stock for $1.8 million. Approximately 1.7 million shares remain under a 6 million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2001 subject to market conditions.

     The ratio of long-term liabilities to capital was 31.8% at February 28, 2001 and 27.6% at August 31, 2000. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factors contributing to the increase of this ratio was an additional $23.9 million borrowing under the revolving credit agreement in the North American segment. The additional borrowing was used for capital expenditures and working capital requirements.

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "accumulated other comprehensive income" account in stockholders' equity. The weakening of the U.S. dollar during the six months ended February 28, 2001 increased this account by $3.2 million.

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



Date: April 16, 2001                   A. Schulman, Inc.
--------------------                   -----------------
                                       (Registrant)



                                       -----------------------------------
                                       R. A. Stefanko, Executive Vice President-
                                       Finance & Administration (Signing on
                                       behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)