Form 10-Q
period 2001-05-31
SCHULMAN A INC
filed 2001-07-16
CIK 87565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2001 or
                                    ---------------

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

     Number of common shares outstanding
as of June 30, 2001 - 29,169,922

                                A. SCHULMAN, INC.
              STATEMENT OF CONSOLIDATED NET INCOME (Notes 1 and 2)

                      (In thousands except per share data)

                                        For the three months ended      For the nine months ended
                                       ----------------------------    ----------------------------
                                       May 31, 2001    May 31, 2000    May 31, 2001    May 31, 2000
                                       ------------    ------------    ------------    ------------
                                                Unaudited                       Unaudited
                                                ---------                       ---------
Net sales                              $    252,588    $    275,265    $    748,077    $    797,038
Interest and other income (Note 7)              579             915           1,428           5,943
                                       ------------    ------------    ------------    ------------
                                            253,167         276,180         749,505         802,981
                                       ------------    ------------    ------------    ------------

Cost and expenses:
      Cost of goods sold                    217,887         232,679         648,209         666,644
      Cost of plant closure (Note 8)           --              --             4,635            --
      Selling, general and
           administrative expense            24,664          25,690          76,724          79,210
      Interest expense                        1,915           1,608           5,504           4,666
      Foreign currency transaction
           gain                                (424)           (153)         (1,333)            (34)
      Minority interest                         273             466             792           1,426
                                       ------------    ------------    ------------    ------------
                                            244,315         260,290         734,531         751,912
                                       ------------    ------------    ------------    ------------
Income before taxes                           8,852          15,890          14,974          51,069

Provision for income taxes (Note 11)          2,366           6,538           7,793          20,041
                                       ------------    ------------    ------------    ------------

Net income                                    6,486           9,352           7,181          31,028

Less: Preferred stock dividends                 (13)            (13)            (40)            (40)
                                       ------------    ------------    ------------    ------------

Net income applicable to
      common stock                     $      6,473    $      9,339    $      7,141    $     30,988
                                       ============    ============    ============    ============

Weighted average number of
      shares outstanding (Note 5):
           Basic and fully diluted       29,170,000      29,915,000      29,181,000      30,489,000

Basic and diluted earnings per
      common share (Note 5):           $       0.22    $       0.32    $       0.24    $       1.02
                                       ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC.
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                                 (In thousands )

                                                                   May 31,     August 31,
                                                                    2001         2000
                                                                  ---------    ---------
      Assets                                                      Unaudited
                                                                  ---------
Current assets:
      Cash and cash equivalents (Note 3)                          $  31,587    $  26,866
      Accounts receivable, less allowance
           for doubtful accounts of $6,111 at
           May 31, 2001 and $4,535 at
           August 31, 2000                                          170,959      162,074
      Inventories, average cost or market,
           whichever is lower                                       178,018      184,768
      Prepaids, including tax effect of
           temporary differences                                     20,865       16,122
                                                                  ---------    ---------
                Total current assets                                401,429      389,830

Other assets:
      Cash surrender value of life insurance                            654          594
      Deferred charges, etc., including tax effect
           of temporary differences                                  21,371       22,555
                                                                  ---------    ---------
                                                                     22,025       23,149

Property, plant and equipment, at cost:
      Land and improvements                                          10,640       10,849
      Buildings and leasehold improvements                           79,564       79,545
      Machinery and equipment                                       209,116      221,664
      Furniture and fixtures                                         22,893       23,296
      Construction in progress                                       22,009       11,631
                                                                  ---------    ---------
                                                                    344,222      346,985
      Accumulated depreciation and investment grants
           of $835 at May 31, 2001 and
           $921 at August 31, 2000                                  180,850      187,074
                                                                  ---------    ---------
                                                                    163,372      159,911
                                                                  ---------    ---------

                                                                  $ 586,826    $ 572,890
                                                                  =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC
                   CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

                      (In thousands except per share data)

                                                                   May 31,     August 31,
                                                                    2001         2000
                                                                  ---------    ---------
      Liabilities and Stockholders' Equity                        Unaudited
                                                                  ---------
Current liabilities:
      Notes payable                                               $    --      $   7,960
      Accounts payable                                               68,717       61,628
      U.S. and foreign income taxes payable                           5,118        9,456
      Accrued payrolls, taxes and related benefits                   18,419       17,243
      Other accrued liabilities                                      23,932       16,337
                                                                  ---------    ---------
                Total current liabilities                           116,186      112,624

Long-term debt                                                      109,313       83,638

Other long-term liabilities                                          39,816       39,448

Deferred income taxes                                                 8,837        8,788

Minority interest                                                     5,198        4,931

Stockholders' equity (Note 4):
      Preferred stock, 5% cumulative, $100
           par value, authorized, issued and
           outstanding - 10,567 shares at May 31,
           2001 and August 31, 2000                                   1,057        1,057
      Special stock 1,000,000 shares authorized
           none outstanding                                            --           --
      Common stock, $1 par value
           Authorized - 75,000,000 shares
           Issued - 38,381,017 shares at May 31, 2001
                and August 31, 2000                                  38,381       38,381
      Other capital                                                  47,700       47,652
      Accumulated other comprehensive income                        (58,005)     (48,003)
      Retained earnings                                             444,592      449,368
      Treasury stock, at cost, 9,211,095 shares at
           May 31, 2001 & 9,050,195 shares at
           August 31, 2000                                         (164,231)    (162,391)
      Unearned stock grant compensation                              (2,018)      (2,603)
                                                                  ---------    ---------
                Common stockholders' equity                         306,419      322,404
                                                                  ---------    ---------
                Total stockholders' equity                          307,476      323,461
                                                                  ---------    ---------
                                                                  $ 586,826    $ 572,890
                                                                  =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                A. SCHULMAN, INC
              CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

                                 (In thousands)

                                                                      For the nine months ended
                                                                      --------------------------
                                                                      May 31, 2001  May 31, 2000
                                                                      ------------  ------------
                                                                             Unaudited
                                                                             ---------
Provided from (used in) operations:
      Net income                                                        $  7,181      $ 31,028
      Items not requiring the current use of cash:
           Depreciation                                                   16,128        16,895
           Non-current deferred taxes                                         34          (291)
           Pension and other deferred compensation                         3,760         1,958
           Postretirement benefit obligation                                (893)        1,185
           Write off of assets - plant closure                             3,230          --
      Changes in working capital:
           Accounts receivable                                           (19,534)      (45,280)
           Inventories                                                     1,676       (23,909)
           Prepaids                                                       (5,025)       (2,476)
           Accounts payable                                               15,465        28,514
           Income taxes                                                   (4,218)         (298)
           Accrued payrolls and other accrued liabilities                  9,870         8,558
      Changes in other assets and other
           long-term liabilities                                          (1,842)        2,190
                                                                        --------      --------
                Net cash provided from operating activities               25,832        18,074
                                                                        --------      --------

Provided from (used in) investing activites:
      Expenditures for property, plant and equipment                     (26,241)      (17,799)
      Disposals of property, plant and equipment                             715           488
                                                                        --------      --------
                Net cash used in investing activites                     (25,526)      (17,311)
                                                                        --------      --------

Provided from (used in) financing activities:
      Cash dividends paid                                                (11,957)      (12,202)
      Notes payable                                                       (7,988)       (4,464)
      Long-term debt                                                      25,739        17,108
      Minority interest                                                      267           826
      Purchase of preferred stock                                           --             (12)
      Purchase of treasury stock                                          (1,840)      (18,935)
      Foreign investments grants                                            --             889
                                                                        --------      --------
                Net cash provided from (used in) financing activities      4,221       (16,790)
                                                                        --------      --------

Effect of exchange rate changes on cash                                      194        (3,180)
                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents                       4,721       (19,207)
Cash and cash equivalents at beginning of period                          26,866        56,836
                                                                        --------      --------
Cash and cash equivalents at end of period                              $ 31,587      $ 37,629
                                                                        ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of the results expected for the year ended August 31, 2001.

(2) The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3) All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $7,752,000 at May 31, 2001 and $6,003,000 at August 31, 2000.

(4) A summary of the stockholders' equity section for the nine months ended May 31, 2001 and 2000 is as follows:

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)
                                   (Unaudited)

                                                                     Accumulated                    Total
                                                                        Other         Unearned     Compre-
                                   Common       Other    Retained   Comprehensive    Stock Grant   hensive
                                   Stock       Capital   Earnings       Income      Compensation    Income
                                 ---------   ---------   ---------  -------------   ------------   -------
Balance-September 1, 2000        $  38,381   $  47,652   $ 449,368    $ (48,003)     $  (2,603)
Comprehensive income
   Net income                         --          --         7,181         --             --
   Foreign currency
     translation loss                 --          --          --        (10,002)          --
           Total Comprehensive
             income                                                                                $  (2,821)
                                                                                                   ---------
Dividends paid or accrued:
   Preferred                          --          --           (40)        --             --
   Common, $.405 per share            --          --       (11,917)        --             --
Grant of
   restricted stock                   --            48        --           --             --
Amortization of
   restricted stock                   --          --          --           --              585
                                 ---------   ---------   ---------    ---------      ---------
Balance-May 31, 2001             $  38,381   $  47,700   $ 444,592    $ (58,005)     $  (2,018)
                                 =========   =========   =========    =========      =========


Balance-September 1, 1999        $  38,381   $  46,694   $ 427,880    $ (17,191)     $  (2,296)
Comprehensive income
   Net income                         --          --        31,028         --             --
   Foreign currency
     translation loss                 --          --          --        (22,891)          --
           Total Comprehensive
             income                                                                                $   8,137
                                                                                                   =========
Dividends paid or accrued:
   Preferred                          --          --           (40)        --             --
   Common, $.395 per share            --          --       (12,162)        --             --
Amortization of
   restricted stock                   --          --          --           --              488
                                 ---------   ---------   ---------    ---------      ---------
Balance-May 31, 2000             $  38,381   $  46,694   $ 446,706    $ (40,082)     $  (1,808)
                                 =========   =========   =========    =========      =========

(5) During the three months ended May 31, 2001, the Company did not repurchase any shares of its common stock. During the nine months ended May 31, 2001, the Company repurchased 160,900 shares of its common stock for $1.8 million. The Company may repurchase additional common stock in fiscal year 2001 subject to market conditions.

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

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)
                                   (Unaudited)

                                    North
                                   America      Europe       Other     Consolidated
                                  ---------    ---------   ---------   ------------
THREE MONTHS ENDED MAY 31, 2001

Sales to unaffiliated customers   $ 100,769    $ 151,819        --      $ 252,588
                                  ---------    ---------   ---------    ---------

Gross Profit                      $  12,456    $  22,245        --      $  34,701
                                  ---------    ---------   ---------    ---------

Operating income (loss)           $    (703)   $  10,961        --      $  10,258

Interest expense, net                  --           --     $  (1,406)   $  (1,406)
                                  ---------    ---------   ---------    ---------
Income (loss) before taxes        $    (703)   $  10,961   $  (1,406)   $   8,852
                                  ---------    ---------   ---------    ---------

THREE MONTHS ENDED MAY 31, 2000

Sales to unaffiliated customers   $ 116,806    $ 158,459        --      $ 275,265
                                  ---------    ---------   ---------    ---------

Gross Profit                      $  15,195    $  27,391        --      $  42,586
                                  ---------    ---------   ---------    ---------

Operating income                  $   2,404    $  14,732        --      $  17,136

Interest expense, net                  --           --     $  (1,246)   $  (1,246)
                                  ---------    ---------   ---------    ---------
Income before taxes               $   2,404    $  14,732   $  (1,246)   $  15,890
                                  ---------    ---------   ---------    ---------

NINE MONTHS ENDED MAY 31, 2001

Sales to unaffiliated customers   $ 298,142    $ 449,935        --      $ 748,077
                                  ---------    ---------   ---------    ---------

Gross Profit                      $  30,240    $  69,628        --      $  99,868
                                  ---------    ---------   ---------    ---------

Operating income (loss)           $  (8,046)   $  31,901        --      $  23,855

Cost of plant closure (Note 8)         --           --     $  (4,635)   $  (4,635)

Interest expense, net                  --           --     $  (4,246)   $  (4,246)
                                  ---------    ---------   ---------    ---------
Income (loss) before taxes        $  (8,046)   $  31,901   $  (8,881)   $  14,974
                                  ---------    ---------   ---------    ---------

NINE MONTHS ENDED MAY 31, 2000

Sales to unaffiliated customers   $ 338,415    $ 458,623        --      $ 797,038
                                  ---------    ---------   ---------    ---------

Gross Profit                      $  46,155    $  84,239        --      $ 130,394
                                  ---------    ---------   ---------    ---------

Operating income (Note 7)         $  10,857    $  43,692        --      $  54,549

Interest expense, net                  --           --     $  (3,480)   $  (3,480)
                                  ---------    ---------   ---------    ---------
Income before taxes               $  10,857    $  43,692   $  (3,480)   $  51,069
                                  ---------    ---------   ---------    ---------

                                       -8-

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Other income for the nine months ended May 31, 2000, includes pre-tax income of $2,689,000 relating to consideration received due to demutualization of an insurance carrier in North America and pre-tax income of $1,211,000 from an insurance settlement resulting from an equipment problem at a North American facility.

(8) During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, postretirement adjustments, and medical insurance. During the quarter ended February 28, 2001, substantially all employees were terminated and payments of $305,000 were made in the quarter ended May 31, 2001. The balance to be paid at May 31, 2001 was $461,000, which primarily relates to the remaining employee severance costs, which are expected to be paid during the next six months.

(9) Effective September 1, 2000 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires all derivatives whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. Due to the short-term nature of the Company's forward exchange contracts outstanding at May 31, 2001, the derivatives were adjusted to their fair market value through the income statement. Due to the immaterial amount of derivative and hedging activity and the short-term nature of the derivatives outstanding, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

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

(11) The effective tax rate of 26.7% for the three months ended May 31, 2001 is less than the statutory rate because of tax planning strategies implemented within the North American operations. The effective tax rate for the nine months ended May 31, 2001 of 52.0% was partially offset by the tax planning strategies noted above. This higher than statutory tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided. The effective tax rate for the nine months ended May 31, 2001 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the three and nine months ended May 31, 2000 was 41.1% and 39.3%, respectively.

                               A. SCHULMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) A summary of the other comprehensive income section for the three months ended May 31, 2001 and 2000 and nine months ended May 31, 2001 and 2000 is as follows:

                                    For the three months ended        For the nine months ended
                                    --------------------------        -------------------------
                (In Thousands)       May 31,          May 31,          May 31,         May 31,
                                      2001             2000             2001            2000
                                    --------          --------        --------        --------
                                             Unaudited                         Unaudited
                                             ---------                         ---------
Net Income                          $  6,486          $  9,352        $  7,181        $ 31,028
Other comprehensive income:
      Foreign currency
           translation adjustment    (13,163)           (7,959)        (10,002)        (22,891)
      Unrealized investment loss,
           net of tax of $61            --                 116            --              --
                                    --------          --------        --------        --------
Comprehensive income                $ (6,677)         $  1,509        $ (2,821)       $  8,137
                                    ========          ========        ========        ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the three months ended May 31, 2001 were $252.6 million, a decrease of 8.2% over sales of $275.3 million for the comparable period in 2000. Sales for the nine month period ending May 31, 2001 were $748.1 million, down 6.1% from sales of $797.0 million in the same period last year.

     The translation effect of foreign currencies decreased sales by 4.1% or $11.2 million for the three months ended May 31, 2001. For the nine months ended May 31, 2001, the translation effect reduced sales by 5.9% or $46.9 million.

     Tonnage in the European operation was up 3.0% for the three months ended May 31, 2001 due to an increase in manufactured products. For the nine months ended May 31, 2001 European tonnage was up 3.9%. However, gross profits in Europe were 14.7% in the 2001 quarter versus 17.3% in the 2000 quarter, and 15.5% and 18.3% for the nine months ended May 31, 2001 and 2000 respectively.

     North American tonnage declined to 14.2% and 13.4% for the three and nine months ended May 31, 2001. Profit margins of 12.4% for the quarter were lower than the 13.0% level in the comparable 2000 period. For the nine months ended May 31, 2001, North American profit margins were 10.1% versus 13.6% for the nine months ended May 31, 2000.

     The decreases in gross profit in both Europe and North America are primarily due to increases in resin prices and competitive price pressures. Lower tonnage and utilization also had an adverse effect on North American profit margins.

     A comparison of net sales and gross profit by business segment for the three and nine months ended May 31, 2001 and 2000 is as follows:

                          (In Thousands)                       (In Thousands)
                     Three Months Ended May 31,           Nine Months Ended May 31,
                ----------------------------------    ----------------------------------
    Sales          2001        2000      (Decrease)     2001        2000       (Decrease)
    -----       ---------   ---------    ---------    ---------   ---------    ---------
Europe          $ 151,819   $ 158,459    $  (6,640)   $ 449,935   $ 458,623    $  (8,688)
North America     100,769     116,806      (16,037)     298,142     338,415      (40,273)
                ---------   ---------    ---------    ---------   ---------    ---------
                $ 252,588   $ 275,265    $ (22,677)   $ 748,077   $ 797,038    $ (48,961)
                =========   =========    =========    =========   =========    =========

                          (In Thousands)                       (In Thousands)
                     Three Months Ended May 31,           Nine Months Ended May 31,
                ----------------------------------    ----------------------------------
 Gross Profit      2001        2000      (Decrease)     2001        2000       (Decrease)
 ------------   ---------   ---------    ---------    ---------   ---------    ---------
Europe          $  22,245   $  27,391    $  (5,146)   $  69,628   $  84,239    $ (14,611)
North America      12,456      15,195       (2,739)      30,240      46,155      (15,915)
                ---------   ---------    ---------    ---------   ---------    ---------
                $  34,701   $  42,586    $  (7,885)   $  99,868   $ 130,394    $ (30,526)
                =========   =========    =========    =========   =========    =========

     Selling, general and administrative expenses decreased $1.0 million or 4.0% for the quarter and $2.5 million or 3.1% for the nine month period. The translation effect of foreign currencies decreased selling, general and administrative expenses by $0.7 million for the quarter and $3.9 million for the nine month period ended May 31, 2001.

     Interest expense increased in 2001 due to higher levels of borrowings.

     Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the gains in the 2001 quarter were impacted by changes in the value of the U.S. dollar, the Canadian dollar and the Euro.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the Company.

     The translation effect of foreign currencies decreased net income in the May 31, 2001 quarter by $0.4 million or $.01 per share for the quarter and $2.1 million or $.07 per share for the nine months ended May 31, 2001.

     The effective tax rate of 26.7% for the three months ended May 31, 2001 is less than the statutory rate because of tax planning within the North American operations. The effective tax rate for the nine months ended May 31, 2001 of 52.0% was partially offset by the tax planning strategies noted above. This higher than statutory tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided. The effective tax rate for the nine months ended May 31, 2001 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the three and nine months ended May 31, 2000 was 41.1% and 39.3%, respectively.

     A comparison of operating income (loss) by business segment for the three months and nine months ended May 31, 2001 and 2000 is as follows:


                                 (In Thousands)

                           For the three months ended,

                                 May 31, 2001                                May 31, 2000
                  ------------------------------------------   ----------------------------------------
                  Operating                         Pretax
                   Income                           Income      Operating                       Pretax
                    (Loss)               Other      (Loss)       Income             Other       Income     Decrease
                  --------              --------    --------    --------           --------    --------    --------
 Income
 ------
Europe            $ 10,961    106.9%    $   --      $ 10,961    $ 14,732    86.0%  $   --      $ 14,732    $ (3,771)
N. America            (703)    -6.9%        --          (703)      2,404    14.0%      --         2,404      (3,107)
Interest
  exp., net           --        --        (1,406)     (1,406)       --        --     (1,246)     (1,246)       (160)
                  --------    -----     --------    --------    --------   -----   --------    --------    --------
                  $ 10,258    100.0%    $ (1,406)   $  8,852    $ 17,136   100.0%  $ (1,246)   $ 15,890    $ (7,038)
                  ========    =====     ========    ========    ========   =====   ========    ========    ========

                           For the nine months ended,

                                 May 31, 2001                                May 31, 2000
                  ------------------------------------------   ----------------------------------------
                  Operating                         Pretax
                   Income                           Income      Operating                       Pretax
                    (Loss)               Other      (Loss)       Income             Other       Income     Decrease
                  --------              --------    --------    --------           --------    --------    --------
 Income
 ------
Europe            $ 31,901    133.7%    $   --      $ 31,901    $ 43,692    80.1%  $   --      $ 43,692    $(11,791)
N. America          (8,046)   -33.7%        --        (8,046)     10,857    19.9%      --        10,857     (18,903)
  (Note 7)
Cost of
  plant closure       --        --        (4,635)     (4,635)       --        --       --          --        (4,635)
  (Note 8)
Interest
  exp., net           --        --        (4,246)     (4,246)       --        --     (3,480)     (3,480)       (766)
                  --------    -----     --------    --------    --------   -----   --------    --------    --------
                  $ 23,855    100.0%    $ (8,881)   $ 14,974    $ 54,549   100.0%  $ (3,480)   $ 51,069    $(36,095)
                  ========    =====     ========    ========    ========   =====   ========    ========    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     Operating results for North America reflected a loss of $0.7 million for the 2001 quarter compared with income of $2.4 million in the 2000 quarter. The North American operating results for the nine months ended May 31, 2001 was an $8.0 million loss compared with a profit of $10.9 million in the previous year. The nine months ended May 31, 2000 included pre-tax income of $2.7 million relating to consideration received due to demutualization of an insurance carrier in North America and pre-tax income of $1.2 million from an insurance settlement resulting from an equipment problem at a North American facility.

     The 2001 North American operating loss was the result of a falloff in demand in all of the markets, especially the automotive industry. Gross profit margins also declined to 12.4% from 13.0% for the quarter and to 10.1% from 13.6% for nine months due to a reduction in volume, higher material costs and continuing competitive price pressures.

     During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, postretirement adjustments, and medical insurance. During the quarter ended February 28, 2001, substantially all employees were terminated and payments of $305,000 were made in the quarter ended May 31, 2001. The balance to be paid at May 31, 2001 was $461,000, which primarily relates to the remaining employee severance costs, which are expected to be paid during the next six months.

     Operating income in Europe for the three months ended May 31, 2001 was $11.0 million, down $3.8 million from the same period last year. For the nine months ended May 31, 2001, operating income was $31.9 million, down $11.8 million compared with the previous year. The reduction in operating income was the result of the weak Euro and lower gross profit margins, which were 14.7% compared with 17.3% for the same three month period in 2000 and 15.5% compared with 18.4% for the nine months ended May 31, 2000. Higher material costs and continuing competitive pricing pressures resulted in the reduction in European operating income in 2001.

     There has been an improvement in the Company's business over the previous quarter. Volumes are better and currently there are strong backlogs in the European segment. Sales levels have improved, but the Company is entering the traditional European holiday period and there will be a number of North American automotive plant shutdowns during the fourth quarter. The Euro has recently weakened again amid signs that the European economies are slowing.

     The volume improvement over the previous quarter is encouraging and the leveling off of customer inventories provides a basis for stronger sales in the months ahead. Nevertheless, continuing margin pressures, the weakening European economies and the soft Euro will result in fourth quarter earnings that are off from the same period last year.


MATERIAL CHANGES IN FINANCIAL CONDITION

     As of May 31, 2001, the current ratio was 3:5 and working capital was $285.2 million. May 31, 2001 accounts receivable increased $8.9 million from the balance at August 31, 2000. The accounts receivable was higher to support an increase in European sales in the May 31, 2001 quarter compared to the August 31, 2000 quarter. Accounts payable increased $7.1

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

million compared with August 31, 2000 due to increases in inventory and the timing of vendor payments.

     During the three months ended May 31, 2001, the Company did not repurchase any shares of its common stock. During the nine months ended May 31, 2001, the Company repurchased 160,900 shares of its common stock for $1.8 million. Approximately 1.7 million shares remain under a 6 million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2001 subject to market conditions.

     The ratio of long-term liabilities to capital was 32.7% at May 31, 2001 and 27.6% at August 31, 2000. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factors contributing to the increase of this ratio was an additional $26 million borrowing under the revolving credit agreement in the North American segment. The additional borrowing was used for capital expenditures and working capital requirements.

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the "accumulated other comprehensive income" account in stockholders' equity. The weakening of the U.S. dollar during the nine months ended May 31, 2001 decreased equity by $10.0 million.


CAUTIONARY STATEMENTS

     Statements in this report which are not historical facts are forward looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These "forward looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to the following:

o    Worldwide and regional economic, business and political conditions

o Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah

o    Fluctuations in prices of plastic resins and other raw materials

o    Changes in customer demand and requirements

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



Date: July 16, 2001       A. Schulman, Inc.
                          -----------------------------------
                          (Registrant)




                          /s/ Robert A. Stefanko
                          -----------------------------------
                          R. A. Stefanko, Executive Vice President-Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)