Form 10-K405
period 2001-08-31
SCHULMAN A INC
filed 2001-11-28
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended August 31, 2001 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ___________ to _____________.

Commission File No. 0-7459

A. SCHULMAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850

(State of Incorporation)	(I.R.S. Employer Identification No.)

3550 West Market Street, Akron, Ohio	44333

(Address of Principal Executive Offices)	(ZIP Code)

Registrant's telephone number, including area code: (330) 666-3751

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value

(Title of Class)

Special Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 16, 2001: $332,898,297.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date:

29,212,872 Shares of Common Stock, $1.00 Par Value, at October 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K in Which Incorporated

Portions of the Registrant's Notice of Annual Meeting and Proxy Statement Dated November 9, 2001	III and IV

Portions of the Registrant's 2001 Annual Report to Stockholders	I and II

The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated November 9, 2001 shall not be deemed incorporated by reference herein.

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

The Company's plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment, and agriculture. These compounds are used in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grilles, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, and capacitor housings; in the office equipment industry for such products as cases and housings for computers, trim for arms of office chairs, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings and protective film for plants and agricultural mulch.

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

The Company's concentrates are sold under various trade names, including the following:

Polybatch®, which is an additive or color concentrate used for modifying various plastic resins and which provides various physical properties required by customers;

Polyblak®, which is a line of black concentrates that are resistant to weather and sunlight and that are used by wire and cable manufactures for insulation coating and in the production of plastic pipe, black film and other black plastic items; and

Papermatch®, which is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch® is printable and resistant to tearing, moisture and chemicals.

Engineered Compounds

The Company's engineered compounds are products designed to have and maintain characteristics such as chemical resistance, electrical conductivity, heat resistance and/or high strength-to-weight ratios. The engineered compounds manufactured by the Company include the following:

Polyman® and Polyflam® are flame retardant compounds used in applications such as telephone systems, terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.

Schulamid® is a nylon compound which can be unfilled, reinforced or impact-modified. Schulamid® is used in applications which require good impact strength and resistance to high temperatures and chemicals. Typical applications include under-the-hood automotive components and various building and consumer products.

Formion®, a specialized compound which has good impact strength, is resistant to abrasion and has performance characteristics which do not decrease in low temperatures. Formion® is sold principally to the transportation industry for use in bumper blocks and protective rub strips.

Polypur® is a reinforced and alloyed thermoplastic polyurethane that has impact resistance and molding properties for automotive applications such as exterior side moldings, grilles, body side moldings and other painted parts.

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

Polytrope®, which is a thermoplastic elastomer which has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry and typical applications include valance panels, body side moldings, grilles and bumper rub strips. Parts molded from Polytrope® weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

Polyfort®, which is a reinforced polypropylene compound for applications which require stiffness and resistance to heat distortion, such as coffee makers, binders for computer printouts, setbacks and under-the-hood products for automobiles.

Schulink®, which is a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance, such as industrial doors and commercial waste containers.

InvisionTM, a thermoplastic elastomer, is a PVC alternative that can be injection molded, blow molded or extruded. It is a polyolefin compound with properties similar to PVC. It can be used in automotive interiors, trim for furniture, appliances and industrial components.

Polyvinyl Chloride

The Company's PVC business is transacted under the name Polyvin® and involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company's thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company's Sunprene® compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications.

The Company also performs tolling services, which involve the compounding of resins and other materials of customers based upon formulae provided by such customers. Tolling is done principally for major plastic resin producers. The Company is compensated on the basis of an agreed price per pound plus an additional charge for any additives and packing supplied by the Company.

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

The Company, through its European operations, acts as a distributor for several major resin producers which include BASF, Exxon Chemical, ATOFINA, Solvay, BP and Vestolit GmbH.

The Company also acts as United States and Canadian distributor of ExxonMobile Chemical polypropylene and polyethylene used for injection molding. The Company is also exclusive distributor in the United States for ExxonMobile Chemical polyethylene for rotational molding.

Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company's geographic areas for the last three years is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

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

A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, the Company purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 2001, this subsidiary purchased approximately 23% of the compounds manufactured in the Bornem, Belgium plant. Approximately 18% of the sales of A. Schulman GmbH during the same period was derived from the sale of plastic resins and compounds of Vestolit GmbH, BP, Exxon Chemical, Ticona and Solvay.

A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for Exxon Chemical, Escorene polypropylene resin and polyethylene for injection molding. Its principal sales office is located in Toronto. Approximately 50% of its production is sold to customers in the United States with the remainder sold in Canada.

A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

A. Schulman, S.A., a French subsidiary, has six sales offices in France and is a distributor in France for ATOFINA. A. Schulman, S.A. also acts as a merchant of plastic resins, and sells compounds manufactured by the Company's subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is also a Paris-based distributor for BASF and Solvay of certain plastic materials in France.

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

A. Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of N.V. A. Schulman Plastics, S.A. This subsidiary manufactures and sells engineered compounds and concentrates for the Italian market. It also performs tolling services, sells manufacturing products of N.V. A. Schulman Plastics, S.A. and acts as a merchant of plastic resins in Italy.

A. Schulman Plastics S.L., a Spanish subsidiary, is engaged primarily in distribution to the Spanish market through its offices located in Barcelona and Valencia, Spain. This subsidiary also engages in merchant activities in Spain.

A. Schulman Hungary Kft., a Hungarian subsidiary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by N.V. A. Schulman Plastics, S.A. in Belgium and by A. Schulman Plastics, S.A. in France. It also acts as a merchant of plastic resins in Hungary.

Joint Ventures

The Company, through its wholly-owned subsidiary ASI Investments Holding Co., owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company's Bellevue, Ohio facility. A third line will commence production in fiscal 2002. The Company's partner provides technical and manufacturing expertise.

The Company, through its wholly-owned subsidiary A. Schulman International, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. The other partner is P.T. Prima Polycon Indah.

Employee Information

As of August 31, 2001, the Company had approximately 816 employees in the United States and approximately 1,515 employees in its foreign operations. More than 80% of the Company's hourly production employees are represented by various unions under collective bargaining agreements.

The Company has laboratory facilities at each of its plastics compounding plants staffed by approximately 271 technical personnel. The Company's plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

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

Dependence on Customers

During the year ended August 31, 2001, the Company's five largest customers accounted in the aggregate for less than 10% of total sales. In management's opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company's business other than, potentially, on a temporary basis.

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

ITEM 2. PROPERTIES

The Company owns and operates seven plastics compounding plants in North America, five in Europe and one in Asia. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

Location	Approximate Capacity (lbs.)[1]		Approximate Floor Area (Square Feet)

Akron, Ohio[2]	None		158,000	[3]
Bellevue, Ohio	72,000,000	[4]	160,000
Sharon Center, Ohio	10,000,000		145,000	[5]
Orange, Texas	43,000,000		145,000
Orange, Texas-Texas
Polymer Services, Inc.	132,000,000		182,000
Nashville, Tennessee	80,000,000		138,000
San Luis Potosi, Mexico[6]	64,000,000		147,000
Bornem, Belgium	140,000,000		367,000
Crumlin Gwent, South Wales	79,000,000		106,000
Givet, France[7]	140,000,000		191,000
St. Thomas, Ontario, Canada	74,000,000		141,000
Kerpen, Germany [8]	93,000,000		484,000
Surabaya, Indonesia (Joint Venture)	11,000,000		89,000
Milan, Italy	25,000,000		118,000

	963,000,000		2,571,000

[1]	The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules which are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company's plants or the profitability of the plastic compounds produced.

[2]	The Company has terminated manufacturing at this facility as of December 31, 2000. This facility is now used for warehousing, logistics, product sampling and product development.

[3]	Includes 15,800 square feet of space comprising the Company's product development center.

[4]	Includes capacity of approximately 32 million pounds from three manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

[5]	Includes approximately 14,500 square feet of space comprising the Company's color technology center.

[6]	Excludes two new manufacturing lines and approximately 40,000 square feet of production space being added at a cost of approximately $3.5 million. The lines will have an annual capacity of approximately 5 million pounds and are expected to commence operations in December 2002.

[7]	Excludes a new manufacturing line being added at a cost of approximately $1.8 million. The line will have an annual capacity of approximately 21 million pounds and is scheduled to commence operations in 2001.

[8]	Excludes two new manufacturing lines with a cost of approximately $2.9 million. The lines will have an annual capacity of approximately 33 million pounds and are expected to commence operations in the first half of fiscal 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

The age (as of October 16, 2001), business experience during the past five years and offices presently held by each of the Company's Executive Officers are reported below. The Company's By-Laws provide that officers shall hold office until their successors are elected and qualified.

Terry L. Haines: Age 55; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President--North American Sales, 1989-1990.

Robert A. Stefanko: Age 58; Chairman of the Board since January, 1991; Executive Vice President--Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.

Alain C. Adam: Age 52; Vice President--International Automotive Operations of the Company since September 1, 1999; Vice President--Automotive Marketing from 1990 until August 31, 1999.

Barry Rhodes: Age 41; Vice President - North American Sales since October 2001; prior to that time, North American Sales Manager since March 2000; various sales positions with the Company since 1997.

John M. Myles: Age 58; Vice President--North American Purchasing since October 1997 and prior to that time General Manager-Operations of Laurel Industries since 1992.

Ronald G. Andres: Age 51; Vice President--North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.

Rengarajan Ramesh: Age 40; Vice President--Technology since April 2000 and General Manager--Asian Operations since 1995; prior thereto, Marketing and Technical Service Manager for the Company's Mexican operations from 1989 to 1995.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System.

Additional information in response to this Item is set forth on page 1 of the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information in response to this Item is set forth on pages 22 and 23 of the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item is set forth on pages 19 through 21 of the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company's exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities hedged, are recognized on the foreign currency transaction line in the Consolidated Statement of Income appearing on page 6 of the Company's 2001 Annual Report to Stockholders. The Company estimates that a ten percent (10%) change in foreign exchange rates at August 31, 2001 would have changed the fair value of the contracts by approximately $1.6 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 18, 2001, appearing on pages 6 through 18 of the Company's 2001 Annual Report to Stockholders, are incorporated herein by reference.

(b) Supplementary Data

Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required in response to this Item in respect of Directors is set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement dated November 9, 2001, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 12 and 13 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Company's proxy statement dated November 9, 2001, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's proxy statement dated November 9, 2001, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	The following documents are filed as part of this report:	Page

	(1)	Financial Statements:

		Report of Independent Accountants	19*

		Consolidated Statement of Income for the three years ended August 31, 2001	6*

		Consolidated Balance Sheet at August 31, 2001 and 2000	8*

		Consolidated Statement of Cash Flows for the three years ended August 31, 2001	10*

		Consolidated Statement of Stockholders' Equity for the three years ended August 31, 2001	7*

		Notes to Consolidated Financial Statements	11*

*Incorporated by reference from the indicated page of the Company's 2001 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 2001 Annual Report to Stockholders is not deemed filed as part of this report

	(2)	Financial Statement Schedules:

		Report of Independent Accountants on Financial Statement Schedule	F-1

		II-Valuation and Qualifying Accounts	F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits:

Exhibit Number

3(a)		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for fiscal year ended August 31, 1990).

3(b)	Certificate of Amendment of Certificate of Incorporation dated December 12, 1985 (incorporated by reference to Exhibit 2(b) of the Company's Registration Statement on Form 8-A dated January 15, 1996)

3(c)	Certificate of Amendment of Certificate of Incorporation dated January 9, 1987 (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for fiscal year ended August 31, 1994).

3(d)	Certificate of Amendment of Certificate of Incorporation dated December 10, 1987 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for fiscal year ended August 31, 1991).

3(e)	Certificate of Amendment of Certificate of Incorporation dated December 6, 1990 (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K for fiscal year ended August 31, 1991).

3(f)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1993 (incorporated by reference to Exhibit 2(f) to the Company's Registration Statement on Form 8-A dated January 15, 1996).

3(g)	By-Laws dated December 8, 1983 (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for fiscal year ended August 31, 1990).

3(h)	Amendment to By-Laws dated October 20, 1986 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for fiscal year ended August 31, 1991).

3(i)	Amendment to By-Laws dated January 11, 1996 (incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-K dated January 15, 1996).

4(a)	Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated January 15, 1996).

4(b)	Amendment No. 1 to Rights Agreement dated as of November 21, 1997 between the Company, KeyBank National Association (as successor by merger to Society National Bank) and First Chicago Trust Company of New York as successor Rights Agent (incorporated by reference to Exhibit 1(b) to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A).

10(a)*	A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for fiscal year ended August 31, 1991).

10(b)*	Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

10(c)*	Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(k) to the Company's Registration

Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(d)*	Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company's Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(e)*	A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company's Form 10-K for fiscal year ended August 31, 1992).

10(f)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

10(g)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended August 31, 1998).

10(h)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company's Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(i)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended November 30, 2000).

10(j)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended August 31, 1995).

10(k)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

10(l)*	A. Schulman, Inc. Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended August 31, 1998).

10(m)*	Employment Agreement between the Company and Robert A. Stefanko dated January 31, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

10(n)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for fiscal quarter ended February 29, 1996).

10(o)*	Employment Agreement between the Company and Alain C. Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for fiscal quarter ended February 29, 2000).

10(p)*	Employment Agreement between the Company and John M. Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for fiscal year ended August 31, 1998)

10(q)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended August 31, 1999).

10(r)*	Employment Agreement between the Company and Rengarajan Ramesh dated July 11, 2000 (incorporated by reference to Exhibit 10(r) to the Company's form 10-K for the fiscal year ended August 31, 2000).

10(s)*	Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for fiscal year ended August 31, 1991).

10(t)*	Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for fiscal year ended August 31, 1992).

10(u)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for fiscal year ended August 31, 1992).

10(v)*	Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended February 29, 1996).

10(w)	Credit Agreement between the Company, the Foreign Borrowers, the Banks, The Bank of New York and National City Bank (as Co-Documentation Agents) and KeyBank National Association (as Lead Arranger and Administrative Agent), dated as of October 2, 2001.

10(x)	Note Purchase Agreement dated August 1, 1999 regarding $50,000,000 7.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company, Mutual Trust Life Insurance Company, National Travelers Life Company, Guarantee Reserve Life Insurance Company, Pioneer Mutual Life Insurance Company, Great Western Insurance Company, The Catholic Aid Association, The Reliable Life Insurance Company, The North West Life Assurance Company of Canada, Lutheran Brotherhood and Modern Woodmen of America (incorporated by reference to Exhibit 10(y) to the Company's Form 10-K for the fiscal year ended August 31, 1999).

10(y)	Form of the Company's 7.27% Senior Notes Due 2009 (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the fiscal year ended August 31, 1999).

11	Computation of Basic and Diluted Earnings Per Common Share

13	Company's 2001 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of Independent Accountants

24	Powers of Attorney

99	Notice of Annual Meeting and Proxy Statement Dated November 9, 2001

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

(b)	Reports on Form 8-K.

  No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended August 31, 2001.

  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/Robert A. Stefanko

Robert A. Stefanko Chairman of the Board of Directors and Executive Vice President - Finance and Administration

  Dated: November 28, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Terry L. Haines	Director and Principal

Terry L. Haines	Executive Officer	November 28, 2001

/s/Robert A. Stefanko	Director, Principal

Robert A. Stefanko	Financial Officer and Principal Accounting Officer	November 28, 2001

Alan L. Ockene*	Director
Paul Craig Roberts*	Director
Rene C. Rombouts*	Director
Peggy Gordon Elliott*	Director
Willard R. Holland*	Director
James A. Karman*	Director
James S. Marlen*	Director
John B. Yasinsky*	Director
Joseph M. Gingo*	Director

*By:	/s/Robert A. Stefanko

Robert A. Stefanko Attorney-in-Fact	November 28, 2001

*Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

  Report of Independent Accountants
  on Financial Statement Schedule

  To the Board of Directors
  of A. Schulman, Inc.

  Our audits of the consolidated financial statements referred to in our report dated October 18, 2001 appearing in the 2001 Annual Report to Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  /s/ PricewaterhouseCoopers LLP

  PricewaterhouseCoopers LLP
  Cleveland, Ohio
  October 18, 2001

  A. SCHULMAN, INC.

  VALUATION AND QUALIFYING ACOUNTS

  Schedule F-2

	Balance at beginning of period	Charges to cost and expenses	Net Write-offs	Translation Adjustment	Other(1)	Balance at close of period

Reserve for doubtful accounts

Year ended August 31, 2001	$4,535,000	$2,715,000	$(820,000)	$28,000	$—	$6,458,000

Year ended August 31, 2000	3,678,000	1,905,000	(748,000)	(300,000)	—	4,535,000

Year ended August 31, 1999	4,778,000	1,206,000	(2,256,000)	(50,000)	—	3,678,000

Valuation allowance — deferred tax assets

Year ended August 31, 2001	15,134,000	—	—	—	4,694,000	19,828,000

Year ended August 31, 2000	8,129,000	—	—	—	7,005,000	15,134,000

Year ended August 31, 1999	5,968,000	—	—	—	2,161,000	8,129,000

  Note:
(1)	Represents current year change in valuation allowance for foreign tax credit carryforward benefits, net operating loss carryforward benefits and deferred tax assets.