Form 10-Q
period 2001-11-30
SCHULMAN A INC
filed 2002-01-14
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission file number: 0-7459

A. Schulman, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3550 West Market Street, Akron, Ohio	44333

(Address of Principal Executive Offices)	(Zip Code)

(330) 666-3751

(Registrant's Telephone Number, including Area Code)

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

                Yes ☒     No ☐

        Number of common shares outstanding as of December 31, 2001 - 29,215,372

A. SCHULMAN, INC.
STATEMENT OF CONSOLIDATED NET INCOME (LOSS) (Notes 1 and 2)

(In thousands except per share data)

	For the three months ended November 30,
	2001	2000
	Unaudited

Net sales	$238,148	$256,616
Interest and other income	548	415

	238,696	257,031

Cost and expenses:
Cost of goods sold	202,459	221,074
Cost of plant closure (Note 7)	—	4,635
Selling, general and administrative expense	26,318	26,980
Interest expense	1,453	1,641
Foreign currency transaction gain	(514)	(893)
Minority interest	185	343

	229,901	253,780

Income before taxes	8,795	3,251
Provision for income taxes (Note 9)	3,585	3,978

Net income (loss)	5,210	(727)
Less: Preferred stock dividends	(13)	(13)

Net income (loss) applicable to common stock	$5,197	$(740)

Weighted average number of shares outstanding (Note 5):
Basic	29,213	29,203
Fully diluted	29,213	29,203
Basic and diluted earnings (loss) per common share (Note 5):	$0.18	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

(In thousands except per share data )

	November 30, 2001	August 31, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents (Note 3)	$61,653	$52,586
Accounts receivable, less allowance for doubtful accounts of $6,394 at November 30, 2001 and $6,458 at August 31, 2001	160,279	162,131
Inventories, average cost or market, whichever is lower	150,666	159,808
Prepaids, including tax effect of temporary differences	16,103	15,023

Total current assets	388,701	389,548
Other assets:
Cash surrender value of life insurance	636	639
Deferred charges, etc., including tax effect of temporary differences	11,989	11,685
Goodwill (Note 8)	6,485	6,548
Intangible assets (Note 8)	596	644

	19,706	19,516
Property, plant and equipment, at cost:
Land and improvements	10,898	10,978
Buildings and leasehold improvements	86,526	83,039
Machinery and equipment	231,230	222,554
Furniture and fixtures	23,897	23,828
Construction in progress	17,557	26,415

	370,108	366,814
Accumulated depreciation and investment grants of $855 at November 30, 2001 and $885 at August 31, 2001	200,534	197,207

	169,574	169,607

	$577,981	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

(In thousands except per share data)

	November 30, 2001	August 31, 2001
Liabilities and Stockholders’ Equity	Unaudited
Current liabilities:
Notes payable	$—	$313
Accounts payable	56,230	55,426
U.S. and foreign income taxes payable	9,635	7,097
Accrued payrolls, taxes and related benefits	20,139	19,036
Other accrued liabilities	20,589	18,388

Total current liabilities	106,593	100,260
Long-term debt	100,193	105,415
Other long-term liabilities	39,760	39,242
Deferred income taxes	6,009	6,115
Minority interest	5,746	5,560
Stockholders’ equity (Note 4):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,567 shares at November 30, 2001 and August 31, 2001	1,057	1,057
Special stock 1,000,000 shares authorized none outstanding	—	—
Common stock, $1 par value Authorized — 75,000,000 shares Issued — 38,423,967 shares at November 30, 2001 and August 31, 2001	38,424	38,424
Other capital	48,504	48,504
Accumulated other comprehensive income	(48,773)	(44,945)
Retained earnings	447,358	446,142
Treasury stock, at cost, 9,211,095 shares at November 30, 2001 & August 31, 2001	(164,231)	(164,231)
Unearned stock grant compensation	(2,659)	(2,872)

Common stockholders’ equity	318,623	321,022

Total stockholders’ equity	319,680	322,079

	$577,981	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

(In thousands)

	For the three months ended November 30,
	2001	2000
	Unaudited

Provided from (used in) operations:
Net income (loss)	$5,210	$(727)
Items not requiring the current use of cash:
Depreciation	5,568	5,516
Non-current deferred taxes	2,673	93
Pension and other deferred compensation	722	2,304
Postretirement benefit obligation	361	(1,555)
Write-off of assets - plant closure	—	3,230
Changes in working capital:
Accounts receivable	(1,643)	(17,896)
Inventories	(8,554)	(8,219)
Prepaids	(1,290)	(2,670)
Accounts payable	3,348	23,549
Income taxes	2,703	1,913
Accrued payrolls and other accrued liabilities	3,600	6,532
Changes in other assets and other long-term liabilities	601	(3,501)

Net cash provided from operating activities	29,520	8,234

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(7,286)	(9,416)
Disposals of property, plant and equipment	457	3,386

Net cash used in investing activities	(6,829)	(9,030)

Provided from (used in) financing activities:
Cash dividends paid	(3,995)	(3,988)
Decrease of notes payable	(308)	(3,347)
Increase of long-term debt	—	8,000
Reduction in long-term debt	(5,130)	(125)
Minority interest	185	343
Purchase of treasury stock	—	(1,841)

Net cash used in financing activities	(9,248)	(958)

Effect of exchange rate changes on cash	(4,376)	2,117

Net increase in cash and cash equivalents	9,067	363
Cash and cash equivalents at beginning of period	52,586	26,866

Cash and cash equivalents at end of period	$61,653	$27,229

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results expected for the year ended August 31, 2002.

(2)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $21,668,000 at November 30, 2001 and $20,991,000 at August 31, 2001.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	A summary of the stockholders' equity section for the three months ended November 30, 2001 and 2000 is as follows:

(In thousands)
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Total Comprehensive Income
Balance-September 1, 2001	$38,424	$48,504	$446,142	$(44,945)	$(2,872)
Comprehensive income
Net income	—	—	5,210	—	—
Foreign currency translation loss	—	—	—	(3,828)	—
Total Comprehensive income						$ 1,382

Dividends paid or accrued:
Preferred	—	—	(13)	—	—
Common, $.135 per share	—	—	(3,981)	—	—
Amortization of restricted stock	—	—	—	—	213

Balance-November 30, 2001	$38,424	$48,504	$447,358	$(48,773)	$(2,659)

Balance-September 1, 2000	$38,381	$47,652	$449,368	$(48,003)	$(2,603)
Comprehensive income
Net loss	—	—	(727)	—	—
Foreign currency translation loss	—	—	—	(5,246)	—
Total Comprehensive income						$(5,973)

Dividends paid or accrued:
Preferred	—	—	(13)	—	—
Common, $.135 per share	—	—	(3,975)	—	—
Amortization of restricted stock	—	—	—	—	210

Balance-November 30, 2000	$38,381	$47,652	$444,653	$(53,249)	$(2,393)

(5)	During the three months ended November 30, 2001, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

(In thousands)
(Unaudited)

	North America	Europe	Other	Consolidated
Three months ended November 30, 2001
Sales to unaffiliated customers	$94,124	$144,024	—	$238,148

Gross Profit	$12,852	$22,837	—	$35,689

Operating income	$237	$9,516	—	$9,753
Interest expense, net	$—	$—	$(958)	$(958)

Income before taxes	$237	$9,516	$(958)	$8,795

Three months ended November 30, 2000
Sales to unaffiliated customers	$107,631	$148,985	—	$256,616

Gross Profit	$10,877	$24,665	—	$35,542

Operating income (loss)	$(1,406)	$10,591	—	$9,185
Cost of plant closure (Note 7)	$—	$—	$(4,635)	$(4,635)
Interest expense, net	$—	$—	$(1,299)	$(1,299)

Income (loss) before taxes	$(1,406)	$10,591	$(5,934)	$3,251

(8)	On September 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company intends to complete a transitional goodwill impairment test by February 28, 2002 and does not anticipate recognizing an impairment loss. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

Accumulated amortization for intangible was approximately $200,000 and $150,0000 at November 30, 2001 and August 31, 2001 respectively. The amortization expense for intangibles was approximately $50,000 for the three months ended November 30, 2001 and 2000. The amortization expense for goodwill in the November 30, 2000 quarter was $148,000 and did not impact earnings per share. The Company does not anticipate any significant changes in amortization expense in future periods.

The changes in the carrying value of goodwill for the three months ended November 30, 2001 are as follows:

		(In thousands)
		North America	Europe	Total

	Balance as of September 1, 2001	$2,784	$3,764	6,548
	Foreign currency translation	—	(63)	(63)

	Balance as of November 30, 2001	$2,784	$3,701	$6,485

(9)	The effective tax rate of 40.8% in 2001 and 50.4% (122.4% including the effect of plant closures) in 2000 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

        Net sales for the three months ended November 30, 2001 were $238.1 million, a decrease of 7.2% over sales of $256.6 million for the comparable period in 2000. A comparison of net sales by business segment for the three months ended November 30, 2001 and 2000 is as follows:

	(In thousands)
	Three Months Ended November 30,
	2001	2000	Decrease
Europe	$144,024	$148,985	$ (4,961)
North America	94,124	107,631	(13,507)

	$238,148	$256,616	$(18,468)

        The translation effect of foreign currencies increased sales by $5.3 million in the November 30, 2001 quarter.

        Worldwide tonnage was down 3.8% in 2001. Tonnage was up 2.0% in Europe and down 12.8% in North America compared to the same period in 2000.

        Lower prices and product mix changes reduced sales by 5.5%. The reduction in selling prices resulted from the declines in the cost of plastic resins, which were down due to weak demand and oversupply in the market.

        Gross margins on sales were 15.0% in 2001 compared with 13.9% in 2000. The improvement was attributable to higher margins in North America, which were 13.7% compared with 10.1% last year. The higher margins were primarily the result of lower plastic resin prices. Margins in Europe declined to 15.9% from 16.6% last year. A comparison of gross margin by business segment for the three months ended November 30, 2001 and 2000 is as follows:

	(In thousands)
	Three Months Ended November 30,
	2001	2000	Increase (Decrease)
Europe	$22,837	$24,665	$ (1,828)
North America	12,852	10,877	1,975

	$35,689	$35,542	$ 147

        Selling, general and administrative expenses decreased $0.7 million in 2001 or 2.5% due to lower expenses in Europe, primarily a reduction in compensation, head count and lower warehousing costs resulting from reductions in inventory. The translation effect of foreign currencies increased selling, general and administrative expenses by $0.5 million for the quarter when compared to 2000.

        Interest expense decreased in 2001 as a result of lower interest rates, which was partially offset by higher borrowings.

        Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the gains in 2001 relate to changes in the value of the U.S. dollar compared to the Canadian dollar and the Euro.

        Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the company.

        The effective tax rate of 40.8% in 2001 and 50.4% (122.4% including the effect of plant closures) in 2000 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

 A comparison of operating income (loss) by business segment for the three months ended November 30, 2001 and 2000 is as follows:

(In thousands)

	2001				2000
	Operating Income		Other	Pretax Income	Operating Income (Loss)		Other	Pretax Income (Loss)	Increase (Decrease)
Europe	$9,516	97.6%	$ —	$9,516	$10,591	115.3%	$ —	$10,591	$ (1,075)
N. America	237	2.4%	—	237	(1,406)	(15.3%)	—	(1,406)	1,643
Cost of plant closure (Note 7)	—	—	—	—	—	—	(4,635)	(4,635)	4,635
Interest exp., net	—	—	(958)	(958)	—	—	(1,299)	(1,299)	341

	$9,753	100.0%	$ (958)	$8,795	$ 9,185	100.0%	$(5,934)	$ 3,251	$ 5,544

The improvement in the North American operating income was the result of better margins from lower material prices and a reduction in manufacturing costs, primarily the closing of the Akron, Ohio plant in December 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

        During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. At November 30, 2001 the Company's plan for the closing of this facility has been substantially completed.

        Operating income in Europe was $9.5 million in 2001 down 10.1% from the same period last year. The reduction in operating income was the result of lower gross profit margins, which declined to 15.9% from 16.6% in the same period last year.

        The translation effect of foreign currencies increased net income in 2001 by $236,000 or $.01 per share.

        Recently, there has been some softening in European order levels. There have also been some signs of weakening in Germany and France and margins have been down due to competitive price pressures. Although the current environment is challenging, it is anticipated the Company's European operations will generate earnings close to last year's levels. In addition, due to an improvement in the value of the Euro, there should be no adverse effect on earnings.

        In North America, gross margins are good and operating expenses are down. However, volume has been weaker than planned, mainly due to large reductions in the inventories of our customers.

        There are some positive signs that economic conditions may be improving. Customers' inventories are low, consumer confidence is better and manufacturing order levels are increasing. The Company believes business should improve in the months ahead and anticipates that second quarter earnings will improve compared with the year ago period.

Material Changes in Financial Condition

        As of November 30, 2001, the current ratio was 3.7:1 and working capital was $282.1 million. Accounts receivable decreased $1.9 million at November 30, 2001 from the previous quarter ended August 31, 2001. Accounts receivable was lower at November 30, 2001 compared to August 31, 2001 primarily because of the weakening of foreign currencies.

        During the three months ended November 30, 2001, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

        The ratio of long-term liabilities to capital was 30.4% at November 30, 2001 and 31.0% at August 31, 2001. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders' equity, long-term debt and other long-term liabilities. The primary factors contributing to the decrease of this ratio was a decline of $5.2 million in borrowings under its revolving credit agreement.

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustment are recorded in the "accumulated other comprehensive income" account in stockholders' equity. The strengthening of the U.S. dollar during the three months ended November 30, 2001 decreased this account by $3.8 million.

        On September 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company intends to complete a transitional goodwill impairment test by February 28, 2002 and does not anticipate recognizing an impairment loss. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

Cautionary Statements

        Statements in this report which are not historical facts are forward looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These "forward looking statements" are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to the following:

•	Worldwide and regional economic, business and political conditions
•	Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah
•	Fluctuations in prices of plastic resins and other raw materials
•	Changes in customer demand and requirements

Part II - Other Information

Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The Company's annual meeting of stockholders was held on December 6, 2001.

(b)	The following Directors were elected at such annual meeting, each for a three-year term expiring in 2004:

Terry L. Haines Dr. Paul Craig Roberts James A. Karman Joseph M. Gingo

Continuing Class I Directors serving until the 2002 annual meeting of stockholders:

Alan L. Ockene Willard R. Holland Dr. Peggy Gordon Miller John B. Yasinsky

Continuing Class II Directors serving until the 2003 annual meeting of stockholders:

James S. Marlen Rene C. Rombouts Robert A. Stefanko

(c)	The following matters were voted on at the annual meeting of stockholders:

(1) Election of Class III Directors:

	Director Name		Votes For	Abstentions

	Terry L. Haines		22,338,903	2,936,142
	Dr. Paul Craig Roberts		22,801,493	2,473,552
	James A. Karman		24,091,094	1,183,951
	Joseph M. Gingo		23,978,949	1,296,096

(2)	Ratification of the selection of independent accountants for the fiscal year ending August 31, 2002:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
	25,227,576	36,994	10,475	0

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2002	A. Schulman, Inc. (Registrant)

/s/ R.A. Stefanko

R. A. Stefanko, Executive Vice President- Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)