Form 10-Q/A
period 2001-11-30
SCHULMAN A INC
filed 2002-03-04
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2001, to correct certain typographical errors appearing in the version of the Form 10-Q filed on the Securities and Exchange Commission's EDGAR System. The Registrant believes that the typographical errors are not significant. The corrections include the following:

  The amounts in the "Consolidated Statement of Cash Flows": "Changes in working capital" - "Inventories" and "Disposals of property, plant and equipment" have been corrected. "Net cash provided from operating activities" was correctly reflected in the original filing.

  The inclusion of Footnote 7, which addresses the status of the Akron, Ohio restructuring charge, was inadvertently dropped from the electronic filing. This information is not significantly different from the disclosure in the August 31, 2001 Form 10-K.

Part I.

Item 1.    Financial Statements

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

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

(In thousands except per share data )

	November 30, 2001	August 31, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents (Note 3)	$61,653	$52,586
Accounts receivable, less allowance for doubtful accounts of $6,394 at November 30, 2001 and $6,458 at August 31, 2001	160,279	162,131
Inventories, average cost or market, whichever is lower	150,666	159,808
Prepaids, including tax effect of temporary differences	16,103	15,023

Total current assets	388,701	389,548
Other assets:
Cash surrender value of life insurance	636	639
Deferred charges, etc., including tax effect of timing differences	11,989	11,685
Goodwill (Note 8)	6,485	6,548
Intangible assets (Note 8)	596	644

	19,706	19,516
Property, plant and equipment, at cost:
Land and improvements	10,898	10,978
Buildings and leasehold improvements	86,526	83,039
Machinery and equipment	231,230	222,554
Furniture and fixtures	23,897	23,828
Construction in progress	17,557	26,415

	370,108	366,814
Accumulated depreciation and investment grants of $855 at November 30, 2001 and $885 at August 31, 2001	200,534	197,207

	169,574	169,607

	$577,981	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1 and 2)

(In thousands except per share data)

	November 30, 2001	August 31, 2001
Liabilities and Stockholders’ Equity	Unaudited
Current liabilities:
Notes payable	$—	$313
Accounts payable	56,229	55,426
U.S. and foreign income taxes payable	9,635	7,097
Accrued payrolls, taxes and related benefits	20,139	19,036
Other accrued liabilities	20,590	18,388

Total current liabilities	106,593	100,260

Long-term debt	100,193	105,415
Other long-term liabilities	39,760	39,242
Deferred income taxes	6,009	6,115
Minority interest	5,746	5,560
Stockholders’ equity (Note 4):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,567 shares at November 30, 2001 and August 31, 2001	1,057	1,057
Special stock 1,000,000 shares authorized none outstanding	—	—
Common stock, $1 par value Authorized — 75,000,000 shares Issued — 38,423,967 shares at November 30, 2001 and August 31, 2001	38,424	38,424
Other capital	48,504	48,504
Accumulated other comprehensive income	(48,773)	(44,945)
Retained earnings	447,358	446,142
Treasury stock, at cost, 9,211,095 shares at November 30, 2001 & August 31, 2001	(164,231)	(164,231)
Unearned stock grant compensation	(2,659)	(2,872)

Common stockholders’ equity	318,623	321,022

Total stockholders’ equity	319,680	322,079

	$577,981	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

(In thousands)

	For the three months ended November 30,
	2001	2000
	Unaudited

Provided from (used in) operations:
Net income (loss)	$5,210	$(727)
Items not requiring the current use of cash:
Depreciation	5,568	5,516
Non-current deferred taxes	2,673	93
Pension and other deferred compensation	722	2,304
Postretirement benefit obligation	361	(1,555)
Write-off of assets - plant closure	—	3,230
Changes in working capital:
Accounts receivable	(1,643)	(17,896)
Inventories	7,667	(8,554)
Prepaids	(1,290)	(2,670)
Accounts payable	3,348	23,549
Income taxes	2,703	1,913
Accrued payrolls and other accrued liabilities	3,600	6,532
Changes in other assets and other long-term liabilities	601	(3,501)

Net cash provided from operating activities	29,520	8,234

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(7,286)	(9,416)
Disposals of property, plant and equipment	457	386

Net cash used in investing activities	(6,829)	(9,030)

Provided from (used in) financing activities:
Cash dividends paid	(3,995)	(3,988)
Decrease of notes payable	(308)	(3,347)
Increase of long-term debt	—	8,000
Reduction in long-term debt	(5,130)	(125)
Minority interest	185	343
Purchase of treasury stock	—	(1,841)

Net cash used in financing activities	(9,248)	(958)

Effect of exchange rate changes on cash	(4,376)	2,117

Net increase in cash and cash equivalents	9,067	363
Cash and cash equivalents at beginning of period	52,586	26,866

Cash and cash equivalents at end of period	$61,653	$27,229

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results expected for the year ended August 31, 2002.

(2)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $21,668,000 at November 30, 2001 and $20,991,000 at August 31, 2001.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	A summary of the stockholders' equity section for the three months ended November 30, 2001 and 2000 is as follows:

(In thousands)
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Total Comprehensive Income
Balance-September 1, 2001	$38,424	$48,504	$446,142	$(44,945)	$(2,872)
Comprehensive income
Net income	—	—	5,210	—	—
Foreign currency translation loss	—	—	—	(3,828)	—
Total Comprehensive income						$ 1,382

Dividends paid or accrued:
Preferred	—	—	(13)	—	—
Common, $.135 per share	—	—	(3,981)	—	—
Amortization of restricted stock	—	—	—	—	213

Balance-November 30, 2001	$38,424	$48,504	$447,358	$(48,773)	$(2,659)

Balance-September 1, 2000	$38,381	$47,652	$449,368	$(48,003)	$(2,603)
Comprehensive income
Net loss	—	—	(727)	—	—
Foreign currency translation loss	—	—	—	(5,246)	—
Total Comprehensive income						$(5,973)

Dividends paid or accrued:
Preferred	—	—	(13)	—	—
Common, $.135 per share	—	—	(3,975)	—	—
Amortization of restricted stock	—	—	—	—	210

Balance-November 30, 2000	$38,381	$47,652	$444,653	$(53,249)	$(2,393)

(5)	During the three months ended November 30, 2001, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

(In thousands)
(Unaudited)

	North America	Europe	Other	Consolidated
Three months ended November 30, 2001
Sales to unaffiliated customers	$94,124	$144,024	—	$238,148

Gross Profit	$12,852	$22,837	—	$35,689

Operating income	$237	$9,516	—	$9,753
Interest expense, net	$—	$—	$(958)	$(958)

Income before taxes	$237	$9,516	$(958)	$8,795

Three months ended November 30, 2000
Sales to unaffiliated customers	$107,631	$148,985	—	$256,616

Gross Profit	$10,877	$24,665	—	$35,542

Operating income (loss)	$(1,406)	$10,591	—	$9,185
Cost of plant closure (Note 7)	$—	$—	$(4,635)	$(4,635)
Interest expense, net	$—	$—	$(1,299)	$(1,299)

Income (loss) before taxes	$(1,406)	$10,591	$(5,934)	$3,251

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	On September 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company intends to complete a transitional goodwill impairment test by February 28, 2002 and does not anticipate recognizing an impairment loss. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

Accumulated amortization for intangibles was approximately $200,000 and $150,0000 at November 30, 2001 and August 31, 2001 respectively. The amortization expense for intangibles was approximately $50,000 for the three months ended November 30, 2001 and 2000. The amortization expense for goodwill in the November 30, 2000 quarter was $148,000 and did not impact earnings per share. The Company does not anticipate any significant changes in amortization expense in future periods.

The changes in the carrying value of goodwill for the three months ended November 30, 2001 are as follows:

		(In thousands)
		North America	Europe	Total

	Balance as of September 1, 2001	$2,784	$3,764	$6,548
	Foreign currency translation	—	(63)	(63)

	Balance as of November 30, 2001	$2,784	$3,701	$6,485

(9)	The effective tax rate of 40.8% in 2001 and 50.4% (122.4% including the effect of plant closures) in 2000 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4 , 2002	A. Schulman, Inc. (Registrant)

/s/ R.A. Stefanko

R. A. Stefanko, Executive Vice President- Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)