Form 10-Q/A
period 2001-11-30
SCHULMAN A INC
filed 2002-03-05
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2001, to include Footnote 7 which addresses the status of the Akron, Ohio restructuring charge. This note was inadvertently dropped from the electronic filing as a result of a technical error of the financial printer.

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

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1 and 2)

(In thousands)

	For the three months ended November 30,
	2001	2000
	Unaudited

Provided from (used in) operations:
Net income (loss)	$5,210	$(727)
Items not requiring the current use of cash:
Depreciation	5,568	5,516
Non-current deferred taxes	2,673	93
Pension and other deferred compensation	722	2,304
Postretirement benefit obligation	361	(1,555)
Write-off of assets - plant closure	—	3,230
Changes in working capital:
Accounts receivable	(1,643)	(17,896)
Inventories	7,667	(8,554)
Prepaids	(1,290)	(2,670)
Accounts payable	3,348	23,549
Income taxes	2,703	1,913
Accrued payrolls and other accrued liabilities	3,600	6,532
Changes in other assets and other long-term liabilities	601	(3,501)

Net cash provided from operating activities	29,520	8,234

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(7,286)	(9,416)
Disposals of property, plant and equipment	457	386

Net cash used in investing activities	(6,829)	(9,030)

Provided from (used in) financing activities:
Cash dividends paid	(3,995)	(3,988)
Decrease of notes payable	(308)	(3,347)
Increase of long-term debt	—	8,000
Reduction in long-term debt	(5,130)	(125)
Minority interest	185	343
Purchase of treasury stock	—	(1,841)

Net cash used in financing activities	(9,248)	(958)

Effect of exchange rate changes on cash	(4,376)	2,117

Net increase in cash and cash equivalents	9,067	363
Cash and cash equivalents at beginning of period	52,586	26,866

Cash and cash equivalents at end of period	$61,653	$27,229

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results expected for the year ended August 31, 2002.

(2)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $21,668,000 at November 30, 2001 and $20,991,000 at August 31, 2001.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	A summary of the stockholders' equity section for the three months ended November 30, 2001 and 2000 is as follows:

(In thousands)
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Total Comprehensive Income
Balance-September 1, 2001	$38,424	$48,504	$446,142	$(44,945)	$(2,872)
Comprehensive income
Net income	—	—	5,210	—	—
Foreign currency translation loss	—	—	—	(3,828)	—
Total Comprehensive income						$ 1,382

Dividends paid or accrued:
Preferred	—	—	(13)	—	—
Common, $.135 per share	—	—	(3,981)	—	—
Amortization of restricted stock	—	—	—	—	213

Balance-November 30, 2001	$38,424	$48,504	$447,358	$(48,773)	$(2,659)

Balance-September 1, 2000	$38,381	$47,652	$449,368	$(48,003)	$(2,603)
Comprehensive income
Net loss	—	—	(727)	—	—
Foreign currency translation loss	—	—	—	(5,246)	—
Total Comprehensive income						$(5,973)

Dividends paid or accrued:
Preferred	—	—	(13)	—	—
Common, $.135 per share	—	—	(3,975)	—	—
Amortization of restricted stock	—	—	—	—	210

Balance-November 30, 2000	$38,381	$47,652	$444,653	$(53,249)	$(2,393)

(5)	During the three months ended November 30, 2001, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

(In thousands)
(Unaudited)

	North America	Europe	Other	Consolidated
Three months ended November 30, 2001
Sales to unaffiliated customers	$94,124	$144,024	—	$238,148

Gross Profit	$12,852	$22,837	—	$35,689

Operating income	$237	$9,516	—	$9,753
Interest expense, net	$—	$—	$(958)	$(958)

Income before taxes	$237	$9,516	$(958)	$8,795

Three months ended November 30, 2000
Sales to unaffiliated customers	$107,631	$148,985	—	$256,616

Gross Profit	$10,877	$24,665	—	$35,542

Operating income (loss)	$(1,406)	$10,591	—	$9,185
Cost of plant closure (Note 7)	$—	$—	$(4,635)	$(4,635)
Interest expense, net	$—	$—	$(1,299)	$(1,299)

Income (loss) before taxes	$(1,406)	$10,591	$(5,934)	$3,251

(7)	During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000 in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. At November 30, 2001 the Company's plan for the closing of this facility has been substantially completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	On September 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company intends to complete a transitional goodwill impairment test by February 28, 2002 and does not anticipate recognizing an impairment loss. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

Accumulated amortization for intangibles was approximately $200,000 and $150,000 at November 30, 2001 and August 31, 2001 respectively. The amortization expense for intangibles was approximately $50,000 for the three months ended November 30, 2001 and 2000. The amortization expense for goodwill in the November 30, 2000 quarter was $148,000 and did not impact earnings per share. The Company does not anticipate any significant changes in amortization expense in future periods.

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

Date: March 5 , 2002	A. Schulman, Inc. (Registrant)

/s/ R.A. Stefanko

R. A. Stefanko, Executive Vice President- Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)