Form 10-Q
period 2002-02-28
SCHULMAN A INC
filed 2002-04-15
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission file number: 0-7459

A. Schulman, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3550 West Market Street, Akron, Ohio	44333

(Address of Principal Executive Offices)	(Zip Code)

(330) 666-3751

(Registrant’s Telephone Number, including Area Code)

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

     Yes   X                       No

     Number of common shares outstanding as of March 31, 2002 — 38,451,342

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
STATEMENT OF CONSOLIDATED NET INCOME (Notes 1, 2 and 3)
(In thousands except per share data)

	For the three months		For the six months
	ended February 28,		ended February 28,

	2002	2001	2002	2001

	Unaudited		Unaudited
Net sales	$213,554	$238,873	$451,702	$495,489

Interest and other income	467	434	1,015	849

	214,021	239,307	452,717	496,338

Cost and expenses:

Cost of goods sold	181,795	209,248	384,254	430,322

Cost of plant closure (Note 9)	—	—	—	4,635

Selling, general and administrative expense	24,003	25,079	50,321	52,059

Interest expense	1,301	1,948	2,754	3,589

Foreign currency transaction gain	(474)	(15)	(988)	(908)

Minority interest	247	176	432	519

	206,872	236,436	436,773	490,216

Income before taxes	7,149	2,871	15,944	6,122

Provision for income taxes (Note 10)	2,692	1,449	6,277	5,427

Net income	4,457	1,422	9,667	695

Less: Preferred stock dividends	(14)	(14)	(27)	(27)

Net income applicable to common stock	$4,443	$1,408	$9,640	$668

Weighted average number of shares outstanding (Note 6):

Basic	29,223	29,170	29,218	29,187

Fully diluted	29,553	29,170	29,383	29,187

Basic and diluted earnings per common share (Note 6):	$0.15	$0.05	$0.33	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)
(In thousands except per share data)

	February 28,	August 31,
	2002	2001

	Unaudited
Assets

Current assets:

Cash and cash equivalents (Note 4)	$57,769	$52,586

Accounts receivable, less allowance for doubtful accounts of $7,105 at February 28, 2002 and $6,458 at August 31, 2001	157,418	162,131

Inventories, average cost or market, whichever is lower	145,839	159,808

Prepaids, including tax effect of temporary differences	17,713	15,023

Total current assets	378,739	389,548

Other assets:

Deferred charges, etc., including tax effect of timing differences	10,726	11,886

Goodwill (Note 11)	6,422	6,520

Intangible assets (Note 11)	922	1,110

	18,070	19,516

Property, plant and equipment, at cost:

Land and improvements	10,777	10,978

Buildings and leasehold improvements	96,538	83,039

Machinery and equipment	234,117	222,554

Furniture and fixtures	23,914	23,828

Construction in progress	7,656	26,415

	373,002	366,814

Accumulated depreciation and investment grants of $814 at February 28, 2002 and $884 at August 31, 2001	203,148	197,207

	169,854	169,607

	$566,663	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)
(In thousands except per share data)

	February 28,	August 31,
	2002	2001

	Unaudited
Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$—	$313

Current portion of long-term debt	321	267

Accounts payable	58,567	55,426

U.S. and foreign income taxes payable	4,281	7,097

Accrued payrolls, taxes and related benefits	18,778	19,036

Other accrued liabilities	18,650	18,121

Total current liabilities	100,597	100,260

Long-term debt	100,057	105,415

Other long-term liabilities	40,600	39,242

Deferred income taxes	5,734	6,115

Minority interest	5,469	5,560

Stockholders’ equity (Note 5):

Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at February 28, 2002 and August 31, 2001	1,057	1,057

Special stock 1,000,000 shares authorized none outstanding	—	—

Common stock, $1 par value Authorized - 75,000,000 shares Issued - 38,444,342 shares at February 28, 2002 and 38,423,967 at August 31, 2001	38,444	38,424

Other capital	48,830	48,504

Accumulated other comprehensive income	(55,170)	(44,945)

Retained earnings	447,819	446,142

Treasury stock, at cost, 9,211,095 shares at February 28, 2002 and August 31, 2001	(164,231)	(164,231)

Unearned stock grant compensation	(2,543)	(2,872)

Common stockholders’ equity	313,149	321,022

Total stockholders’ equity	314,206	322,079

	$566,663	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)
(In thousands)

	For the six months
	ended February 28,

	2002	2001

	Unaudited
Provided from (used in) operations:

Net income	$9,667	$695

Items not requiring the current use of cash:

Depreciation	11,206	10,607

Non-current deferred taxes	2,268	208

Pension and other deferred compensation	1,680	3,155

Postretirement benefit obligation	996	(1,199)

Write-off of assets — plant closure	—	3,230

Changes in working capital:

Accounts receivable	(4,663)	(5,583)

Inventories	10,201	(1,229)

Prepaids	(3,226)	228

Accounts payable	10,012	3,445

Income taxes	(2,500)	(6,518)

Accrued payrolls and other accrued liabilities	1,250	7,742

Changes in other assets and other long-term liabilities	2,161	(3,039)

Net cash provided from operating activities	39,052	11,742

Provided from (used in) investing activities:

Expenditures for property, plant and equipment	(14,935)	(17,900)

Disposals of property, plant and equipment	241	699

Net cash used in investing activities	(14,694)	(17,201)

Provided from (used in) financing activities:

Cash dividends paid	(7,990)	(7,972)

Notes payable	(309)	5,823

Increase in long-term debt	—	24,000

Reduction in long-term debt	(5,228)	(130)

Minority interest	(93)	519

Exercise of stock options	246	—

Purchase of treasury stock	—	(1,841)

Net cash provided from (used in) financing activities	(13,374)	20,399

Effect of exchange rate changes on cash	(5,801)	2,513

Net increase in cash and cash equivalents	5,183	17,453

Cash and cash equivalents at beginning of period	52,586	26,866

Cash and cash equivalents at end of period	$57,769	$44,319

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2002 and 2001

(1)	The Company's accounting policy regarding revenue recognition is to recognize revenue when products are shipped to unaffiliated customers.

The Company provides tolling services as a fee for processing of material provided and owned by customers. On some occasions, the Company is required to provide certain amounts of its materials, such as additives or packaging. These materials are charged to the customer as an addition to the tolling fees. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(2)	The results of operations for the six months ended February 28, 2002 are not necessarily indicative of the results expected for the year ended August 31, 2002.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $30,255,000 at February 28, 2002 and $20,991,000 at August 31, 2001.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2002 and 2001

(5)	A summary of the stockholders’ equity section for the six months ended February 28, 2002 and 2001 is as follows:

(In thousands)
(Unaudited)

				Accumulated
				Other	Unearned	Total
	Common	Other	Retained	Comprehensive	Stock Grant	Comprehensive
	Stock	Capital	Earnings	Income	Compensation	Income

Balance-September 1, 2001	$38,424	$48,504	$446,142	$(44,945)	$(2,872)

Comprehensive income

Net income	—	—	9,667	—	—

Foreign currency translation loss	—	—	—	(10,225)	—

Total comprehensive income						$(558)

Dividends paid or accrued:

Preferred	—	—	(27)	—	—

Common, $.27 per share	—	—	(7,963)	—	—

Stock options exercised	20	226	—	—	—

Grant of restricted stock	—	100	—	—	(100)

Amortization of restricted stock	—	—	—	—	429

Balance-February 28, 2002	$38,444	$48,830	$447,819	$(55,170)	$(2,543)

Balance-September 1, 2000	$38,381	$47,652	$449,368	$(48,003)	$(2,603)

Comprehensive income

Net income	—	—	695	—	—

Foreign currency translation gain	—	—	—	3,161	—

Total comprehensive income						$3,856

Dividends paid or accrued:

Preferred	—	—	(27)	—	—

Common, $.27 per share	—	—	(7,946)	—	—

Amortization of restricted stock	—	—	—	—	421

Balance-February 28, 2001	$38,381	$47,652	$442,090	$(44,842)	$(2,182)

(6)	During the six months ended February 28, 2002, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2002 and 2001

(7)	A summary of the other comprehensive income section for the three months ended February 28, 2002 and February 28, 2001 and six months ended February 28, 2002 and February 28, 2001 is as follows:

	For the three months ended		For the six months ended

(In Thousands)	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001

	Unaudited		Unaudited
Net income	$4,457	$1,422	$9,667	$695

Other comprehensive income:

Foreign currency translation adjustment	(6,397)	8,407	(10,225)	3,161

Comprehensive income	$(1,940)	$9,829	$(558)	$3,856

(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2002 and 2001

(In thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated

Three months ended February 28, 2002

Sales to unaffiliated customers	$85,996	$127,558	—	$213,554

Gross Profit	$11,010	$20,749	—	$31,759

Operating income (loss)	$(1,081)	$9,135	—	$8,054

Interest expense, net	$—	$—	$(905)	$(905)

Income (loss) before taxes	$(1,081)	$9,135	$(905)	$7,149

Three months ended February 28, 2001

Sales to unaffiliated customers	$89,742	$149,131	—	$238,873

Gross Profit	$6,908	$22,717	—	$29,625

Operating income (loss)	$(5,937)	$10,349	—	$4,412

Interest expense, net	$—	$—	$(1,541)	$(1,541)

Income (loss) before taxes	$(5,937)	$10,349	$(1,541)	$2,871

Six months ended February 28, 2002

Sales to unaffiliated customers	$180,120	$271,582	—	$451,702

Gross Profit	$23,862	$43,586	—	$67,448

Operating income (loss)	$(844)	$18,651	—	$17,807

Interest expense, net	$—	$—	$(1,863)	$(1,863)

Income (loss) before taxes	$(844)	$18,651	$(1,863)	$15,944

Six months ended February 28, 2001

Sales to unaffiliated customers	$197,373	$298,116	—	$495,489

Gross Profit	$17,785	$47,382	—	$65,167

Operating income (loss)	$(7,343)	$20,940	—	$13,597

Cost of plant closure (Note 9)	$—	$—	$(4,635)	$(4,635)

Interest expense, net	$—	$—	$(2,840)	$(2,840)

Income (loss) before taxes	$(7,343)	$20,940	$(7,475)	$6,122

     The majority of the Company’s sales for the quarter and six months ended February 28, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

Percent
Product Family	of Sales

Color and additive concentrates	39
Polyolefins	26
Engineered compounds	21
Polyvinyl chloride (PVC)	6
Other	8

100

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2002 and 2001

(9)	During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000, net of a curtailment gain of $2,011,000, in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. The curtailment gain of $2,011,000 represents the gain realized from a reduction of the post retirement benefit obligation due to the workforce reductions. At February 28, 2002 the Company’s plan for the closing of this facility has been substantially completed.

(10)	The effective tax rate of 37.7% and 39.4% for the three and six months ended February 28, 2002, respectively, is higher than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the six months ended February 28, 2001 was 88.6%. This higher than normal tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided. Excluding this charge, the effective tax rate of 50.5% for the three and six months ended February 28, 2001 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

(11)	On September 1, 2001 the Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test which resulted in no impairment loss being recognized. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

Accumulated amortization for intangibles was approximately $524,000 and $398,000 at February 28, 2002 and August 31, 2001, respectively. The amortization expense for intangibles was approximately $70,000 and $141,000 for the three and six months ended February 28, 2002. The amortization expense for goodwill in the February 28, 2001 quarter and the six month period was $141,000 and $289,000, respectively. The impact on earnings per share was less than $0.01 per share. The Company does not anticipate any significant changes in amortization expense for intangibles in future periods. The changes in the carrying value of goodwill for the six months ended February 28, 2002 of $98,000 was due to foreign currency translation.

(12)	In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2002 and 2001

be disposed of by sale. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective September 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

(13)	In June 2001, the FASB issued SFAS No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are required to be adopted by the Company effective September 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 143 will have on its financial position or results of operations.

(14)	On March 9, 2002, The Job Creation and Worker Assistance Act of 2002 (the “Act”) was signed into law. Among other things, the Act extended from two years to five years the period for which net operating losses arising in fiscal years ending in 2001 and 2002 can be carried back for federal income tax purposes. The Company has a U.S. taxable loss for its fiscal year ended August 31, 2001. Management believes that, under the Act, the Company is now eligible to carry back part of that loss to a prior year. The Company is currently assessing the impact of this tax law change which could affect the actual amount realized and reported in future periods. Presently, the Company estimates the potential benefit to be approximately $1.3 million, or $0.04 per share, which will reduce income tax expense in the third quarter ending May 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Net income for the second fiscal quarter ended February 28, 2002 was $4,457,000 or $.15 per common share, a significant improvement over earnings of $1,422,000 or $.05 per share for the same quarter last year. The primary reasons for the increase in earnings were higher margins, especially in North America, and lower operating expenses and interest costs.

     Net sales for the three months ended February 28, 2002 were $213.6 million, a decrease of 10.6% over sales of $238.9 million for the comparable period in 2001. Sales for the six month period ending February 28, 2002 were $451.7 million, down 8.8% from sales of $495.4 million in the same period last year.

     A comparison of net sales by business segment for the three and six months ended February 28, 2002 and 2001 is as follows:

	Three Months Ended February 28,				Six Months Ended February 28,

			Decrease				Decrease

Sales	2002	2001	$	%	2002	2001	$	%

	(In thousands)
Europe	$127,558	$149,131	$(21,573)	(14.5)	$271,582	$298,116	$(26,534)	(8.9)
North America	85,996	89,742	(3,746)	(4.2)	180,120	197,373	(17,253)	(8.7)

	$213,554	$238,873	$(25,319)	(10.6)	$451,702	$495,489	$(43,787)	(8.8)

     The two largest markets served by the Company are the packaging and automotive markets. For the three and six months ended February 28, 2002, approximately 38% of net sales were derived from the packaging market. Net sales to the automotive market accounted for approximately 28% and 30% in the quarter and six months ended February 28, 2002, respectively.

     The majority of the Company’s sales for the quarter and six months ended February 28, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

Percent
Product Family	of Sales

Color and additive concentrates	39
Polyolefins	26
Engineered compounds	21
Polyvinyl chloride (PVC)	6
Other	8

100

     The translation effect of foreign currencies decreased sales by $7.9 million for the quarter and $2.6 million for the six months ended February 28, 2002.

     The reasons for the decline in sales for the quarter and six month period ended February 28, 2002 are as follows:

	Increase (Decrease)

		Six
	Quarter	months

Tonnage	0.1%	(1.9)%
Translation effect	(3.3)	(0.5)
Price/Mix	(7.4)	(6.4)

Percentage decline in sales	(10.6)%	(8.8)%

     A comparison of gross profit dollars and percentages by business segment for the three and six months ended February 28, 2002 and 2001 is as follows:

	(In thousands)
	Three Months Ended February 28,				Six Months Ended February 28,

			Increase (Decrease)				Increase (Decrease)

Gross profit $	2002	2001	$	%	2002	2001	$	%

Europe	$20,749	$22,717	$(1,968)	(8.7)	$43,586	$47,382	$(3,796)	(8.0)
North America	11,010	6,908	4,102	59.3	23,862	17,785	6,077	34.2

	$31,759	$29,625	$2,134	7.2	$67,448	$65,167	$2,281	3.5

Gross profit %	2002	2001			2002	2001

Europe	16.3	15.2			16.0	15.9
North America	12.8	7.7			13.2	9.0

	14.9	12.4			14.9	13.2

     A comparison of operating income (loss) by business segment for the three months and six months ended February 28, 2002 and 2001 is as follows:

For the three months ended
(in thousands)

	February 28, 2002			February 28, 2001

	Operating	Net	Pretax	Operating	Net	Pretax
	Income	Interest	Income	Income	Interest	Income	Increase
	(Loss)	Expense	(Loss)	(Loss)	Expense	(Loss)	(Decrease)

Income

Europe	$9,135	$—	$9,135	$10,349	$—	$10,349	$(1,214)
N. America	(1,081)	—	(1,081)	(5,937)	—	(5,937)	4,856
Interest exp., net	—	(905)	(905)	—	(1,541)	(1,541)	636

	$8,054	$(905)	$7,149	$4,412	$(1,541)	$2,871	$4,278

For the six months ended
(in thousands)

	February 28, 2002			February 28, 2001

	Operating	Net	Pretax	Operating		Pretax
	Income	Interest	Income	Income		Income	Increase
	(Loss)	Expense	(Loss)	(Loss)	Other	(Loss)	(Decrease)

Income

Europe	$18,651	$—	$18,651	$20,940	$—	$20,940	$(2,289)
N. America	(844)	—	(844)	(7,343)	—	(7,343)	6,499
Cost of plant closure	—	—	—	—	(4,635)	(4,635)	4,635
(Note 9)
Interest exp., net	—	(1,863)	(1,863)	—	(2,840)	(2,840)	977

	$17,807	$(1,863)	$15,944	$13,597	$(7,475)	$6,122	$9,822

     Consolidated operating income was higher for the quarter and year, primarily due to a profit improvement in North America. The improvement in North America was due to higher profit margins and a reduction in operating expenses. Quarterly gross profit margins in North America were 12.8% compared with 7.7% in the same quarter last year and 13.2% compared with 9.0% on the year. Tonnage was down 3.4% for the quarter and utilization was 75%, up slightly from the same quarter last year. North America operating expenses were approximately 3.0% lower in fiscal 2002.

     During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000, net of a curtailment gain of $2,011,000, in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. The curtailment gain of $2,011,000 represents the gain realised from a reduction of the post retirement benefit obligation due to the workforce reductions. At February 28, 2002 the Company’s plan for the closing of this facility has been substantially completed.

     European operating profit, although down 11.7% or $1,214,000 from last year’s second quarter, continued to provide all of the operating earnings. European gross profit margins improved to 16.3% for the quarter compared with 15.2% for the same quarter last year. For the six month period, European gross profit margins were approximately 16.0% in 2002 and 2001. Tonnage in Europe was 2.1% higher for the quarter and utilization improved to 89% from 86% in the same quarter last year. Quarterly profits declined primarily due to a $21.6 million reduction in sales resulting from lower prices, changes in product mix and competitive price pressures. Selling, general and administrative expenses in Europe for the quarter were flat compared to 2001, excluding the $0.7 million decrease caused by the weakening Euro.

     Interest expense decreased in 2002 mainly due to lower interest rates and slightly lower borrowings in the 2002 second fiscal quarter.

     Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the gains in 2002 relates to changes in the value of the U.S. dollar compared to the Canadian dollar and the Euro.

     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the company.

     The effective tax rate of 37.7% and 39.4% for the three and six months ended February 28, 2002, respectively is higher than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

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

     On March 9, 2002, The Job Creation and Worker Assistance Act of 2002 (the “Act”) was signed into law. Among other things, the Act extended from two years to five years the period for which net operating losses arising in fiscal years ending in 2001 and 2002 can be carried back for federal income tax purposes. The Company has a U.S. taxable loss for its fiscal year ended August 31, 2001. Management believes that under the Act, the Company is now eligible to carry back part of that loss to a prior year. The Company is currently assessing the impact of this tax law change which could affect the actual amount realized and reported in future periods. Presently, the Company estimates the potential benefit to be approximately $1.3 million, or $0.04 per share, which will reduce income tax expense in the third quarter ending May 31, 2002.

     The translation effect of foreign currencies decreased net income in 2002 by $0.5 million or $.02 per share for the quarter and $0.3 million or $.01 per share for the six months ended February 28, 2002.

     The Company plans to expand its presence in Poland and China. The Company already does business in Poland, but needs to establish a manufacturing facility. The Company has sold material in China for many years, but a manufacturing plant is required so the Company can share in this growing market. Accordingly, the Company intends to acquire land in Poland and China in the months ahead.

     Although there has been an improvement in recent order levels, inventories of customers are at low levels. However, customers continue to be cautious and are reluctant to rebuild inventories even though resin prices have increased.

     Earnings for the third quarter ending May 31, 2002 should improve over the year ago period, when net income was $6,486,000 or $.22 per share. Margins are good even though there have been some increases in the cost of raw materials, primarily plastic resins. Competitive pressures continue to provide a challenging environment. However, business conditions throughout the Company’s operations are better and there are a number of signs of further improvement in business activity. Accordingly, the Company’s core strengths and stronger economic conditions will facilitate improved results for the balance of the fiscal year.

     The accounting policies for the periods presented are described in Part I, Item 1, Note 1 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	(in millions $)
	February 28,	August 31,
	2002	2001	% Change

Cash and cash equivalents	$57.8	$52.6	9.9%
Working capital	278.1	289.3	(3.9)
Long-term debt	100.1	105.4	(5.0)
Stockholders’ equity	$314.2	$322.1	(2.5)%

     The Company’s cash and cash equivalents increased $5.2 million, or 9.9%, from August 31, 2001. The cash increase was primarily derived from cash provided from operations amounting to $39.1 less capital expenditures of $14.9 million, cash dividends of $8.0 and a reduction of long-term debt amounting to $5.2 million.

     Net cash provided from operating activities for the six months ended February 28, 2002 was $39.1 million compared with the $11.7 million provided in the six months ended February 28, 2001. Cash generated from operating activities increased from last year due to an improvement in North American operating income, a reduction in inventory levels, and an increase in accounts payable.

     Capital expenditures were $14.9 million for the six months ended February 28, 2002 compared to $17.9 million in the comparable period last year. Capital expenditures for 2002 are primarily related to the addition of manufacturing lines, enhancements to existing equipment, and the addition of plant or warehouse space. The largest amount of capital expenditures occurred in Germany, Belgium, Italy and Mexico. The Company anticipates capital expenditures for fiscal 2002 will be approximately $25.0 to $30.0 million, depending on the progress of each project.

     The Company reduced long-term debt by $5.2 million, primarily due to cash flow from operations and reductions in inventories. Total long-term debt as of February 28, 2002 declined to $100.1 million.

     As of February 28, 2002, the current ratio was 3.76:1 and working capital was $278.1 million. Accounts receivable decreased $4.7 million from the year ended August 31, 2001. Accounts receivable was lower at February 28, 2002 compared to August 31, 2001 primarily because of lower sales and the weakening of foreign currencies. Inventory declined $14.0 million from August 31, 2001. The largest declines occurred in the German and Belgium operations due to efforts to reduce the levels of inventory.

     The ratio of long-term liabilities to capital was 30.9% at February 28, 2002 and 31.0% at August 31, 2001. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factor contributing to the decrease of this ratio was a decline of $5.4 million in borrowings under its revolving credit agreement.

     On October 2, 2001, the Company established a new four year $130,000,000 revolving credit agreement, replacing a $100,000,000 facility in place at August 31, 2001. Under terms of the new agreement, the Company is required to satisfy certain financial and operating covenants, on a quarterly basis including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

     On August 17, 1999, the Company completed a private placement agreement for $50,000,000 of Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and will be amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of February 28, 2002, approximately $41.1 million of retained earnings was available for the payment of cash dividends. The Company’s latest review of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

     The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at February 28, 2002 is $1,478,000

     Aggregate maturities of long-term debt (including capital lease obligations) subsequent to February 28, 2002 are presented below:

	(In thousands)
		Less than	1-3	4-5	After 5
	Total	1 yr	years	years	years

Long-term Debt	$98,900	$—	$—	$48,900	$50,000
Capital Lease Obligations	1,478	321	742	415	—

	$100,378	$321	$742	$49,315	$50,000

     Operating lease information is provided in Note 10 of the Company’s Annual Report. There have been no significant changes in the information as reported.

     The Company’s outstanding commercial commitments at February 28, 2002 are not material to the Company’s financial position, liquidity or results of operations.

     The Company has declared and paid two quarterly cash dividends of $.135 per share during the first half of fiscal 2002. The total amount of these payments aggregated $8.0 million. Cash flow from operations has been sufficient to fund the payment of these dividends.

     During the six months ended February 28, 2002, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

     The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The strengthening of the U.S. dollar during the six months ended February 28, 2002 decreased this account by $10.2 million.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective September 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS 143 are required to be adopted by the Company effective September 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 143 will on its financial position or results of operations.

     On September 1, 2001 the Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test which resulted in no impairment loss being recognized. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

     Cautionary Statements

     Statements in this report which are not historical facts are forward looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These “forward looking statements” are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to the following:

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

     •     Changes in customer demand and requirements

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosure About Market Risk

     The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

PART II — OTHER INFORMATION

     Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Number	Exhibit

	10.1*	Employment Agreement dated January 10, 2002 between the Registrant and Barry A. Rhodes.

(b)	No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

*	Management contract or compensatory arrangement required to be filed as an Exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2002	A. Schulman, Inc.

(Registrant)

/s/ R.A. Stefanko

R. A. Stefanko, Executive Vice President- Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)