Form 10-Q
period 2002-05-31
SCHULMAN A INC
filed 2002-07-15
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2002 or

     [   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________________ to ___________________________

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

     Yes    X    No

     Number of common shares outstanding
as of June 30, 2002 — 29,400,747

PART I — FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.

STATEMENT OF CONSOLIDATED NET INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months ended May 31,		For the nine months ended May 31,

	2002	2001	2002	2001

	Unaudited		Unaudited
Net sales	$259,617	$252,588	$711,319	$748,077
Interest and other income	580	579	1,595	1,428

	260,197	253,167	712,914	749,505

Cost and expenses:
Cost of goods sold	211,745	217,887	595,999	648,209
Cost of plant closure (Note 9)	—	—	—	4,635
Selling, general and administrative expense	27,310	24,664	77,631	76,724
Interest expense	1,399	1,915	4,153	5,504
Foreign currency transaction (gain) loss	1,737	(424)	749	(1,333)
Minority interest	469	273	901	792

	242,660	244,315	679,433	734,531

Income before taxes	17,537	8,852	33,481	14,974
Provision for income taxes (Note 10)	5,833	2,366	12,110	7,793

Net income	11,704	6,486	21,371	7,181
Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$11,691	$6,473	$21,331	$7,141

Weighted average number of shares outstanding (Note 6):
Basic	29,340	29,170	29,259	29,181
Fully diluted	29,924	29,170	29,563	29,181
Earnings per share (Note 6):
Basic	$0.40	$0.22	$0.73	$0.24

Fully diluted	$0.39	$0.22	$0.72	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands except per share data)

	May 31,	August 31,
	2002	2001

Assets	Unaudited

Current assets:
Cash and cash equivalents (Note 4)	$77,996	$52,586
Accounts receivable, less allowance for doubtful accounts of $7,880 at May 31, 2002 and $6,458 at August 31, 2001	176,298	162,131
Inventories, average cost or market, whichever is lower	156,282	159,808
Prepaids, including tax effect of temporary differences	16,622	15,023

Total current assets	427,198	389,548
Other assets:
Deferred charges, etc., including tax effect of timing differences	10,835	11,886
Goodwill (Note 11)	6,448	6,520
Intangible assets (Note 11)	915	1,110

	18,198	19,516
Property, plant and equipment, at cost:
Land and improvements	11,048	10,978
Buildings and leasehold improvements	101,375	83,039
Machinery and equipment	247,549	222,554
Furniture and fixtures	24,780	23,828
Construction in progress	5,687	26,415

	390,439	366,814
Accumulated depreciation and investment grants of $905 at May 31, 2002 and $884 at August 31, 2001	215,352	197,207

	175,087	169,607

	$620,483	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands except per share data)

	May 31,	August 31,
	2002	2001

Liabilities and Stockholders' Equity	Unaudited

Current liabilities:
Notes payable	$—	$313
Current portion of long-term debt	391	267
Accounts payable	70,109	55,426
U.S. and foreign income taxes payable	7,389	7,097
Accrued payrolls, taxes and related benefits	23,060	19,036
Other accrued liabilities	20,960	18,121

Total current liabilities	121,909	100,260
Long-term debt	104,056	105,415
Other long-term liabilities	42,971	39,242
Deferred income taxes	6,445	6,115
Minority interest	5,787	5,560
Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at May 31, 2002 and August 31, 2001	1,057	1,057
Special stock 1,000,000 shares authorized none outstanding	—	—
Common stock, $1 par value
Authorized - 75,000,000 shares
Issued - 38,610,592 shares at May 31, 2002 and 38,423,967 at August 31, 2001	38,611	38,424
Other capital	51,664	48,504
Accumulated other comprehensive income	(40,964)	(44,945)
Retained earnings	455,507	446,142
Treasury stock, at cost, 9,211,095 shares at May 31, 2002 and August 31, 2001	(164,231)	(164,231)
Unearned stock grant compensation	(2,329)	(2,872)

Common stockholders’ equity	338,258	321,022

Total stockholders’ equity	339,315	322,079

	$620,483	$578,671

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the nine months ended May 31,

	2002	2001

	Unaudited

Provided from (used in) operations:
Net income	$21,371	$7,181
Items not requiring the current use of cash:
Depreciation	16,911	16,128
Non-current deferred taxes	(667)	34
Pension and other deferred compensation	2,423	3,760
Postretirement benefit obligation	1,357	(893)
Write-off of assets — plant closure	—	3,230
Changes in working capital:
Accounts receivable	(9,536)	(19,534)
Inventories	4,772	1,676
Prepaids	(1,520)	(5,025)
Accounts payable	11,355	15,465
Income taxes	351	(4,218)
Accrued payrolls and other accrued liabilities	6,231	9,870
Changes in other assets and other long-term liabilities	2,373	(1,842)

Net cash provided from operating activities	55,421	25,832

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(21,810)	(26,241)
Disposals of property, plant and equipment	280	715

Net cash used in investing activities	(21,530)	(25,526)

Provided from (used in) financing activities:
Cash dividends paid	(12,007)	(11,957)
Notes payable	(313)	(7,988)
Increase in long-term debt	—	25,739
Reduction in long-term debt	(1,261)	—
Minority interest	226	267
Exercise of stock options	3,247	—
Purchase of treasury stock	—	(1,840)
Investment grants from foreign countries	46	—

Net cash provided from (used in) financing activities	(10,062)	4,221

Effect of exchange rate changes on cash	1,581	194

Net increase in cash and cash equivalents	25,410	4,721
Cash and cash equivalents at beginning of period	52,586	26,866

Cash and cash equivalents at end of period	$77,996	$31,587

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2002 and 2001

(1)	The Company’s accounting policy regarding revenue recognition is to recognize revenue when products are shipped to unaffiliated customers.

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

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(2)	The results of operations for the nine months ended May 31, 2002 are not necessarily indicative of the results expected for the year ended August 31, 2002.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $45,115,000 at May 31, 2002 and $20,991,000 at August 31, 2001.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2002 and 2001

(5)	A summary of the stockholders’ equity section for the nine months ended May 31, 2002 and 2001 is as follows:

(In thousands)
(Unaudited)

				Accumulated		Total
				Other	Unearned	Comprehen-
	Commn	Other	Retained	Comprehensive	Stock Grant	sive
	Stock	Capital	Earnings	Income	Compensation	Income

Balance-September 1, 2001	$38,424	$48,504	$446,142	$(44,945)	$(2,872)
Comprehensive income
Net income	—	—	21,371	—	—
Foreign currency translation adjustment	—	—	—	3,981	—
Total Comprehensive income						$25,352

Dividends paid or accrued:
Preferred	—	—	(40)	—	—
Common, $.405 per share	—	—	(11,966)	—	—
Stock options exercised	187	3,060	—	—	—
Grant of restricted stock	—	100	—	—	(100)
Amortization of restricted stock	—	—	—	—	643

Balance-May 31, 2002	$38,611	$51,664	$455,507	$(40,964)	$(2,329)

Balance-September 1, 2000	$38,381	$47,652	$449,368	$(48,003)	$(2,603)
Comprehensive income
Net income	—	—	7,181	—	—
Foreign currency translation adjustment	—	—	—	(10,002)	—
Total Comprehensive income						$(2,821)

Dividends paid or accrued:
Preferred	—	—	(40)	—	—
Common, $.405 per share	—	—	(11,917)	—	—
Grant of restricted stock	—	48	—	—	(48)
Amortization of restricted stock	—	—	—	—	633

Balance-May 31, 2001	$38,381	$47,700	$444,592	$(58,005)	$(2,018)

(6)	During the nine months ended May 31, 2002, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2002 and 2001

(7)	A summary of the other comprehensive income section for the three months ended May 31, 2002 and May 31, 2001 and nine months ended May 31, 2002 and May 31, 2001 is as follows:

	For the three months ended		For the nine months ended

(In Thousands)	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

	Unaudited		Unaudited

Net Income	$11,704	$6,486	$21,371	$7,181
Other comprehensive income:
Foreign currency translation adjustment	14,206	(13,163)	3,981	(10,002)

Comprehensive income	$25,910	$(6,677)	$25,352	$(2,821)

(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2002 and 2001

(In thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated

Three months ended May 31, 2002

Sales to unaffiliated customers	$106,752	$152,865	—	$259,617

Gross Profit	$17,032	$30,840	—	$47,872

Operating income	$1,229	$17,210	—	$18,439

Interest expense, net	$—	$—	$(902)	$(902)

Income before taxes	$1,229	$17,210	$(902)	$17,537

Three months ended May 31, 2001

Sales to unaffiliated customers	$100,769	$151,819	—	$252,588

Gross Profit	$12,455	$22,246	—	$34,701

Operating income (loss)	$(703)	$10,961	—	$10,258

Interest expense, net	$—	$—	$(1,406)	$(1,406)

Income (loss) before taxes	$(703)	$10,961	$(1,406)	$8,852

Nine months ended May 31, 2002

Sales to unaffiliated customers	$286,872	$424,447	—	$711,319

Gross Profit	$40,893	$74,427	—	$115,320

Operating income	$385	$35,861	—	$36,246

Interest expense, net	$—	$—	$(2,765)	$(2,765)

Income before taxes	$385	$35,861	$(2,765)	$33,481

Nine months ended May 31, 2001

Sales to unaffiliated customers	$298,142	$449,935	—	$748,077

Gross Profit	$30,240	$69,628	—	$99,868

Operating income (loss)	$(8,046)	$31,901	—	$23,855

Cost of plant closure (Note 9)	$—	$—	$(4,635)	$(4,635)

Interest expense, net	$—	$—	$(4,246)	$(4,246)

Income (loss) before taxes	$(8,046)	$31,901	$(8,881)	$14,974

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2002 and 2001

The majority of the Company’s sales for the quarter and nine months ended May 31, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

	Percent of Sales for the
Product Family	Period Ended May 31, 2002

	Quarter	Nine Months

Color and additive concentrates	37	38
Polyolefins	21	24
Engineered compounds	28	23
Polyvinyl chloride (PVC)	7	7
Other	7	8

	100	100

(9)	During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000, net of a curtailment gain of $2,011,000, in the quarter ended November 30, 2000, of which $1,035,000 related to employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. The curtailment gain of $2,011,000 represents the gain realized from a reduction of the post retirement benefit obligation due to the workforce reductions. At May 31, 2002 the Company’s plan for the closing of this facility has been completed.

(10)	The effective tax rate of 33.3% for the three months ended May 31, 2002 is less than the statutory rate of 35% primarily because of the lower effective tax rates in the foreign operations. During the quarter the Company recognized a $1.3 million tax benefit from the carry back of a United States net operating loss arising in the fiscal year ended August 31, 2001. The Job Creation and Worker Assistance Act of 2002 which was signed into law on March 9, 2002, extended from two years to five years the period for which net operating losses arising in fiscal years ending in 2001 and 2002 can be carried back for federal income tax purposes. During the May 2002 quarter management decided it would repatriate approximately $25 million from its foreign subsidiaries. Accordingly, the Company recorded withholding tax expense of $1.2 million in May 2002. The effective tax rate of 26.7% for the three months ended May 31, 2001 is less than the statutory rate because of tax planning strategies implemented within the North American operations.

The effective tax rate for the nine months ended May 31, 2002 of 36.2% varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the nine months ended May 31, 2001 of 52.0% was partially offset by tax planning strategies implemented within the North American operations. This higher than statutory tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided and because no tax benefit is available or has been recognized on losses in the United States.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2002 and 2001

(11)	On September 1, 2001 the Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test during the quarter ended February 28, 2002 which resulted in no impairment loss being recognized upon adoption. Goodwill and intangible assets were reclassified from deferred charges for all reportable periods.

Accumulated amortization for intangibles was approximately $644,000 and $398,000 at May 31, 2002 and August 31, 2001, respectively. The amortization expense for intangibles was approximately $89,000 and $230,000 for the three and nine months ended May 31, 2002. The amortization expense for goodwill was $144,000 in the May 31, 2001 quarter and $433,000 or $.01 per share for the nine months ended May 31, 2002. The Company does not anticipate any significant changes in amortization expense for intangibles in future periods.

(12)	In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective September 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

(13)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The provisions of SFAS 143 are required to be adopted by the Company effective September 1, 2002. The Company has not yet determined the effect that the adoption of SFAS 143 will have on its financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Net income for the fiscal third quarter ended May 31, 2002 was $11.7 million or $.39 per common share, compared with earnings of $6.5 million or $.22 per share on a fully diluted basis for the same quarter last year. The quarter includes a tax benefit of $1.3 million or $.04 per share for a change in the tax law that extended the period for loss carry backs in the United States from two to five years. The primary reasons for the increase in earnings were higher profit margins and strong tonnage worldwide resulting from low customer inventory levels and some pre-buying by customers due to increasing resin prices.

     Net sales for the three months ended May 31, 2002 were $259.6 million, an increase of 2.8% over sales of $252.6 million for the comparable period in 2001. Sales for the nine month period ending May 31, 2002 were $711.3 million, down 4.9% from sales of $748.1 million in the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A comparison of net sales by business segment for the three and nine months ended May 31, 2002 and 2001 is as follows:

				(In thousands)
	Three Months Ended May 31,				Nine Months Ended May 31,

			Increase				Decrease

Sales	2002	2001	$	%	2002	2001	$	%

Europe	$152,865	$151,819	$1,046	0.7	$424,447	$449,935	$(25,488)	(5.7)

North America	106,752	100,769	5,983	5.9	286,872	298,142	(11,270)	(3.8)

	$259,617	$252,588	$7,029	2.8	$711,319	$748,077	$(36,758)	(4.9)

     The two largest markets served by the Company are the packaging and automotive markets. For the three and nine months ended May 31, 2002, approximately 38% of net sales were derived from the packaging market. Net sales to the automotive market accounted for approximately 29% in the quarter and nine months ended May 31, 2002.

     The majority of the Company’s sales for the quarter and nine months ended May 31, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Percent of Sales for the
	Period ended May 31, 2002

Product Family	Quarter	Nine Months

Color and additive concentrates	37	38

Polyolefins	21	24

Engineered compounds	28	23

Polyvinyl chloride (PVC)	7	7

Other	7	8

	100	100

     The translation effect of foreign currencies increased sales by $4.5 million for the quarter and $1.9 million for the nine months ended May 31, 2002.

     The reason for the percentage change in sales for the quarter and nine month period ended May 31, 2002 are as follows:

	Increase(Decrease)

		Nine
	Quarter	Months

Tonnage	9.4%	1.9%

Translation effect	1.8	0.2

Price/Mix	(8.4)	(7.0)

Percentage change in sales	2.8%	(4.9)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A comparison of gross profit dollars and percentages by business segment for the three and nine months ended May 31, 2002 and 2001 is as follows:

				(In thousands)
	Three Months Ended May 31,				Nine Months Ended May 31,

			Increase				Increase

Gross profit $	2002	2001	$	%	2002	2001	$	%

Europe	$30,840	$22,246	$8,594	38.6	$74,427	$69,628	$4,799	6.9

North America	17,032	12,455	4,577	36.7	40,893	30,240	10,653	35.2

	$47,872	$34,701	$13,171	38.0	$115,320	$99,868	$15,452	15.5

Gross profit %	2002	2001			2002	2001

Europe	20.2	14.7			17.5	15.5

North America	16.0	12.4			14.3	10.1

	18.4	13.7			16.2	13.4

     The increase in consolidated gross profits for the quarter and the nine months ended May 31, 2002 was due to higher volume and the resulting improvement in utilization of capacity at North American plants and lower resin prices.

     A comparison of operating income (loss) by business segment for the three months and nine months ended May 31, 2002 and 2001 is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			For the three months ended
			(In thousands)
	May 31, 2002			May 31, 2001

		Net		Operating	Net	Pretax
	Operating	Interest	Pretax	Income	Interest	Income
	Income	Expense	Income	(Loss)	Expense	(Loss)	Increase

Income

Europe	$17,210	$—	$17,210	$10,961	$—	$10,961	$6,249

N. America	1,229	—	1,229	(703)	—	(703)	1,932

Interest exp., net	—	(902)	(902)	—	(1,406)	(1,406)	504

	$18,439	$(902)	$17,537	$10,258	$(1,406)	$8,852	$8,685

			For the nine months ended
			(In thousands)
	May 31, 2002			May 31, 2001

		Net		Operating		Pretax
	Operating	Interest	Pretax	Income		Income
	Income	Expense	Income	(Loss)	Other	(Loss)	Increase

Income

Europe	$35,861	$—	$35,861	$31,901	$—	$31,901	$3,960

N. America	385	—	385	(8,046)	—	(8,046)	8,431

Cost of plant closure	—	—	—	—	(4,635)	(4,635)	4,635

(Note 9)

Interest exp., net	—	(2,765)	(2,765)	—	(4,246)	(4,246)	1,481

	$36,246	$(2,765)	$33,481	$23,855	$(8,881)	$14,974	$18,507

     Consolidated operating income was higher for the quarter and year in both Europe and North America.

     The improvement in Europe was due to higher profit margins and an increase in tonnage. Quarterly gross profit margins in Europe were 20.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared with 14.7% in the same quarter last year and 17.5% v. 15.5% on the year. The primary reason for the higher margins were lower plastic resin prices and strong production levels at the manufacturing facilities. Tonnage was up 6.6% for the quarter but utilization of 91%, was down from 99% in the same quarter last year, reflecting 33 million pounds of annual capacity that was added in Germany during the quarter ended May 2002. More than half the European volume increase was derived from manufacturing operations.

     North American operating profit increased $1.9 million for the quarter and $8.4 million for the nine months ended May 31, 2002. Tonnage increased 14% compared with the same quarter in 2001. Gross profit margins increased to 16.0% from 12.4% in the third quarter last year, primarily due to the strength in manufacturing operations. The higher margins were the result of lower resin prices and better utilization of capacity, which increased to 90% up from 85% in the last year’s quarter.

     During the first quarter of fiscal 2001, the Company announced its plan to terminate manufacturing at its plant in Akron, Ohio. Manufacturing was terminated as of December 31, 2000. As a result, the Company recorded a one-time, pre-tax charge of $4,635,000, net of a curtailment gain of $2,011,000, in the quarter ended November 30, 2000, of which $1,035,000 related to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

employee severance costs and the balance was other exit costs. The charge was primarily non-cash and included the write-off of equipment to be scrapped and other assets related to the manufacturing operations and employee severance costs for 85 hourly and 33 salaried employees. The severance costs included mainly pension benefits, post-retirement adjustments and medical insurance. The curtailment gain of $2,011,000 represents the gain realized from a reduction of the post retirement benefit obligation due to the workforce reductions. At May 31, 2002 the Company’s plan for the closing of this facility has been completed.

     Selling, general and administrative expenses for the 2002 quarter was up $2.6 million or 10.7% compared with the same quarter last year. The increase is due to higher compensation, an increase in bad debt expense and the translation effect of foreign currencies, which increased expenses by $0.4 million for the 2002 quarter.

     Interest expense decreased in 2002 mainly due to lower interest rates.

     Foreign currency transaction losses were primarily due to changes in the value of currencies in major areas where the Company operates. The major portion of the losses in 2002 relates to changes in the value of the U.S. dollar compared to the Canadian dollar and the Euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon in an Indonesian joint venture with the company.

     The effective tax rate of 33.3% for the three months ended May 31, 2002 is less than the statutory rate of 35% primarily because of the lower effective tax rates in the foreign operations. During the quarter the Company recognized a $1.3 million tax benefit from the carry back of a United States net operating loss arising in the fiscal year ended August 31, 2001. The Job Creation and Worker Assistance Act of 2002 which was signed into law on March 9, 2002, extended from two years to five years the period for which net operating losses arising in fiscal years ending in 2001 and 2002 can be carried back for federal income tax purposes. During the May 2002 quarter management decided it would repatriate approximately $25 million from its foreign subsidiaries. Accordingly, the Company recorded withholding tax expense of $1.2 million in May 2002. The effective tax rate of 26.7% for the three months ended May 31, 2001 is less than the statutory rate because of tax planning strategies implemented within the North American operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The effective tax rate for the nine months ended May 31, 2002 of 36.2% varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. The effective tax rate for the nine months ended May 31, 2001 of 52.0% was partially offset by tax planning strategies implemented within the North American operations. This higher than statutory tax rate is due to the inclusion of the $4.6 million cost of the Akron plant closure for which no benefit has been provided and because no tax benefit is available or has been recognized on losses in the United States.

     The translation effect of foreign currencies increased net income in 2002 by $0.3 million or $.01 per share for the quarter and $0.1 million or less than $.01 per share for the nine months ended May 31, 2002.

     The actions taken to improve productivity and increase volume throughout the worldwide operations have positively impacted earnings.

     The order level is strong throughout the Company’s operations and there continues to be good demand. However, the Company is also entering the traditional summer vacation and holiday season, especially in Europe, and some slowing in the business environment is anticipated, at least until early September.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Nevertheless, earnings for the fourth quarter of fiscal 2002 should show a substantial improvement over last year’s net income of $.19 per share. Although there will be some pressure on margins due to increasing prices of plastic resins, much of the margin improvement gained during the year should be retained. There was a significant increase in the value of the Euro during June 2002, which should also have a positive effect on the Company’s sales and earnings in the months ahead.

Critical Accounting Policies

     The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies relate to the allowance for doubtful accounts, inventory reserves and interim provisions for income taxes.

     Management records an allowance for doubtful accounts receivable based on the careful monitoring of the current and projected credit quality of the Company’s customers, historical experience, customer payment history, expected trends and other factors that affect collectibility. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

     Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company monitors its slow-moving and obsolete inventory on a quarterly basis and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

     The Company’s quarterly provision for income taxes involves a significant amount of judgment by management. Quarterly, the provision for income taxes is based upon actual year to date results plus an estimate of pretax income for the remainder of the year. This provision is impacted by the income and tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	(In millions $)
	May 31,	August 31,
	2002	2001	% Change

Cash and cash equivalents	$78.0	$52.6	48.3%

Working capital	305.3	289.3	5.5

Long-term debt	104.1	105.4	(1.2)

Stockholders’ equity	339.3	322.1	5.3%

     The Company’s cash and cash equivalents increased $25.4 million, or 48.3%, from August 31, 2001. The cash increase was derived from cash provided from operations amounting to $55.4 million less capital expenditures of $21.8 million, cash dividends of $12.0 million and a reduction of long-term debt amounting to $1.3 million.

     During the May 2002 quarter, management decided that it would repatriate approximately $25.0 million from its foreign subsidiaries. This cash will be used to repay long-term debt and for other working capital requirements.

     Net cash provided from operating activities for the nine months ended May 31, 2002 was $55.4 million compared with the $25.8 million provided in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nine months ended May 31, 2001. Cash generated from operating activities increased from last year due to an improvement in both European and North American operating income.

     Capital expenditures were $21.8 million for the nine months ended May 31, 2002 compared to $26.2 million in the comparable period last year. Capital expenditures for 2002 are primarily related to the addition of manufacturing lines, enhancements to existing equipment, and the addition of plant or warehouse space. The largest amount of capital expenditures occurred in Germany, Belgium, Italy and Mexico. The Company anticipates capital expenditures for fiscal 2002 will be approximately $25.0 to $30.0 million, depending on the progress of each project.

     The Company reduced long-term debt by $1.3 million, primarily due to cash flow from operations. Total long-term debt as of May 31, 2002 declined to $104.1 million.

     As of May 31, 2002, the current ratio was 3.5:1 and working capital was $305.3 million. Accounts receivable increased $14.2 million from the year ended August 31, 2001. Accounts receivable was higher at May 31, 2002 compared to August 31, 2001 primarily because of higher sales compared with the fourth quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The ratio of long-term liabilities to capital was 30.2% at May 31, 2002 and 31.0% at August 31, 2001. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum total of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to the decrease of this ratio were increased earnings, foreign currency translation, issuance of common stock from the exercise of stock options and a decline of $1.3 million in borrowings under the revolving credit agreement.

     On October 2, 2001, the Company established a new four year $130,000,000 revolving credit agreement, replacing a $100,000,000 facility in place at August 31, 2001. Under terms of the new agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

     The Company has outstanding Senior Notes of $50,000,000 due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and will be

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of May 31, 2002, approximately $47.0 million of retained earnings was available for the payment of cash dividends. The Company’s latest review of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

     The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at May 31, 2002 is $1,447,000.

     Aggregate maturities of long-term debt (including capital lease obligations) subsequent to May 31, 2002 are presented below:

		(In thousands)
		Less than	1-3	4-5	After 5
	Total	1 yr	years	years	years

Long-term Debt	$103,000	$—	$—	$53,000	$50,000

Capital Lease Obligations	1,447	391	783	273	—

	$104,447	$391	$783	$53,273	$50,000

Operating lease information is provided in Note 10 of the Company’s Annual Report. There has been no significant changes in the information as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reported.

     The Company’s outstanding commercial commitments at May 31, 2002 are not material to the Company’s financial position, liquidity or results of operations.

     The Company has declared and paid three quarterly cash dividends of $.135 per share during the first nine months of fiscal 2002. The total amount of these payments aggregated $12.0 million. Cash flow from operations has been sufficient to fund the payment of these dividends.

     During the nine months ended May 31, 2002, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2002 subject to market conditions. For the nine months ended May 31, 2002, 187,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $3.2 million.

     The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the nine months ended May 31, 2002 increased this account by $4.0 million.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by the Company effective September 1, 2002. The Company does not

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

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

     On September 1, 2001 the Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test during the quarter ended February 28, 2002 which resulted in no impairment loss being recognized upon adoption.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     •     Fluctuations in prices of plastic resins and other raw materials

     •     Changes in customer demand and requirements

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

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

Date: July 15, 2002	A. Schulman, Inc.

(Registrant)

/s/ R. A. Stefanko

R. A. Stefanko, Executive Vice President-
Finance & Administration (Signing on
behalf of Registrant as a duly authorized
officer of Registrant and signing as the
Principal Financial Officer of
Registrant)