Form 10-K
period 2002-08-31
SCHULMAN A INC
filed 2002-11-27
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.
20549

FORM 10-K

(Mark One)

         ☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended August 31, 2002 or

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

Registrant’s telephone number, including area code: (330) 666-3751

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value

(Title of Class)

Special Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

[Cover continued on following page]

[Cover Continued From Previous Page]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Aggregate market value of voting stock held by non-affiliates of the Registrant on October 15, 2002: $467,346,336.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practical date:

29,458,572 Shares of Common Stock, $1.00 Par Value, at October 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	in Which Incorporated

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement Dated November 7, 2002	III and IV

Portions of the Registrant’s 2002 Annual Report to Stockholders	I and II

The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the Registrant’s Notice of Annual Meeting and Proxy Statement dated November 7, 2002 shall not be deemed incorporated by reference herein.

PART I

ITEM 1.    BUSINESS

         A.     Schulman, Inc. (the “Company”) was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.

         The Company is engaged in the sale of plastic resins and compounds, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by executive management. On this basis, the Company operates in two geographic business segments, North America and Europe.

Business Activities

         The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company’s laboratories and are manufactured in the Company’s thirteen plastics compounding plants in North America, Europe and Asia. Customers for the Company’s plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.

         The Company’s plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment, and agriculture. These compounds are used in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grilles, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers, and capacitor housings; in the office equipment industry for such products as cases and housings for computers, trim for arms of office chairs, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings and protective film for plants and agricultural mulch.

         The Company’s manufacturing in each of its geographic business segments (North America and Europe) can be classified into four product families: color and additive concentrates; engineered compounds; polyolefins; and polyvinyl chloride (PVC).

Color and Additive Concentrates

         The Company’s concentrate business consists of the compounding of resins that provide plastic with specific color and/or physical properties, such as conductivity, flexibility, viscosity and textures. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its concentrates using its formulae and purchased natural resins. These concentrates are sold to manufacturers of plastic products, such as film for packaging, household goods, toys, automotive parts, mechanical goods and other plastic items.

The Company’s concentrates are sold under various trade names, including the following:

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

Engineered Compounds

         The Company’s engineered compounds are products designed to have and maintain characteristics such as chemical resistance, electrical conductivity, heat resistance and/or high strength-to-weight ratios. The engineered compounds manufactured by the Company include the following:

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

Polyolefins

         The Company’s polyolefin business consists of numerous polypropylene and polyethylene resins and compounds. Polyolefins are used for interior trim, fascias and bumper covers in automotive applications; for toys, small appliances, sporting goods, and agricultural and watercraft products in roto-molding applications; and for office supplies in industrial/commercial applications. The polyolefin products manufactured by the Company include the following:

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

Invision™, a thermoplastic elastomer, is a PVC alternative that can be injection molded, blow molded or extruded. It is a polyolefin compound with properties similar to PVC. It can be used in automotive interiors, trim for furniture, appliances and industrial components.

Polyvinyl Chloride

         The Company’s PVC business is transacted under the name Polyvin® and involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company’s thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company’s Sunprene® compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications.

         The Company also performs tolling services, which involve the compounding of resins and other materials of customers based upon formulae provided by such customers. Tolling is done principally for major plastic resin producers. The Company is compensated on the basis of an agreed price per pound plus an additional charge for any additives and packing supplied by the Company.

         The Company also acts as a merchant, buying prime and off-grade plastic resins and reselling these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. Prime resins purchased from these producers are usually sold to small and medium-sized customers. In addition to prime resins, the Company also purchases supplies of resins resulting from overruns, changes in customers’ specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply, generally in proportion to the total industry production of plastic resins.

         The Company, through its European operations, acts as a distributor for several major resin producers which include BASF, ExxonMobil Chemical, ATOFINA, Solvay, GE Plastics and Vestolit GmbH. The Company also acts as United States and Canadian distributor of ExxonMobil Chemical polypropylene and polyethylene used for injection molding. The Company also is the exclusive distributor in the United States for ExxonMobil Chemical polyethylene for rotational molding.

         Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

         The Company’s principal foreign subsidiaries are as follows:

         N.V. A. Schulman Plastics, S.A., a Belgian subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and the Far East.

         A.  Schulman International Services N.V., a Belgian subsidiary located in Bornem, Belgium, is a subsidiary of N.V. A. Schulman, S.A. This company provides financing and administrative services to the Company’s subsidiaries.

         A.  Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, United Kingdom, manufactures primarily color and additive plastic concentrates, which are sold mainly in the United Kingdom.

         A.  Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, the Company purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 2002, this subsidiary purchased approximately 22% of the compounds manufactured in the Bornem, Belgium plant. Approximately 16% of the sales of A. Schulman GmbH during the same period was derived from the sale of plastic resins and compounds of Vestolit GmbH, BP, ExxonMobil Chemical, Ticona and Solvay.

         A.  Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for ExxonMobil Chemical, Escorene polypropylene resin and polyethylene for injection molding. Its principal sales office is located in Toronto. Approximately 50% of its production is sold to customers in the United States with the remainder sold in Canada.

         A.  Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

         A.  Schulman, S.A., a French subsidiary, has six sales offices in France and is a distributor in France for ATOFINA. A. Schulman, S.A. also acts as a merchant of plastic resins, and sells compounds manufactured by the Company’s subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is a Paris-based distributor for BASF and Solvay of certain plastic materials in France.

         A.  Schulman Plastics, S.A., another French subsidiary, is located in Givet, France. This subsidiary produces plastic concentrates for the Company’s European market.

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

         A.  Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of N.V. A. Schulman Plastics, S.A. This subsidiary manufactures and sells engineered compounds and concentrates to the Italian market. It also performs tolling services, sells manufacturing products of N.V. A. Schulman Plastics, S.A. and acts as a merchant of plastic resins in Italy.

         A.  Schulman Plastics S.L., a Spanish subsidiary, is engaged primarily in distribution of plastic resins to the Spanish market through its offices located in Barcelona and Valencia, Spain. This subsidiary also engages in merchant activities in Spain.

         A.  Schulman Hungary Kft., a Hungarian subsidiary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by N.V. A. Schulman Plastics, S.A. in Belgium and by A. Schulman Plastics, S.A. in France. It also acts as a merchant of plastic resins in Hungary.

Joint Ventures

         The Company, through its wholly-owned subsidiary ASI Investments Holding Co., owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has three manufacturing lines at the Company’s Bellevue, Ohio facility. The Company’s partner provides technical and manufacturing expertise.

         The Company, through its wholly-owned subsidiary A. Schulman International, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. The other partner is P.T. Prima Polycon Indah.

Employee Information

         As of August 31, 2002, the Company had 819 employees in the United States and 1,580 employees in its foreign operations. More than 80% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements.

         The Company has laboratory facilities at each of its plastics compounding plants staffed by 283 technical personnel. The Company’s plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

Research and Development

         A large part of the Company’s technical activities relates to the development of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company; however, the amounts spent during the last three fiscal years have not been material.

Compliance with Environmental Regulations

         Management believes that compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

Dependence on Customers

         During the year ended August 31, 2002, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business other than, potentially, on a temporary basis.

Availability of Raw Materials

         The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC (polyvinyl chloride), polyethylene, polystyrene, nylon ABS (acrylonitrile butadiene styrene) and polyurethane.

Competition

         The Company’s business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. The Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in North America and Europe which is not also engaged in the petrochemical industry or is not a basic producer of plastic resins. Certain of these competitors compete with the Company principally in such competitors’ own respective local market areas, while other competitors compete with the Company on a global basis.

         The Company also competes with other merchants and distributors of plastic resins and other products. No accurate information is available to the Company as to the extent of its competitors’ sales and earnings in respect of these activities, but management believes that the Company has only a small fraction of the total market.

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

Trademarks and Trade Names

         The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. Although these trademarks and trade names contribute to profitability, the Company does not consider a material part of its business to be dependent on such trademarks and trade names. The Company also holds some patents in various parts of the world for certain of its products. The products covered by these patents do not constitute a material part of the Company’s business.

ITEM 2.    PROPERTIES

         The Company owns and operates seven plastics compounding plants in North America, five in Europe and one in Asia. The following Table indicates the location of each plastics compounding plant and the approximate annual plastics compounding capacity and approximate floor area, including warehouse space:

	Approximate	Approximate
	Capacity	Floor Area
Location	(lbs.)[1]	(Square Feet)

Akron, Ohio[2]	None	158,000 [3]

Bellevue, Ohio	72,000,000 [4]	160,000

Sharon Center, Ohio	10,000,000	145,000 [5]

Orange, Texas	60,000,000	145,000

Orange, Texas—Texas Polymer Services, Inc.	135,000,000	182,000

Nashville, Tennessee	78,000,000	138,000

San Luis Potosi, Mexico[6]	71,000,000	147,000

Bornem, Belgium	155,000,000	367,000

Crumlin Gwent, South Wales	79,000,000	106,000

Givet, France	170,000,000	191,000

St. Thomas, Ontario, Canada	74,000,000	141,000

Kerpen, Germany	126,000,000	484,000

Surabaya, Indonesia (Joint Venture)	11,000,000	89,000

Milan, Italy	40,000,000	112,000

	1,081,000,000	2,565,000

         The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.

         Public warehouses are used wherever needed to store the Company’s products conveniently for shipment to customers. The number of public warehouses in use varies from

[1]	The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules which are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

[2]	The Company has terminated manufacturing at this facility as of December 31, 2000. This facility is now used for warehousing, logistics, product sampling and product development.

[3]	Includes 15,800 square feet of space comprising the Company’s product development center.

[4]	Includes capacity of approximately 32 million pounds from three manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

[5]	Includes approximately 14,500 square feet of space comprising the Company’s color technology center.

[6]	Excludes three new manufacturing lines and approximately 40,000 square feet of production space being added at a cost of approximately $3.5 million. The lines will have an annual capacity of approximately 5 million pounds and are expected to commence operations in January 2003.

time to time, but ranges yearly from approximately 25 to 30. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

                  The Company owns its corporate headquarters which is located in Akron, Ohio and which contains approximately 48,000 square feet of usable office floor space. The Company leases sales offices in various locations in North America, Europe and Asia.

                  The Company plans to build a manufacturing facility in China. This facility will cost approximately $7.4 million and should be operational in about 24 months. The initial manufacturing line will have an annual capacity of approximately 40 million pounds and the Company will manufacture products for customers serving China’s film, packaging and automotive markets.

ITEM 3.    PENDING LEGAL PROCEEDINGS

                  The Company is not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

         The age (as of October 15, 2002), business experience during the past five years and offices presently held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

         Terry L. Haines: Age 56; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President—North American Sales, 1989-1990.

         Robert A. Stefanko: Age 59; Chairman of the Board since January, 1991; Executive Vice President—Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.

         Alain C. Adam: Age 53; Vice President—International Automotive Operations of the Company since September 1, 1999; Vice President—Automotive Marketing from 1990 until August 31, 1999.

         Barry Rhodes: Age 42; Vice President – North American Sales since October 2001; prior to that time, North American Sales Manager since March 2000; various sales positions with the Company since 1997.

         John M. Myles: Age 59; Vice President—North American Purchasing since October 1997 and prior to that time General Manager-Operations of Laurel Industries since 1992.

         Ronald G. Andres: Age 52; Vice President—North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.

         Dr. Rengarajan Ramesh: Age 41; Vice President—Technology since April 2000 and General Manager—Asian Operations since 1995; prior thereto, Marketing and Technical Service Manager for the Company’s Mexican operations from 1989 to 1995.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                  The Company’s Common Stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol “SHLM.”

                  Additional information in response to this Item is set forth on page 1 of the Company’s 2002 Annual Report to Stockholders, which information is incorporated herein by reference. The information required by this Item in respect of Securities Authorized for Issuance Under Equity Compensation Plans is set forth under the caption “Equity Compensation Plan Information” in the Company’s proxy statement dated November 7, 2002, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

                  Information in response to this Item is set forth on page 23 of the Company’s 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Information in response to this Item is set forth on pages 19 through 22 of the Company’s 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities hedged, are recognized on the foreign currency transaction line in the Consolidated Statement of Income appearing on page 6 of the Company’s 2002 Annual Report to Stockholders. The Company estimates that a ten percent (10%) change in foreign exchange rates at August 31, 2002 would have changed the fair value of the contracts by approximately $1.6 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  (a) Financial Statements

                  The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 14, 2002, appearing on pages 6 through 18 of the Company’s 2002 Annual Report to Stockholders, are incorporated herein by reference.

                  (b) Supplementary Data

                  Information in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                  The information required in response to this Item in respect of Directors is set forth under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s proxy statement dated November 7, 2002, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 11 and 12 of this Form 10-K and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

                  Information in response to this Item is set forth under the caption “Compensation of Executive Officers” in the Company’s proxy statement dated November 7, 2002, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information in response to this Item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in the Company’s proxy statement dated November 7, 2002, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

                  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed in the Company's reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

Page

(1)	Financial Statements:

	Report of Independent Accountants	18*

	Consolidated Statement of Income for the three years ended August 31, 2002	6*

	Consolidated Balance Sheet at August 31, 2002 and 2001	8*

	Consolidated Statement of Cash Flows for the three years ended August 31, 2002	10*

	Consolidated Statement of Stockholders’ Equity for the three years ended August 31, 2002	7*

	Notes to Consolidated Financial Statements	11*

*	Incorporated by reference from the indicated page of the Company’s 2002 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7 and 8, the 2002 Annual Report to Stockholders is not deemed filed as part of this report.

(2)	Financial Statement Schedule:

Report of Independent Accountants on Financial Statement Schedule	F-1

II-Valuation and Qualifying Accounts	F-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(b)	Certificate of Amendment of Certificate of Incorporation dated December 12, 1985 (incorporated by reference to Exhibit 2(b) of the Company’s Registration Statement on Form 8-A dated January 15, 1996).

Exhibit
Number

3(c)	Certificate of Amendment of Certificate of Incorporation dated January 9, 1987 (incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for fiscal year ended August 31, 1994).

3(d)	Certificate of Amendment of Certificate of Incorporation dated December 10, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(e)	Certificate of Amendment of Certificate of Incorporation dated December 6, 1990 (incorporated by reference to Exhibit 3(d) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(f)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1993 (incorporated by reference to Exhibit 2(f) to the Company’s Registration Statement on Form 8-A dated January 15, 1996).

3(g)	By-Laws dated December 8, 1983 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(h)	Amendment to By-Laws dated October 20, 1986 (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(i)	Amendment to By-Laws dated January 11, 1996 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated January 15, 1996).

4(a)	Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated January 15, 1996).

4(b)	Amendment No. 1 to Rights Agreement dated as of November 21, 1997 between the Company, KeyBank National Association (as successor by merger to Society National Bank) and First Chicago Trust Company of New York as successor Rights Agent (incorporated by reference to Exhibit 1(b) to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A).

4(c)	Amendment No. 2 to Rights Agreement dated as of September, 2002 between the Company, and National City Bank as successor Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s Form 8-K dated October 2, 2002).

10(a)*	A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(b)*	Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

Exhibit
Number

10(c)*	Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(k) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(d)*	Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(e)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(f)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(g)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(h)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(i)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2000).

10(j)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended August 31, 1995).

10(k)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(l)*	A. Schulman, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(m)*	Employment Agreement between the Company and Robert A. Stefanko dated January 31, 1996 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

10(n)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

Exhibit
Number

10(o)*	Employment Agreement between the Company and Alain C. Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for fiscal quarter ended February 29, 2000).

10(p)*	Employment Agreement between the Company and John M. Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-K for fiscal year ended August 31, 1998).

10(q)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(r)*	Employment Agreement between the Company and Rengarajan Ramesh dated July 11, 2000 (incorporated by reference to Exhibit 10(r) to the Company’s form 10-K for the fiscal year ended August 31, 2000).

10(s)*	Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(t)*	Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(u)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(v)*	Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(w)*	Employment Agreement between the Company and Barry A. Rhodes dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q for the fiscal quarter ended February 28, 2002).

10(x)	Credit Agreement between the Company, the Foreign Borrowers, the Banks, The Bank of New York and National City Bank (as Co-Documentation Agents) and KeyBank National Association (as Lead Arranger and Administrative Agent) (incorporated by reference to Exhibit 10(w) to the Company’s Form 10-K for the year ended August 31, 2001).

10(y)	Note Purchase Agreement dated August 1, 1999 regarding $50,000,000 7.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company, Mutual Trust Life Insurance Company, National Travelers Life Company, Guarantee Reserve Life Insurance Company, Pioneer Mutual Life Insurance Company, Great Western Insurance Company, The Catholic Aid Association, The Reliable Life Insurance Company, Hare & Co., Lutheran Brotherhood and Modern Woodmen of America (incorporated by reference to Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

Exhibit
Number

10(z)	Form of the Company’s 7.27% Senior Notes Due 2009 (incorporated by reference to Exhibit 10(z) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

11	Computation of Basic and Diluted Earnings Per Common Share

13	Company’s 2002 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of Independent Accountants

24	Powers of Attorney

99	Notice of Annual Meeting and Proxy Statement Dated November 7, 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the Company’s fiscal year ended August 31, 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/Robert A. Stefanko Robert A. Stefanko Chairman of the Board of Directors and Executive Vice President — Finance and Administration

Dated: November 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Terry L. Haines Terry L. Haines	Director and Principal Executive Officer	November 27, 2002

/s/Robert A. Stefanko Robert A. Stefanko	Director, Principal Financial Officer and Principal Accounting Officer	November 27, 2002

Paul Craig Roberts*	Director

Rene C. Rombouts*	Director

Peggy Miller*	Director

Willard R. Holland*	Director

James A. Karman*	Director

James S. Marlen*	Director

John B. Yasinsky*	Director

Joseph M. Gingo*	Director

*By:	/s/ Robert A. Stefanko Robert A. Stefanko Attorney-in-Fact	November 27, 2002

*	Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Terry L. Haines, certify that:

1.	I have reviewed this annual report on Form 10-K of A. Schulman, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Terry L. Haines Terry L. Haines President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Robert A. Stefanko, certify that:

1.	I have reviewed this annual report on Form 10-K of A. Schulman, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Robert A. Stefanko Robert A. Stefanko Executive Vice President – Finance and Administration and Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of A. Schulman, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 14, 2002 appearing in the 2002 Annual Report to Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 14, 2002

F-1

A. SCHULMAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Schedule F-2

	Balance at	Charges to				Balance at
	beginning	cost and	Net	Translation		close of
	of period	expenses	Write-offs	Adjustment	Other(1)	period

Reserve for doubtful accounts

Year ended August 31, 2002	$6,458,000	$2,631,000	($2,324,000)	$147,000	—	$6,912,000

Year ended August 31, 2001	4,535,000	2,715,000	(820,000)	28,000	—	6,458,000

Year ended August 31, 2000	3,678,000	1,905,000	(748,000)	(300,000)	—	4,535,000

Valuation allowance — deferred tax assets

Year ended August 31, 2002	19,828,000	—	—	—	3,595,000	23,423,000

Year ended August 31, 2001	15,134,000	—	—	—	4,694,000	19,828,000

Year ended August 31, 2000	8,129,000	—	—	—	7,005,000	15,134,000

Note:

(1)	Represents current year change in valuation allowance for foreign tax credit carryforward benefits, net operating loss carryforward benefits and deferred tax assets.