Form 10-Q
period 2002-11-30
SCHULMAN A INC
filed 2003-01-14
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2002 or

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

      Yes      X        No

     Number of common shares outstanding as of December 31, 2002 – 29,471,393

PART I — FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months
	ended November 30,

	2002	2001

	Unaudited

Net sales	$266,866	$238,148

Interest and other income	586	548

	267,452	238,696

Cost and expenses:

Cost of sales	225,145	202,459

Selling, general and administrative expenses	26,810	26,318

Interest expense	1,200	1,453

Foreign currency transaction gain	(518)	(514)

Minority interest	216	185

	252,853	229,901

Income before taxes	14,599	8,795

Provision for U.S. and foreign income taxes (Note 9)	6,255	3,585

Net income	8,344	5,210

Less: Preferred stock dividends	(13)	(13)

Net income applicable to common stock	$8,331	$5,197

Weighted-average number of shares outstanding (Note 6):

Basic	29,463	29,213

Diluted	29,962	29,213

Earnings per share (Note 6):

Basic	$0.28	$0.18

Diluted	$0.28	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	November 30,	August 31,
	2002	2002

	Unaudited

Assets

Current assets:

Cash and cash equivalents (Note 4)	$48,206	$63,984

Short-term investments, at cost	14,211	—

Accounts receivable, less allowance for doubtful accounts of $7,546 at November 30, 2002 and $6,912 at August 31, 2002	180,491	172,327

Inventories, average cost or market, whichever is lower	173,307	169,719

Prepaids, including tax effect of temporary differences	16,184	13,257

Total current assets	432,399	419,287

Other assets:

Deferred charges, etc., including tax effect of temporary differences	8,991	8,826

Goodwill (Note 10)	6,583	6,558

Intangible assets (Note 10)	502	545

	16,076	15,929

Property, plant and equipment, at cost:

Land and improvements	11,458	11,408

Buildings and leasehold improvements	104,747	103,536

Machinery and equipment	256,437	254,431

Furniture and fixtures	26,810	26,811

Construction in progress	8,043	6,625

	407,495	402,811

Accumulated depreciation and investment grants of $931 at November 30, 2002 and $937 at August 31, 2002	231,983	225,695

	175,512	177,116

	$623,987	$612,332

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	November 30,	August 31,
	2002	2002

	Unaudited

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$417	$413

Accounts payable	73,633	71,107

U.S. and foreign income taxes payable	4,749	6,751

Accrued payrolls, taxes and related benefits	21,889	22,688

Other accrued liabilities	22,038	17,373

Total current liabilities	122,726	118,332

Long-term debt	78,906	81,038

Other long-term liabilities	44,950	43,471

Deferred income taxes	8,341	6,957

Minority interest	5,689	6,173

Stockholders’ equity (Note 5):

Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at November 30, 2002 and August 31, 2002	1,057	1,057

Special stock 1,000,000 shares authorized none outstanding	—	—

Common stock, $1 par value
Authorized - 75,000,000 shares
Issued - 38,680,613 shares at November 30, 2002 and 38,629,967 at August 31, 2002	38,681	38,630

Other capital	52,630	51,974

Accumulated other comprehensive income (Note 7)	(29,455)	(31,230)

Retained earnings	466,584	462,270

Treasury stock, at cost, 9,211,095 shares at November 30, 2002 and August 31, 2002	(164,231)	(164,231)

Unearned stock grant compensation	(1,891)	(2,109)

Common stockholders’ equity	362,318	355,304

Total stockholders’ equity	363,375	356,361

	$623,987	$612,332

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the three months
	ended November 30,

	2002	2001

	Unaudited

Provided from (used in) operating activities:

Net income	$8,344	$5,210

Items not requiring the current use of cash:

Depreciation	6,117	5,568

Non-current deferred taxes	1,185	2,673

Foreign pension and other deferred compensation	734	722

Postretirement benefit obligation	249	361

Changes in working capital:

Accounts receivable	(7,167)	(1,643)

Inventories	(2,793)	7,667

Prepaids	(168)	(1,290)

Accounts payable	2,267	3,348

Income taxes	(3,044)	2,703

Accrued payrolls and other accrued liabilities	3,119	3,600

Changes in other assets and other long-term liabilities	(794)	601

Net cash provided from operating activities	8,049	29,520

Provided from (used in) investing activities:

Expenditures for property, plant and equipment	(4,050)	(7,286)

Disposals of property, plant and equipment	77	457

Short term investments	(14,199)	—

Net cash used in investing activities	(18,172)	(6,829)

Provided from (used in) financing activities:

Cash dividends paid	(4,017)	(3,995)

Notes payable	—	(308)

Reduction in long-term debt	(2,143)	(5,130)

Minority interest	(484)	185

Exercise of stock options	707	—

Net cash used in financing activities	(5,937)	(9,248)

Effect of exchange rate changes on cash	282	(4,376)

Net increase (decrease) in cash and cash equivalents	(15,778)	9,067

Cash and cash equivalents at beginning of period	63,984	52,586

Cash and cash equivalents at end of period	$48,206	$61,653

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2002 and 2001

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

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

(2)	The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results expected for the year ended August 31, 2003.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $26,287,000 at November 30, 2002 and $35,824,000 at August 31, 2002.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2002 and 2001

(5)	A summary of the stockholders’ equity section for the three months ended November 30, 2002 and 2001 is as follows:

(In thousands)
(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity

Balance at September 1, 2002	$1,057	$38,630	$51,974	$(31,230)	$462,270	$(164,231)	$(2,109)	$356,361
Comprehensive income
Net income	—	—	—	—	8,344	—	—

Foreign currency translation adjustment	—	—	—	1,775	—	—	—
Total comprehensive income								10,119

Cash dividends paid or accrued:

Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)

Common, $.135 per share	—	—	—	—	(4,017)	—	—	(4,017)

Stock options exercised	—	51	656	—	—	—	—	707

Amortization of restricted stock	—	—	—	—	—	—	218	218

Balance at November 30, 2002	$1,057	$38,681	$52,630	$(29,455)	$466,584	$(164,231)	$(1,891)	$363,375

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2002 and 2001

(In thousands)
(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity

Balance at September 1, 2001	$1,057	$38,424	$48,504	$(44,945)	$446,142	$(164,231)	$(2,872)	$322,079

Comprehensive income						—	—

Net income	—	—	—	—	5,210	—	—

Foreign currency translation adjustment	—	—	—	(3,828)	—	—	—

Total comprehensive income								1,382

Cash dividends paid or accrued:

Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)

Common, $.135 per share	—	—	—	—	(3,981)	—	—	(3,981)

Amortization of restricted stock	—	—	—	—	—	—	213	213

Balance at November 30, 2001	$1,057	$38,424	$48,504	$(48,773)	$447,358	$(164,231)	$(2,659)	$319,680

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2002 and 2001

(6)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the company.

During the three months ended November 30, 2002, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2003 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income is as follows:

(In thousands)

	November 30,	August 31,
	2002	2002

Foreign currency translation	$29,253	$31,028

Minimum pension liability adjustment	202	202

	$29,455	$31,230

(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2002 and 2001

(In thousands)
(Unaudited)

	North		Interest
	America	Europe	Expense, net	Consolidated

Three months ended November 30, 2002

Sales to unaffiliated customers	$99,871	$166,995	$—	$266,866

Gross Profit	$11,317	$30,404	$—	$41,721

Operating income (loss)	$(1,739)	$17,040	$—	$15,301

Interest expense, net	—	—	(702)	(702)

Income (loss) before taxes	$(1,739)	$17,040	$(702)	$14,599

Three months ended November 30, 2001

Sales to unaffiliated customers	$94,124	$144,024	$—	$238,148

Gross Profit	$12,852	$22,837	$—	$35,689

Operating income	$237	$9,516	$—	$9,753

Interest expense, net	—	—	(958)	(958)

Income before taxes	$237	$9,516	$(958)	$8,795

The majority of the Company’s sales for the quarter ended November 30, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

Percentage of
Sales for the
quarter ended
November 30,
Product Family	2002

Color and additive concentrates	35%

Polyolefins	26

Engineered compounds	26

Polyvinyl chloride (PVC)	6

Other	7

100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2002 and 2001

(9)	The effective tax rate of 42.8% for the three months ended November 30, 2002 and 40.8% for the three months ended November 30, 2001 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

(10)	On September 1, 2001 the Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test during the second quarter of fiscal 2002, which resulted in no impairment loss being recognized upon adoption. The Company also conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Accumulated amortization for intangibles was approximately $573,000 and $520,000 at November 30, 2002 and August 31, 2002, respectively. The amortization expense for intangibles was approximately $48,000 and $50,000 for the three months ended November 30, 2002 and 2001, respectively. The Company does not anticipate any significant changes in amortization expense for intangibles in future periods.

(11)	On September 1, 2002 the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

(12)	On September 1, 2002 the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

Item 2 — Management Discussion and Analysis

Results of Operations

Net sales for the fiscal 2003 first quarter were $266.9 million, an increase of 12.1% from the comparable period in 2002. A comparison of net sales by business segment is as follows:

Sales	(in thousands)

	2003	2002	Increase

Europe	$166,995	$144,024	$22,971
North America	99,871	94,124	5,747

	$266,866	$238,148	$28,718

The two largest markets served by the Company are the packaging and automotive markets. For the quarter ended November 30, 2002, approximately 41% of net sales were derived from the packaging market. Net sales to the automotive market accounted for approximately 22% of the total sales in the quarter ended November 30, 2002.

The majority of the Company’s sales for the fiscal year 2003 quarter can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

Percentage of Sales
For three months ended
Product Family	November 30, 2002

Color and Additive Concentrates	35%
Polyolefins	26
Engineered Compounds	26
Polyvinyl Chloride (PVC)	6
Other	7

100%

The translation effect of foreign currencies, primarily the strong Euro, increased sales by $12.6 million in 2003.

An analysis of the percentage increase in 2003 sales are as follows:

Increase

Tonnage	4.2%
Translation Effect	5.3
Price / Mix	2.6

Percentage Increase in Sales	12.1%

European tonnage increased 1.6% for 2003 due to continuing strong demand for film and packaging products and capacity increases in France and Germany. North America tonnage was up 9% for the quarter due to improved demand and an increase in the sale of commodity products.

A comparison of gross profit dollars and percentages by business segment for the 2003 and 2002 quarters are as follows:

	(in thousands)
			Increase / (Decrease)

	2003	2002	$	%
Gross Profit $
Europe	$30,404	$22,837	$7,567	33.1
North America	11,317	12,852	(1,535)	(11.9)

	$41,721	$35,689	$6,032	16.9
Gross Profit %
Europe	18.2	15.9
North America	11.3	13.7

	15.6	15.0

European margins and gross profits were up from the same period last year due to continuing strong demand for film and packaging products.

North American gross profit margins declined to 11.3% from 13.7% last year due to higher resin prices, continuing competitive pressures and weak demand for value-added engineered products.

A comparison of capacity utilization levels for the quarter is as follows:

	2003	2002

Europe	82%	89%
North America	81%	79%
Worldwide	81%	84%

European capacity utilization declined, primarily due to the addition of four new manufacturing lines in the second half of fiscal 2002. North American utilization was slightly higher than last year.

A comparison of operating income by business segment for the 2003 and 2002 quarters is as follows:

	(in thousands)
			Increase /
			(Decrease)
Operating income (loss) :	2003	2002	in Income

Europe	$17,040	$9,516	$7,524
North America	(1,739)	237	(1,976)
Interest expense, net	(702)	(958)	256

	$14,599	$8,795	$5,804

The operating income improvement in Europe was due to higher profit margins , an increase in tonnage compared to the 2002 quarter and the positive impact of the Euro. North American operating income declined due to lower margins, continuing competitive price pressure, and weak demand for value-added engineered products.

Selling, general and administrative expenses for the 2003 quarter were up 1.9% or $0.5 million compared to 2002, primarily due to the translation effect of the Euro.

Interest expense declined in the 2003 quarter, mainly due to lower interest rates and borrowings.

Foreign currency transaction gains were primarily due to changes in the value of currencies in major areas where the Company operates. The majority of the gain in the 2003 quarter relates to changes in the value of the U.S. dollar compared with the Mexican peso.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

The effective tax rate of 42.8% in fiscal year 2003 and 40.8% in fiscal year 2002 is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

The translation effect of foreign currencies increased net income by $0.9 million or $0.03 per share for the quarter ended November 30, 2002.

There was an improvement in fiscal 2003 first quarter earnings over the comparable period last year. Nevertheless, the economic environment continues to be difficult and extremely competitive. The Company’s second fiscal quarter is normally weaker than its first quarter due to the traditional holiday season in December. The Company has recently noted pressure on margins and other uncertainties that indicate some potential market softening, especially in North America. The Company’s European order levels remain quite good and the higher value of the Euro will continue to have a positive impact on earnings.

At this time, the Company expects that fiscal 2003 second quarter earnings should be in the range of $0.15 to $0.18 per share, compared with net income of $0.15 per share for last year’s second quarter.

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

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company monitors its slow-moving and obsolete inventory on a quarterly basis and makes adjustments as considered necessary. The proceeds from the sale or disposition of these inventories may differ from the net recorded amount.

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

Liquidity and Capital Resources

	(in millions)
	November 30, 2002	August 31, 2002	% Change

Cash and Cash Equivalents	48.2	64.0	(24.7)%
Working Capital	309.7	301.0	2.9
Long-Term Debt	78.9	81.0	(2.6)
Stockholders’ Equity	363.4	356.4	2.0

Cash provided from operations was $8.0 million compared with $29.5 million in the same quarter last year. The decrease was the result of a higher level of inventories and trade receivables to support higher sales levels.

As of November 30, 2002, the current ratio was 3.5 to 1 and working capital was $309.7 million. Accounts receivable and inventories increased $8.1 million and $3.6 million respectively. Accounts receivable and inventories were higher as of November 30, 2002, compared with August 31, 2002, primarily to support higher sales levels and because of the translation effect of foreign currencies which increased the combined balances by $1.9 million.

The Company’s cash and cash equivalents decreased $15.8 million, or 24.7% from August 31, 2002. The cash decreased primarily due to an increase of $14.2 million in short-term investments. Currently, the Company intends to use the short-term investments towards its plan to repatriate 22 million Euros as dividends during fiscal 2003. These funds will be used to reduce long-term debt and for other working capital requirements.

During the quarter ended November 30, 2002, the Company repatriated approximately $6.6 million as dividends from its foreign subsidiaries. The cash was used to repay long-term debt and for other working capital requirements. The Company reduced long-term debt by $2.1 million. Total long-term debt declined to $78.9 million as of November 30, 2002.

Capital expenditures for the quarter ended November 30, 2002 were $4.0 million. The largest amount of capital expenditures occurred in the United States, Indonesia, France, Belgium and Italy. The expenditures were for enhancements to existing equipment, additional warehousing in France and a new manufacturing line in Indonesia. The Company anticipates capital expenditures for fiscal 2003 will be approximately $25.0 million, depending on the progress of each project.

The ratio of long-term liabilities to capital was 25.4% at November 30, 2002 and 25.9% at August 31, 2002. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this decrease were increased earnings, foreign currency translation, issuance of common stock from the exercise of options and a decline of $2.1 million in borrowings under the revolving credit agreement.

The Company has a $130,000,000 revolving credit agreement which expires in October 2005. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

The Company has an outstanding private placement of $50,000,000 in Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of November 30, 2002, approximately $44 million of retained earnings was available for the payment of cash dividends. The Company’s latest review of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at November 30, 2002 is $1.0 million.

Aggregate maturities of long-term debt and capital lease obligations subsequent to November 30, 2002 are presented below:

		(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Long-term Debt	$78,303	$126	$28,177	$—	$50,000
Capital Lease Obligations	1,020	291	581	148	—

	$79,323	$417	$28,758	$148	$50,000

Operating lease information is provided in footnote 11 of the Company’s Annual Report. The only significant change to this information is the addition of an operating lease with aggregate future minimum rentals of approximately $1.0 million payable ratably over three years.

The Company’s outstanding commercial commitments at November 30, 2002 are not material to the Company’s financial position, liquidity or results of operations.

The Company has declared and paid a quarterly cash dividend of $.135 per share during the November 2002 quarter totaling $4.0 million. Cash flow from operations has been sufficient to fund the payment of these dividends.

During the quarter ended November 30, 2002, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2003 subject to market conditions. For the quarter ended November 30, 2002, 50,646 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $0.7 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the quarter ended November 30, 2002 increased this account by $1.8 million.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The provisions of SFAS 143 were adopted by the Company effective September 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB30”), for the disposal of a segment of a business. The provisions of SFAS 144 were adopted by the Company effective September 1, 2002. The adoption of

SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

Cautionary Statements

Statements in this report which are not historical facts are forward-looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These “forward-looking statements” are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to, the following:

•	Worldwide and regional economic, business and political conditions

•	Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso and Indonesian rupiah, etc.

•	Fluctuations in prices of plastic resins and other raw materials

•	Changes in customer demand and requirements

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

Item 4 – Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed in the Company’s reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II — Other Information

     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on December 5, 2002.

(b)	The following Class I Directors were elected at such annual meeting, each for a three-year term expiring in 2005:

Willard R. Holland Dr. Peggy Miller John B. Yasinsky

Continuing Class II Directors serving until the 2003 annual meeting of stockholders:

James S. Marlen Rene C. Rombouts Robert A. Stefanko

Continuing Class III Directors serving until the 2004 annual meeting of stockholders:

Terry L. Haines Dr. Paul Craig Roberts James A. Karman Joseph M. Gingo

(c)	The following matters were voted on at the annual meeting of stockholders:

(1)	Election of Class I Directors:

Director Name	Votes For	Abstentions

Willard R. Holland	22,669,345	2,666,078
Dr. Peggy Miller	21,973,687	3,361,736
John B. Yasinsky	23,159,728	2,175,695

(2)	Adoption of the A. Schulman, Inc. 2002 Equity Incentive Plan:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

13,882,628	5,664,143	2,419,445	3,369,207

(3)	Ratification of the selection of independent accountants for the fiscal year ending August 31, 2003:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

24,392,848	933,836	8,739	0

(4)	Stockholder proposal to cause the Company to hire a proxy advisory firm:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

638,544	21,221,778	105,896	3,369,205

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits None

(b)	Reports on Form 8-K

No Reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 14, 2003	A. Schulman, Inc.

(Registrant)

/s/ R.A. STEFANKO

R. A. Stefanko, Executive Vice President—Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Terry L. Haines, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. Schulman, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 14, 2003

/s/ Terry L. Haines

Terry L. Haines President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Robert A. Stefanko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. Schulman, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 14, 2003

/s/ R. A. Stefanko
Robert A. Stefanko Executive Vice President — Finance and Administration and Chief Financial Officer