Form 10-Q
period 2003-02-28
SCHULMAN A INC
filed 2003-04-11
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2003 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______to ______

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

     Yes    X    No

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes           No     X

Number of common shares outstanding as of March 31, 2003 – 29,475,893

PART I — FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months		For the six months
	ended February 28,		ended February 28,

	2003	2002	2003	2002

	Unaudited		Unaudited

Net sales	$268,185	$213,554	$535,051	$451,702
Interest and other income	521	467	1,107	1,015

	268,706	214,021	536,158	452,717

Costs and expenses:
Cost of sales	229,170	181,795	454,315	384,254
Selling, general and administrative expense	27,866	24,003	54,676	50,321
Interest expense	1,184	1,301	2,384	2,754
Foreign currency transaction (gain) loss	361	(474)	(157)	(988)
Minority interest	186	247	402	432

	258,767	206,872	511,620	436,773

Income before taxes	9,939	7,149	24,538	15,944

Provision for U.S. and foreign income taxes (Note 10)	5,266	2,692	11,521	6,277

Net income	4,673	4,457	13,017	9,667

Less: Preferred stock dividends	(14)	(14)	(27)	(27)

Net income applicable to common stock	$4,659	$4,443	$12,990	$9,640

Weighted-average number of shares outstanding (Note 6):
Basic	29,474	29,223	29,469	29,218
Diluted	29,827	29,553	29,894	29,383

Earnings per share (Note 6):
Basic	$0.16	$0.15	$0.44	$0.33

Diluted	$0.15	$0.15	$0.43	$0.33

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	February 28,	August 31,
	2003	2002

Assets	Unaudited

Current assets:
Cash and cash equivalents (Note 4)	$63,203	$63,984
Accounts receivable, less allowance for doubtful accounts of $8,043 at February 28, 2003 and $6,912 at August 31, 2002	194,509	172,327
Inventories, average cost or market, whichever is lower	196,737	169,719
Prepaids, including tax effect of temporary differences	16,925	13,257

Total current assets	471,374	419,287

Other assets:
Deferred charges, etc., including tax effect of temporary differences	10,005	8,826
Goodwill (Note 11)	6,771	6,558
Intangible assets (Note 11)	490	545

	17,266	15,929

Property, plant and equipment, at cost:
Land and improvements	12,235	11,408
Buildings and leasehold improvements	111,799	103,536
Machinery and equipment	266,881	254,431
Furniture and fixtures	28,349	26,811
Construction in progress	6,767	6,625

	426,031	402,811

Accumulated depreciation and investment grants of $992 at February 28, 2003 and $937 at August 31, 2002	246,860	225,695

	179,171	177,116

	$667,811	$612,332

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	February 28,	August 31,
	2003	2002

Liabilities and Stockholders' Equity	Unaudited

Current liabilities:
Current portion of long-term debt	$453	$413
Accounts payable	78,244	71,107
U.S. and foreign income taxes payable	8,263	6,751
Accrued payrolls, taxes and related benefits	21,519	22,688
Other accrued liabilities	22,948	17,373

Total current liabilities	131,427	118,332

Long-term debt	91,985	81,038
Other long-term liabilities	48,120	43,471
Deferred income taxes	8,444	6,957
Minority interest	5,574	6,173

Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at February 28, 2003 and August 31, 2002	1,057	1,057
Special stock 1,000,000 shares authorized none outstanding	—	—
Common stock, $1 par value Authorized - 75,000,000 shares Issued - 38,686,988 shares at February 28, 2003 and 38,629,967 at August 31, 2002	38,687	38,630
Other capital	54,725	51,974
Accumulated other comprehensive income	(12,029)	(31,230)
Retained earnings	467,214	462,270
Treasury stock, at cost, 9,211,095 shares at February 28, 2003 and August 31, 2002	(164,231)	(164,231)
Unearned stock grant compensation	(3,162)	(2,109)

Common stockholders’ equity	381,204	355,304

Total stockholders’ equity	382,261	356,361

	$667,811	$612,332

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the six months ended February 28,

	2003	2002

	Unaudited

Provided from (used in) operating activities:
Net income	$13,017	$9,667
Items not requiring the current use of cash:
Depreciation	12,499	11,206
Non-current deferred taxes	803	2,268
Foreign pension and other deferred compensation	2,297	1,680
Postretirement benefit obligation	502	996
Minority interest in net income of subsidiaries	402	432
Changes in working capital:
Accounts receivable	(14,011)	(4,663)
Inventories	(18,586)	10,201
Prepaids	(399)	(3,226)
Accounts payable	4,087	10,012
Income taxes	(2,846)	(2,500)
Accrued payrolls and other accrued liabilities	1,481	1,250
Changes in other assets and other long-term liabilities	1,971	2,161

Net cash provided from operating activities	1,217	39,484

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(8,880)	(14,935)
Disposals of property, plant and equipment	222	241

Net cash used in investing activities	(8,658)	(14,694)

Provided from (used in) financing activities:
Cash dividends paid	(8,072)	(7,990)
Notes payable	—	(309)
Increase in long-term debt	10,853	—
Reduction in long-term debt	—	(5,228)
Cash distributions to minority shareholders	(1,000)	(525)
Exercise of stock options	789	246

Net cash provided from (used in) financing activities	2,570	(13,806)

Effect of exchange rate changes on cash	4,090	(5,801)

Net increase (decrease) in cash and cash equivalents	(781)	5,183
Cash and cash equivalents at beginning of period	63,984	52,586

Cash and cash equivalents at end of period	$63,203	$57,769

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2003 and 2002

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

(2)	The results of operations for the six months ended February 28, 2003 are not necessarily indicative of the results expected for the year ended August 31, 2003.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $44,231,000 at February 28, 2003 and $35,824,000 at August 31, 2002.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2003 and 2002

(5)	A summary of the stockholders’ equity section for the six months ended February 28, 2003 and 2002 is as follows:

(In thousands)
(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity

Balance at September 1, 2002	$1,057	$38,630	$51,974	$(31,230)	$462,270	$(164,231)	$(2,109)	$356,361
Comprehensive income
Net income	—	—	—	—	13,017	—	—
Foreign currency translation gain	—	—	—	19,201	—	—	—
Total comprehensive income								32,218
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—	(27)	—	—	(27)
Common, $.27 per share	—	—	—	—	(8,046)	—	—	(8,046)
Stock options exercised	—	57	732	—	—	—	—	789
Grant of restricted stock	—	—	1,585	—	—	—	(1,585)	—
Non-cash stock based compensation	—	—	434	—	—	—	—	434
Amortization of restricted stock	—	—	—	—	—	—	532	532

Balance at February 28, 2003	$1,057	$38,687	$54,725	$(12,029)	$467,214	$(164,231)	$(3,162)	$382,261

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2003 and 2002

(In thousands)
(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity

Balance at September 1, 2001	$1,057	$38,424	$48,504	$(44,945)	$446,142	$(164,231)	$(2,872)	$322,079
Comprehensive income
Net income	—	—	—	—	9,667	—	—
Foreign currency translation loss	—	—	—	(10,225)	—	—	—
Total comprehensive income								(558)
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—	(27)	—	—	(27)
Common, $.27 per share	—	—	—	—	(7,963)	—	—	(7,963)
Stock options exercised	—	20	226	—	—	—	—	246
Grant of restricted stock	—	—	100	—	—	—	(100)	—
Amortization of restricted stock	—	—	—	—	—	—	429	429

Balance at February 28, 2002	$1,057	$38,444	$48,830	$(55,170)	$447,819	$(164,231)	$(2,543)	$314,206

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2003 and 2002

(6)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the company.

During the six months ended February 28, 2003, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. The Company may repurchase additional common stock in fiscal year 2003 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income is as follows:

	(In thousands)

	February 28,	August 31,
	2003	2002

Foreign currency translation	$11,827	$31,028
Minimum pension liability adjustment	202	202

	$12,029	$31,230

(8)	A summary of the other comprehensive income section for the three months ended February 28, 2003 and February 28, 2002 and six months ended February 28, 2003 and February 28, 2002 is as follows:

	For the three months ended		For the six months ended

(In thousands)	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

	Unaudited		Unaudited

Net income	$4,673	$4,457	$13,017	$9,667

Other comprehensive income:
Foreign currency translation adjustment	17,426	(6,397)	19,201	(10,225)

Comprehensive income	$22,099	$(1,940)	$32,218	$(558)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2003 and 2002

(9)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below:

(In thousands)
(Unaudited)

	North		Interest
	America	Europe	Expense, net	Consolidated

Three months ended February 28, 2003
Sales to unaffiliated customers	$94,502	$173,683	$—	$268,185

Gross Profit	$8,389	$30,626	$—	$39,015

Operating income (loss)	$(5,599)	$16,294	$—	$10,695
Interest expense, net	$—	$—	$(756)	$(756)

Income (loss) before taxes	$(5,599)	$16,294	$(756)	$9,939

Three months ended February 28, 2002
Sales to unaffiliated customers	$85,996	$127,558	$—	$213,554

Gross Profit	$11,010	$20,749	$—	$31,759

Operating income (loss)	$(1,081)	$9,135	$—	$8,054
Interest expense, net	$—	$—	$(905)	$(905)

Income (loss) before taxes	$(1,081)	$9,135	$(905)	$7,149

Six months ended February 28, 2003
Sales to unaffiliated customers	$194,373	$340,678	$—	$535,051

Gross Profit	$19,706	$61,030	$—	$80,736

Operating income (loss)	$(7,338)	$33,334	$—	25,996
Interest expense, net	$—	$—	$(1,458)	$(1,458)

Income (loss) before taxes	$(7,338)	$33,334	$(1,458)	$24,538

Six months ended February 28, 2002
Sales to unaffiliated customers	$180,120	$271,582	$—	$451,702

Gross Profit	$23,862	$43,586	$—	$67,448

Operating income (loss)	$(844)	$18,651	$—	$17,807
Interest expense, net	$—	$—	$(1,863)	$(1,863)

Income (loss) before taxes	$(844)	$18,651	$(1,863)	$15,944

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2003 and 2002

The majority of the Company’s sales for the six months ended February 28, 2003 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

Percentage of sales
for the
six months ended
Product Family	February 28, 2003

Color and additive concentrates	36%
Polyolefins	27
Engineered compounds	25
Polyvinyl chloride (PVC)	5
Other	7

100%

(10)	The effective tax rate of 53.0% and 47.0% for the three and six months ended February 28, 2003, respectively, and 37.7% and 39.4% for the three and six months ended February 28, 2002, respectively, is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

(11)	Accumulated amortization for intangible assets was approximately $662,000 and $520,000 at February 28, 2003 and August 31, 2002, respectively. The amortization expense for intangible assets was approximately $51,000 and $99,000 for the three and six months ended February 28, 2003, and $70,000 and $141,000 for the three and six months ended February 28, 2002, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(12)	On September 1, 2002 the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

(13)	On September 1, 2002 the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

(14)	In April 2003, the Company decided to discontinue manufacturing at its Dispersions plant in Orange, Texas. The shutdown is expected to be completed by the end of the 2003 fiscal year. The Company is presently finalizing the cost of this action and anticipates total charges of approximately $6 to $8 million during the third and fourth quarters. The plant closing will generate approximately $5.0 million in annual savings beginning in fiscal 2004. The plant has an annual production capacity of approximately 60 million pounds, or 12% of North American capacity. This plant serves primarily the U.S. auto market.

The decision to close this plant was made after the Company determined there is sufficient capacity at other facilities. The closing will help align the Company’s North American production capacity and cost structure with the market realities. The Company is committed to balancing capacity with the demands of the marketplace.

(15)	The Company has a non-qualified stock based compensation plan. Under this plan, options to purchase the Company’s common stock are granted to certain employees. Expense related to this plan was approximately $434,000 for the three and six months ended February 28, 2003.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

A comparison of consolidated net sales by business segment for the three and six months ended February 28, 2003 and 2002 is as follows:

(in thousands)
	Three months ended February 28,				Six months ended February 28,

Sales	2003	2002	Increase	%	2003	2002	Increase	%

Europe	$173,683	$127,558	$46,125	36.2	$340,678	$271,582	$69,096	25.4
North America	94,502	85,996	8,506	9.9	194,373	180,120	14,253	7.9

	$268,185	$213,554	$54,631	25.6	$535,051	$451,702	$83,349	18.5

The two largest markets served by the Company are the packaging and automotive markets. For the six months ended February 28, 2003, approximately 40% of consolidated net sales were derived from the packaging market and 28% were to the automotive market.

The majority of the Company’s sales can be classified into four primary product families. The approximate percentage of consolidated net sales for these product families for the six months ended February 28, 2003 is presented below:

Percent of Sales
Six months ended
Product Family	February 28, 2003

Color and Additive Concentrates	36%
Polyolefins	27
Engineered Compounds	25
Polyvinyl Chloride	5
Other	7

100%

The translation effect of foreign currencies, primarily the strong Euro, increased sales by $26.5 million for the quarter and $39.1 million for the six months ended February 28, 2003.

The reason for the change in sales for the quarter and the six-month period ended February 28, 2003 are as follows:

	Increase

	Quarter	Six months

Tonnage	10.1%	7.1%
Translation effect	12.4	8.7
Price/Mix	3.1	2.7

	25.6%	18.5%

Over 50% of the tonnage increase was due to the sale of commodity products.

Tonnage increased in Europe by 9.3% for the quarter and 5.4% for the six month period. In North America, tonnage was up 11.6% for the quarter and 10.3% for the six month period.

A comparison of the gross profit dollars and percentages by business segment for the 2003 and 2002 quarters are as follows:

	(in thousands)
	Three months ended February 28,

			Increase (Decrease)

Gross profit $	2003	2002	$	%

Europe	$30,626	$20,749	$9,877	47.6%
North America	8,389	11,010	(2,621)	(23.8)

	$39,015	$31,759	$7,256	22.9%

Gross profit %	2003	2002

Europe	17.6%	16.3%
North America	8.9	12.8

	14.5%	14.9%

	Six months ended February 28,

			Increase (Decrease)

Gross profit $	2003	2002	$	%

Europe	$61,030	$43,586	$17,444	40.0%
North America	19,706	23,862	(4,156)	(17.4)

	$80,736	$67,448	$13,288	19.7%

Gross profit %	2003	2002

Europe	17.9%	16.0%
North America	10.1	13.2

	15.1%	14.9%

European gross profit margins for the three and six months ended February 28, 2003 were higher than last year’s comparable periods due to an increase in margins generated from manufactured products and the effects of currency translation. North American gross profit margins declined for the three and six months ended February 28, 2003 from the prior year. This margin erosion in North America was caused by a significant increase in resin prices due to higher costs of oil and natural gas and approximately $1.0 million of expenses associated with a cost improvement program in the United States.

A comparison of capacity utilization levels for the quarter and six months is as follows:

	Three months ended		Six months ended
	February 28,		February 28,

	2003	2002	2003	2002

Europe	79%	89%	82%	88%
North America	76%	75%	78%	77%
Worldwide	78%	82%	81%	83%

European capacity utilization declined, primarily due to the addition of four new manufacturing lines in the second half of fiscal 2002.

Selling, general and administrative costs for the three months ended February 28, 2003 were up $3.9 million or 16.1% compared with the same quarter last year. The translation effect of foreign currencies, primarily the Euro, increased expenses by $2.2 million for the 2003 quarter. In addition, North American expenses were higher due to increases in compensation and insurance costs.

Interest expense decreased in 2003, mainly due to lower average borrowings during the six months ended February 28, 2003.

Foreign currency transaction losses were due to changes in the value of currencies in major areas where the Company operates. The majority of the loss for the three months ended February 28, 2003 relates primarily to changes in the value of the U.S. dollar compared with the Canadian dollar and the Euro.

For the six months ended February 28, 2003, the foreign currency transaction gain declined due to changes in the value of the Canadian dollar, Mexican peso and the Euro.

A comparison of operating income by business segment for the three and six months ended February 28, 2003 and 2002 is as follows:

	(in thousands)
	Three months ended February 28,			Six months ended February 28,

			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Operating income (loss):
Europe	$16,294	$9,135	$7,159	$33,334	$18,651	$14,683
North America	(5,599)	(1,081)	(4,518)	(7,338)	(844)	(6,494)
Interest expense, net	(756)	(905)	149	(1,458)	(1,863)	405

	$9,939	$7,149	$2,790	$24,538	$15,944	$8,594

Operating income for the quarter was up $2.8 million, primarily due to a $7.2 million increase from the European segment. The major factors for the increase in European operating income were higher tonnage, an increase in gross profit margins and the positive translation effect from the strength of the euro.

The North American operating loss increased $4.5 million from the same quarter last year mainly due to a large decline in gross profit margins. Gross profit margins declined due to an increase in resin prices from the higher cost of oil and natural gas and $1.0 million of expenses relating to a profit improvement program. In addition, there was an increase in sales of commodity products, which traditionally have lower margins than manufactured products.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

The effective tax rate of 53.0% and 47.0% for the three and six months ended February 28, 2003, respectively, and 37.7% and 39.4% for the three and six months ended February 28, 2002, respectively, is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

The translation effect of foreign currencies, primarily the Euro, increased net income in 2003 by $1.7 million or $.06 per share for the quarter and $2.6 million or $.09 per share for the six months ended February 28, 2003.

In January 2003, the Company initiated a profit improvement program for North America. This program is focused on the United States operations and has been designed to improve cost efficiencies and profitability. The key elements of this 26-week program are to reduce manufacturing and delivery costs, enhance response and delivery through reductions in lead times to customers, and reduce North America inventories by 15% or $10 million. The program should generate annual operating savings of $6.0 to $7.0 million starting in the 2004 fiscal year. Most of the implementation costs will be incurred during the second and third quarters of our 2003 fiscal year. Our fiscal 2003 second quarter included pretax charges of $956,000 relating to these implementation costs.

In early March 2003, as an initial step in this profit improvement program, the Company reduced approximately 18% of the administrative and support positions at the Bellevue, Ohio manufacturing facility. This action is expected to reduce annual operating costs by approximately $0.6 million.

The program is nearing the halfway point and there are a number of additional initiatives in process. The Company anticipates completion and implementation of these initiatives will enable the organization to achieve its objectives and provide meaningful benefits to North American operations.

In addition, the Company decided in April 2003 to discontinue manufacturing at its Dispersion plant in Orange, Texas. The shutdown is expected to be completed by the end of the 2003 fiscal year. The Company is presently finalizing the cost of this action and anticipates total charges of approximately $6 to $8 million during the third and fourth quarters. The plant closing should generate approximately $5 million in annual savings beginning in fiscal 2004. The plant has an annual production capacity of approximately 60 million pounds, or 12% of our North American capacity. This plant serves primarily the U.S. auto market.

The decision to close this plant was made after the Company determined there is sufficient capacity at other facilities. The closing will help align the Company’s North American production capacity with market realities. The Company is committed to balancing capacity with the demands of the marketplace.

The economic environment in Europe has been less than favorable, but the Company has a solid level of orders throughout European operations. Gross profit margins are good even though there have recently been sharp increases in resin prices.

The United States economy continues to soften due to a number of factors, including the Iraq conflict. Consumer confidence is declining and auto sales, an important market for the Company, have weakened. Resin pricing has been rising although the Company has recently noted some leveling in the amount of increases.

The Company is operating in a difficult environment. Therefore, the Company anticipates that fiscal 2003 third quarter net income will be approximately $.06 to $.13 per share, including an estimated charge of $6.0 to $8.0 million for the discontinuance of manufacturing at the Dispersions plant in Orange, Texas. The total amount of the charge, as well as the amount to be incurred in the third quarter, has not yet been finalized. Last year’s third quarter net income of $.39 per diluted share included a $.04 per share benefit from a tax law change.

Despite the current economic and political uncertainties, the Company has a strong financial position, which enables it to take appropriate actions for the benefit of the Company and its stockholders.

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

Liquidity and Capital Resources

	(in millions)
	February 28,	August 31,
	2003	2002	% Change

Cash and Cash Equivalents	$63.2	$64.0	(1.3)%
Working Capital	340.0	301.0	13.0
Long-Term Debt	92.0	81.0	13.6
Stockholders’ Equity	382.3	356.4	7.3

Net cash provided from operations was $1.2 million compared with $39.5 million in the same six-month period last year. The decrease was primarily due to an increase in inventories and trade receivables required to support higher sales levels.

As of February 28, 2003, the current ratio was 3.6 to 1 and working capital was $340.0 million. Accounts receivable and inventories increased from August 31, 2002 to February 28, 2003 by $22.2 million and $27.0 million, respectively. Accounts receivable and inventories were higher as of February 28, 2003, compared with August 31, 2002, primarily because of the translation effect of foreign currencies, which increased the combined balances by $17.6 million. The inventory also increased because of higher resin prices.

The Company’s cash and cash equivalents decreased $0.8 million, or 1.3% from August 31, 2002. Currently, the Company intends to use cash in its foreign operations to repatriate approximately $45 million during the second half of fiscal 2003. These funds will be used to reduce long-term debt and for other working capital requirements.

During the six months ended February 28, 2003, the Company repatriated approximately $6.6 million as dividends from its foreign subsidiaries. The cash was used to repay long-term debt and for other working capital requirements.

The Company increased total long-term debt by $10.9 million during the six months ended February 28, 2003. The proceeds were used in the North American operations. Total long-term debt was $92.0 million as of February 28, 2003.

In March 2003, the Company repatriated approximately $25.0 million from its foreign subsidiaries and utilized the majority of these funds to repay existing long-term debt.

Capital expenditures for the six months ended February 28, 2003 were $8.9 million compared with $14.9 million last year. The largest amounts of capital expenditures occurred in the United States, Indonesia, France, Belgium and Italy. The expenditures were for enhancements to existing equipment, additional warehousing in France and a new manufacturing line in Indonesia. The Company anticipates capital expenditures for fiscal 2003 will be approximately $25.0 million, depending on the progress of each project.

The ratio of long-term liabilities to capital was 26.9% at February 28, 2003 and 25.9% at August 31, 2002. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this increase were lower earnings in North America, foreign currency translation, and net additional borrowings of $11.0 million under the revolving credit agreement.

The Company has a $130,000,000 revolving credit agreement which expires in October 2005. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

The Company has an outstanding private placement of $50,000,000 in Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of February 28, 2003, approximately $43.0 million of retained earnings was available for the payment of cash dividends. The Company’s latest review of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at February 28, 2003 is $1.1 million.

Aggregate maturities of long-term debt and capital lease obligations subsequent to February 28, 2003 are presented below:

	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Long-term debt	$91,329	$137	$41,192	$—	$50,000
Capital lease obligations	1,109	316	632	161	—

	$92,438	$453	$41,824	$161	$50,000

Operating lease information is provided in footnote 11 of the Company’s Annual Report. The only significant change to this information is the addition of an operating lease with aggregate future minimum rentals of approximately $1.0 million payable ratably over three years.

The Company’s outstanding commercial commitments at February 28, 2003 are not material to the Company’s financial position, liquidity or results of operations.

During the six months ended February 28, 2003, the Company has paid two quarterly cash dividends aggregating $.27 per share. The total amount of these dividends was $8.0 million. Cash flow has been sufficient to fund the payment of these dividends.

During the six months ended February 28, 2003, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. The Company may repurchase additional common stock in fiscal year 2003 subject to market conditions. For the six months ended February 28, 2003, 57,021 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $0.8 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the

“accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the six months ended February 28, 2003 increased this account by $19.2 million.

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

Item 4 — Controls and Procedures

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

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit
	Number	Exhibit

	99.1	CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11, 2003	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Terry L. Haines, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. Schulman, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 11, 2003

/s/ Terry L. Haines Terry L. Haines President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Robert A. Stefanko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. Schulman, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Robert A. Stefanko Robert A. Stefanko Executive Vice President - Finance and Administration and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.1	Certifications pursuant to 18 U.S.C. 1350