Form 10-Q
period 2003-05-31
SCHULMAN A INC
filed 2003-07-11
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2003 or

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

     Yes    [X]   No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes    [X]   No    [  ]

Number of common shares outstanding as of June 30, 2003 - 29,514,947

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months		For the nine months
	ended May 31,		ended May 31,

	2003	2002	2003	2002

	Unaudited		Unaudited

Net sales	$298,402	$259,617	$833,453	$711,319
Interest and other income	419	580	1,526	1,595

	298,821	260,197	834,979	712,914

Cost and expenses:
Cost of sales	253,542	211,745	707,857	595,999
Selling, general and administrative expense	29,038	27,310	83,714	77,631
Interest expense	1,149	1,399	3,533	4,153
Foreign currency transaction loss	2,189	1,737	2,032	749
Restructuring expense (Note 14)	4,093	—	4,093	—
Minority interest	204	469	606	901

	290,215	242,660	801,835	679,433

Income before taxes	8,606	17,537	33,144	33,481
Provision for U.S. and foreign income taxes (Note 10)	6,226	5,833	17,747	12,110

Net income	2,380	11,704	15,397	21,371
Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$2,367	$11,691	$15,357	$21,331

Weighted-average number of shares outstanding (Note 6):
Basic	29,496	29,340	29,478	29,259
Diluted	29,737	29,924	29,842	29,563
Earnings per share (Note 6):
Basic	$0.08	$0.40	$0.52	$0.73

Diluted	$0.08	$0.39	$0.51	$0.72

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	May 31,	August 31,
	2003	2002

Assets	Unaudited

Current assets:
Cash and cash equivalents (Note 4)	$42,273	$63,984
Accounts receivable, less allowance for doubtful accounts of $8,783 at May 31, 2003 and $6,912 at August 31, 2002	209,130	172,327
Inventories, average cost or market, whichever is lower	217,750	169,719
Prepaids, including tax effect of temporary differences	18,727	13,257

Total current assets	487,880	419,287
Other assets:
Deferred charges, etc., including tax effect of temporary differences	11,170	8,826
Goodwill (Note 11)	6,984	6,558
Intangible assets (Note 11)	476	545

	18,630	15,929
Property, plant and equipment, at cost:
Land and improvements	12,533	11,408
Buildings and leasehold improvements	117,554	103,536
Machinery and equipment	277,007	254,431
Furniture and fixtures	31,041	26,811
Construction in progress	6,756	6,625

	444,891	402,811
Accumulated depreciation and investment grants of $1,060 at May 31, 2003 and $937 at August 31, 2002	261,364	225,695

	183,527	177,116

	$690,037	$612,332

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	May 31,	August 31,
	2003	2002

Liabilities and Stockholders’ Equity	Unaudited

Current liabilities:
Current portion of long-term debt	$494	$413
Accounts payable	77,597	71,107
U.S. and foreign income taxes payable	11,434	6,751
Accrued payrolls, taxes and related benefits	24,026	22,688
Other accrued liabilities	24,605	17,373

Total current liabilities	138,156	118,332
Long-term debt	76,838	81,038
Other long-term liabilities	51,960	43,471
Deferred income taxes	9,185	6,957
Minority interest	5,179	6,173
Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at May 31, 2003 and August 31, 2002	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value Authorized - 75,000,000 shares Issued - 38,717,092 shares at May 31, 2003 and 38,629,967 at August 31, 2002	38,717	38,630
Other capital	55,525	51,974
Accumulated other comprehensive income (Note 7)	14,940	(31,230)
Retained earnings	465,550	462,270
Treasury stock, at cost, 9,211,095 shares at May 31, 2003 and August 31, 2002	(164,231)	(164,231)
Unearned stock grant compensation	(2,839)	(2,109)

Common stockholders’ equity	407,662	355,304

Total stockholders’ equity	408,719	356,361

	$690,037	$612,332

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the nine months
	ended May 31,

	2003	2002

	Unaudited

Provided from (used in) operating activities:
Net income	$15,397	$21,371
Items not requiring the current use of cash:
Depreciation	19,062	16,911
Non-current deferred taxes	(235)	(667)
Foreign pension and other deferred compensation	3,839	2,423
Postretirement benefit obligation	597	1,357
Minority interest in net income of subsidiaries	606	901
Restructuring charge	3,448	—
Changes in working capital:
Accounts receivable	(16,928)	(9,536)
Inventories	(27,223)	4,772
Prepaids	(315)	(1,520)
Accounts payable	(560)	11,355
Income taxes	(112)	351
Accrued payrolls and other accrued liabilities	2,920	6,231
Changes in other assets and other long-term liabilities	1,341	2,374

Net cash provided from operating activities	1,837	56,323

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(13,598)	(21,810)
Disposals of property, plant and equipment	200	280

Net cash used in investing activities	(13,398)	(21,530)

Provided from (used in) financing activities:
Cash dividends paid	(12,117)	(12,006)
Notes payable	—	(314)
Reduction in long-term debt	(4,362)	(1,261)
Cash distributions to minority shareholders	(1,600)	(675)
Investment grants from foreign countries	—	46
Exercise of stock options	1,167	3,247

Net cash used in financing activities	(16,912)	(10,963)

Effect of exchange rate changes on cash	6,762	1,580

Net increase (decrease) in cash and cash equivalents	(21,711)	25,410
Cash and cash equivalents at beginning of period	63,984	52,586

Cash and cash equivalents at end of period	$42,273	$77,996

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

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

The accounting policies for the periods presented are the same as described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The intrinsic value method is used to measure compensation cost for stock-based compensation plans. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount the employee would pay to acquire the shares.

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

		(In thousands, except per share data)

		For the three months		For the nine months
		ended May 31,		ended May 31,
		2003	2002	2003	2002

Net income applicable to common stock, as reported		$2,367	$11,691	$15,357	$21,331
Add: Stock-based employee compensation included in reported net income, net of tax		775	150	1,741	410
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax		(598)	(286)	(1,794)	(780)

Net income applicable to common stock, as adjusted		$2,544	$11,555	$15,304	$20,961

Earnings per share:
Basic	- as reported	$0.08	$0.40	$0.52	$0.73
	- as adjusted	$0.09	$0.40	$0.52	$0.72
Diluted	- as reported	$0.08	$0.39	$0.51	$0.72
	- as adjusted	$0.08	$0.39	$0.51	$0.71

(2)	The results of operations for the nine months ended May 31, 2003 are not necessarily indicative of the results expected for the year ended August 31, 2003.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $13,920,000 at May 31, 2003 and $35,824,000 at August 31, 2002.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(5)	A summary of the stockholders’ equity section for the nine months ended May 31, 2003 and 2002 is as follows:

(In thousands)

(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity

Balance at September 1, 2002	$1,057	$38,630	$51,974	$(31,230)	$462,270	$(164,231)	$(2,109)	$356,361
Comprehensive income
Net income	—	—	—	—	15,397	—	—
Foreign currency translation gain	—	—	—	46,170	—	—	—
Total comprehensive income								61,567
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.405 per share	—	—	—	—	(12,077)	—	—	(12,077)
Stock options exercised	—	87	1,080	—	—	—	—	1,167
Grant of restricted stock	—	—	1,585	—	—	—	(1,585)	—
Non-cash stock based compensation	—	—	886	—	—	—	—	886
Amortization of restricted stock	—	—	—	—	—	—	855	855

Balance at May 31, 2003	$1,057	$38,717	$55,525	$14,940	$465,550	$(164,231)	$(2,839)	$408,719

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(In thousands)

(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity

Balance at September 1, 2001	$1,057	$38,424	$48,504	$(44,945)	$446,142	$(164,231)	$(2,872)	$322,079
Comprehensive income
Net income	—	—	—	—	21,371	—	—
Foreign currency translation gain	—	—	—	3,981	—	—	—
Total Comprehensive income								25,352
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.405 per share	—	—	—	—	(11,966)	—	—	(11,966)
Stock options exercised	—	187	3,060	—	—	—	—	3,247
Grant of restricted stock	—	—	100	—	—	—	(100)	—
Amortization of restricted stock	—	—	—	—	—	—	643	643

Balance at May 31, 2002	$1,057	$38,611	$51,664	$(40,964)	$455,507	$(164,231)	$(2,329)	$339,315

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(6)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

During the nine months ended May 31, 2003, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. Although the Company has no plans to repurchase common stock at present, it may repurchase additional common stock in fiscal year 2003 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income is as follows:

	(In thousands)

	May 31,	August 31,
	2003	2002

Foreign currency translation	$15,142	$(31,028)
Minimum pension liability adjustment	(202)	(202)

	$14,940	$(31,230)

(8)	A summary of the other comprehensive income section for the three and nine months ended May 31, 2003 and May 31, 2002 is as follows:

	For the three months ended		For the nine months ended

	May 31,	May 31,	May 31,	May 31,
(In thousands)	2003	2002	2003	2002

	Unaudited		Unaudited

Net income	$2,380	$11,704	$15,397	$21,371
Other comprehensive income:
Foreign currency translation adjustment	26,969	14,206	46,170	3,981

Comprehensive income	$29,349	$25,910	$61,567	$25,352

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(9)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income before tax is presented below:

- 11 -

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(In thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated

Three months ended May 31, 2003
Sales to unaffiliated customers	$104,662	$193,740	$—	$298,402

Gross profit	$10,236	$34,624	$—	$44,860

Operating income (loss)	$(5,746)	$19,271	$—	$13,525
Interest expense, net	$—	$—	$(826)	$(826)
Restructuring expense (Note 14)	$—	$—	$(4,093)	$(4,093)

Income (loss) before taxes	$(5,746)	$19,271	$(4,919)	$8,606

Three months ended May 31, 2002
Sales to unaffiliated customers	$106,752	$152,865	$—	$259,617

Gross profit	$17,032	$30,840	$—	$47,872

Operating income	$1,229	$17,210	$—	$18,439
Interest expense, net	$—	$—	$(902)	$(902)

Income before taxes	$1,229	$17,210	$(902)	$17,537

Nine months ended May 31, 2003
Sales to unaffiliated customers	$299,035	$534,418	$—	$833,453

Gross profit	$29,942	$95,654	$—	$125,596

Operating income (loss)	$(13,084)	$52,605	$—	$39,521
Interest expense, net	$—	$—	$(2,284)	$(2,284)
Restructuring expense (Note 14)	$—	$—	$(4,093)	$(4,093)

Income (loss) before taxes	$(13,084)	$52,605	$(6,377)	$33,144

Nine months ended May 31, 2002
Sales to unaffiliated customers	$286,872	$424,447	$—	$711,319

Gross profit	$40,893	$74,427	$—	$115,320

Operating income	$385	$35,861	$—	$36,246
Interest expense, net	$—	$—	$(2,765)	$(2,765)

Income before taxes	$385	$35,861	$(2,765)	$33,481

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

The majority of the Company’s sales for the three and nine months ended May 31, 2003 and May 31, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

	Percentage of sales		Percentage of sales
	for the three months		for the nine months
	ended May 31,		ended May 31,

Product Family	2003	2002	2003	2002

Color and additive concentrates	36%	37%	36%	38%
Polyolefins	28	21	27	24
Engineered compounds	25	28	25	23
Polyvinyl chloride (PVC)	5	7	5	7
Other	6	7	7	8

	100%	100%	100%	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(10)	The effective tax rate of 72.3% and 53.5% for the three and nine months ended May 31, 2003, respectively, varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. Included in North America is a $4.1 million charge for restructuring in the United States. Due to improved profitability in Mexico, the Company recognized a $1.2 million tax benefit during the May 2003 quarter from the reversal of a valuation allowance on deferred tax assets.

The effective tax rate of 33.3% for the three months ended May 31, 2002 is less than the statutory rate of 35% primarily because of the lower effective tax rates in the foreign operations. During the quarter the Company recognized a $1.3 million tax benefit from the carry back of a United States net operating loss arising in the fiscal year ended August 31, 2001 because of a change in the tax laws. During the May 2002 quarter, management decided it would repatriate approximately $25 million from its foreign subsidiaries. Accordingly, the Company recorded withholding tax expense of $1.2 million in May 2002. The effective tax rate for the nine months ended May 31, 2002 of 36.2% varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

(11)	Accumulated amortization for intangible assets was approximately $740,000 and $520,000 at May 31, 2003 and August 31, 2002, respectively. The amortization expense for intangible assets was approximately $54,000 and $153,000 for the three and nine months ended May 31, 2003, and $89,000 and $230,000 for the three and nine months ended May 31, 2002, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(12)	On September 1, 2002 the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to all long-lived assets, including discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

(13)	On September 1, 2002 the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses the recognition and remeasurement of obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2003 and 2002

(14)	During the May 2003 quarter, the Company implemented a restructuring program in the U.S. portion of its North American operations. The purpose of the program is to improve cost efficiencies and profitability. In addition the restructuring will include the termination of manufacturing at the Company’s plant in Orange, Texas by August 31, 2003. The Company plans to complete its restructuring activities by August 31, 2003.

As a result, the Company recorded a pre-tax restructuring charge of $4,093,000 in the quarter ended May 31, 2003 in the North American segment. The total fiscal 2003 restructuring charges for North America will be approximately $8.0 million. The charge is summarized below:

	Employee
	related	Other
(in thousands)	Costs	Costs	Total

Original charge	$589	$3,504	$4,093
Incurred	(129)	(3,504)	(3,633)

Accrual balance May 31, 2003	$460	$—	$460

The employee related costs included severance payments and medical insurance for 33 salaried employees at manufacturing facilities in Texas and Ohio. The other costs include a $1,300,000 write-down of the Texas manufacturing facility based on fair value of the property, a $1,400,000 write-off of manufacturing equipment and other assets disposed of during the quarter, accelerated depreciation of equipment due to a change in estimate, and other exit costs.

The change in estimate represents the reduced life on equipment at the Texas manufacturing facility totaling $800,000 or $0.03 per share in the May 2003 quarter. The remainder of the accelerated depreciation will be recorded in the fourth quarter of 2003.

At May 31, 2003 the Company has remaining reserves of $460,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next twelve months.

(15)	In the May 2003 quarter, the Company recorded termination benefits expense of approximately $273,000 related to the defined benefit plan of the Company’s Akron, Ohio plant, which was closed in December 2000.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

A comparison of net sales by business segment for the three and nine months ended May 31, 2003 and 2002 is as follows:

	(In thousands)
	Three months ended May 31,				Nine months ended May 31,

			Increase (decrease)				Increase

Sales	2003	2002	$	%	2003	2002	$	%

Europe	$193,740	$152,865	$40,875	26.7	$534,418	$424,447	$109,971	25.9
North America	104,662	106,752	(2,090)	(2.0)	299,035	286,872	12,163	4.2

	$298,402	$259,617	$38,785	14.9	$833,453	$711,319	$122,134	17.2

The two largest markets served by the Company are the packaging and automotive markets. For the three months ended May 31, 2003 approximately 36% of consolidated net sales were derived from packaging and 25% from the automotive market. For the nine months ended May 31, 2003, approximately 38% and 26% of net sales were derived from the packaging and automotive markets, respectively.

The majority of the Company’s sales can be classified into four primary product families. The approximate percentages of consolidated net sales for these product families for the quarter and nine months ended May 31, 2003 and 2002 are presented below:

	Percentage of sales		Percentage of sales
	for the three months		for the nine months
	ended May 31,		ended May 31,

Product Family	2003	2002	2003	2002

Color and additive concentrates	36%	37%	36%	38%
Polyolefins	28	21	27	24
Engineered compounds	25	28	25	23
Polyvinyl chloride (PVC)	5	7	5	7
Other	6	7	7	8

	100%	100%	100%	100%

The translation effect of foreign currencies, primarily the strong Euro, increased sales by $33.1 million for the quarter and $72.2 million for the nine months ended May 31, 2003.

The reasons for the change in sales for the quarter and the nine month period ended May 31, 2003 are as follows:

	Increase/(decrease)

	Quarter	Nine months

Tonnage	(6.1)%	2.3%
Translation effect	12.7	10.1
Price/Mix	8.3	4.8

	14.9%	17.2%

The majority of the tonnage decrease for the May 2003 quarter was due to lower sales of commodity products. Tonnage declined in Europe by 7.0% and in North America by 4.7%.

The increase of 2.3% for the nine month period was primarily due to an increase in shipments of European manufactured products, offset by a decline in the sale of commodity products, resulting in a net 1.0% volume increase in Europe for the nine month period. North America also experienced an increase in tonnage for the sale of commodity products for the same nine month period.

A comparison of gross profit by business segment and percentages of sales for the three and nine month periods ended May 31, 2003 and 2002 is as follows:

	(In thousands)
	Three months ended May 31,				Nine months ended May 31,

			Increase (decrease)				Increase (decrease)
Gross profit
	$2003	2002	$	%	2003	2002	$	%

Europe	$34,624	$30,840	$3,784	12.3	$95,654	$74,427	$21,227	28.5
North America	10,236	17,032	(6,796)	(40.0)	29,942	40,893	(10,951)	(26.8)

	$44,860	$47,872	$(3,012)	(6.3)	$125,596	$115,320	$10,276	8.9

Gross profit
%	2003	2002			2003	2002

Europe	17.9	20.2			17.9	17.5
North America	9.8	16.0			10.0	14.3

	15.0	18.4			15.1	16.2

European gross profit dollars were higher for the three and nine months ended May 31, 2003, primarily due to the positive effects from the translation of currencies, mainly the Euro. For the nine months ended May 31, 2003, European gross profit dollars benefited from improved margins in manufacturing and commodity products.

Gross profits in North America were down in the three and nine month periods ended May 31, 2003 due to the higher cost of plastic resins, an increase in costs due to lower production volumes and higher sales of products with lower margins. Additionally, North American gross profits were adversely affected by $1.1 million in the quarter and $2.1 million on the year for expenses related to a profit improvement program.

A comparison of capacity utilization levels for the quarter and nine months is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,

	2003	2002	2003	2002

Europe	86%	91%	82%	88%
North America	82%	90%	80%	81%
Worldwide	84%	91%	81%	85%

European capacity utilization declined for the three and nine months ended May 31, 2003, primarily due to the addition of four new manufacturing lines which became operational in fiscal 2003. North American capacity utilization declined on lower production levels with comparable capacity.

The currency impact of primarily the Euro, increased selling, general and administrative expenses by $2.7 million for the 2003 quarter.

Foreign currency transaction losses were the results of changes in the value of currencies in major areas where the Company operates. The majority of the loss for the three months ended May 31, 2003 relates primarily to changes in the value of the U.S. dollar compared with the Canadian dollar and Mexican peso.

For the nine months ended May 31, 2003, the foreign currency transaction loss was higher due to changes in the value of the Canadian dollar and the Euro.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of operating income by business segment for the three and nine months ended May 31, 2003 and 2002 is as follows:

	(in thousands)
	Three months ended May 31,			Nine months ended May 31,

			Increase			Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Operating income (loss)
Europe	$19,271	$17,210	$2,061	$52,605	$35,861	$16,744
N. America	(5,746)	1,229	(6,975)	(13,084)	385	(13,469)
Restructuring, (Note 14)	(4,093)	—	(4,093)	(4,093)	—	(4,093)
Interest exp., net	(826)	(902)	76	(2,284)	(2,765)	481

	$8,606	$17,537	$(8,931)	$33,144	$33,481	$(337)

European operating income for the 2003 quarter increased $2.1 million over 2002 primarily due to the effect of foreign currencies. Without the effect of currencies, gross profit in the May 2003 quarter declined because of the higher cost of plastic resins and competitive price pressures. Operating income for the nine months ended May 31, 2003 was higher primarily due to higher tonnage, an increase in gross profit margins and the positive effect from the strength of the Euro.

Operating income for the three and nine months ended May 31, 2003 in North America was lower primarily due to the higher costs of plastic resins, lower volume and higher sales of products with lower margins.

During the May 2003 quarter, the Company implemented a restructuring program in the U.S. portion of its North American operations. The purpose of the program is to improve cost efficiencies and profitability. In addition the restructuring will also include the termination of manufacturing at the Company’s plant in Orange, Texas by August 31, 2003. The Company plans to complete its restructuring activities by August 31, 2003.

As a result, the Company recorded a pre-tax restructuring charge of $4,093,000 in the quarter ended May 31, 2003 in the North American segment. The total fiscal 2003 restructuring charges for North America will be approximately $8.0 million. The charge is summarized below:

	Employee
	related	Other
	Costs	Costs	Total
(in thousands)
Original charge	$589	$3,504	$4,093
Incurred	(129)	(3,504)	(3,633)

Accrual balance May 31, 2003	$460	$—	$460

The employee related costs included severance payments and medical insurance for 33 salaried employees at manufacturing facilities in Texas and Ohio. The other costs include a $1,300,000 write-down of the Texas manufacturing facility based on fair value of the property, a $1,400,000 write-off of manufacturing equipment and other assets disposed of during the quarter, accelerated depreciation of equipment due to a change in estimate, and other exit costs.

The change in estimate represents the reduced life on equipment at the Texas manufacturing facility totaling $800,000 or $0.03 per share in the May 2003 quarter. The remainder of the accelerated depreciation will be recorded in the fourth quarter of 2003.

At May 31, 2003 the Company has remaining reserves of $460,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next twelve months.

Interest expense decreased in 2003 mainly due to lower average borrowings.

The effective tax rate of 72.3% and 53.5% for the three and nine months ended May 31, 2003, respectively, varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States. Included in North America is a $4.1 million charge for restructuring in the United States. Due to improved profitability in Mexico, the Company recognized a $1.2 million tax benefit during the May 2003 quarter from the reversal of a valuation allowance on deferred tax assets.

The effective tax rate of 33.3% for the three months ended May 31, 2002 is less than the statutory rate of 35% primarily because of the lower effective tax rates in the foreign operations. During the quarter the Company recognized a $1.3 million tax benefit from the carry back of a United States net operating loss arising in the fiscal year ended August 31, 2001 because of a change in the tax laws. During the May 2002 quarter, management decided it would repatriate approximately $25 million from its foreign subsidiaries. Accordingly, the Company recorded withholding tax expense of $1.2 million in May 2002. The effective tax rate for the nine months ended May 31, 2002 of 36.2% varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

The translation effect of foreign currencies, primarily the Euro, increased net income in 2003 by $2.5 million or $.08 per share for the quarter and $5.1 million for the nine months ended May 31, 2003 or $.17 per share.

A North American profit improvement program that was initiated in January 2003 is now in its final stage. This program is focused on the United States operations and is designed to improve cost efficiencies and profitability. This program should generate annual pre-tax earnings of $6.0 to $7.0 million beginning in fiscal 2004. Implementation costs of this program were $1.4 million in the third quarter and $2.3 million for the nine-month period.

The closing of the Orange, Texas plant will generate annual savings of approximately $5.0 million. These savings along with the benefits from the profit improvement program should provide annual benefits of at least $12.0 million. The Company also has a number of other initiatives in progress which should increase the total overall benefits to approximately $15.0 million effective for fiscal 2004.

Though the Company has taken many positive actions, the results of fiscal 2003, to date, have been disappointing. The Company is operating in a very difficult environment due to softening business, especially in the United States. The months of May and June 2003 were surprisingly weak and volume has declined. Gross profit margins continue to weaken due to the higher cost of plastic resins and competitive price pressures.

Results in the European operations have been good. These results have been enhanced due to the translation effect from the higher value of the Euro. Nevertheless, there has been a weakening in order levels as the Company enters the traditional holiday period. Prices of resins worldwide are now starting to decline and customers have reduced inventories in anticipation of lower prices in the months ahead.

Because of these challenging market conditions, the Company anticipates earnings for the final quarter of fiscal 2003, including the balance of restructuring charges for North America, will be down from last year’s fourth quarter net income of $10.8 million or $.36 per diluted share.

The many actions the Company has taken this year are expected to provide a sound foundation for fiscal 2004 and the years ahead. The anticipated annual savings of approximately $15.0 million from the reduction of capacity, the rationalization of products and the profit improvement program should enable the North American operation to return to profitability. When combined with the expected performance of the European operations, the Company will be in an extremely good position to compete effectively in today’s markets and post improving earnings in future periods.

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

Liquidity and Capital Resources

	(in millions)
	May 31, 2003	August 31, 2002	% Change

Cash and Cash Equivalents	$42.3	$64.0	(34.1)%
Working Capital	349.7	301.0	16.2
Long-Term Debt	76.8	81.0	(5.2)
Stockholders’ Equity	408.7	356.4	14.7

Net cash provided from operations was $1.8 million compared with $56.3 million in the same nine-month period last year. The decrease was primarily due to an increase in inventories and trade receivables required to support higher sales levels.

As of May 31, 2003, the current ratio was 3.5 to 1 and working capital was $349.7 million. Accounts receivable and inventories increased from August 31, 2002 to May 31, 2003 by $36.8 million and $48.0 million, respectively.

Accounts receivable and inventories were higher as of May 31, 2003, compared with August 31, 2002, primarily because of the translation effect of foreign currencies, which increased the combined balances by $43.1 million. Inventory also increased because of higher resin prices and increased quantities required to support higher sales levels in Europe.

The Company’s cash and cash equivalents decreased $21.7 million, or 34.1% from August 31, 2002. During the nine months ended May 31, 2003, the Company repatriated approximately $33.9 million as dividends from its foreign subsidiaries. The cash was used to repay long-term debt and for other working capital requirements.

Currently, the Company intends to use cash in its foreign operations to repatriate approximately $20 million during the fourth quarter of fiscal 2003. These funds will be used to reduce long-term debt and for other working capital requirements.

The Company decreased total long-term debt by $4.2 million during the nine months ended May 31, 2003. Total long-term debt was $76.8 million as of May 31, 2003.

Capital expenditures for the nine months ended May 31, 2003 were $13.6 million compared with $21.8 million last year. The largest amounts of capital expenditures occurred in the United States, Indonesia, France, Belgium, Italy and China. The expenditures were for enhancements to existing equipment, additional warehousing in France, a new manufacturing line in Indonesia and the construction of a new manufacturing facility in China. The Company anticipates capital expenditures for fiscal 2003 will be approximately $25.0 million, depending on the progress of each project.

The ratio of long-term liabilities to capital was 24.0% at May 31, 2003 and 25.9% at August 31, 2002. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this decrease were foreign currency translation, and net lower borrowings of $4.2 million under the revolving credit agreement.

The Company has a $130,000,000 revolving credit agreement which expires in October 2005. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

The Company has an outstanding private placement of $50,000,000 in Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of May 31, 2003, approximately $40.0 million of retained earnings was available for the payment of cash dividends. The Company’s latest review of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at May 31, 2003 is $1.3 million.

Aggregate maturities of long-term debt and capital lease obligations subsequent to May 31, 2003 are presented below:

	(In thousands)
		Less than	1-3	4-5	After 5
	Total	1 yr	years	years	years

Long-term Debt	$76,000	$—	$26,000	$—	$50,000
Capital Lease Obligations	1,332	494	838	—	—

	$77,332	$494	$26,838	$—	$50,000

Operating lease information is provided in footnote 11 of the Company’s Annual Report. The only significant change to this information is the addition of an operating lease with aggregate future minimum rentals of approximately $1.0 million payable ratably over three years.

The Company’s outstanding commercial commitments at May 31, 2003 are not material to the Company’s financial position, liquidity or results of operations.

During the nine months ended May 31, 2003, the Company has paid three quarterly cash dividends aggregating $.405 per share. The total amount of these dividends was $12.1 million. Cash flow has been sufficient to fund the payment of these dividends.

During the nine months ended May 31, 2003, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. Although the Company has no plans to repurchase common stock at present, it may repurchase additional common stock in fiscal year 2003 subject to market conditions. For the nine months ended May 31, 2003, 87,125 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $1.2 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the nine months ended May 31, 2003 increased this account by $46.2 million.

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

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

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

PART II

OTHER INFORMATION

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in the report.

Item 6 – Exhibits and Reports on Form 8-K.

(a)	EXHIBIT
	NUMBER	EXHIBIT

	99.1	Certifications Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 11, 2003	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO

R. A. Stefanko, Executive Vice President–Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 11, 2003
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 11, 2003
/s/ R. A. Stefanko

Robert A. Stefanko
Executive Vice President — Finance and Administration and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
99.1	Certifications pursuant to 18 U.S.C. 1350