Form 10-K
period 2003-08-31
SCHULMAN A INC
filed 2003-11-25
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-7459

A. SCHULMAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-0514850 (I.R.S. Employer Identification No.)

3550 West Market Street, Akron, Ohio (Address of Principal Executive Offices)	44333 (ZIP Code)

Registrant’s telephone number, including area code: (330) 666-3751

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value

(Title of Class)

Special Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on February 28, 2003: $423,204,086.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date: 30,011,838 Shares of Common Stock, $1.00 Par Value, at November 18, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Notice of Annual Meeting and Proxy Statement Dated November 7, 2003	III
Portions of the registrant’s 2003 Annual Report to Stockholders	I and II

The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the registrant’s Notice of Annual Meeting and Proxy Statement dated November 7, 2003 shall not be deemed incorporated by reference herein.

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

Business Activities

     The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company’s laboratories and are manufactured in the Company’s twelve plastics compounding plants in North America, Europe and Asia. Customers for the Company’s plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.

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

     The Company’s concentrates are sold under various trade names, including the following:

•	Polybatch®, which is an additive or color concentrate used for modifying various plastic resins and which provides various physical properties required by customers;

•	Polyblak®, which is a line of black concentrates that are resistant to weather and sunlight and that are used in the production of plastic pipe, black film and other black plastic items; and

•	Papermatch®, which is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch® is printable and resistant to tearing, moisture and chemicals.

Engineered Compounds

     The Company’s engineered compounds are products designed to have and maintain characteristics such as chemical resistance, electrical conductivity, heat resistance and/or high strength-to-weight ratios. The engineered compounds manufactured by the Company include the following:

•	Polyflam® is a flame retardant compound used in applications such as telephone systems, terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.

•	Schulamid® is a nylon compound that can be unfilled, reinforced or impact-modified. Schulamid® is used in applications that require good impact strength and resistance to high temperatures and chemicals. Typical applications include under-the-hood automotive components and various building and consumer products.

•	Formion®, a specialized compound that has good impact strength, is resistant to abrasion and has performance characteristics that do not decrease in low temperatures. Formion® is sold principally to the transportation industry for use in bumper blocks and protective rub strips.

•	Polypur® is a reinforced and alloyed thermoplastic polyurethane that has impact resistance and molding properties for automotive applications such as exterior side moldings, grilles, body side moldings and other painted parts.

•	Aqua-Sol® is a polymer that is biodegradable and dissolves in water, making it more environmentally friendly for uses such as medical packaging, labels, barrier and embroidery films, and other applications.

Polyolefins

     The Company’s polyolefin business consists of numerous polypropylene and polyethylene resins and compounds. Polyolefins are used for interior trim, fascias and bumper covers in automotive applications; for toys, small appliances, sporting goods, and agricultural and watercraft products in roto-molding applications; and for office supplies in industrial/commercial applications. The polyolefin products manufactured by the Company include the following:

•	Polytrope®, which is a thermoplastic elastomer that has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry and typical applications include valance panels, body side moldings, grilles and bumper rub strips. Parts molded from Polytrope® weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

•	Polyfort®, which is a reinforced polypropylene compound for applications that require stiffness and resistance to heat distortion, such as coffee makers, binders for computer printouts, setbacks and under-the-hood products for automobiles.

•	Schulink®, which is a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance, such as industrial doors and commercial waste containers.

•	Invision™, a thermoplastic elastomer, is a PVC alternative that can be injection molded, blow molded or extruded. It is a polyolefin compound with properties similar to PVC. It can be used in automotive interiors, trim for furniture, appliances and industrial components.

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

     The Company, through its European operations, acts as a distributor for several major resin producers that include BASF, ExxonMobil Chemical, ATOFINA, Solvay, GE Plastics and Vestolit GmbH. The Company also acts as United States and Canadian distributor of ExxonMobil Chemical polypropylene and polyethylene used for injection molding. The Company also is a distributor in the United States for ExxonMobil Chemical polyethylene for rotational molding.

     The approximate percentage of consolidated sales for each of the Company’s product families for the two years ended August 31, 2003 is as follows:

	2003	2002

Color and additive concentrates	36%	38%
Polyolefins	27	24
Engineered compounds	25	24
Polyvinyl chloride (PVC)	5	6
Other	7	8

	100%	100%

     Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

     The Company’s principal foreign subsidiaries are as follows:

     N.V. A. Schulman Plastics, S.A., a Belgian subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and the Far East.

     A. Schulman International Services N.V., a Belgian subsidiary located in Bornem, Belgium, provides financing and administrative services to the Company’s European operations.

     A. Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, United Kingdom, manufactures primarily color and additive plastic concentrates, which are sold mainly in the United Kingdom.

     A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, this subsidiary purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 2003, this subsidiary purchased approximately 22% of the compounds manufactured in N.V. A. Schulman Plastics’ Bornem, Belgium plant. Approximately 19% of the sales of A. Schulman GmbH during the same period was derived from the sale of plastic resins and compounds of Vestolit GmbH, ExxonMobil Chemical, Ticona, GE Plastics, and Solvay.

     A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for ExxonMobil Chemical, Escorene polypropylene resin and polyethylene for injection molding. Its principal sales office is located in Toronto, Canada. Approximately 50% of its production is sold to customers in the United States with the remainder sold in Canada.

     A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

     A. Schulman, S.A., a French subsidiary, has seven sales offices in France and is a distributor in France for ATOFINA. A. Schulman, S.A. also acts as a merchant of plastic resins, and sells compounds manufactured by the Company’s subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is a Paris-based subsidiary that is a distributor for BASF of certain plastic materials in France.

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

     A. Schulman Polska Sp. z o.o., a subsidiary located in Warsaw, Poland, sells products manufactured by other subsidiaries of the Company and acts as distributor and merchant of plastic resins and compounds in Poland. The Company is currently building a manufacturing facility totaling 50,000 square feet in Poland. This facility will cost approximately $3 million and have an annual capacity of approximately 3,000,000 pounds. Startup is scheduled for late spring of 2004.

     A. Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of N.V. A. Schulman Plastics, S.A. This subsidiary manufactures and sells engineered compounds and concentrates to the Italian market. It sells products manufactured by N.V. A. Schulman Plastics, S.A., A. Schulman Plastics, S.A., A. Schulman Gmbh and A. Schulman, Inc., Limited and acts as a merchant of plastic resins in Italy.

     A. Schulman Plastics S.L., a Spanish subsidiary, is primarily a distributor of plastic resins to the Spanish market through its offices located in Barcelona and Valencia, Spain. This subsidiary also engages in merchant activities in Spain and sells certain products manufactured by A. Schulman Gmbh, and N.V. A. Schulman Plastics, S.A.

     A. Schulman Hungary Kft., a Hungarian subsidiary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by N.V. A. Schulman Plastics, S.A., A. Schulman Plastics, S.A., and A. Schulman, Inc., Limited . It also acts as a merchant of plastic resins in Hungary.

     A. Schulman Plastics (Dongguan) Ltd., a subsidiary in China, was formed in fiscal 2003 to manufacture concentrates for sale in the local Chinese markets. Currently a manufacturing facility is under construction, and is expected to become operational in fiscal 2004 . This facility of 110,000 square feet will cost approximately $7.4 million and will have annual capacity of 40,000,000 pounds. This company will serve customers in the film, packaging and automotive markets.

     A. Schulman Europe GmbH, a subsidiary with offices in Wurselen, Germany provides support in the areas of sales, procurement, logistics, finance and administration for the European operations.

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

     The Company, through its wholly-owned subsidiary A. Schulman International, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. P.T. Prima Polycon Indah owns the remaining 35% interest in this joint venture.

Employee Information

     As of August 31, 2003, the Company had 717 employees in the United States and 1,663 employees in its foreign operations. More than 84% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements.

     The Company has laboratory facilities at each of its plastics compounding plants staffed by 285 technical personnel. The Company’s plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

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

Dependence on Customers

     During the year ended August 31, 2003, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business other than, potentially, on a temporary basis.

Availability of Raw Materials

     The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC (polyvinyl chloride), polyethylene, polystyrene, nylon, ABS (acrylonitrile butadiene styrene) and polyurethane.

Competition

     The Company’s business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, and also competes with other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. The Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in North America and Europe that is not also engaged in the petrochemical industry or is not a basic producer of plastic resins. Certain of these competitors compete with the Company principally in such competitors’ own respective local market areas, while other competitors compete with the Company on a global basis.

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

Available Information

     The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, together with any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, will be made available free of charge on the Company’s web site, www.aschulman.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. During the year ended August 31, 2003, the Company furnished the Securities and Exchange Commission on Form 8-K certain of its press releases. The Company posted on its web site each of these press releases on the same day that they were furnished to the Securities and Exchange Commission on

Form 8-K. Certain of these Forms 8-K pertaining to such press releases were unintentionally posted on the Company’s web site after the day that the Forms 8-K were furnished to the Securities and Exchange Commission. Each of these reports was immediately available on the Securities and Exchange Commission’s web site after they were electronically furnished to the Securities and Exchange Commission and have since been posted on the Company’s web site.

ITEM 2. PROPERTIES

     The Company owns and operates six plastics compounding plants in North America, five in Europe and one in Asia. The following table indicates the location of each plastics compounding plant, the approximate annual plastics compounding capacity and approximate floor area, including warehouse space, and the geographic segment that is principally supported by such plant:

	Approximate	Approximate
	Capacity	Floor Area
Location	(lbs.)[1]	(Square Feet)

Bellevue, Ohio	79,000,000 [2]	160,000
Sharon Center, Ohio	10,000,000	145,000 [3]
Orange, Texas—Texas Polymer Services, Inc.	135,000,000	182,000
Nashville, Tennessee	72,000,000	138,000
San Luis Potosi, Mexico	74,000,000	187,000
St. Thomas, Ontario, Canada	74,000,000	141,000

Total North American Segment	444,000,000	953,000

Bornem, Belgium	155,000,000	367,000
Crumlin Gwent, South Wales	79,000,000	106,000
Givet, France	170,000,000	191,000
Plock, Poland[4]	0	0
Dongguan, China[5]	0	0
Kerpen, Germany	126,000,000	484,000
Surabaya, Indonesia (Joint Venture)	20,000,000	89,000
Milan, Italy	40,000,000	112,000

Total European Segment	590,000,000	1,349,000

Total	1,034,000,000	2,302,000

[1]	The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company#s plants or the profitability of the plastic compounds produced.

[2]	Includes capacity of approximately 20 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

[3]	Includes approximately 14,500 square feet of space comprising the Company’s color technology center.

[4]	Represents a new manufacturing facility with capacity of approximately 3 million pounds and 50,000 square feet expected to be completed in late spring of 2004.

[5]	Represents a new manufacturing facility with capacity of approximately 40 million pounds and 110,000 square feet expected to be completed in March 2004.

     The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.

     Public warehouses are used wherever needed to store the Company’s products conveniently for shipment to customers. The number of public warehouses in use varies from time to time, but ranges yearly from approximately 25 to 30 in North America and 30 to 35 in Europe. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

     The Company owns its corporate headquarters, which is located in Akron, Ohio and which contains approximately 48,000 square feet of usable office floor space. The Company leases sales offices in various locations in North America, Europe and Asia.

     The Company also owns a 158,000 square foot facility in Akron, Ohio that, until December 31, 2000, was a manufacturing operation. The facility is now used for warehousing, logistics, product sampling and product development.

     The Company also owns a 145,000 square foot facility in Orange, Texas that, until August 31, 2003 had been a manufacturing operation. The facility is now used for warehousing and logistics.

ITEM 3. PENDING LEGAL PROCEEDINGS

     The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

     The age (as of October 14, 2003), business experience during the past five years and offices presently held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

     Terry L. Haines: Age 57; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President—North American Sales, 1989-1990.

     Robert A. Stefanko: Age 60; Chairman of the Board since January, 1991; Executive Vice President—Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.

     Alain C. Adam: Age 54; Vice President—International Automotive Marketing of the Company since September 1, 1999; Vice President—Automotive Marketing from 1990 until August 31, 1999.

     Barry Rhodes: Age 43; Vice President – North American Sales since October 2001; prior to that time, North American Sales Manager since March 2000; various sales positions with the Company since 1997.

     John M. Myles: Age 60; Vice President – Research and Development since October 28, 2003; prior to that time, Vice President—North American Purchasing since October 1997 and General Manager-Operations of Laurel Industries from 1992 to October 1997.

     Ronald G. Andres: Age 53; Vice President—North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is traded in the over-the-counter market and is quoted through the Nasdaq National Market System under the symbol “SHLM.” At November 18, 2003, there were 653 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name.

     Additional information in response to this Item is set forth on page 1 of the Company’s 2003 Annual Report to Stockholders, which information is incorporated herein by reference. The information required by this Item in respect of Securities Authorized for Issuance Under Equity Compensation Plans is set forth on page 18 of Part III, Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information in response to this Item is set forth on page 27 of the Company’s 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth on pages 21 through 26 of the Company’s 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities hedged, are recognized on the foreign currency transaction line in the Consolidated Statement of Income appearing on page 6 of the Company’s 2003 Annual Report to Stockholders. The Company

estimates that a ten percent (10%) change in foreign exchange rates at August 31, 2003 would have changed the fair value of the contracts by approximately $1.2 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 16, 2003, appearing on pages 6 through 20 of the Company’s 2003 Annual Report to Stockholders, and the information included in the table presented under the heading “Quarterly Financial Highlights (Unaudited)” on page 19 of the Company’s 2003 Annual Report to Stockholders, are incorporated herein by reference.

     Certain supplementary data in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Company historically has operated under informal ethical guidelines, under which all of its directors and employees, including the Company’s principal executive, financial, and accounting officers, are held accountable. These guidelines are intended to deter wrongdoing and to promote honest, ethical and lawful conduct throughout the organization. The Company is presently formalizing such guidelines into a written Code of Ethics, which will be formally adopted and made publicly available in 2004.

     The information required in response to this Item in respect of Directors is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s proxy statement dated November 7, 2003, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on page 14 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth under the caption “Compensation of Executive Officers” in the Company’s proxy statement dated November 7, 2003, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company’s 1991 Stock Incentive Plan, the 1992 Non-Employee Directors’ Stock Option Plan and the 2002 Equity Incentive Plan. Each of these plans was approved by the Company’s stockholders. The Company’s 1991 Stock Incentive Plan expired on December 5, 2001 and the Company’s 1992 Non-Employee Directors’ Stock Option Plan expired on October 19, 2002. As a result, no further equity awards may be granted under these plans. Future equity awards may only be granted under the Company’s 2002 Equity Incentive Plan, which became effective on December 5, 2002. All information set forth below is as of August 31, 2003.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	Plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,180,550 (1)	$14.05 (2)	3,782,100
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	2,180,550	$14.05	3,782,100

(1)	Includes 269,400 shares subject to outstanding restricted stock right awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock right awards.

     Information in response to this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s proxy statement dated November 7, 2003, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable for year ended August 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

Page

(1) Financial Statements:
Report of Independent Auditors	20*
Consolidated Statement of Income for the three years ended August 31, 2003	6*
Consolidated Balance Sheet at August 31, 2003 and 2002	8-9*
Consolidated Statement of Cash Flows for the three years ended August 31, 2003	10*
Consolidated Statement of Stockholders’ Equity for the three years ended August 31, 2003	7*
Notes to Consolidated Financial Statements	11-20*

     *Incorporated by reference from the indicated page of the Company’s 2003 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7, and 8, the 2003 Annual Report to Stockholders is not deemed filed as part of this report.

(2)	Financial Statement Schedule:

Report of Independent Auditors on Financial Statement Schedule F-1

II-Valuation and Qualifying Accounts F-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(b)	Certificate of Amendment of Certificate of Incorporation dated December 12, 1985 (incorporated by reference to Exhibit 2(b) of the Company’s Registration Statement on Form 8-A dated January 15, 1996).

3(c)	Certificate of Amendment of Certificate of Incorporation dated January 9, 1987 (incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for fiscal year ended August 31, 1994).

3(d)	Certificate of Amendment of Certificate of Incorporation dated December 10, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(e)	Certificate of Amendment of Certificate of Incorporation dated December 6, 1990 (incorporated by reference to Exhibit 3(d) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(f)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1993 (incorporated by reference to Exhibit 2(f) to the Company’s Registration Statement on Form 8-A dated January 15, 1996).

3(g)	By-Laws dated December 8, 1983 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(h)	Amendment to By-Laws dated October 20, 1986 (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(i)	Amendment to By-Laws dated January 11, 1996 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated January 15, 1996).

Exhibit
Number

4(a)	Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated January 15, 1996).

4(b)	Amendment No. 1 to Rights Agreement dated as of November 21, 1997 between the Company, KeyBank National Association (as successor by merger to Society National Bank) and First Chicago Trust Company of New York as successor Rights Agent (incorporated by reference to Exhibit 1(b) to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A).

4(c)	Amendment No. 2 to Rights Agreement dated as of September, 2002 between the Company, and National City Bank as successor Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s Form 8-K dated October 2, 2002).

10(a)*	A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(b)*	Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(c)*	Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(k) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(d)*	Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(e)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(f)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(g)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(h)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(i)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2000).

Exhibit
Number

10(j)*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).

10(k)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended August 31, 1995).

10(l)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(m)*	A. Schulman, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(n)*	Employment Agreement between the Company and Robert A. Stefanko dated January 31, 1996 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

10(o)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

10(p)*	Employment Agreement between the Company and Alain C. Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for fiscal quarter ended February 29, 2000).

10(q)*	Employment Agreement between the Company and John M. Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-K for fiscal year ended August 31, 1998).

10(r)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(s)*	Employment Agreement between the Company and Rengarajan Ramesh dated July 11, 2000 (incorporated by reference to Exhibit 10(r) to the Company’s form 10-K for the fiscal year ended August 31, 2000).

10(t)*	Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(u)*	Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(v)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(w)*	Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

Exhibit
Number

10(x)*	Employment Agreement between the Company and Barry A. Rhodes dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q for the fiscal quarter ended February 28, 2002).

10(y)	Credit Agreement between the Company, the Foreign Borrowers, the Banks, The Bank of New York and National City Bank (as Co-Documentation Agents) and KeyBank National Association (as Lead Arranger and Administrative Agent) (incorporated by reference to Exhibit 10(w) to the Company’s Form 10-K for the year ended August 31, 2001).

10(z)	Note Purchase Agreement dated August 1, 1999 regarding $50,000,000 7.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company, Mutual Trust Life Insurance Company, National Travelers Life Company, Guarantee Reserve Life Insurance Company, Pioneer Mutual Life Insurance Company, Great Western Insurance Company, The Catholic Aid Association, The Reliable Life Insurance Company, Hare & Co., Lutheran Brotherhood and Modern Woodmen of America (incorporated by reference to Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(aa)	Form of the Company’s 7.27% Senior Notes Due 2009 (incorporated by reference to Exhibit 10(z) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

11	Computation of Basic and Diluted Earnings Per Common Share

13	Company’s 2003 Annual Report to Stockholders (only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the Securities and Exchange Commission)

21	Subsidiaries of the Company

23	Consent of Independent Accountants

24	Powers of Attorney

31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

(b)	Reports on Form 8-K.

A Form 8-K was filed on July 16, 2003, under Item 9 (pursuant to Item 12), furnishing the transcript of the Company’s conference call relating to its earnings for the quarter ended May 31, 2003.

A Form 8-K was filed on July 10, 2003, under Item 9 (pursuant to Item 12), furnishing the Company’s press release dated July 10, 2003 setting forth the Company’s earnings for the quarter ended May 31, 2003.

A Form 8-K was filed on June 26, 2003, under Item 9 (pursuant to Item 12), furnishing the Company’s press release dated June 26, 2003 discussing the Company’s expected fiscal 2003 third quarter financial performance.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Robert A. Stefanko

Robert A. Stefanko
Chairman of the Board of
Directors and Executive Vice
President - Finance and
Administration

Dated: November 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Terry L. Haines	Director and Principal
	Executive Officer	November 25, 2003
Terry L. Haines

/s/ Robert A. Stefanko	Director, Principal
	Financial Officer and	November 25, 2003
Robert A. Stefanko	Principal Accounting Officer

Paul Craig Roberts*	Director
Ernest J. Novak, Jr.*	Director
Peggy Miller*	Director
Willard R. Holland*	Director
James A. Karman*	Director
James S. Marlen*	Director
John B. Yasinsky*	Director
Joseph M. Gingo*	Director

*By:	/s/ Robert A. Stefanko

Robert A. Stefanko
	Attorney-in-Fact	November 25, 2003

     *Powers of attorney authorizing Robert A. Stefanko to sign this annual report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors
of A. Schulman, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 16, 2003 appearing in the 2003 Annual Report to Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 16, 2003

F-1

A. SCHULMAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Schedule F-2

	Balance at	Charges to				Balance at
	beginning	cost and	Net	Translation		close of
	of period	expenses	Write-offs	Adjustment	Other(1)	period

Reserve for doubtful accounts
Year ended August 31, 2003	$6,912,000	$2,941,000	$(1,342,000)	$303,000	—	$8,814,000
Year ended August 31, 2002	6,458,000	2,631,000	(2,324,000)	147,000	—	6,912,000
Year ended August 31, 2001	4,535,000	2,715,000	(820,000)	28,000	—	6,458,000
Valuation allowance - deferred tax assets
Year ended August 31, 2003	$26,593,000 (2)	—	—	—	$7,170,000	$33,763,000
Year ended August 31, 2002	19,828,000	—	—	—	3,595,000	23,423,000
Year ended August 31, 2001	15,134,000	—	—	—	4,694,000	19,828,000

Note:
(1) Represents current year change in valuation allowance for foreign tax credit carryforward benefits, net operating loss carryforward benefits and deferred tax assets.

(2) A credit of $3,170,000 was reclassified from deferred tax assets to valuation allowance.