Form 10-Q
period 2003-11-30
SCHULMAN A INC
filed 2004-01-14
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2003 or

     ☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

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

     Yes    X    No

Number of common shares outstanding as of December 31, 2003 – 30,086,485

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months
	ended November 30,
	2003	2002
	Unaudited
Net sales	$297,757	$266,866
Interest and other income	492	586

	298,249	267,452

Cost and expenses:
Cost of sales	250,888	225,145
Selling, general and administrative expenses	29,331	26,810
Interest expense	1,080	1,200
Foreign currency transaction loss (gain)	497	(518)
Minority interest	305	216

	282,101	252,853

Income before taxes	16,148	14,599

Provision for U.S. and foreign income taxes (Note 10)	6,604	6,255

Net income	9,544	8,344

Less: Preferred stock dividends	(13)	(13)

Net income applicable to common stock	$9,531	$8,331

Weighted-average number of shares outstanding (Note 6):
Basic	29,769	29,463
Diluted	30,040	29,962

Earnings per share (Note 6):
Basic	$0.32	$0.28

Diluted	$0.32	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	November 30,	August 31,
	2003	2003
Assets	Unaudited
Current assets:
Cash and cash equivalents (Note 4)	$72,496	$62,816
Accounts receivable, less allowance for doubtful accounts of $9,431 at November 30, 2003 and $8,814 at August 31, 2003	199,285	177,381
Inventories, average cost or market, whichever is lower	193,994	193,517
Prepaids, including tax effect of temporary differences	18,806	13,259

Total current assets	484,581	446,973

Other assets:
Deferred charges, etc., including tax effect of temporary differences	15,919	16,670
Goodwill (Note 11)	7,033	6,808
Intangible assets (Note 11)	370	392

	23,322	23,870
Property, plant and equipment, at cost:
Land and improvements	12,781	12,253
Buildings and leasehold improvements	119,080	112,323
Machinery and equipment	275,926	261,709
Furniture and fixtures	31,297	29,601
Construction in progress	8,795	5,053

	447,879	420,939
Accumulated depreciation and investment grants of $1,253 at November 30, 2003 and $1,177 at August 31, 2003	267,266	247,910

	180,613	173,029

	$688,516	$643,872

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	November 30,	August 31,
	2003	2003
Liabilities and Stockholders’ Equity	Unaudited
Current liabilities:
Note payable	$115	$24
Current portion of long-term debt	503	460
Accounts payable	79,612	66,347
U.S. and foreign income taxes payable	11,460	9,620
Accrued payrolls, taxes and related benefits	22,870	22,142
Other accrued liabilities	29,631	28,914

Total current liabilities	144,191	127,507

Long-term debt	55,590	68,698
Other long-term liabilities	55,667	51,454
Deferred income taxes	8,461	7,911
Minority interest	5,037	5,481
Commitments and contingencies (Note 13)	—	—

Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at November 30, 2003 and August 31, 2003	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value
Authorized - 75,000,000 shares
Issued - 39,254,583 shares at November 30, 2003 and 38,781,192 at August 31, 2003	39,254	38,781
Other capital	63,991	56,035
Accumulated other comprehensive income (Note 7)	15,979	(8,365)
Retained earnings	467,582	462,104
Treasury stock, at cost, 9,211,095 shares at November 30, 2003 and August 31, 2003	(164,231)	(164,231)
Unearned stock grant compensation	(4,062)	(2,560)

Common stockholders’ equity	418,513	381,764

Total stockholders’ equity	419,570	382,821

	$688,516	$643,872

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the three months
	ended November 30,
	2003	2002
	Unaudited
Provided from (used in) operating activities:
Net income	$9,544	$8,344
Items not requiring the current use of cash:
Depreciation	6,164	6,117
Non-current deferred taxes	1,131	1,185
Foreign pension and other deferred compensation	1,510	734
Postretirement benefit obligation	286	249
Minority interest in net income of subsidiaries	305	216
Changes in working capital:
Accounts receivable	(11,879)	(7,167)
Inventories	9,861	(2,793)
Prepaids	174	(168)
Accounts payable	9,815	2,267
Income taxes	(3,249)	(3,044)
Accrued payrolls and other accrued liabilities	(298)	3,119
Changes in other assets and other long-term liabilities	(1,291)	(794)

Net cash provided from operating activities	22,073	8,265

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(6,016)	(4,050)
Disposals of property, plant and equipment	64	77
Short term investments	—	(14,199)

Net cash used in investing activities	(5,952)	(18,172)

Provided from (used in) financing activities:
Cash dividends paid	(4,066)	(4,017)
Notes payable	86	—
Reduction in long-term debt	(13,167)	(2,143)
Cash distributions to minority shareholders	(750)	(700)
Exercise of stock options	6,355	707

Net cash used in financing activities	(11,542)	(6,153)

Effect of exchange rate changes on cash	5,101	282

Net increase (decrease) in cash and cash equivalents	9,680	(15,778)
Cash and cash equivalents at beginning of period	62,816	63,984

Cash and cash equivalents at end of period	$72,496	$48,206

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

(1)	The Company’s accounting policy regarding revenue recognition is to recognize revenue when products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred. The Company provides tolling services as a fee for processing of material provided and owned by customers. On some occasions, the Company is required to provide certain amounts of its materials, such as additives or packaging. These materials are charged to the customer as an addition to the tolling fees. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

The intrinsic value method is used to measure compensation cost for stock-based compensation plans. Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount the employee would pay to acquire the shares.

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

		(In thousands, except per share data)
		For the three months
		ended November 30,
		2003	2002
Net income applicable to common stock, as reported		$9,531	$8,331
Add: Stock-based employee compensation included in reported net income, net of tax		572	218
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax		(1,012)	(625)

Net income applicable to common stock, as adjusted		$9,091	$7,924

Earnings per share:
Basic	- as reported	$0.32	$0.28
	- as adjusted	$0.31	$0.27
Diluted	- as reported	$0.32	$0.28
	- as adjusted	$0.30	$0.26

(2)	The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results expected for the year ended August 31, 2004.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $34,857,000 at November 30, 2003 and $30,582,000 at August 31, 2003.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

(5)	A summary of the stockholders’ equity section for the three months ended November 30, 2003 and 2002 is as follows:

(In thousands)
(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2003	$1,057	$38,781	$56,035	$(8,365)	$462,104	$(164,231)	$(2,560)	$382,821
Comprehensive income
Net income	—	—	—	—	9,544	—	—
Foreign currency translation gain	—	—	—	24,344	—	—	—
Total comprehensive income								33,888
Cash dividends paid or accrued:
Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common, $.135 per share	—	—	—	—	(4,053)	—	—	(4,053)
Stock options exercised	—	473	5,882	—	—	—	—	6,355
Grant of restricted stock	—	—	1,800	—	—	—	(1,800)	—
Non-cash stock based compensation	—	—	274	—	—	—	—	274
Amortization of restricted stock	—	—	—	—	—	—	298	298

Balance at November 30, 2003	$1,057	$39,254	$63,991	$15,979	$467,582	$(164,231)	$(4,062)	$419,570

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

(In thousands)
(Unaudited)

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2002	$1,057	$38,630	$51,974	$(31,230)	$462,270	$(164,231)	$(2,109)	$356,361
Comprehensive income
Net income	—	—	—	—	8,344	—	—
Foreign currency translation gain	—	—	—	1,775	—	—	—
Total comprehensive income								10,119
Cash dividends paid or accrued:
Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common, $.135 per share	—	—	—	—	(4,017)	—	—	(4,017)
Stock options exercised	—	51	656	—	—	—	—	707
Amortization of restricted stock	—	—	—	—	—	—	218	218

Balance at November 30, 2002	$1,057	$38,681	$52,630	$(29,455)	$466,584	$(164,231)	$(1,891)	$363,375

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

(6)	Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

During the three months ended November 30, 2003, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. Although there are no plans at present, the Company may repurchase additional common stock in fiscal year 2004 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income are as follows:

	(In thousands)
	November 30,	August 31,
	2003	2003
	Unaudited
Foreign currency translation	$17,359	$(6,985)
Minimum pension liability adjustment	(1,380)	(1,380)

	$15,979	$(8,365)

(8)	A summary of the other comprehensive income section for the three months ended November 30, 2003 and November 30, 2002 is as follows:

	(In thousands)
	For the three months ended
	November 30,	November 30,
	2003	2002
	Unaudited
Net income	$9,544	$8,344
Other comprehensive income:
Foreign currency translation adjustment	24,344	1,775

Comprehensive income	$33,888	$10,119

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

(9)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. In 2004, the Company changed certain items of its corporate allocations between North America and Europe. Certain reported items of 2003 have been reclassified to conform to the 2004 presentation. A reconciliation of segment income to consolidated income (loss) before taxes is presented below:

(In thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended November 30, 2003
Sales to unaffiliated customers	$104,273	$193,484	$—	$297,757

Gross profit	$12,263	$34,606	$—	$46,869

Income (loss) before interest and taxes	$(580)	$17,447	$—	$16,867
Interest expense, net	$—	$—	$(719)	$(719)

Income (loss) before taxes	$(580)	$17,447	$(719)	$16,148

Three months ended November 30, 2002
Sales to unaffiliated customers	$99,871	$166,995	$—	$266,866

Gross profit	$11,317	$30,404	$—	$41,721

Income (loss) before interest and taxes	$(1,193)	$16,494	$—	$15,301
Interest expense, net	$—	$—	$(702)	$(702)

Income (loss) before taxes	$(1,193)	$16,494	$(702)	$14,599

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

The majority of the Company’s sales for the three months ended November 30, 2003 and November 30, 2002 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

	Percentage of sales
	for the three months
	ended November 30,
Product Family	2003	2002
Color and additive concentrates	36%	35%
Polyolefins	27	26
Engineered compounds	27	26
Polyvinyl chloride (PVC)	5	6
Other	5	7

	100%	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

(10)	The effective tax rate of 40.9% and 42.8% for the three months ended November 30, 2003 and 2002, respectively, varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

Subsequent to November 30, 2003, Germany adopted new tax legislation that will be effective in fiscal 2005. This legislation could potentially increase the Company’s German taxes up to approximately $4 million annually.

(11)	Accumulated amortization for intangible assets was approximately $866,000 and $753,000 at November 30, 2003 and August 31, 2003, respectively. The amortization expense for intangible assets was approximately $56,000 and $48,000 for the three months ended November 30, 2003, and 2002, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(12)	During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company had completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8,616,000, net of a curtailment gain of $288,000, for the year ended August 31, 2003. The charge was primarily non-cash and is summarized below:

(in thousands)

			Accrual		Accrual
	Original		balance		balance
	charge	Incurred	8/31/03	Incurred	11/30/03
Employee related costs	$1,972	$(143)	$1,829	$(890)	$939

Other Costs	4,265	(3,794)	471	(325)	146

Restructuring	6,237	(3,937)	2,300	(1,215)	1,085

Accelerated Depreciation, included in cost of sales	2,379	(2,379)	—	—	—

	$8,616	$(6,316)	$2,300	$(1,215)	$1,085

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility based on fair value of the property, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At November 30, 2003 the Company has remaining reserves of $1,085,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next nine months.

(13)	The Company entered into a long-term supply agreement with a producer of thermoplastic polyurethane (TPU). Under the supply agreement effective January 2002, the Company is required to purchase, and the producer is required to supply, a minimum of 80% of the Company’s annual TPU requirements, through calendar year 2006. Future purchase commitments under this agreement are dependent upon variable production levels and will be purchased at a fixed price of $1.45 per pound. For fiscal 2003 and 2002, the amounts purchased under this supply agreement amounted to $5,135,000 and $3,557,000, respectively. For the quarter ended November 30, 2003 $994,000 of TPU material was purchased from this producer.

Subsequent to August 31, 2003, per the terms of the agreement, the Company served notice of termination of the supply agreement. The products received from the producer were considered unstable and did not meet acceptable specifications for the Company. This resulted in significant customer complaints and increased costs and inefficiencies.

As of November 30, 2003, the Company had approximately $0.8 million of inventory that was currently purchased. The Company believes there is a material breach of the contract conditions by the producer. The producer claims that it is not in breach of the supply agreement.

The Company also has a formal agreement for the purchase of TPU with another supplier that expires in fiscal 2004. Both agreements combined provide for quantities in excess of the anticipated production requirements of the Company. Since the Company has served notice of termination for the first mentioned supply agreement, no provision for loss has been recorded.

(14)	In January 2003, the FASB issued Interpretation Number 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was later revised in December 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the second quarter ending February 29, 2004 for special purpose entities, and non-special purpose

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2003 and 2002

entities the third quarter ending May 31, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

(15)	In December 2003, the FASB issued a revision to FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132-revised 2003”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132-revised 2003 is effective for the Company’s financial statements in the fiscal year ending August 31, 2004, with interim-period disclosures required by this Statement for the quarter ending May 31, 2004. The adoption of SFAS 132-revised 2003 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations

RESULTS OF OPERATIONS

Sales and net income increased for the quarter ended November 30, 2003. A major factor was the positive impact of translation from the weaker U.S. dollar. In addition, the North American loss before interest and taxes declined due to better volume, higher margins, and lower costs from the fiscal 2003 restructuring program.

A comparison of consolidated sales by business segment for the three months ended November 30, 2003 and 2002 is as follows:

(In thousands)

			Increase
Sales	2003	2002	$	%
Europe	$193,484	$166,995	$26,489	15.9
North America	104,273	99,871	4,402	4.4

	$297,757	$266,866	$30,891	11.6

The two largest markets served by the Company are the packaging and automotive markets. For the three months ended November 30, 2003 approximately 38% of consolidated sales were derived from packaging and 27% from the automotive market. For the three months ended November 30, 2002, approximately 39% (reclassified for comparability) and 22% of consolidated sales were derived from the packaging and automotive markets, respectively.

The majority of the Company’s sales can be classified into four primary product families. The approximate percentage of consolidated sales for these product families for the three months ended November 30, 2003 and 2002 are presented below:

	Percentage of sales
	for the three months
	ended November 30,
Product Family	2003	2002
Color and additive concentrates	36%	35%
Polyolefins	27	26
Engineered compounds	27	26
Polyvinyl chloride (PVC)	5	6
Other	5	7

	100%	100%

     The translation effect of the weak U.S. dollar increased sales by $24.4 million for the three months ended November 30, 2003.

     The reasons for the change in sales for the three month period ended November 30, 2003 are as follows:

Increase
Tonnage	1.0%
Translation effect	9.2
Price/Mix	1.4

11.6%

The majority of the tonnage increase for the November 2003 quarter was due to higher sales of manufactured products. An increase of 8.9% in shipments of European manufactured products offset a decline in the sale of commodity products. North American tonnage was up 2.8% with 60.0% of the increase generated from manufacturing operations.

A comparison of gross profit dollars and percentages by business segment for the three month period ended November 30, 2003 and 2002 are as follows:

(In thousands)

	For the three months ended
	November 30,		Increase
Gross profit $	2003	2002	$	%
Europe	$34,606	$30,404	$4,202	13.8
North America	12,263	11,317	946	8.4

	$46,869	$41,721	$5,148	12.3

	For the three months ended
	November 30,
Gross profit %	2003	2002
Europe	17.9	18.2
North America	11.8	11.3
Consolidated	15.7	15.6

European gross profit dollars were higher for the three months ended November 30, 2003, primarily due to the effects of exchange rates, primarily the Euro.

Gross profits in North America were up slightly in the three month period ended November 30, 2003 due to the fiscal 2003 restructuring program which lowered the North American cost structure, increased operational efficiencies and also a 2.8% increase in tonnage.

A comparison of capacity utilization levels for the three months ended November 30, 2003 and 2002 is as follows:

	2003	2002
Europe	88%	82%
North America	88%	81%
Worldwide	88%	81%

European capacity utilization increased for the three months ended November 30, 2003 primarily due to increased production levels required to meet higher customer demand. North American capacity utilization increased primarily as a result of closing the manufacturing plant in Orange, Texas in August 2003.

Selling, general and administrative expenses were $29.3 million for the three months ended November 30, 2003, an increase of $2.5 million or 9.4% from the same period last year. The majority of this increase was due to the translation effect from the lower U.S. dollar which increased these expenses by $2.3 million.

During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company had completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8,616,000, net of a curtailment gain of $288,000, for the year ended August 31, 2003. The charge was primarily non-cash and is summarized below:

(in thousands)

			Accrual		Accrual
	Original		balance		balance
	charge	Incurred	8/31/03	Incurred	11/30/03
Employee related costs	$1,972	$(143)	$1,829	$(890)	$939

Other Costs	4,265	(3,794)	471	(325)	146

Restructuring	6,237	(3,937)	2,300	(1,215)	1,085

Accelerated Depreciation, included in cost of sales	2,379	(2,379)	—	—	—

	$8,616	$(6,316)	$2,300	$(1,215)	$1,085

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a

$1,300,000 write-down of the Texas manufacturing facility based on fair value of the property, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At November 30, 2003 the Company has remaining reserves of $1,085,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next nine months.

Foreign currency transaction losses were the result of changes in the value of currencies in major areas where the Company operates. The majority of the loss for the three months ended November 30, 2003 relates primarily to changes in the value of the U.S. dollar compared with the Canadian dollar.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of income (loss) before taxes and interest by business segment for the three months ended November 30, 2003 and 2002 is as follows:

	(in thousands)
			Increase
	2003	2002	(Decrease)
Europe	$17,447	$16,494	$953
North America	(580)	(1,193)	613

Income (loss) before taxes and interest	16,867	15,301	1,566
Interest expense, net	(719)	(702)	(17)

Income (loss) before taxes	$16,148	$14,599	$1,549

European income before taxes and interest for the 2003 quarter increased $0.9 million or 5.8% over 2002 primarily due to the translation effect from the increase in the value of the Euro.

Loss before taxes and interest of $0.6 million for the November 2003 quarter in North America was lower primarily due to the fiscal 2003 restructuring program which lowered the North American cost structure, increased operational efficiencies and also a 2.8% increase in tonnage.

Interest expense decreased in 2003 mainly due to lower average borrowings.

The effective tax rate of 40.9% and 42.8% for the three months ended November 30, 2003 and 2002, respectively, varies from the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

Subsequent to November 30, 2003, Germany adopted new tax legislation that will be effective in fiscal 2005. This legislation could potentially increase the Company’s German taxes up to approximately $4.0 million annually.

The translation effect of the weak dollar increased net income in 2003 by $1.6 million or $.05 per share.

Although net income for the quarter just ended was better than the year-ago period, volumes and margins were lower than expected. European order levels were down from the same period last year and margins declined. North America posted tonnage increases, but not to the extent anticipated. North American gross margins improved primarily due to the Company’s cost reduction initiatives of the prior year.

The Company’s fiscal second quarter is historically weaker than the first quarter due to the impact of the December holiday season. Although order levels are soft, the Company has recently noted some improvement in incoming order activity. The North American economy also is showing some signs of improvement, but the business environment continues to be difficult and extremely competitive. The U.S. dollar has weakened further and this will have a positive impact on net income in the months ahead. The Company’s current outlook indicates that net income per share for the fiscal second quarter ending February 29, 2004 will approximate the $0.15 per share reported in last year’s second quarter.

The Company remains committed to being a lower-cost producer so that it can compete effectively throughout worldwide markets. In addition, the Company has a strong balance sheet which provides it with the capability to pursue significant growth opportunities through new product innovation, market diversification and geographic expansion.

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

Liquidity and Capital Resources

The major sources of cash inflows are primarily net income and depreciation. The primary uses of cash for other than operations are generally cash dividends and capital expenditures. Presently, the Company anticipates that cash flow from operations and other sources will be sufficient to meet its short and long-term operational requirements.

	(in millions)
	November 30,	August 31,
	2003	2003	% Change
Cash and Cash Equivalents	$72.5	$62.8	15.4%
Working Capital	340.4	319.5	6.5
Long-Term Debt	55.6	68.7	(19.1)
Stockholders’ Equity	419.6	382.8	9.6

Net cash provided from operations was $22.1 million compared with $8.3 million in the same three-month period last year. The increase was primarily due to a decrease in inventories and an increase in accounts payable as a result of the Company’s profit improvement program and to support higher sales levels.

As of November 30, 2003, the current ratio was 3.4 to 1 and working capital was $340.4 million. Accounts payable increased from August 31, 2003 to November 30, 2003 by $13.3 million, primarily due to higher inventory levels of $5.1 million in Europe and the translation effect of foreign currencies, which increased accounts payables by $4.0 million. Accounts receivable increased $21.9 million as of November 30, 2003, compared with August 31, 2003, primarily because of increased sales and the $10.2 million positive translation impact of foreign currencies.

The Company’s cash and cash equivalents increased $9.7 million, or 15.4% from August 31, 2003. During the three months ended November 30, 2003, the Company repatriated approximately $11.5 million as dividends from a foreign subsidiary. The cash was used to repay long-term debt and for other working capital requirements.

Currently, the Company intends to repatriate approximately $25 million from its foreign operations during the second half of fiscal 2004. These funds will be used for reductions of long-term debt and other working capital requirements.

The Company decreased total long-term debt by $13.1 million during the three months ended November 30, 2003. Total long-term debt was $55.6 million as of November 30, 2003.

Capital expenditures for the three months ended November 30, 2003 were $6.0 million compared with $4.0 million last year. The largest amounts of capital expenditures occurred in China and Poland. The expenditures were for new manufacturing facilities in China and Poland. The Company anticipates both facilities will be operational in 2004.

The ratio of long-term liabilities to capital was 21.0% at November 30, 2003 and 23.9% at August 31, 2003. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this decrease were foreign currency translation of $24.3 million and net lower borrowings of $13.1 million under the revolving credit agreement.

The Company has a $130,000,000 revolving credit agreement which expires in October 2005. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

The Company has an outstanding private placement of $50,000,000 in Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of November 30, 2003, approximately $36.9 million of retained earnings was available for the payment of cash dividends. The Company’s latest review as of November 30, 2003 of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at November 30, 2003 is $1.1 million.

Aggregate maturities of long-term debt and capital lease obligations subsequent to November 30, 2003 are presented below:

(In thousands)

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Long-term Debt	$55,000	$—	$5,000	$—	$50,000
Capital Lease Obligations	1,093	503	590	—	—

	$56,093	$503	$5,590	$—	$50,000

Operating lease information is provided in footnote 12 of the Company’s Annual Report.

The Company’s outstanding commercial commitments at November 30, 2003 are not material to the Company’s financial position, liquidity or results of operations (See footnote 13).

During the three months ended November 30, 2003, the Company has declared and paid a quarterly cash dividend of $.135 per share. The total amount of this dividend was $4.1 million. Cash flow has been sufficient to fund the payment of this dividend.

During the three months ended November 30, 2003, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. Although no plans at present, the Company may repurchase additional common stock in fiscal year 2004 subject to market conditions. For the three months ended November 30, 2003, 473,391 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $6.4 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the three months ended November 30, 2003 increased this account by $24.3 million.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation Number 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was later revised in December 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the second quarter ending February 29, 2004 for special purpose entities and non-special purpose entities the third quarter ending May 31, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132-revised 2003”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132-

revised 2003, is effective for the Company’s financial statements in the fiscal year ending August 31, 2004, with interim-period disclosures required by this Statement for the quarter ending May 31, 2004. The adoption of SFAS 132-revised 2003 is not expected to have a material impact on the Company’s financial position or results of operations.

Cautionary Statements

Statements in this report which are not historical facts are forward-looking statements which involve risks and uncertainties and actual events or results could differ materially from those expressed or implied in this report. These “forward-looking statements” are based on currently available information. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from what we had expected. Examples of such uncertainties include, but are not limited to, the following:

•	Worldwide and regional economic, business and political conditions

•	Fluctuations in the value of currencies in major areas where the Company operates, i.e. the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah, etc.

•	Fluctuations in prices of plastic resins and other raw materials

•	Changes in customer demand and requirements

•	Outcome of any legal claims

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

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

Item 4 - Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed in the Company’s reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

     Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on December 4, 2003.

(b)	The following Class II Directors were elected at such annual meeting, each for a three-year term expiring in 2006:

James S. Marlen
Ernest J. Novak, Jr.
Robert A. Stefanko

Continuing Class III Directors serving until the 2004 annual meeting of stockholders:

Terry L. Haines
Dr. Paul Craig Roberts
James A. Karman
Joseph M. Gingo

Continuing Class I Directors serving until the 2005 annual meeting of stockholders:

Willard R. Holland
Dr. Peggy Miller
John B. Yasinsky

(c)	The following matters were voted on at the annual meeting of stockholders:

(1) Election of Class II Directors:

			Broker
Director Name	Votes For	Votes Withheld	Non-Votes
James S. Marlen	26,282,137	507,001	0
Ernest J. Novak, Jr.	26,281,588	507,550	0
Robert A. Stefanko	26,643,468	145,670	0

(2) Ratification of the selection of independent accountants for the fiscal year ending August 31, 2004:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
22,602,189	4,174,814	12,135	0

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Exhibit

31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

A Form 8-K was filed on January 8, 2004, under Item 12, furnishing the Company’s press release dated January 8, 2004 setting forth the Company’s earnings for the quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO

R. A. Stefanko, Executive Vice President - Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial
Officer of Registrant)

Exhibit Index

Exhibit Number	Description

31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350