Form 10-Q
period 2004-02-29
SCHULMAN A INC
filed 2004-04-09
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 29, 2004 or

     [  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

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

     Yes [X] No [  ]

Indicate by checkmark whether the Registrant is an Accelerated Filer (as defined in Exchange Act Rule 12b-2).     Yes [X] No [  ]

Number of common shares outstanding as of March 31, 2004 - 30,153,070

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net sales	$291,246	$268,185	$589,003	$535,051
Interest and other income	382	521	874	1,107

	291,628	268,706	589,877	536,158

Cost and expenses:
Cost of sales	248,609	229,170	499,497	454,315
Selling, general and administrative expenses	30,772	27,866	60,103	54,676
Interest expense	1,037	1,184	2,117	2,384
Foreign currency transaction loss (gain)	77	361	574	(157)
Minority interest	325	186	630	402

	280,820	258,767	562,921	511,620

Income before taxes	10,808	9,939	26,956	24,538
Provision for U.S. and foreign income taxes (Note 10)	5,498	5,266	12,102	11,521

Net income	5,310	4,673	14,854	13,017
Less: Preferred stock dividends	(14)	(14)	(27)	(27)

Net income applicable to common stock	$5,296	$4,659	$14,827	$12,990

Weighted-average number of shares outstanding (Note 6):
Basic	30,123	29,474	29,946	29,469
Diluted	30,588	29,827	30,314	29,894
Earnings per share (Note 6):
Basic	$0.18	$0.16	$0.50	$0.44

Diluted	$0.17	$0.15	$0.49	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	February 29,	August 31,
	2004	2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents (Note 4)	$81,826	$62,816
Accounts receivable, less allowance for doubtful accounts of $8,970 at February 29, 2004 and $8,814 at August 31, 2003	202,777	177,381
Inventories, average cost or market, whichever is lower	204,448	193,517
Prepaids, including tax effect of temporary differences	16,517	13,259

Total current assets	505,568	446,973
Other assets:
Deferred charges, etc., including tax effect of temporary differences	15,218	16,670
Goodwill	7,143	6,808
Intangible assets (Note 11)	325	392

	22,686	23,870
Property, plant and equipment, at cost:
Land and improvements	13,059	12,253
Buildings and leasehold improvements	123,052	112,323
Machinery and equipment	285,464	261,709
Furniture and fixtures	32,723	29,601
Construction in progress	10,532	5,053

	464,830	420,939
Accumulated depreciation and investment grants of $1,272 at February 29, 2004 and $1,177 at August 31, 2003	281,347	247,910

	183,483	173,029

	$711,737	$643,872

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	February 29,	August 31,
	2004	2003
	Unaudited
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$—	$24
Current portion of long-term debt	525	460
Accounts payable	84,805	66,347
U.S. and foreign income taxes payable	10,839	9,620
Accrued payrolls, taxes and related benefits	20,992	22,142
Other accrued liabilities	26,703	28,914

Total current liabilities	143,864	127,507
Long-term debt	60,615	68,698
Other long-term liabilities	58,554	51,454
Deferred income taxes	8,626	7,911
Minority interest	5,361	5,481
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,567 shares at February 29, 2004 and August 31, 2003	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value
Authorized - 75,000,000 shares
Issued - 39,358,299 shares at February 29, 2004 and 38,781,192 at August 31, 2003	39,358	38,781
Other capital	65,838	56,035
Accumulated other comprehensive income (Note 7)	27,904	(8,365)
Retained earnings	468,756	462,104
Treasury stock, at cost, 9,211,095 shares at February 29, 2004 and August 31, 2003	(164,231)	(164,231)
Unearned stock grant compensation	(3,965)	(2,560)

Common stockholders’ equity	433,660	381,764

Total stockholders’ equity	434,717	382,821

	$711,737	$643,872

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the six months ended,
	February 29,	February 28,
	2004	2003
	Unaudited
Provided from (used in) operating activities:
Net income	$14,854	$13,017
Items not requiring the current use of cash:
Depreciation and amortization	13,333	12,499
Non-current deferred taxes	2,501	803
Foreign pension and other deferred compensation	3,200	2,297
Postretirement benefit obligation	485	502
Minority interest in net income of subsidiaries	630	402
Changes in working capital:
Accounts receivable	(9,103)	(14,011)
Inventories	4,530	(18,586)
Prepaids	(485)	(399)
Accounts payable	12,796	4,087
Income taxes	(3,787)	(2,846)
Accrued payrolls and other accrued liabilities	(4,852)	1,481
Changes in other assets and other long-term liabilities	(429)	1,971

Net cash provided from operating activities	33,673	1,217

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(11,733)	(8,880)
Disposals of property, plant and equipment	106	222

Net cash used in investing activities	(11,627)	(8,658)

Provided from (used in) financing activities:
Cash dividends paid	(8,202)	(8,072)
Notes payable	(26)	—
Increase in long-term debt	—	10,853
Reduction in long-term debt	(8,172)	—
Cash distributions to minority shareholders	(750)	(1,000)
Exercise of stock options	7,836	789

Net cash provided from (used in) financing activities	(9,314)	2,570

Effect of exchange rate changes on cash	6,278	4,090

Net increase (decrease) in cash and cash equivalents	19,010	(781)
Cash and cash equivalents at beginning of period	62,816	63,984

Cash and cash equivalents at end of period	$81,826	$63,203

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

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

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

	(In thousands, except per share data)
	For the three months		For the six months
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net income applicable to common stock, as reported	$5,296	$4,659	$14,827	$12,990
Add: Stock-based employee compensation included in reported net income, net of tax	567	748	1,139	966
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(1,231)	(1,200)	(2,243)	(1,825)

Net income applicable to common stock, as adjusted	$4,632	$4,207	$13,723	$12,131

Earnings per share:
Basic - as reported	$0.18	$0.16	$0.50	$0.44
- as adjusted	$0.15	$0.14	$0.46	$0.41
Diluted - as reported	$0.17	$0.15	$0.49	$0.43
- as adjusted	$0.15	$0.15	$0.45	$0.41

(2)	The results of operations for the three and six months ended February 29, 2004 are not necessarily indicative of the results expected for the year ended August 31, 2004.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $45,602,000 at February 29, 2004 and $30,582,000 at August 31, 2003.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

(5)	A summary of the stockholders’ equity section for the six months ended February 29, 2004 and February 28, 2003 is as follows:

(In thousands)

(Unaudited)

				Accumulated
				Other
	Preferred	Common	Other	Comprehensive
	Stock	Stock	Capital	Income
Balance at September 1, 2003	$1,057	$38,781	$56,035	$(8,365)
Comprehensive income
Net income	—	—	—	—
Foreign currency translation gain	—	—	—	36,269
Total comprehensive income
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—
Common, $.27 per share	—	—	—	—
Stock options exercised	—	577	7,259	—
Grant of restricted stock	—	—	2,080	—
Non-cash stock based compensation	—	—	464	—
Amortization of restricted stock	—	—	—	—

Balance at February 29, 2004	$1,057	$39,358	$65,838	$27,904

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Unearned Stock	Total
	Retained	Treasury	Grant	Stockholders’
	Earnings	Stock	Compensation	Equity
Balance at September 1, 2003	$462,104	$(164,231)	$(2,560)	$382,821
Comprehensive income
Net income	14,854	—	—
Foreign currency translation gain	—	—	—
Total comprehensive income				51,123
Cash dividends paid or accrued:
Preferred, $2.50 per share	(27)	—	—	(27)
Common, $.27 per share	(8,175)	—	—	(8,175)
Stock options exercised	—	—	—	7,836
Grant of restricted stock	—	—	(2,080)	—
Non-cash stock based compensation	—	—	—	464
Amortization of restricted stock	—	—	675	675

Balance at February 29, 2004	$468,756	$(164,231)	$(3,965)	$434,717

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

(In thousands)

(Unaudited)

				Accumulated
				Other
	Preferred	Common	Other	Comprehensive
	Stock	Stock	Capital	Income
Balance at September 1, 2002	$1,057	$38,630	$51,974	$(31,230)
Comprehensive income
Net income	—	—	—	—
Foreign currency translation gain	—	—	—	19,201
Total comprehensive income
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—
Common, $.27 per share	—	—	—	—
Stock options exercised	—	57	732	—
Grant of restricted stock	—	—	1,585	—
Non-cash stock based compensation	—	—	434	—
Amortization of restricted stock	—	—	—	—

Balance at February 28, 2003	$1,057	$38,687	$54,725	$(12,029)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Unearned Stock	Total
	Retained	Treasury	Grant	Stockholders’
	Earnings	Stock	Compensation	Equity
Balance at September 1, 2002	$462,270	$(164,231)	$(2,109)	$356,361
Comprehensive income
Net income	13,017	—	—
Foreign currency translation gain	—	—	—
Total comprehensive income				32,218
Cash dividends paid or accrued:
Preferred, $2.50 per share	(27)	—	—	(27)
Common, $.27 per share	(8,046)	—	—	(8,046)
Stock options exercised	—	—	—	789
Grant of restricted stock	—	—	(1,585)	—
Non-cash stock based compensation	—	—	—	434
Amortization of restricted stock	—	—	532	532

Balance at February 28, 2003	$467,214	$(164,231)	$(3,162)	$382,261

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

(6)	Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

During the six months ended February 29, 2004, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. Although there are no plans at present, the Company may repurchase additional common stock in fiscal year 2004 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income are as follows:

	(In thousands)
	February 29,	August 31,
	2004	2003
	Unaudited
Foreign currency translation	$29,284	$(6,985)
Minimum pension liability adjustment	(1,380)	(1,380)

	$27,904	$(8,365)

(8)	A summary of the other comprehensive income section for the three and six months ended February 29, 2004 and February 28, 2003 is as follows:

		(In thousands)
	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net income	$5,310	$4,673	$14,854	$13,017
Other comprehensive income:
Foreign currency translation adjustment	11,925	17,426	36,269	19,201

Comprehensive income	$17,235	$22,099	$51,123	$32,218

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

(9)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. In 2004, the Company changed certain items of its corporate allocations between North America and Europe. Certain reported items of 2003 have been reclassified to conform to the 2004 presentation. A reconciliation of segment income (loss) to consolidated income before taxes is presented below:

(In thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended February 29, 2004
Sales to unaffiliated customers	$93,419	$197,827	$—	$291,246

Gross profit	$8,866	$33,771	$—	$42,637

Income (loss) before interest and taxes	$(3,248)	$14,789	$—	$11,541
Interest expense, net	$—	$—	$(733)	$(733)

Income (loss) before taxes	$(3,248)	$14,789	$(733)	$10,808

Three months ended February 28, 2003
Sales to unaffiliated customers	$94,502	$173,683	$—	$268,185

Gross profit	$8,389	$30,626	$—	$39,015

Income (loss) before interest and taxes	$(5,053)	$15,748	$—	$10,695
Interest expense, net	$—	$—	$(756)	$(756)

Income (loss) before taxes	$(5,053)	$15,748	$(756)	$9,939

Six months ended February 29, 2004
Sales to unaffiliated customers	$197,692	$391,311	$—	$589,003

Gross profit	$21,129	$68,377	$—	$89,506

Income (loss) before interest and taxes	$(3,828)	$32,236	$—	$28,408
Interest expense, net	$—	$—	$(1,452)	$(1,452)

Income (loss) before taxes	$(3,828)	$32,236	$(1,452)	$26,956

Six months ended February 28, 2003
Sales to unaffiliated customers	$194,373	$340,678	$—	$535,051

Gross profit	$19,706	$61,030	$—	$80,736

Income (loss) before interest and taxes	$(6,246)	$32,242	$—	$25,996
Interest expense, net	$—	$—	$(1,458)	$(1,458)

Income (loss) before taxes	$(6,246)	$32,242	$(1,458)	$24,538

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

The majority of the Company’s sales for the six months ended February 29, 2004 and February 28, 2003 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

	Percentage of sales
	for the six months
	ended
	February 29,	February 28,
Product Family	2004	2003
Color and additive concentrates	37%	36%
Polyolefins	27	27
Engineered compounds	27	25
Polyvinyl chloride (PVC)	5	5
Other	4	7

	100%	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

(10)	The effective tax rate of 50.9% and 44.9% for the three and six months ended February 29, 2004, respectively, and 53.0% and 47.0% for the three and six months ended February 28, 2003, respectively, is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

Germany adopted new tax legislation that will be effective in fiscal 2005. This legislation could potentially increase the Company’s German taxes by up to approximately $4 million annually.

(11)	Accumulated amortization for intangible assets was approximately $955,000 and $753,000 at February 29, 2004 and August 31, 2003, respectively. The amortization expense for intangible assets was approximately $59,000 and $115,000 for the three and six months ended February 29, 2004, and $51,000 and $99,000 for the three and six months ended February 28, 2003, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(12)	During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8,616,000, net of a curtailment gain of $288,000, for the year ended August 31, 2003. The charge was primarily non-cash and is summarized below:

(in thousands)

	Original	Incurred	Accrual	Incurred	Accrual
	charge	fiscal 2003	balance 8/31/03	fiscal 2004	balance 2/29/04
Employee related costs	$1,972	$(143)	$1,829	$(1,414)	$415
Other Costs	4,265	(3,794)	471	(471)	—

Restructuring	6,237	(3,937)	2,300	(1,885)	415
Accelerated Depreciation, included in cost of sales	2,379	(2,379)	—	—	—

	$8,616	$(6,316)	$2,300	$(1,885)	$415

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003 a $1,300,000 write-down of the Texas manufacturing facility based on fair value of the property, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At February 29, 2004 the Company has remaining reserves of $415,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next seven months.

(13)	In January 2003, the FASB issued Interpretation Number 46, (“FIN 46”), Consolidation of Variable Interest Entities, which was later revised in December 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 for the Company’s second quarter ending February 29, 2004 for special purpose entities and for non-special purpose entities the third quarter ending May 31, 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

(14)	In December 2003, the FASB issued a revision to FASB Statement No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132-revised 2003”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132-revised 2003, is effective for the Company’s financial statements in the fiscal year ending August 31, 2004, with interim-period disclosures required by this Statement for the quarter ending May 31, 2004. The adoption of SFAS 132-revised 2003 is not expected to have an impact on the Company’s financial position or results of operations.

(15)	On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-1 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. Specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued could require the Company to change previously reported information. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended February 29, 2004 do not reflect the effect of the Act. The adoption of FSP 106-1 is not expected to have a material impact on the Company’s financial position or results of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2004 and February 28, 2003

(16)	The Company entered into a long-term supply agreement with a producer of thermoplastic polyurethane (TPU). Under the supply agreement effective January 2002, the Company is required to purchase, and the producer is required to supply, a minimum of 80% of the Company’s annual TPU requirements, through calendar year 2006. Subsequent to August 31, 2003, per the terms of the agreement, the Company served notice of termination of the supply agreement. The products received from the producer were considered unstable and did not meet acceptable specifications for the Company. This resulted in significant customer complaints and increased costs and inefficiencies. The Company believed that there was a material breach of the contract conditions by the producer. The producer claimed that it was not in breach of the supply agreement.

The Company also has a formal agreement for the purchase of TPU with another supplier that expires in fiscal 2004. As of August 31, 2003, both agreements combined provided for quantities in excess of the anticipated production requirements of the Company. Since the Company had served notice of termination for the first mentioned supplier agreement, no provision was recorded as of August 31, 2003.

In late January 2004, the Company reinstated the terms of the original long-term supply agreement in a good faith effort to resolve the instability and technical specifications of the product. In conjunction with the contract reinstatement, minimum usage requirements were clarified. This reduced the Company’s purchase obligation. The 80% minimum requirement applies to selected material applications instead of all TPU requirements. Currently, both agreements combined do not provide for quantities beyond the anticipated production requirements, for the contract period through 2006.

(17)	On March 19, 2004, the Company entered into an interest rate swap to take advantage of lower short-term borrowing costs. Currently, this swap converts $25 million of the $50 million in long-term fixed rate debt to variable rate debt and is designated as a fair value hedge.

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations

Higher prices, product mix and a positive translation effect of foreign currencies were the contributing factors that resulted in increases in sales. Net income for the quarter ended February 29, 2004 was higher due to the positive translation effect of foreign currencies and reduced North American losses. The reduction in North American loss before interest and taxes was due to better profit margins and lower costs from the fiscal 2003 restructuring program.

A comparison of consolidated sales by business segment for the three and six months ended February 29, 2004 and February 28, 2003 is as follows:

	(In thousands)				(In thousands)
	Three months ended February 29 and February 28,				Six months ended February 29 and February 28,
			Increase/(decrease)				Increase
Sales	2004	2003	$	%	2004	2003	$	%
Europe	$197,827	$173,683	$24,144	13.9%	$391,311	$340,678	$50,633	14.9%
North America	93,419	94,502	(1,083)	-1.1%	197,692	194,373	3,319	1.7%

	$291,246	$268,185	$23,061	8.6%	$589,003	$535,051	$53,952	10.1%

The two largest markets served by the Company are the packaging and automotive markets. For the six months ended February 29, 2004 approximately 36% of consolidated sales were derived from packaging and 22% from the automotive market. For the six months ended February 28, 2003, approximately 40% and 28% of consolidated sales were derived from the packaging and automotive markets.

The majority of the Company’s sales can be classified into four primary product families. The approximate percentage of consolidated sales for these product families for the six months ended February 29, 2004 and February 28, 2003 are presented below:

	Percentage of sales
	for the six months ended
	February 29,	February 28,
Product Family	2004	2003
Color and additive concentrates	37%	36%
Polyolefins	27	27
Engineered compounds	27	25
Polyvinyl chloride (PVC)	5	5
Other	4	7

	100%	100%

The translation effect of the weak U.S. dollar increased sales by $26.8 million or 10.0% for the quarter and $51.3 million or 9.6 % for the six months ended February 29, 2004.

The reasons for the change in sales for the three and six months ended February 29, 2004, respectively, are as follows:

	Increase (decrease)
	Three months	Six months
	ended	ended
	February 29, 2004	February 29, 2004
Price and product mix	6.3%	3.9%
Translation effect	10.0	9.6
Tonnage	(7.7)	(3.4)

	8.6%	10.1%

The tonnage decrease for the February 2004 quarter relates primarily to manufactured and commodity products. The tonnage decrease for the six months ended February 29, 2004 was due mainly to lower sales of commodity products offset by an increase in European manufactured products.

A comparison of gross profit dollars and percentages by business segment for the three and six months ended February 29, 2004 and February 28, 2003 are as follows:

		(In thousands)
	For the three months ended		Increase
	February 29,	February 28,
Gross profit $	2004	2003	$	%
Europe	$33,771	$30,626	$3,145	10.3
North America	8,866	8,389	477	5.7

	$42,637	$39,015	$3,622	9.3

Gross profit %
Europe	17.1	17.6
North America	9.5	8.9
Consolidated	14.6	14.5

		(In thousands)
	For the six months ended		Increase
	February 29,	February 28,
Gross profit $	2004	2003	$	%
Europe	$68,377	$61,030	$7,347	12.0
North America	21,129	19,706	1,423	7.2

	$89,506	$80,736	$8,770	10.9

Gross profit %
Europe	17.5	17.9
North America	10.7	10.1
Consolidated	15.2	15.1

European gross profit dollars were higher for the three and six months ended February 29, 2004, primarily due to the translation effect of exchanges rates, primarily the Euro, which increased margins $4.5 million and $9.1 million, respectively.

Gross profits in North America were up slightly in the three and six months ended February 29, 2004, due to higher prices and the fiscal 2003 restructuring program which lowered the North American cost structure and increased operational efficiencies.

A comparison of capacity utilization levels for the three and six months ended February 29, 2004 and February 28, 2003 is as follows:

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Europe	79%	79%	84%	82%
North America	81%	76%	85%	78%
Worldwide	80%	78%	84%	81%

European capacity utilization remained stable for the three and six months ended February 29, 2004 while North American capacity utilization increased primarily as a result of closing the manufacturing plant in Orange, Texas in August 2003.

Selling, general and administrative expenses were $30.8 million and $60.1 million for the three and six months ended February 29, 2004, respectively. This represents an increase of $2.9 million or 10.4% for the quarter and $5.4 million or 10.0% for the six months ended February 29, 2004 compared with the same periods last year. The majority of this increase was due to the translation effect from the lower U.S. dollar which increased these expenses by $2.3 million for the quarter and $4.7 million for the six months ended February 29, 2004. In addition, costs relating to Section 404 of the Sarbanes-Oxley Act were $0.4 million in the quarter and $1.2 million for the six months ended February 29, 2004.

During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8,616,000, net of a curtailment gain of $288,000, for the year ended August 31, 2003. The charge was primarily non-cash and is summarized below:

	(in thousands)
			Accrual		Accrual
	Original	Incurred	balance	Incurred	balance
	charge	fiscal 2003	8/31/03	fiscal 2004	2/29/04
Employee related costs	$1,972	$(143)	$1,829	$(1,414)	$415
Other Costs	4,265	(3,794)	471	(471)	—

Restructuring	6,237	(3,937)	2,300	(1,885)	415
Accelerated Depreciation, included in cost of sales	2,379	(2,379)	—	—	—

	$8,616	$(6,316)	$2,300	$(1,885)	$415

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility based on fair value of the property, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At February 29, 2004 the Company has remaining reserves of $415,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next seven months.

Foreign currency transaction losses were the result of changes in the value of currencies in major areas where the Company operates. The majority of the loss for the six months ended February 29, 2004 relates primarily to changes in the value of the U.S. dollar compared with mainly the Canadian dollar.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of income (loss) before taxes and interest by business segment for the three and six months ended February 29, 2004 and February 28, 2003 is as follows:

			(In thousands)
	For the three months ended			For the six months ended
	February 29,	February 28,	Increase	February 29,	February 28,	Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Europe	$14,789	$15,748	$(959)	$32,236	$32,242	$(6)
North America	(3,248)	(5,053)	1,805	(3,828)	(6,246)	2,418

Income before taxes and interest	11,541	10,695	846	28,408	25,996	2,412
Interest expense, net	(733)	(756)	23	(1,452)	(1,458)	6

Income before taxes	$10,808	$9,939	$869	$26,956	$24,538	$2,418

European income before taxes and interest for the February 2004 quarter decreased $1.0 million or 6.1% over 2003 primarily due to the decline in profit margins on sales of commodity products. The effect of foreign currency increased income before taxes by $2.2 million for the quarter and $4.5 million for the six months.

Loss before taxes and interest of $3.2 million for the February 2004 quarter in North America was down primarily due to improved gross profit margins and the fiscal 2003 restructuring program which lowered the North American cost structure and increased operational efficiencies.

Interest expense decreased in 2004 mainly due to lower average borrowings.

The effective tax rate of 50.9% and 44.9% for the three and six months ended February 29, 2004, respectively, and 53.0% and 47.0% for the three and six months ended February 28, 2003, respectively, is greater than the statutory rate of 35% primarily because no tax benefit is available or has been recognized on losses in the United States.

Germany adopted new tax legislation that will be effective in fiscal 2005. This legislation could potentially increase the Company’s German taxes by up to approximately $4.0 million annually.

The translation effect of foreign currencies, primarily the Euro, increased net income in 2004 by $1.5 million for the quarter and $3.1 million for the six months ended February 29, 2004.

The Company entered into a long-term supply agreement with a producer of thermoplastic polyurethane (TPU). Under the supply agreement effective January 2002, the Company is required to purchase, and the producer is required to supply, a minimum of 80% of the Company’s annual TPU requirements, through calendar year 2006. Subsequent to August 31, 2003, per the terms of the agreement, the Company served notice of termination of the supply agreement. The products received from the producer were considered unstable and did not meet acceptable specifications for the Company. This resulted in significant customer complaints and increased costs and inefficiencies. The Company believed that there was a material breach of the contract conditions by the producer. The producer claimed that it was not in breach of the supply agreement.

The Company also has a formal agreement for the purchase of TPU with another supplier that expires in fiscal 2004. As of August 31, 2003, both agreements combined provided for quantities in excess of the anticipated production requirements of the Company. Since the Company had served notice of termination for the first mentioned supplier agreement, no provision was recorded as of August 31, 2003.

In late January, 2004, the Company reinstated the terms of the original long-term supply agreement in a good faith effort to resolve the instability and technical specifications of the product. In conjunction with the contract reinstatement, minimum usage requirements were clarified. This reduced the Company’s purchase obligation. The 80% minimum requirement applies to selected material applications instead of all TPU requirements. Currently, both agreements combined do not provide for quantities beyond the anticipated production requirements, for the contract period through 2006.

Net income for the second quarter was better than last year, even though the month of December 2003, typically a soft month, was worse than anticipated. In the latter part of the quarter, the Company saw an improvement in orders, especially in Germany. In North America, however, the Company continues to experience declines in volume, especially as prices are raised to cover the higher cost of plastic resins primarily due to increases in the costs of oil and natural gas.

Nevertheless, the Company anticipates a strong improvement in fiscal third-quarter net income per share to approximately $.30 or more, compared with the third quarter of last year when net income was $0.08 per share after restructuring charges of $4.1 million.

The translation effect of foreign currencies will continue to have a positive impact on third-quarter net income. The Company also anticipates some volume improvement in the third quarter. The gross profit margin in North America should also improve due to its commitment to increase selling prices to cover the higher cost of plastic resins. In addition, the Company will continue to benefit from the efficiencies and cost reductions resulting from last year’s North American restructuring program. The Company also has reduced costs in its European operations by reducing shifts and employment levels on selected lines at certain locations.

The Company does not expect to see any major change in the competitive environment for its industry, at least in the near term. The Company will continue to monitor conditions to ensure that its manufacturing capacity is properly aligned with market demand. In order to effectively compete, the Company needs to be not only a low-cost and efficient producer, but also to be close to its customers throughout the world. Its financial resources and balance sheet strength enable it to implement actions that maintain its position as one of the leaders in the industry. The Company remains confident in its ability to pursue growth opportunities throughout the worldwide markets.

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

Liquidity and Capital Resources

The major sources of cash inflows are primarily net income, depreciation and the exercise of stock options. The primary uses of cash for other than operations are generally cash dividends, debt repayment and capital expenditures. Presently, the Company anticipates that cash flow from operations and other sources will be sufficient to meet its short and long-term operational requirements.

	(in millions)
	February 29,	August 31,
	2004	2003	% Change
Cash and Cash Equivalents	$81.8	$62.8	30.3%
Working Capital	361.7	319.5	13.2
Long-Term Debt	60.6	68.7	(11.7)
Stockholders’ Equity	434.7	382.8	13.5

Net cash provided from operations for the six months ended February 29, 2004 was $33.7 million compared with $1.2 million in the same six-month period last year. The increase was primarily due to a decrease in inventories as a result of the Company’s profit improvement program and favorable changes in accounts receivable and accounts payable compared to last year.

As of February 29, 2004, the current ratio was 3.5 to 1 and working capital was $361.7 million, an increase of $42.2 million. The primary reason for the increase was the positive effect of foreign currency translation of $29.2 million. Accounts receivable increased $25.4 million as of February 29, 2004, compared with August 31, 2003, primarily because of increased sales and the $16.8 million positive translation impact of foreign currencies. Accounts payable increased from August 31, 2003 to February 29, 2004 by $18.5 million, primarily due to the translation effect of foreign currencies, which increased accounts payable by $6.6 million.

The Company’s cash and cash equivalents increased $19.0 million, or 30.3% from August 31, 2003. During the six months ended February 29, 2004, the Company repatriated approximately $16.4 million as dividends from foreign subsidiaries. The cash was used to repay long-term debt and for other working capital requirements.

Currently, the Company intends to repatriate approximately $35 million from its foreign operations during the second half of fiscal 2004. These funds will be used for reductions of long-term debt and other working capital requirements.

The Company decreased total long-term debt by $8.1 million during the six months ended February 29, 2004. Total long-term debt was $60.6 million as of February 29, 2004.

Capital expenditures for the six months ended February 29, 2004 were $11.7 million compared with $8.9 million last year. The largest amounts of capital expenditures were for the construction of new manufacturing facilities in China and Poland, both of which the Company anticipates will be operational later this year.

The ratio of long-term liabilities to capital was 21.5% at February 29, 2004 and 23.9% at August 31, 2003. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this decrease were foreign currency translation of $36.3 million and net lower borrowings of $8.0 million under the revolving credit agreement.

The Company has a $130,000,000 revolving credit agreement which expires in October 2005. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

The Company has an outstanding private placement of $50,000,000 in Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of February 29, 2004, approximately $35.3 million of retained earnings was available for the payment of cash dividends. The Company’s latest review as of February 29, 2004 of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

On March 19, 2004, the Company entered into an interest rate swap to take advantage of lower short-term borrowing costs. Currently, this swap converts $25 million of the $50 million in long-term fixed rate debt to variable rate debt and is designated as a fair value hedge.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at February 29, 2004 is $1.1 million.

Aggregate maturities of long-term debt and capital lease obligations subsequent to February 29, 2004 are presented below:

	(In thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term Debt	$60,000	$—	$10,000	$—	$50,000
Capital Lease Obligations	1,140	525	615	—	—

	$61,140	$525	$10,615	$—	$50,000

Operating lease information is provided in footnote 12 of the Company’s Annual Report.

The Company’s outstanding commercial commitments at February 29, 2004 are not material to the Company’s financial position, liquidity or results of operations (See footnote 16).

During the six months ended February 29, 2004, the Company has declared and paid a quarterly cash dividends totaling $.27 per share. The total amount of these dividend was $8.2 million. Cash flow has been sufficient to fund the payment of this dividend.

During the six months ended February 29, 2004, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a six million-share authorization approved by the Board of Directors in August 1998. Although no plans at present, the Company may repurchase additional common stock in fiscal year 2004 subject to market conditions. For the six months ended February 29, 2004, 577,107 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $7.8 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the six months ended February 29, 2004 increased this account by $36.3 million.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation Number 46, (“FIN 46”), Consolidation of Variable Interest Entities, which was later revised in December 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 for the Company’s second quarter ending February 29, 2004 for special purpose entities and for non-special purpose entities the third quarter ending May 31, 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to FASB Statement No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132-revised 2003”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132-revised 2003, is effective for the Company’s financial statements in the fiscal year ending August 31, 2004, with interim-period disclosures required by this Statement for the quarter ending May 31, 2004. The adoption of SFAS 132-revised 2003 is not expected to have an impact on the Company’s financial position or results of operations.

On January 12, 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-1 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently. Specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued could require the Company to change previously reported information. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. The Company’s measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended February 29, 2004 do not reflect the effect of the Act. The adoption of FSP 106-1 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. The company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. The company enters into interest rate swap contracts to manage its interest cots. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 6 – Exhibits and Reports on Form 8-K

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

Date: April 9, 2004	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)