Form 10-Q
period 2004-05-31
SCHULMAN A INC
filed 2004-07-12
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2004

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

     Yes [X]   No [  ]

Number of common shares outstanding as of June 30, 2004 – 30,335,223

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(In thousands except per share data)

	For the three months ended May 31,		For the nine months ended May 31,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net sales	$331,271	$298,402	$920,274	$833,453
Interest and other income	731	419	1,605	1,526

	332,002	298,821	921,879	834,979

Cost and expenses:
Cost of sales	280,136	253,542	779,633	707,857
Selling, general and administrative expenses	30,642	29,038	90,746	83,714
Interest expense	1,066	1,149	3,183	3,533
Foreign currency transaction loss (gain)	(511)	2,189	62	2,032
Restructuring expense - N. America (Note 12)	295	4,093	295	4,093
Minority interest	427	204	1,057	606

	312,055	290,215	874,976	801,835

Income before taxes	19,947	8,606	46,903	33,144
Provision for U.S. and foreign income taxes (Note 10)	7,026	6,226	19,128	17,747

Net income	12,921	2,380	27,775	15,397
Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$12,908	$2,367	$27,735	$15,357

Weighted-average number of shares outstanding (Note 6):
Basic	30,232	29,496	30,041	29,478
Diluted	30,697	29,737	30,442	29,842
Earnings per share (Note 6):
Basic	$0.43	$0.08	$0.93	$0.52

Diluted	$0.42	$0.08	$0.91	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	May 31,	August 31,
	2004	2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents (Note 4)	$87,863	$62,816
Accounts receivable, less allowance for doubtful accounts of $9,330 at May 31, 2004 and $8,814 at August 31, 2003	215,681	177,381
Inventories, average cost or market, whichever is lower	211,269	193,517
Prepaids, including tax effect of temporary differences	12,950	13,259

Total current assets	527,763	446,973
Other assets:
Deferred charges, etc., including tax effect of temporary differences	14,183	16,670
Goodwill	7,075	6,808
Intangible assets (Note 11)	262	392

	21,520	23,870
Property, plant and equipment, at cost:
Land and improvements	12,884	12,253
Buildings and leasehold improvements	121,517	112,323
Machinery and equipment	276,609	261,709
Furniture and fixtures	32,534	29,601
Construction in progress	13,865	5,053

	457,409	420,939
Accumulated depreciation and investment grants of $1,207 at May 31, 2004 and $1,177 at August 31, 2003	276,836	247,910

	180,573	173,029

	$729,856	$643,872

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(In thousands)

	May 31,	August 31,
	2004	2003
	Unaudited
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$—	$24
Current portion of long-term debt	511	460
Accounts payable	96,104	66,347
U.S. and foreign income taxes payable	10,751	9,620
Accrued payrolls, taxes and related benefits	24,760	22,142
Other accrued liabilities	27,400	28,914

Total current liabilities	159,526	127,507
Long-term debt	58,898	68,698
Other long-term liabilities	59,101	51,454
Deferred income taxes	8,451	7,911
Minority interest	5,788	5,481
Commitments and contingencies	—	—
Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, 10,566 shares outstanding at May 31, 2004 and 10,567 shares at August 31, 2003	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value Authorized - 75,000,000 shares Issued - 39,519,430 shares at May 31, 2004 and 38,781,192 at August 31, 2003	39,519	38,781
Other capital	68,667	56,035
Accumulated other comprehensive income (Note 7)	19,127	(8,365)
Retained earnings	477,528	462,104
Treasury stock, at cost, 9,211,095 shares at May 31, 2004 and August 31, 2003	(164,231)	(164,231)
Unearned stock grant compensation	(3,575)	(2,560)

Common stockholders’ equity	437,035	381,764

Total stockholders’ equity	438,092	382,821

	$729,856	$643,872

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(In thousands)

	For the nine months ended
	May 31,
	2004	2003
	Unaudited
Provided from (used in) operating activities:
Net income	$27,775	$15,397
Items not requiring the current use of cash:
Depreciation	19,651	19,062
Non-current deferred taxes	3,792	(235)
Foreign pension and other deferred compensation	4,993	3,839
Postretirement benefit obligation	731	597
Minority interest in net income of subsidiaries	1,057	606
Restructuring charge	161	3,448
Changes in working capital:
Accounts receivable	(25,582)	(16,928)
Inventories	(5,678)	(27,223)
Prepaids	138	(315)
Accounts payable	25,730	(560)
Income taxes	(2,391)	(112)
Accrued payrolls and other accrued liabilities	1,673	2,920
Changes in other assets and other long-term liabilities	(869)	1,341

Net cash provided from operating activities	51,181	1,837

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(17,530)	(13,598)
Disposals of property, plant and equipment	(465)	200

Net cash used in investing activities	(17,995)	(13,398)

Provided from (used in) financing activities:
Cash dividends paid	(12,351)	(12,117)
Notes payable	(27)	—
Reduction in long-term debt	(9,871)	(4,362)
Cash distributions to minority shareholders	(750)	(1,600)
Exercise of stock options	10,637	1,167

Net cash used in financing activities	(12,362)	(16,912)

Effect of exchange rate changes on cash	4,223	6,762

Net increase (decrease) in cash and cash equivalents	25,047	(21,711)
Cash and cash equivalents at beginning of period	62,816	63,984

Cash and cash equivalents at end of period	$87,863	$42,273

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

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

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost (Certain reported items of 2003 have been reclassified to conform to the 2004 presentation):

(In thousands, except per share data)

		For the three months ended May 31,		For the nine months ended May 31,
		2004	2003	2004	2003
Net income applicable to common stock, as reported		$12,908	$2,367	$27,735	$15,357
Add: Stock-based employee compensation included in reported net income, net of tax		579	755	1,718	1,721
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax		(1,286)	(824)	(3,529)	(2,649)

Net income applicable to common stock, as adjusted		$12,201	$2,298	$25,924	$14,429

Earnings per share:
Basic	- as reported	$0.43	$0.08	$0.93	$0.52
	- as adjusted	$0.40	$0.08	$0.86	$0.49
Diluted	- as reported	$0.42	$0.08	$0.91	$0.51
	- as adjusted	$0.40	$0.07	$0.85	$0.48

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(2)	The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results expected for the year ended August 31, 2004.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $44,334,000 at May 31, 2004 and $30,582,000 at August 31, 2003.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(5)	A summary of the stockholders’ equity section for the nine months ended May 31, 2004 and 2003 is as follows:

(In thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2003	$1,057	$38,781	$56,035	$(8,365)	$462,104	$(164,231)	$(2,560)	$382,821
Comprehensive income:
Net income	—	—	—	—	27,775	—	—
Foreign currency translation gain	—	—	—	27,492	—	—	—
Total comprehensive income								55,267
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.405 per share	—	—	—	—	(12,311)	—	—	(12,311)
Stock options exercised	—	735	9,902	—	—	—	—	10,637
Issue of restricted stock	—	3	(3)	—	—	—	—	—
Grant of restricted stock	—	—	2,080	—	—	—	(2,080)	—
Non-cash stock based compensation	—	—	653	—	—	—	—	653
Amortization of restricted stock	—	—	—	—	—	—	1,065	1,065

Balance at May 31, 2004	$1,057	$39,519	$68,667	$19,127	$477,528	$(164,231)	$(3,575)	$438,092

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(In thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2002	$1,057	$38,630	$51,974	$(31,230)	$462,270	$(164,231)	$(2,109)	$356,361
Comprehensive income:
Net income	—	—	—	—	15,397	—	—
Foreign currency translation gain	—	—	—	46,170	—	—	—
Total comprehensive income								61,567
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.405 per share	—	—	—	—	(12,077)	—	—	(12,077)
Stock options exercised	—	87	1,080	—	—	—	—	1,167
Grant of restricted stock	—	—	1,585	—	—	—	(1,585)	—
Non-cash stock based compensation	—	—	886	—	—	—	—	886
Amortization of restricted stock	—	—	—	—	—	—	855	855

Balance at May 31, 2003	$1,057	$38,717	$55,525	$14,940	$465,550	$(164,231)	$(2,839)	$408,719

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(6)	Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

During the nine months ended May 31, 2004, no shares were repurchased by the Company under its existing repurchase authorization of 1.7 million shares. Although there are no plans at present, the Company may repurchase additional common stock in fiscal year 2004 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income are as follows:

(In thousands)

	May 31,	August 31,
	2004	2003
	Unaudited
Foreign currency translation	$20,507	$(6,985)
Minimum pension liability adjustment	(1,380)	(1,380)

	$19,127	$(8,365)

(8)	A summary of the other comprehensive income section for the three and nine months ended May 31, 2004 and 2003 is as follows:

(In thousands)

	For the three months ended May 31,		For the nine months ended May 31,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net income	$12,921	$2,380	$27,775	$15,397
Other comprehensive income:
Foreign currency translation adjustment	(8,777)	26,969	27,492	46,170

Comprehensive income	$4,144	$29,349	$55,267	$61,567

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(9)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. In 2004, the Company changed certain items of its corporate allocations between North America and Europe. Certain reported items of 2003 have been reclassified to conform to the 2004 presentation. A reconciliation of segment income to consolidated income (loss) before taxes is presented below:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(In thousands)

(Unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended May 31, 2004
Sales to unaffiliated customers	$109,317	$221,954	$—	$331,271

Gross profit	$13,492	$37,643	$—	$51,135

Income before interest and taxes	$1,215	$19,399	$—	$20,614
Interest expense, net	$—	$—	$(372)	$(372)
Restructuring expense (Note 12)	$—	$—	$(295)	$(295)

Income (loss) before taxes	$1,215	$19,399	$(667)	$19,947

Three months ended May 31, 2003
Sales to unaffiliated customers	$104,662	$193,740	$—	$298,402

Gross profit	$10,236	$34,624	$—	$44,860

Income (loss) before interest and taxes	$(5,200)	$18,725	$—	$13,525
Interest expense, net	$—	$—	$(826)	$(826)
Restructuring expense (Note 12)	$—	$—	$(4,093)	$(4,093)

Income (loss) before taxes	$(5,200)	$18,725	$(4,919)	$8,606

Nine months ended May 31, 2004
Sales to unaffiliated customers	$307,009	$613,265	$—	$920,274

Gross profit	$34,621	$106,020	$—	$140,641

Income (loss) before interest and taxes	$(2,613)	$51,635	$—	$49,022
Interest expense, net	$—	$—	$(1,824)	$(1,824)
Restructuring expense (Note 12)	$—	$—	$(295)	$(295)

Income (loss) before taxes	$(2,613)	$51,635	$(2,119)	$46,903

Nine months ended May 31, 2003
Sales to unaffiliated customers	$299,035	$534,418	$—	$833,453

Gross profit	$29,942	$95,654	$—	$125,596

Income (loss) before interest and taxes	$(11,446)	$50,967	$—	$39,521
Interest expense, net	$—	$—	$(2,284)	$(2,284)
Restructuring expense (Note 12)	$—	$—	$(4,093)	$(4,093)

Income (loss) before taxes	$(11,446)	$50,967	$(6,377)	$33,144

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

The majority of the Company’s sales for the nine months ended May 31, 2004 and 2003 can be classified into four primary product families. The approximate percentage of consolidated sales for these product families is as follows:

	Percentage of sales
	for the nine months
	ended May 31,
Product Family	2004	2003
Color and additive concentrates	36%	36%
Polyolefins	27	27
Engineered compounds	27	25
Polyvinyl chloride (PVC)	5	5
Other	5	7

	100%	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

(10)	The effective tax rate of 35.2% and 40.8% for the three and nine months ended May 31, 2004, respectively, and 72.3% and 53.5% for the three and nine months ended May 31, 2003, respectively, is greater than the statutory rate of 35% primarily because no tax benefits have been recognized on losses in the United States.

For the quarter ended May 31, 2003, included is a $4.1 million charge for restructuring in the United States. Due to improved profitability in Mexico, the Company recognized a $1.2 million tax benefit during the May 2003 quarter from the reversal of a valuation allowance on deferred tax assets.

Germany has adopted new tax legislation that will be effective in fiscal 2005. This legislation could increase the Company’s German taxes up to approximately $4 million annually.

(11)	Accumulated amortization for intangible assets was approximately $991,000 and $753,000 at May 31, 2004 and August 31, 2003, respectively. The amortization expense for intangible assets was approximately $55,000 and $170,000 for the three and nine months ended May 31, 2004 and $54,000 and $153,000 for the three and nine months ended May 31, 2003, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(12)	During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $4,093,000 in the quarter ended May 31, 2003 and $8,616,000 for the year ended August 31, 2003, net of a curtailment gain of $288,000. The charge was primarily non-cash and is summarized below:

(in thousands)

			Accrual			Accrual
	Original	Incurred	balance	2004	Incurred	balance
	charge	fiscal 2003	8/31/03	Charges	fiscal 2004	5/31/04
Employee related costs	$1,972	$(143)	$1,829	$—	$(1,681)	$148
Other Costs	4,265	(3,794)	471	295	(766)	—

Restructuring	6,237	(3,937)	2,300	295	(2,447)	148
Accelerated Depreciation, included in cost of sales	2,379	(2,379)	—	—	—	—

	$8,616	$(6,316)	$2,300	$295	$(2,447)	$148

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

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

During fiscal 2004, restructuring expense totaling $295,000 related primarily to the disposal of additional equipment and to work pertaining to the closing of the Texas facility. At May 31, 2004 the Company has remaining reserves of $148,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next four months.

(13)	In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires revisions to employers’ disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition provisions of SFAS No. 87 and SFAS No. 106. The annual disclosure requirements will be effective for the fiscal year ended August 31, 2004. The following provides the interim period disclosures required by SFAS No. 132 (revised 2003).

Net periodic pension cost recognized included the following components:

(in thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Service cost	$482	$343	$1,443	$1,027
Interest cost	700	542	2,042	1,626
Expected return on plan assets	(132)	(135)	(395)	(404)
Net amortization and other	224	74	528	224

Net periodic benefit cost	$1,274	$824	$3,618	$2,473

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2004 and 2003

Postretirement benefit cost included the following components:

(in thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Service cost	$263	$188	$788	$563
Interest cost	323	260	968	779
Net amortization and other	26	(2)	79	(6)

Net periodic benefit cost	$612	$446	$1,835	$1,336

(14)	On March 19, 2004, the Company entered into an interest rate swap to take advantage of lower short-term borrowing costs. Currently, this swap converts $25 million of the $50 million in long-term fixed rate debt to variable rate debt and is designated as a fair value hedge. As of May 31, 2004, the notional value of the underlying debt has been marked-to-market to $23.6 million and carries a variable interest rate of 5.7%. The interest rate swap has been recorded at fair market value of $1.4 million and is included in other current liabilities at May 31, 2004.

(15)	In January 2003, the FASB issued Interpretation Number 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was later revised in December 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the second quarter ending February 29, 2004 for special purpose entities and non-special purpose entities the third quarter ending May 31, 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

(16)	On May 19, 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. The adoption of FSP 106-2 in the Company’s first quarter of fiscal 2005 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations

Higher tonnage and the positive translation effect of foreign currencies were the major factors that resulted in increases in sales. Net income for the quarter ended May 31, 2004 was higher due to the positive translation effect of foreign currencies and reduced North American losses. The fiscal 2003 quarter included $4.1 million of restructuring charges relating to the discontinuance of manufacturing and a write-down of assets in Orange, Texas. The reduction in North American loss before interest and taxes was due to better profit margins and lower costs.

A comparison of consolidated sales by business segment for the three and nine months ended May 31, 2004 and 2003 is as follows:

	(In thousands)				(In thousands)
	Three months ended May 31,				Nine months ended May 31,
			Increase				Increase
	2004	2003	$	%	2004	2003	$	%
Sales
Europe	$221,954	$193,740	$28,214	14.6%	$613,265	$534,418	$78,847	14.8%
North America	109,317	104,662	4,655	4.4%	307,009	299,035	7,974	2.7%

	$331,271	$298,402	$32,869	11.0%	$920,274	$833,453	$86,821	10.4%

The two largest markets served by the Company are the packaging and automotive markets. For the nine months ended May 31, 2004 approximately 36% of consolidated sales were derived from packaging and 22% from the automotive market. For the nine months ended May 31, 2003, approximately 36% and 25% of consolidated sales were derived from the packaging and automotive markets, respectively.

The majority of the Company’s sales can be classified into four primary product families. The approximate percentage of consolidated sales for these product families for the nine months ended May 31, 2004 and 2003 are presented below:

	Percentage of sales
	for the nine months ended
	May 31,	May 31,
Product Family	2004	2003
Color and additive concentrates	36%	36%
Polyolefins	27	27
Engineered compounds	27	25
Polyvinyl chloride (PVC)	5	5
Other	5	7

	100%	100%

The translation effect of the weak U.S. dollar increased sales by $17.1 million or 5.7% for the quarter and $68.4 million or 8.2 % for the nine months ended May 31, 2004.

The reasons for the change in sales for the three and nine months ended May 31, 2004, respectively, are as follows:

	Increase (decrease)
	Three months	Nine months
	ended	ended
	May 31, 2004	May 31, 2004
Tonnage	8.1%	0.5%
Price and product mix	(2.8)	1.7
Translation effect	5.7	8.2

	11.0%	10.4%

The tonnage increase for the May 2004 quarter was up primarily due to an 11.8% increase in European volume.

A comparison of gross profit dollars and percentages by business segment for the three and nine months ended May 31, 2004 and May 31, 2003 are as follows:

	(In thousands)
	For the three months ended		Increase
	May 31, 2004	May 31, 2003	$	%
Gross profit $
Europe	$37,643	$34,624	$3,019	8.7
North America	13,492	10,236	3,256	31.8

	$51,135	$44,860	$6,275	14.0

Gross profit %
Europe	17.0	17.9
North America	12.3	9.8
Consolidated	15.4	15.0

	(In thousands)
	For the nine months ended		Increase
	May 31, 2004	May 31, 2003	$	%
Gross profit $
Europe	$106,020	$95,654	$10,366	10.8
North America	34,621	29,942	4,679	15.6

	$140,641	$125,596	$15,045	12.0

Gross profit %
Europe	17.3	17.9
North America	11.3	10.0
Consolidated	15.3	15.1

European gross profit dollars were higher for the three and nine months ended May 31, 2004, primarily due to the translation effect of exchanges rates, primarily the Euro, which increased margins $2.9 million and $12.0 million, respectively. The decline in European gross profit percentage for the three and nine months ended May 31, 2004 periods was due to declining margins on the sale of commodity products.

Gross profits and percentages in North America were up slightly in the three and nine months ended May 31, 2004, due to higher sales prices and the benefits derived from the fiscal 2003 restructuring program, which lowered the North American cost structure and improved plant utilization.

A comparison of capacity utilization levels for the three and nine months ended May 31, 2004 and May 31, 2003 is as follows:

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Europe	98%	100%	90%	94%
North America	95%	77%	86%	77%
Worldwide	97%	89%	88%	86%

European manufacturing plants operated at close to full capacity for the three months ended May 31, 2004. North American capacity utilization increased primarily as a result of closing the manufacturing plant in Orange, Texas in August 2003. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant. Fiscal 2003 utilization data has been restated for comparative purposes.

Selling, general and administrative expenses increased $1.6 million or 5.5% for the quarter and $7.0 million or 8.4% for the nine months ended May 31, 2004, compared with the same periods last year. The majority of this increase was due to the translation effect from the lower U.S. dollar, which increased these expenses by $1.4 million for the quarter and $6.0 million for the nine months ended May 31, 2004 and expenditures related to Sarbanes-Oxley compliance of $0.8 million and $2.0 million for the three and nine months ended May 31, 2004, respectively.

During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $4,093,000 in the quarter ended May 31, 2003 and $8,616,000 for the year ended August 31, 2003, net of a curtailment gain of $288,000. The charge was primarily non-cash and is summarized below:

	(in thousands)
			Accrual			Accrual
	Original	Incurred	balance	2004	Incurred	balance
	charge	fiscal 2003	8/31/03	Charges	fiscal 2004	5/31/04
Employee related costs	$1,972	$(143)	$1,829	$—	$(1,681)	$148
Other Costs	4,265	(3,794)	471	295	(766)	—

Restructuring	6,237	(3,937)	2,300	295	(2,447)	148
Accelerated Depreciation, included in cost of sales	2,379	(2,379)	—	—	—	—

	$8,616	$(6,316)	$2,300	$295	$(2,447)	$148

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

During fiscal 2004, restructuring expense totaling $295,000 related primarily to the disposal of additional equipment and to work pertaining to the closing of the Texas facility. At May 31, 2004 the Company has remaining reserves of $148,000 related to cash out-flows primarily for employee severance costs, which are expected to be paid during the next four months.

Foreign currency transaction gains or losses were the result of changes in the value of currencies in major areas where the Company operates. The majority of the gain for the three months ended May 31, 2004 relates primarily to changes in the value of the U.S. dollar compared with mainly the Mexican peso and the Canadian dollar.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of income (loss) before taxes, interest and restructuring for each business segment for the three and nine months ended May 31, 2004 and May 31, 2003 is as follows:

	(in thousands)
	For the three months ended May 31,			For the nine months ended May 31,
	2004	2003	Increase	2004	2003	Increase
Europe	$19,399	$18,725	$674	$51,635	$50,967	$668
North America	1,215	(5,200)	6,415	(2,613)	(11,446)	8,833
Restructuring (Note 12)	(295)	(4,093)	3,798	(295)	(4,093)	3,798
Interest expense, net	(372)	(826)	454	(1,824)	(2,284)	460

Income before taxes	$19,947	$8,606	$11,341	$46,903	$33,144	$13,759

European income before taxes and interest for the May 2004 quarter increased $0.7 million or 3.6% over 2003 primarily due to the effect of foreign currencies, which increased European income before taxes by $1.5 million.

North American income before taxes and interest of $1.2 million for the May 2004 quarter in North America was higher primarily due to improved gross profit margins and the fiscal 2003 restructuring program, which lowered the North American cost structure and improved plant utilization.

Interest expense decreased in 2004 mainly due to lower average borrowings.

The effective tax rate of 35.2% and 40.8% for the three and nine months ended May 31, 2004, respectively, and 72.3% and 53.5% for the three and nine months ended May 31, 2003,

respectively, is greater than the statutory rate of 35% primarily because no tax benefits have been recognized on losses in the United States.

The quarter ended May 31, 2003 included a $4.1 million charge for restructuring in the United States. Due to improved profitability in Mexico, the Company recognized a $1.2 million tax benefit during the May 2003 quarter from the reversal of a valuation allowance on deferred tax assets.

Germany has adopted new tax legislation that will be effective in fiscal 2005. This legislation could increase the Company’s German taxes up to approximately $4 million annually.

The translation effect of foreign currencies, primarily the euro, increased net income in 2004 by $1.1 million for the quarter and $4.2 million for the nine months ended May 31, 2004.

A new manufacturing facility in Poland is scheduled to commence production in August 2004. This facility will have an initial annual capacity of 3 million pounds of color concentrates for the Eastern European market.

A new facility in China is also nearing completion. Currently, the plan is to start production in the fall of 2004. Annual capacity will be approximately 35 million pounds. This facility will serve the film and packaging markets in China. The Board has approved a second line for China with a cost of $3.5 million. The line will produce engineered compounds for automotive and consumer product applications and is expected to be operational in 2006.

The investments in Poland and China will provide the Company with opportunities to expand its business in these growing areas of the world.

Order levels have improved in the third quarter. It appears that the strong demand the Company has been experiencing is not only a result of improved business conditions, but also is in anticipation of higher prices from raw material costs. Although business conditions have improved, the Company’s markets remain extremely competitive, and it’s difficult to pass on higher costs to customers.

Currently, the Company expects the improvement in its business to continue into the final quarter of fiscal 2004, although there will be some softening due to the traditional summer vacation periods, especially in Europe. Net income for the fourth quarter is anticipated to exceed $0.20 per share, compared with net income for last year’s fourth quarter of $0.02 per share including restructuring charges of $4.5 million and income of $0.7 million net of tax from the settlement of an insurance claim in Europe.

The restructuring in North America and other actions that have been taken over the last 18 months have allowed the Company to reduce costs, increase productivity and compete effectively in today’s markets. Nevertheless, it will continue to be a challenging business environment. With the Company’s strong financial position, the overall improvement in the cost structure, and dedicated employees, the Company can provide product innovation and service to new and existing customers throughout the world.

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

	(in millions)
	May 31, 2004	August 31, 2003	% Change
Cash and Cash Equivalents	$87.9	$62.8	40.0%
Working Capital	368.2	319.5	15.2
Long-Term Debt	58.9	68.7	(14.3)
Stockholders’ Equity	438.1	382.8	14.4

Net cash provided from operations was $49.7 million compared with $1.8 million in the same nine-month period last year. The increase was primarily due to an increase in net income of $12.4 million compared to the same period last year and favorable changes in accounts payable compared to last year.

As of May 31, 2004, the current ratio was 3.3 to 1 and working capital was $368.2 million, an increase of $48.7 million. The primary reason for the increase was the positive effect of foreign currency translation of $23.2 million and income from operations. Accounts receivable increased $38.3 million as of May 31, 2004, compared with August 31, 2003, primarily because of increased sales and the $14.1 million positive translation impact of foreign currencies. Accounts payable increased from August 31, 2003 to May 31, 2004 by $29.8 million. This increase included a $5.2 million translation effect and obligations related to higher inventories.

The Company’s cash and cash equivalents increased $25.1 million, from August 31, 2003. During the nine months ended May 31, 2004, the Company repatriated approximately $16.4 million as dividends from foreign subsidiaries. The cash was used to repay long-term debt and for other working capital requirements.

Currently, the Company intends to repatriate approximately $37 million from its foreign operations during the fourth quarter of fiscal 2004. These funds will be used for reductions of long-term debt and other working capital requirements.

The Company decreased total long-term debt by $9.8 million during the nine months ended May 31, 2004. Total long-term debt was $58.9 million as of May 31, 2004.

Capital expenditures for the nine months ended May 31, 2004 were $17.5 million compared with $13.6 million last year. The largest amounts of capital expenditures were primarily for the construction of new manufacturing facilities in China and Poland, both of which the Company anticipates will be operational later this year.

The ratio of long-term liabilities to capital was 21.2% at May 31, 2004 and 23.9% at August 31,

2003. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this decrease were foreign currency translation of $27.5 million, the issue of common shares totaling $10.6 million and a reduction of borrowings of $9.8 million under the revolving credit agreement.

The Company has a $130,000,000 revolving credit agreement which expires in October 2005. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio, interest coverage ratio and capitalization ratio. The revolving credit agreement is unsecured.

The Company has an outstanding private placement of $50,000,000 in Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of May 31, 2004, approximately $37.7 million of retained earnings was available for the payment of cash dividends. The Company’s latest review as of May 31, 2004 of the covenants under these agreements indicate no defaults or any non-compliance with their covenants.

On March 19, 2004, the Company entered into an interest rate swap to take advantage of lower short-term borrowing costs. Currently, this swap converts $25 million of the $50 million in long-term fixed rate debt to variable rate debt and is designated as a fair value hedge. As of May 31, 2004, the notional value of the underlying debt has been marked-to-market to $23.6 million and carries a variable interest rate of 5.7%. The interest rate swap has been recorded at fair market value of $1.4 million and is included in other current liabilities at May 31, 2004.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at May 31, 2004 is $0.9 million.

Aggregate maturities of long-term debt and capital lease obligations subsequent to May 31, 2004 are presented below:

	(In thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term Debt	$58,542	$—	$10,000	$—	$48,542
Capital Lease Obligations	868	511	357	—	—

	$59,410	$511	$10,357	$—	$48,542

Operating lease information is provided in footnote 12 of the Company’s Annual Report.

The Company’s outstanding commercial commitments at May 31, 2004 are not material to the Company’s financial position, liquidity or results of operations.

During the nine months ended May 31, 2004, the Company has declared and paid quarterly cash dividends totaling $.405 per share. The total amount of these dividend was $12.3 million. Cash flow has been sufficient to fund the payment of this dividend.

During the nine months ended May 31, 2004, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a nine million-share authorization approved by the Board of Directors in August 1998. Although no plans at present, the Company may repurchase additional common stock in fiscal year 2004 subject to market conditions. For the nine months ended May 31, 2004, 734,938 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $10.6 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the nine months ended May 31, 2004 increased this account by $27.5 million.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation Number 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was later revised in December 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the second quarter ending February 29, 2004 for special purpose entities and non-special purpose entities the third quarter ending May 31, 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

On May 19, 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. The adoption of FSP 106-2 in the Company’s first quarter of fiscal 2005 is not expected to have a material impact on the Company’s financial position or results of operations.

Cautionary Statements

Certain statements in this release may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:

•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;

•	Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;

•	Changes in customer demand and requirements;

•	Escalation in the cost of providing employee health care; and

•	The outcome of any legal claims.

The risks and uncertainties identified above are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

This release contains time-sensitive information that reflects management’s best analysis only as of the date of this release. A. Schulman does not undertake an obligation to publicly update or revise any forward-looking statements to reflect new events, information or circumstances, or otherwise. Further information concerning issues that could materially affect financial performance related to forward-looking statements can be found in A. Schulman’s periodic filings with the Securities and Exchange Commission.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. The Company enters into interest rate swap contracts, as discussed in the Liquidity and Capital Resources section, to manage its interest costs. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

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

A Form 8-K was filed on March 4, 2004, under item 9, furnishing the Company’s press release dated March 4, 2004 setting forth information relating to comments regarding the Company made at a specialty chemicals conference.

A Form 8-K was filed on April 8, 2004, under Item 12, furnishing the Company’s press release dated April 8, 2004 setting forth the Company’s earnings for the quarter ended February 29, 2004.

A Form 8-K was filed on April 29, 2004, under item 5, attaching the Company’s Code of Conduct.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 12, 2004	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)