Form 10-K
period 2004-08-31
SCHULMAN A INC
filed 2004-11-15
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _____________.

Commission File No. 0-7459

A. SCHULMAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3550 West Market Street, Akron, Ohio	44333
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (330) 666-3751

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value
(Title of Class)

Special Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on February 27, 2004: $568,650,741 (based upon the closing sale price on NASDAQ on that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date: 30,563,377 Shares of Common Stock, $1.00 Par Value, at November 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated
Portions of the registrant’s Notice of Annual Meeting and Proxy Statement Dated November 10, 2004	III

Portions of the registrant’s 2004 Annual Report to Stockholders	I and II

The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the registrant’s Notice of Annual Meeting and Proxy Statement dated November 10, 2004 shall not be deemed incorporated by reference herein.

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

Business Activities

     The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company’s laboratories and are manufactured in the Company’s fourteen plastics compounding plants in North America, Europe and Asia. Customers for the Company’s plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.

     The Company’s plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment and agriculture. These compounds are used in the packaging industry for such products as plastic bags and labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grilles, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers and capacitor housings; in the office equipment industry for such products as cases and housings for computers, trim for arms of office chairs, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings and protective film for plants and agricultural mulch.

     The Company’s manufacturing in each of its geographic business segments (North America and Europe) can be classified into five major product families: color and additive concentrates; engineered compounds; polyolefins; polyvinyl chloride (PVC); and tolling.

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

     The Company’s concentrates are sold under various trade names, including the following:

•	Polybatch®, which is an additive or color concentrate used for modifying various plastic resins and which provides various physical properties required by customers;

•	Polyblak®, which is a line of black concentrates that are resistant to weather and sunlight and that are used in the production of plastic pipe, black film and other black plastic items; and

•	Papermatch®, which is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch® is printable and resistant to tearing, moisture and chemicals.

•	Aqua-Sol®, which is a polymer that is biodegradable and dissolves in water, making it more environmentally friendly for uses such as medical packaging, labels, barrier and embroidery films, and other applications.

Engineered Compounds

     The Company’s engineered compounds are products designed to have and maintain characteristics such as chemical resistance, electrical conductivity, heat resistance and/or high strength-to-weight ratios. The engineered compounds manufactured by the Company include the following:

•	Polyflam®, which is a flame retardant compound used in applications such as telephone systems, terminal blocks, parts for color televisions, electrical components and housings for household appliances and outdoor products.

•	Schulamid®, which is a nylon compound that can be unfilled, reinforced or impact-modified. Schulamid® is used in applications that require good impact strength and resistance to high temperatures and chemicals. Typical applications include under-the-hood automotive components and various building and consumer products.

•	Formion®, which is a specialized compound that has good impact strength, is resistant to abrasion and has performance characteristics that do not decrease in low temperatures. Formion® is sold principally to the transportation industry for use in bumper blocks and protective rub strips.

•	Polypur®, which is a reinforced and alloyed thermoplastic polyurethane that has impact resistance and molding properties for automotive applications such as exterior side moldings, grilles, body side moldings and other painted parts.

•	Clarix®, which is a thermoplastic ionomer resin offering scratch resistance, barrier properties, chemical resistance and superior clarity. Clarix® is ideal for many diverse applications including packaging, automotive paintless parts, textile and metal coatings, footwear components, sporting goods and polymer modifiers.

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

     Tolling

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

     The Company, through its European operations, acts as a distributor for several major resin producers that include BASF, ExxonMobil Chemical, Total Petrochemicals, Solvay, GE Plastics and Vestolit GmbH. The Company also acts as United States and Canadian distributor of ExxonMobil Chemical polypropylene and polyethylene used for injection molding. The Company also is a distributor in the United States for ExxonMobil Chemical polyethylene for rotational molding.

     The approximate amount and percentage of consolidated sales for each of the Company’s product families for the three years ended August 31, 2004 are as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Color and additive concentrates	$444,483	36%	$395,883	36%	$367,305	38%
Polyolefins	$338,278	27%	$299,452	27%	$231,982	24%
Engineered compounds	$333,630	27%	$277,646	25%	$235,848	24%
Polyvinyl chloride (PVC)	$57,018	5%	$55,130	5%	$57,996	6%
Tolling	$13,380	1%	$16,753	2%	$19,332	2%
Other	$52,302	4%	$55,593	5%	$54,130	6%

	$1,239,091	100%	$1,100,457	100%	$966,593	100%

     Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

     The Company’s principal foreign subsidiaries are as follows:

     A. Schulman Plastics, BVBA, a Belgian subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and the Far East.

     A. Schulman International Services N.V., a Belgian subsidiary located in Bornem, Belgium, provides financing and administrative services to the Company’s European operations.

     A. Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, United Kingdom, manufactures primarily color and additive plastic concentrates, which are sold in the United Kingdom and to A. Schulman Plastics, BVBA, in Bornem, Belgium.

     A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, this subsidiary purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 2004, this subsidiary purchased approximately 25% of the compounds manufactured by A. Schulman Plastics, BVBA in Bornem, Belgium. Approximately 19% of the sales of A. Schulman GmbH during the same period was derived from the distribution of plastic resins and compounds of Vestolit GmbH, ExxonMobil Chemical, GE Plastics and Solvay.

     A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for ExxonMobil Chemical, Escorene polypropylene resin and polyethylene for injection molding. Its principal sales office is located in Toronto, Canada. Approximately 57% of its production is sold to customers in the United States with the remainder sold in Canada.

     A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

     A. Schulman, S.A., a French subsidiary, has seven sales offices in France and is a distributor in France for Total Petrochemicals. A. Schulman, S.A. also acts as a merchant of plastic resins and sells compounds manufactured by the Company’s subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is a Paris-based subsidiary that is a distributor for BASF of certain plastic materials in France.

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

     A. Schulman Polska Sp. z o.o., is a subsidiary located in Warsaw, Poland. This subsidiary commenced operations in its 50,000 square foot manufacturing facility in the summer of 2004. This facility cost approximately $3 million and has an annual capacity of approximately 1,000,000 pounds. The subsidiary also sells products manufactured by other subsidiaries of the Company and acts as distributor and merchant of plastic resins and compounds in Poland.

     A. Schulman Plastics SpA, located in Italy, is a wholly-owned subsidiary of A. Schulman Plastics, BVBA. This subsidiary manufactures and sells engineered compounds and concentrates to the Italian market. It sells products manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A., A. Schulman Gmbh and A. Schulman, Inc., Limited and acts as a merchant of plastic resins in Italy.

     A. Schulman Plastics S.L., a Spanish subsidiary, is primarily a distributor of plastic resins to the Spanish market through its offices located in Barcelona and Valencia, Spain. This subsidiary also engages in merchant activities in Spain and sells certain products manufactured by A. Schulman Gmbh, and A. Schulman Plastics, BVBA.

     A. Schulman Hungary Kft., a Hungarian subsidiary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A., and A. Schulman, Inc., Limited. It also acts as a merchant of plastic resins in Hungary.

     A. Schulman Plastics (Dongguan) Ltd., a subsidiary in China, was formed in fiscal 2003 to manufacture concentrates for sale in the local Chinese markets. A new manufacturing facility is now operating with an annual capacity of 30 to 40 million pounds, depending on the type of materials being produced. This facility of 110,000 square feet with one manufacturing line cost approximately $7.5 million.

This company produces material for customers in the film, packaging and automotive markets. A second manufacturing line has been approved for this facility. Start-up for this line is anticipated to occur in fiscal 2006.

     A. Schulman Europe GmbH, a subsidiary with offices in Wurselen, Germany provides support in the areas of sales, procurement, logistics, finance and administration for the European operations.

     A. Schulman S.ár.l. et Cie SCS, A. Schulman S.ár.l. and A. Schulman Holdings S.ár.l. are Luxembourg subsidiaries that provide financing and other corporate services for the European group.

Joint Ventures

     The Company, through its wholly-owned subsidiary ASI Investments Holding Co., owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company’s Bellevue, Ohio facility. The Company’s partner provides technical and manufacturing expertise.

     The Company, through its wholly-owned subsidiary A. Schulman International, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. P.T. Prima Polycon Indah owns the remaining 35% interest in this joint venture.

Employee Information

     As of August 31, 2004, the Company had 661 employees in the United States and 1,702 employees in its foreign operations. More than 83% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements.

     The Company has laboratory facilities at each of its plastics compounding plants staffed by 298 technical personnel. The Company’s plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.

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

Dependence on Customers

     During the year ended August 31, 2004, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business other than, potentially, on a temporary basis.

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

     The principal methods of competition in plastics manufacturing are innovation, quality, service and price. The principal methods of competition in respect of merchant and distribution activities are service and price. The Company believes it has strong financial capabilities, excellent supplier relationships and ability to provide quality plastic compounds at competitive prices.

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

ITEM 2. PROPERTIES

     The Company owns and operates six plastics compounding plants in North America, six in Europe and two in Asia. The following table indicates the location of each plastics compounding plant, the approximate annual plastics compounding capacity and approximate floor area, including warehouse space and the geographic segment that is principally supported by such plant:

		Approximate
	Approximate Capacity	Floor Area
Location	(lbs.)[1]	(Square Feet)
Bellevue, Ohio	79,000,000 [2]	160,000
Sharon Center, Ohio	10,000,000	145,000 [3]
Nashville, Tennessee	34,000,000	138,000
San Luis Potosi, Mexico	74,000,000	187,000
St. Thomas, Ontario, Canada	74,000,000	141,000
Orange, Texas, Texas Polymer Services, Inc.	135,000,000	182,000

Total North American Segment	406,000,000	953,000

Bornem, Belgium	155,000,000	367,000
Crumlin Gwent, South Wales	79,000,000	106,000
Givet, France	170,000,000	191,000
Plock, Poland	1,000,000	50,000
Dongguan, China	35,000,000	110,000
Kerpen, Germany	126,000,000	484,000
Surabaya, Indonesia (Joint Venture)	38,000,000	89,000
Milan, Italy	40,000,000	112,000

Total European Segment	644,000,000	1,509,000

Total	1,050,000,000	2,462,000

     The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.

[1]	The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

[2]	Includes capacity of approximately 20 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest. Excludes a new line with 11,000,000 pounds of new capacity scheduled for start-up in December 2004.

[3]	Includes approximately 14,500 square feet of space comprising the Company’s color technology center.

     Public warehouses are used wherever needed to store the Company’s products conveniently for shipment to customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 15 in North America and 30 in Europe. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

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

     The Company also owns a 145,000 square foot facility in Orange, Texas, that, until August 31, 2003, was a manufacturing facility. The facility is now used for warehousing and logistics.

ITEM 3. PENDING LEGAL PROCEEDINGS

     The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     During 2004, a railroad company asserted that the Company was liable for environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company is currently in the process of determining whether it has responsibility with respect to this property. The ultimate outcome of this assertion is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

     The age (as of October 21, 2004), business experience during the past five years and offices presently held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

     Terry L. Haines: Age 58; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President—North American Sales, 1989-1990.

     Robert A. Stefanko: Age 61; Chairman of the Board since January, 1991; Executive Vice President—Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.

     Alain C. Adam: Age 55; Vice President—International Automotive Marketing of the Company since September 1, 1999; Vice President—Automotive Marketing from 1990 until August 31, 1999.

     Barry Rhodes: Age 44; Vice President – North American Sales and Marketing since October 2001; prior to that time, North American Sales Manager since March 2000; various sales positions with the Company since 1997.

     John M. Myles: Age 61; Vice President – Research and Development since October 28, 2003; prior to that time, Vice President – North American Purchasing since October 1997 and General Manager-Operations of Laurel Industries from 1992 to October 1997.

     Ronald G. Andres: Age 54; Vice President – North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.

     Gary J. Elek: Age 52; Vice President and Corporate Controller since February 2, 2004; prior to that time, Executive Vice President, Corporate Development of FirstMerit Corporation from 1997 to 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is traded in the over-the-counter market and is quoted through the Nasdaq National Market System under the symbol “SHLM.” At November 10, 2004, there were 612 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name.

     Additional information in response to this Item is set forth on page 1 of the Company’s 2004 Annual Report to Stockholders, which information is incorporated herein by reference. The information required by this Item in respect of Securities Authorized for Issuance Under Equity Compensation Plans is set forth on page 19 of Part III, Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information in response to this Item is set forth on page 31 of the Company’s 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth on pages 24 through 30 of the Company’s 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates. The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities hedged, are recognized on the foreign currency transaction line in the Consolidated Statement of Income appearing on page 6 of the Company’s 2004 Annual Report to Stockholders. The Company estimates that a ten percent (10%) change in foreign exchange rates at August 31, 2004 would have changed the fair value of the contracts by approximately $1,600,000. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments, other than an interest-rate swap of $25,000,000 which converted interest from a fixed rate to a variable rate. The interest-rate swap is designated as a fair value hedge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 3, 2004, appearing on pages 6 through 24 of the Company’s 2004 Annual Report to Stockholders, and the information included in the table presented under the heading “Quarterly Financial Highlights (Unaudited)” on page 22 of the Company’s 2004 Annual Report to Stockholders, are incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Board of Directors has adopted a Code of Conduct, available on the Company’s website at www.aschulman.com for the Company’s employees, officers and directors. To further assure compliance, the Company maintains a worldwide hotline that allows employees to report confidentially any complaints about accounting, internal accounting controls or auditing matters, or detected violations of its Code of Conduct.

     The Board of Directors has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Ernest J. Novak is an “audit committee financial expert” as defined in regulations adopted by the Securities and Exchange Commission. Mr. Novak is independent under the Nasdaq National Market standards.

     The information required in response to this Item in respect of Directors is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s proxy statement dated November 10, 2004, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on page 14 of this Form 10-K and under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s proxy statement dated November 10, 2004 and is incorporated herein by reference. The information required in response to this Item in respect of changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “Corporate Governance – Board Committees – Nominating and Corporate Governance Committee” in the Company’s proxy statement dated November 10, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth under the caption “Compensation of Executive Officers” in the Company’s proxy statement dated November 10, 2004, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company’s 1991 Stock Incentive Plan, the 1992 Non-Employee Directors’ Stock Option Plan and the 2002 Equity Incentive Plan. Each of these plans was approved by the Company’s stockholders. The Company’s 1991 Stock Incentive Plan expired on December 5, 2001 and the Company’s 1992 Non-Employee Directors’ Stock Option Plan expired on October 19, 2002. As a result, no further equity awards may be granted under these plans. Future equity awards may only be granted under the Company’s 2002 Equity Incentive Plan, which became effective on December 5, 2002. All information set forth below is as of August 31, 2004.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	Plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,901,042 (1)	$15.36 (2)	3,056,518
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	1,901,042	$15.36	3,056,518

(1)	Includes 370,650 shares subject to outstanding restricted stock right awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock right awards.

     Information in response to this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s proxy statement dated November 10, 2004, previously filed with the Commission, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information for this Item is included under the caption “Selection of Auditors” in the Company’s proxy statement dated November    10, 2004, previously filed with the Commission, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	24*
	Consolidated Statement of Income for the three years ended August 31, 2004	6*
	Consolidated Balance Sheet at August 31, 2004 and 2003	8-9*
	Consolidated Statement of Cash Flows for the three years ended August 31, 2004	10*
	Consolidated Statement of Stockholders’ Equity for the three years ended August 31, 2004	7*
	Notes to Consolidated Financial Statements	11-23*

     *Incorporated by reference from the indicated page of the Company’s 2004 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7, and 8, the 2004 Annual Report to Stockholders is not deemed filed as part of this report.

(2)	Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1
II-Valuation and Qualifying Accounts	F-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number
3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(b)	Certificate of Amendment of Certificate of Incorporation dated December 12, 1985 (incorporated by reference to Exhibit 2(b) of the Company’s Registration Statement on Form 8-A dated January 15, 1996).

3(c)	Certificate of Amendment of Certificate of Incorporation dated January 9, 1987 (incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for fiscal year ended August 31, 1994).

3(d)	Certificate of Amendment of Certificate of Incorporation dated December 10, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(e)	Certificate of Amendment of Certificate of Incorporation dated December 6, 1990 (incorporated by reference to Exhibit 3(d) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(f)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1993 (incorporated by reference to Exhibit 2(f) to the Company’s Registration Statement on Form 8-A dated January 15, 1996).

3(g)	By-Laws dated December 8, 1983 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(h)	Amendment to By-Laws dated October 20, 1986 (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(i)	Amendment to By-Laws dated January 11, 1996 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated January 15, 1996).

4(a)	Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated January 15, 1996).

Exhibit
Number
4(b)	Amendment No. 1 to Rights Agreement dated as of November 21, 1997 between the Company, KeyBank National Association (as successor by merger to Society National Bank) and First Chicago Trust Company of New York as successor Rights Agent (incorporated by reference to Exhibit 1(b) to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A).

4(c)	Amendment No. 2 to Rights Agreement dated as of September, 2002 between the Company, and National City Bank as successor Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s Form 8-K dated October 2, 2002).

10(a)*	A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(b)*	Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(c)*	Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(k) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(d)*	Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(e)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(f)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(g)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(h)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(i)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2000).

10(j)*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).

10(k)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended August 31, 1995).

Exhibit
Number
10(l)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(m)*	A. Schulman, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(n)*	Supplemental Executive Retirement Plan of the Company, effective January 1, 2004.

10(o)*	Employment Agreement between the Company and Robert A. Stefanko dated January 31, 1996 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

10(p)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

10(q)*	Employment Agreement between the Company and Alain C. Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for fiscal quarter ended February 29, 2000).

10(r)*	Employment Agreement between the Company and John M. Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-K for fiscal year ended August 31, 1998).

10(s)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(t)*	Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(u)*	Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(v)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(w)*	Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(x)*	Employment Agreement between the Company and Barry A. Rhodes dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q for the fiscal quarter ended February 28, 2002).

Exhibit
Number
10(y)*	A. Schulman, Inc. 2002 Equity Incentive Plan Stock Option Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 18, 2004).

10(z)*	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 18, 2004).

10(aa)*	A. Schulman, Inc. 2002 Equity Incentive Plan Stock Option Award Agreement (Director Form) (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated October 18, 2004).

10(bb)*	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Award Agreement (Director Form) (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 18, 2004).

10(cc)	Credit Agreement among the Company, the Lenders, KeyBank National Association (as joint lead arranger and administrative agent) and National City Bank (as joint lead arranger and syndication agent) dated August 20, 2004.

10(dd)	Note Purchase Agreement dated August 1, 1999 regarding $50,000,000 7.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company, Mutual Trust Life Insurance Company, National Travelers Life Company, Guarantee Reserve Life Insurance Company, Pioneer Mutual Life Insurance Company, Great Western Insurance Company, The Catholic Aid Association, The Reliable Life Insurance Company, Hare & Co., Lutheran Brotherhood and Modern Woodmen of America (incorporated by reference to Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(ee)	Form of the Company’s 7.27% Senior Notes Due 2009 (incorporated by reference to Exhibit 10(z) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(ff)	ISDA (International Swap Dealers Association, Inc.) Master Agreement by and between KeyBank National Association and the Company dated January 13, 2004.

11	Computation of Basic and Diluted Earnings Per Common Share.

13	Company’s 2004 Annual Report to Stockholders (only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the Securities and Exchange Commission).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit
Number
32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

(b)	Reports on Form 8-K.

A Form 8-K was filed on July 8, 2004, under Item 12 furnishing the Company’s press release dated July 8, 2004 setting forth the Company’s earnings for the quarter ended May 31, 2004.

A Form 8-K was filed on August 20, 2004, under Item 5.

A Form 8-K was filed on August 26, 2004, under Item 2.03.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Robert A. Stefanko

Robert A. Stefanko Chairman of the Board of Directors and Executive Vice President — Finance and Administration

Dated: November 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Terry L. Haines Terry L. Haines	Director and Principal Executive Officer	November 15, 2004

/s/ Robert A. Stefanko	Director, Principal Financial Officer and
Robert A. Stefanko	Principal Accounting Officer	November 15, 2004

Paul Craig Roberts*	Director

Ernest J. Novak, Jr.*	Director

Peggy Miller*	Director

Willard R. Holland*	Director

James A. Karman*	Director

James S. Marlen*	Director

John B. Yasinsky*	Director

Joseph M. Gingo*	Director

*By:	/s/ Robert A. Stefanko

Robert A. Stefanko Attorney-in-Fact

November 15, 2004

     *Powers of attorney authorizing Robert A. Stefanko to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of A. Schulman, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 3, 2004 appearing in the 2004 Annual Report to Stockholders of A. Schulman, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
November 3, 2004

F-1

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS

Schedule F-2

	Balance at	Charges					Balance
	beginning	to cost	Net	Translation			at close
	of period	and expenses	Write-offs	Adjustment	Other		of period
Reserve for doubtful accounts Year ended August 31, 2004	$8,814,000	$2,321,000	$(2,264,000)	$397,000	$—		$9,268,000
Year ended August 31, 2003	$6,912,000	$2,941,000	$(1,343,000)	$304,000	—		$8,814,000
Year ended August 31, 2002	$6,458,000	$2,631,000	$(2,324,000)	$147,000	—		$6,912,000
Valuation allowance – deferred tax assets Year ended August 31, 2004	$33,763,000	—	—	—	$6,026,000	(1)	$39,789,000
Year ended August 31, 2003	$26,593,000 (2)	—	—	—	$7,170,000	(1)	$33,763,000
Year ended August 31, 2002	$19,828,000	—	—	—	$3,595,000	(1)	$23,423,000

Note:

(1)	Represents current year change in valuation allowance for foreign tax credit carryforward benefits, net operating loss carryforward benefits and deferred tax assets.

(2)	A credit of $3,170,000 was reclassified from deferred tax assets to valuation allowance.