Form 10-Q
period 2004-11-30
SCHULMAN A INC
filed 2005-01-10
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended November 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Yes  X      No

     Number of common shares outstanding as of December 31, 2004 — 30,648,939

PART I — FINANCIAL INFORMATION
SIGNATURES
Exhibit 31 - Certification of Principal Executive & Principal Financial Officers
Exhibit 32 - Certification of Principal Executive & Principal Financial Officers

PART I — FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(in thousands except per share data)

	For the three months ended
	November 30,
	2004	2003
	Unaudited
Net sales	$363,142	$297,757
Interest and other income	387	492

	363,529	298,249

Cost and expenses:
Cost of sales	309,506	250,888
Selling, general and administrative expenses	36,658	29,331
Interest expense	917	1,080
Foreign currency transaction loss	2,284	497
Restructuring expense — N. America (Note 11)	204	—
Minority interest	420	305

	349,989	282,101

Income before taxes	13,540	16,148

Provision for U.S. and foreign income taxes (Note 9)	6,525	6,604

Net income	7,015	9,544

Less: Preferred stock dividends	(13)	(13)

Net income applicable to common stock	$7,002	$9,531

Weighted-average number of shares outstanding (Note 6):
Basic	30,540	29,769
Diluted	31,053	30,040

Earnings per share (Note 6):
Basic	$0.23	$0.32

Diluted	$0.23	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(in thousands)

	November 30,	August 31,
	2004	2004
Assets	Unaudited
Current assets:
Cash and cash equivalents (Note 4)	$61,380	$72,898
Accounts receivable, less allowance for doubtful accounts of $10,325 at November 30, 2004 and $9,268 at August 31, 2004	241,012	204,091
Inventories, average cost or market, whichever is lower	277,037	232,102
Prepaids, including tax effect of temporary differences	17,531	13,339

Total current assets	596,960	522,430

Other assets:
Cash surrender value of life insurance	971	974
Deferred charges, etc., including tax effect of temporary differences	16,071	16,080
Goodwill	5,524	5,253
Intangible assets (Note 10)	2,613	2,653

	25,179	24,960

Property, plant and equipment, at cost:
Land and improvements	13,124	12,465
Buildings and leasehold improvements	132,320	124,760
Machinery and equipment	294,119	274,279
Furniture and fixtures	35,463	32,999
Construction in progress	8,798	10,178

	483,824	454,681
Accumulated depreciation and investment grants of $1,375 at November 30, 2004 and $1,172 at August 31, 2004	300,110	277,975

	183,714	176,706

	$805,853	$724,096

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(in thousands)

	November 30,	August 31,
	2004	2004
Liabilities and Stockholders' Equity	Unaudited
Current liabilities:
Current portion of long-term debt	$457	$418
Accounts payable	114,873	95,160
U.S. and foreign income taxes payable	18,187	12,573
Accrued payrolls, taxes and related benefits	29,288	26,300
Other accrued liabilities	40,306	29,685

Total current liabilities	203,111	164,136

Long-term debt	49,283	49,679
Other long-term liabilities	67,429	61,984
Deferred income taxes	8,623	8,030
Minority interest	5,150	5,030
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, 10,566 shares outstanding at November 30, 2004 and August 31, 2004	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value
Authorized - 75,000,000 shares
Issued - 39,819,715 shares at November 30, 2004 and 39,633,132 at August 31, 2004	39,820	39,633
Other capital	73,925	69,812
Accumulated other comprehensive income (Note 7)	49,806	18,643
Retained earnings	476,366	473,540
Treasury stock, at cost, 9,211,095 shares at November 30, 2004 and August 31, 2004	(164,231)	(164,231)
Unearned stock grant compensation	(4,486)	(3,217)

Common stockholders’ equity	471,200	434,180

Total stockholders’ equity	472,257	435,237

	$805,853	$724,096

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(in thousands)

	For the three months ended
	November 30,
	2004	2003
	Unaudited
Provided from (used in) operating activities:
Net income	$7,015	$9,544
Items not requiring the current use of cash:
Depreciation	6,440	6,164
Non-current deferred taxes	150	1,131
Foreign pension and other deferred compensation	2,947	1,510
Postretirement benefit obligation	686	286
Minority interest in net income of subsidiaries	420	305
Changes in working capital:
Accounts receivable	(22,727)	(11,879)
Inventories	(28,854)	9,861
Prepaids	15	174
Accounts payable	14,124	9,815
Income taxes	3,269	(3,249)
Accrued payrolls and other accrued liabilities	9,117	(298)
Changes in other assets and other long-term liabilities	(1,942)	(1,291)

Net cash provided from (used in) operating activities	(9,340)	22,073

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(4,189)	(6,016)
Disposals of property, plant and equipment	19	64

Net cash used in investing activities	(4,170)	(5,952)

Provided from (used in) financing activities:
Cash dividends paid	(4,189)	(4,066)
Notes payable	—	86
Reduction in long-term debt	(420)	(13,167)
Cash distributions to minority shareholders	(300)	(750)
Exercise of stock options	2,542	6,355

Net cash used in financing activities	(2,367)	(11,542)

Effect of exchange rate changes on cash	4,359	5,101

Net increase (decrease) in cash and cash equivalents	(11,518)	9,680
Cash and cash equivalents at beginning of period	72,898	62,816

Cash and cash equivalents at end of period	$61,380	$72,496

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(1)
The Company’s accounting policy regarding revenue recognition is to recognize revenue when products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred.

The Company provides tolling services as a fee for processing of material provided and owned by customers. On some occasions, the Company is required to provide certain amounts of its materials, such as additives or packaging. These materials are charged to the customer as an addition to the tolling fees. The Company recognizes revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost:

	For the three months ended November 30,
	2004	2003
Net income applicable to common stock, as reported	$7,002	$9,531
Add: Stock-based employee compensation included in reported net income, net of tax	489	572
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(1,412)	(1,012)

Net income applicable to common stock, as adjusted	$6,079	$9,091

Earnings per share:
Basic — as reported	$0.23	$0.32
— as adjusted	$0.20	$0.31
Diluted — as reported	$0.23	$0.32
— as adjusted	$0.20	$0.30

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(2)	The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results expected for the year ended August 31, 2005.

(3)
The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(4)
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $25,741,000 at November 30, 2004 and $39,671,000 at August 31, 2004.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(5)	A summary of the stockholders’ equity section for the three months ended November 30, 2004 and 2003 is as follows:

(in thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained		Grant	Stockholders'
	Stock	Stock	Capital	Income	Earnings	Treasury Stock	Compensation	Equity
Balance at September 1, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income:
Net income	—	—	—	—	7,015	—	—	—
Foreign currency translation gain	—	—	—	31,163	—	—	—	—
Total comprehensive income								38,178
Cash dividends paid or accrued:
Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common, $.135 per share	—	—	—	—	(4,176)	—	—	(4,176)
Stock options exercised	—	187	2,355	—	—	—	—	2,542
Grant of restricted stock	—	—	1,645	—	—	—	(1,645)	—
Non-cash stock based compensation	—	—	113	—	—	—	—	113
Amortization of restricted stock	—	—	—	—	—	—	376	376

Balance at November 30, 2004	$1,057	$39,820	$73,925	$49,806	$476,366	$(164,231)	$(4,486)	$472,257

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(in thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders'
	Stock	Stock	Capital	Income(Loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2003	$1,057	$38,781	$56,035	$(8,365)	$462,104	$(164,231)	$(2,560)	$382,821
Comprehensive income:
Net income	—	—	—	—	9,544	—	—	—
Foreign currency translation gain	—	—	—	24,344	—	—	—
Total comprehensive income								33,888
Cash dividends paid or accrued:
Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common, $.135 per share	—	—	—	—	(4,053)	—	—	(4,053)
Stock options exercised	—	473	5,882	—	—	—	—	6,355
Grant of restricted stock	—	—	1,800	—	—	—	(1,800)	—
Non-cash stock based compensation	—	—	274	—	—	—	—	274
Amortization of restricted stock	—	—	—	—	—	—	298	298

Balance at November 30, 2003	$1,057	$39,254	$63,991	$15,979	$467,582	$(164,231)	$(4,062)	$419,570

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(6)
Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

During the three months ended November 30, 2004, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a nine million-share authorization approved by the Board of Directors in August 1998. Although no plans at present, the Company may repurchase additional common stock in fiscal year 2005 subject to market conditions.

(7)	The components of Accumulated Other Comprehensive Income are as follows:

	(in thousands)
	Unaudited
	November 30,	August 31,
	2004	2004
Foreign currency translation gain	$52,317	$21,154
Minimum pension liability	(2,511)	(2,511)

	$49,806	$18,643

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(8)
The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe. A reconciliation of segment income to consolidated income (loss) before taxes is presented below:

(in thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended November 30, 2004

Sales to unaffiliated customers	$107,543	$255,599	$—	$363,142

Gross profit	$12,120	$41,516	$—	$53,636

Income (loss) before interest, restructuring and taxes	$(3,898)	$18,302	$—	$14,404
Interest expense, net	$—	$—	$(660)	$(660)
Restructuring expense (Note 11)	$(204)	$—	$—	$(204)

Income (loss) before taxes	$(4,102)	$18,302	$(660)	$13,540

Three months ended November 30, 2003

Sales to unaffiliated customers	$104,273	$193,484	$—	$297,757

Gross profit	$12,263	$34,606	$—	$46,869

Income (loss) before interest and taxes	$(580)	$17,447	$—	$16,867
Interest expense, net	$—	$—	$(719)	$(719)

Income (loss) before taxes	$(580)	$17,447	$(719)	$16,148

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

The majority of the Company’s sales for the three months ended November 30, 2004 and 2003 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families is as follows:

(in thousands)

	Amount and percentage of sales for the three months ended November 30,

Product Family	2004		2003
Color and additive concentrates	$121,726	34%	$108,478	36%
Polyolefins	106,396	29%	80,228	27%
Engineered compounds	96,406	27%	79,114	27%
Polyvinyl chloride (PVC)	14,298	4%	15,272	5%
Tolling	3,757	1%	2,978	1%
Other	20,559	5%	11,687	4%

	$363,142	100%	$297,757	100%

(9)
The effective tax rate of 48.2% and 40.9% for the three months ended November 30, 2004 and 2003, respectively, is greater than the statutory rate of 35% primarily because no tax benefits have been recognized on losses in the United States. In addition, due to a change in German tax law on September 1, 2004, the Company incurred additional tax costs of approximately $1 million during the November 2004 quarter. Changes have been implemented by the Company in the November 2004 quarter that will mitigate the effect of the increase in taxes for Germany.

On December 1, 2004, Mexico adopted new tax legislation that will be effective January 1, 2005. The Company is currently evaluating the potential impact of this legislation.

(10)
Accumulated amortization for intangible assets was approximately $1,184,000 and $1,044,000 at November 30, 2004 and August 31, 2004, respectively. The amortization expense for intangible assets was approximately $56,000 for the three months ended November 30, 2004 and 2003, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(11)
During fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $204,000 for the three months ended November 30, 2004.

The charges were primarily non-cash and are summarized below:

	(in thousands)
		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
	Charge	2004	8/31/04	Charge	2005	11/30/04
Employee related costs	$350	$—	$350	$—	$(261)	$89
Other costs	66	—	66	204	(270)	—

Restructuring	416	$—	$416	$204	$(531)	$89

Accelerated depreciation, included in North America cost of sales	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of November 30, 2004. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At November 30, 2004 the Company had remaining accruals of $89,000 related to cash out-flows for employee severance.

During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company substantially completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8,616,000, net of a curtailment gain of $288,000, for the year ended August 31, 2003. The Company also incurred restructuring expense totaling $315,000 related primarily to the disposal of additional equipment and to work pertaining to the closing of the Texas facility during fiscal 2004.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

The charges were primarily non-cash and are summarized below:

(in thousands)

		Paid
		fiscal	Fiscal	Accrual	Paid	Accrual
	Original	2003 and	2004	balance	fiscal	balance
	charge	2004	charges	8/31/04	2005	11/30/04
Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other costs	4,265	(4,580)	315	—	—	—

Restructuring	6,237	$(6,549)	$315	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At November 30, 2004 no further cash out-flows are required by the Company relating to this restructuring.

(12)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:

(in thousands)

	Three Months Ended
	November 30,
	2004	2003
Service cost	$518	$483
Interest cost	798	688
Expected return on plan assets	(180)	(133)
Net amortization and other	145	189

Net periodic benefit cost	$1,281	$1,227

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

Postretirement benefit cost included the following components:

(in thousands)

	Three Months Ended
	November 30,
	2004	2003
Service cost	$396	$263
Interest cost	380	323
Net amortization and other	70	26

Net periodic benefit cost	$846	$612

(13)
In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP106-2”) regarding SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions. FSP 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the features introduced in the Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of FSP 106-2, effective September 1, 2004, did not have a material impact on the Company’s financial position or results of operations.

(14)
In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 151.

(15)
In December 2004, the FASB revised SFAS No. 123, (“SFAS 123R”), Share-Based Payment. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. In addition, SFAS 123R requires disclosure of information relating to the nature of share-based payment transactions and the effects of those transactions on the financial statements. The adoption of SFAS 123R is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 123R.

(16)
In December 2004, the FASB issued SFAS No. 153, (“SFAS 153”), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of SFAS 153 is required in the Company’s first quarter of fiscal 2006. It is not expected to have a material effect on the Company’s financial position or results of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2004 and 2003

(17)
In December 2004, the FASB issued FASB Staff Position 109-1, (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FASB also issued FASB Staff Position 109-2, (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Job Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. The adoption of FSP 109‑1 and FSP 109‑2 is required in the Company’s second quarter of fiscal 2005 and the Company is currently assessing the impact from the adoption of FSP 109-1 and FSP 109-2.

(18)
The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2004, a railroad company asserted that the Company was liable for environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company has not recorded a reserve relating to this matter and is currently in the process of determining whether it has responsibility with respect to this property. The ultimate outcome of this assertion is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations

Results of Operations

Sales of $363.1 million for the November 2004 quarter represented the highest first-quarter revenues in the Company’s history. Net sales increased $65.4 million or 22% over sales of $297.8 million for the comparable quarter last year. The reasons for the change in sales for the three months ended November 30, 2004 are as follows:

Increase
Tonnage	5.7%
Price and product mix	8.4
Translation effect	7.9

22.0%

The tonnage increase for the November 2004 quarter was due primarily to a 13.9% increase in the European operations which was offset by a decline in North American tonnage of 7.9%. The decline in North American tonnage was due to a loss of business that would not accept price increases which were the result of higher raw material costs.

A comparison of consolidated sales by business segment for the three months ended November 30, 2004 and 2003 is as follows:

	(in thousands)
			Increase

Sales	2004	2003	$	%

Europe	$255,599	$193,484	$62,115	32.1%
North America	107,543	104,273	3,270	3.1%

	$363,142	$297,757	$65,385	22.0%

The two largest markets served by the Company are the packaging and automotive markets. For the three months ended November 30, 2004, approximately 37% of consolidated sales were derived from packaging and 19% from the automotive market. For the three months ended November 30, 2003, approximately 38% and 27% of consolidated sales were derived from the packaging and automotive markets, respectively.

The majority of the Company’s sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families for the three months ended November 30, 2004 and 2003 are presented below:

	(in thousands)

	Amount and percentage of sales
	for the three months
	ended November 30,
Product Family	2004		2003

Color and additive concentrates	$121,726	34%	$108,478	36%
Polyolefins	106,396	29%	80,228	27%
Engineered compounds	96,406	27%	79,114	27%
Polyvinyl chloride (PVC)	14,298	4%	15,272	5%
Tolling	3,757	1%	2,978	1%
Other	20,559	5%	11,687	4%

	$363,142	100%	$297,757	100%

A comparison of gross profit dollars and percentages by business segment for the three months ended November 30, 2004 and 2003 is as follows:

	(in thousands)

	For the three months ended		Increase (decrease)
Gross profit $	November 30, 2004	November 30, 2003	$	%
Europe	$41,516	$34,606	$6,910	20.0
North America	12,120	12,263	(143)	(1.2)

	$53,636	$46,869	$6,767	14.4

Gross profit %
Europe	16.2%	17.9%
North America	11.3%	11.8%
Consolidated	14.8%	15.7%

European gross profit was higher for the three months ended November 30, 2004, primarily due to a tonnage increase of 13.9% and the translation effect of exchange rates, primarily the Euro, amounting to $3.8 million. The decline in European gross margin for the November 2004 quarter was primarily due to increased sales of commodity products with lower margins. Margins on manufactured products remained flat.

Gross profits for North America were flat for the three months ended November 30, 2004 as compared to the same period last year. However, gross profit margins declined to 11.3% from 11.8% in last years first quarter. Tonnage was down 7.9% from the same period last year.

A comparison of capacity utilization levels for the three months ended November 30, 2004 and 2003 is as follows:

	2004	2003
Europe	97%	91%
North America	92%	86%
Worldwide	95%	89%

European manufacturing plants operated at close to full capacity for the three months ended November 30, 2004 primarily as a result of increased production levels required to meet higher customer demand. North American capacity utilization increased primarily as a result of the closing of two manufacturing lines at the Nashville, Tennessee facility in fiscal 2004. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant. November 2003 utilization data has been restated for comparative purposes.

Selling, general and administrative expenses increased $7.3 million or 24.9% for the three months ended November 30, 2004, compared with the same period last year. The increase was due to compensation costs, higher benefit expenses, a major trade show in Germany, an increase in bad debts in Europe and a $624,000 increase in costs for implementation of Sarbanes/Oxley compliance. In addition, the translation effect from the lower U.S. dollar increased expenses by $1.9 million.

During fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $204,000 for the three months ended November 30, 2004. These charges were primarily non-cash and are summarized below:

		(in thousands)

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
	Charge	2004	8/31/04	Charge	2005	11/30/04
Employee related costs	$350	$—	$350	$—	$(261)	$89
Other costs	66	—	66	204	(270)	—

Restructuring	416	$—	$416	$204	$(531)	$89

Accelerated depreciation, included in North America cost of sales	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of November 30, 2004. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At November 30, 2004 the Company had remaining accruals of $89,000 related to cash out-flows for employee severance.

During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company substantially completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8,616,000, net of a curtailment gain of $288,000, for the year ended August 31, 2003. The Company also incurred restructuring expense totaling $315,000 related primarily to the disposal of additional equipment and to work pertaining to the closing of the Texas facility during fiscal 2004.

The charges for this restructuring were primarily non-cash and are summarized below:

	(in thousands)

		Paid
		fiscal	Fiscal	Accrual	Paid	Accrual
	Original	2003 and	2004	balance	fiscal	balance
	charge	2004	charges	8/31/04	2005	11/30/04
Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other costs	4,265	(4,580)	315	—	—	—

Restructuring	6,237	$(6,549)	$315	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At November 30, 2004 no further cash out-flows are required by the Company relating to this restructuring.

Foreign currency transaction losses of $2.3 million were the result of changes in the value of currencies in major areas where the Company operates. These losses include $1.8 million which relates to the change in the value of the U.S. dollar compared with the Canadian dollar.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of income (loss) before taxes, interest and restructuring for each business segment for the three months ended November 30, 2004 and 2003 is as follows:

	(in thousands)
			Increase
	2004	2003	(Decrease)
Europe	$18,302	$17,447	$855
North America	(3,898)	(580)	(3,318)
Restructuring (Note 12)	(204)	—	(204)
Interest expense, net	(660)	(719)	59

Income before taxes	$13,540	$16,148	$(2,608)

European income before taxes and interest for the November 2004 quarter increased $0.9 million or 4.9% over 2003 primarily due to the translation effect of foreign currencies.

Loss before taxes, interest and restructuring of $3.9 million for the November 2004 quarter in North America was higher primarily due to increased selling, general and administrative expenses of approximately $1.4 million and foreign currency transaction losses of $1.9 million. The increase in selling, general and administrative expense was primarily due to compensation, higher benefit costs and additional costs for insurance and Sarbanes-Oxley implementation.

Interest expense decreased in 2004 mainly due to lower average borrowings.

The effective tax rate of 48.2% and 40.9% for the three months ended November 30, 2004 and 2003, respectively, is greater than the statutory rate of 35% primarily because no tax benefits have been recognized on losses in the United States. In addition, due to a change in German tax law on September 1, 2004, the Company incurred additional tax costs of $1 million. Changes have been implemented by the Company in the November 2004 quarter that will mitigate the effect of the increase in taxes for Germany.

On December 1, 2004 Mexico adopted tax legislation that will become effective January 1, 2005. The Company is currently evaluating the potential effect of this legislation as it relates to the Company’s taxes.

The translation effect of foreign currencies, primarily the euro, increased net income by $1.2 million for the three months ended November 30, 2004.

Net income for the quarter just ended was disappointing. The business environment remains difficult and it continues to be a challenge to pass on higher raw material costs through increases in selling prices.

Historically, the fiscal second quarter is generally weaker than the preceding quarter due to the effect of the December holiday season. Currently, order levels in Europe are good for January, but there is weakness in the North American market, especially in the automotive industry where inventories are high in relation to customer demand. The Company has a strong financial position and continues to monitor its costs throughout its operations. The Company remains committed to taking actions that will enable it to compete effectively in the global marketplace.

Critical Accounting Policies

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies relate to the allowance for doubtful accounts, inventory reserves, interim provisions for income taxes, restructuring costs and goodwill.

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

The Company has not recognized any tax benefits from losses in the United States. Valuation allowances in the United States have been provided on tax assets where appropriate.

Restructuring charges are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred. Fair value is the basis for the measurement of any asset write-downs that are reflected as accelerated depreciation in cost of sales.

Goodwill is not amortized. The Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

Net cash used in operations was $9.3 million for the three months ended November 30, 2004 while the Company generated $22.1 million from operations in the same three-month period last year. This decrease of $31.4 million of cash flow from operations from last year was due primarily to increases in inventories and accounts receivable. Inventories were up due to an increase in raw material prices and an increase in production of approximately 21 million pounds or 9%. The increase in accounts receivable was a result of the 22% increase in sales in the November 2004 quarter.

	(in millions)
	November 30,	August 31,
	2004	2004	% Change
Cash and Cash Equivalents	$61.4	$72.9	(15.8)%
Working Capital	393.8	358.3	9.9
Long-Term Debt	49.3	49.7	(0.8)
Stockholders’ Equity	472.3	435.2	8.5

The Company’s cash and cash equivalents decreased $11.5 million, from August 31, 2004. During the three months ended November 30, 2004, the Company repatriated approximately $4 million as dividends from foreign subsidiaries. The cash was used for the payment of common stock dividends and for other working capital requirements.

As of November 30, 2004, the current ratio was 2.94 to 1 and working capital was $393.8 million, an increase of $35.5 million from August 31, 2004. Accounts receivable increased $36.9 million as of November 30, 2004, compared with August 31, 2004, primarily because of increased sales of $44.3 million and the $14.9 million positive translation impact of foreign currencies. Inventories increased $44.9 million as of November 30, 2004, compared with August 31, 2004, primarily because of increased customer demand, increased raw material prices and the $13.9 million positive translation impact of foreign currencies. Accounts payable increased from August 31, 2004 to November 30, 2004 by $19.7 million. The increase in accounts payable was due primarily to higher inventory levels of $44.9 million, the majority of which was in Europe, and the translation effect of foreign currencies of $6.0 million.

The Company intends to repatriate approximately $39 million from its foreign operations during the remainder of fiscal 2005, subject to its analysis of the impact of adopting FSP 109-2. These funds will be used for payment of common stock dividends, capital expenditures and other working capital requirements.

The Company decreased total long-term debt by $0.4 million during the three months ended November 30, 2004. Total long-term debt was $49.3 million as of November 30, 2004.

Capital expenditures for the three months ended November 30, 2004 were $4.2 million compared with $6.0 million last year. The largest amounts of capital expenditures were primarily for the additional costs of the new manufacturing facility in China and new manufacturing equipment at the Bellevue, Ohio plant.

The ratio of long-term liabilities to capital was 19.8% at November 30, 2004 and 20.4% at August 31, 2004. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. The primary factors contributing to this decrease were foreign currency translation of $4.2 million and the issue of common shares totaling $2.5 million.

The Company has a $100,000,000 revolving credit agreement which expires in August 2009. The Company, under this agreement, can increase the credit amount by $50,000,000 if necessary, at a later date. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio and interest coverage ratio. The revolving credit agreement is unsecured. There were no borrowings under this agreement at November 30, 2004 or August 31, 2004.

The Company has an outstanding private placement of $50,000,000 of Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of November 30, 2004, approximately $33,000,000 of retained earnings was available for the payment of cash dividends. The Company’s latest review as of November 30, 2004 of the covenants under these agreements indicates no defaults or any non-compliance with their covenants.

The Company has an interest rate swap agreement that converts $25,000,000 of the $50,000,000 of Senior Notes from fixed rate debt to variable rate debt and is designated as a fair value hedge. As of November 30, 2004, the notional value of the underlying debt has been marked-to-market to $24,085,000 and carries a variable interest rate of 6.7%. The interest rate swap has been recorded at fair market value of $915,000 and is included in other long-term liabilities at November 30, 2004.

The Company leases certain land and buildings for its European segment under a capital lease. The total amount due on this capital lease at November 30, 2004 is approximately $655,000.

Aggregate maturities of long-term debt and capital lease obligations subsequent to November 30, 2004 are presented below:

	(in thousands)
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Long-term Debt	$50,000	$—	$—	$50,000	$—
Capital Lease Obligations	655	457	198	—	—

	$50,655	$457	$198	$50,000	$—

Operating lease information is provided in footnote 13 of the Company’s 2004 Annual Report.

The Company’s outstanding commercial commitments at November 30, 2004 are not material to the Company’s financial position, liquidity or results of operations.

As of November 30, 2004 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2004 Annual Report.

During the three months ended November 30, 2004, the Company has declared and paid quarterly cash dividends totaling $.135 per share. The total amount of these dividends was $4.2 million. Cash flow has been sufficient to fund the payment of this dividend.

During the three months ended November 30, 2004, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a nine million-share authorization approved by the Board of Directors in August 1998. Although no plans at present, the Company may repurchase additional common stock in fiscal year 2005 subject to market conditions. For the three months ended November 30, 2004, 187,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $2.5 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the three months ended November 30, 2004 increased this account by $31.2 million.

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP106-2”) regarding SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions. FSP 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the features introduced in the Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of FSP 106-2, effective September 1, 2004, did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 151.

In December 2004, the FASB revised SFAS No. 123, (“SFAS 123R”), Share-Based Payment. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. In addition, SFAS 123R requires disclosure of information relating to the nature of share-based payment transactions and the effects of those transactions on the financial statements. The adoption of SFAS 123R is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, (“SFAS 153”), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of SFAS 153 is required in the Company’s first quarter of fiscal 2006. It is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position 109-1, (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FASB also issued FASB Staff Position 109-2, (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Job Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. The adoption of FSP 109-1 and FSP 109-2 is required in the Company's second quarter of fiscal 2005 and the Company is currently assessing the impact from the adoption of FSP 109-1 and FSP 109-2.

Cautionary Statements

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:

•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;

•
Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;

•	Changes in customer demand and requirements;

•	Escalation in the cost of providing employee health care; and

•	The outcome of any legal claims known or unknown.

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

Item 4 — Submission of Matters to a Vote of Security Holders

(a) The Company’s annual meeting of stockholders was held on December 9, 2004.

(b) The following Class III Directors were elected at such annual meeting, each for a three-year term expiring in 2007:

Terry L. Haines
Dr. Paul Craig Roberts
James A. Karman
Joseph M. Gingo

     Continuing Class II Directors serving until the 2006 annual meeting of stockholders:

James S. Marlen
Ernest J. Novak, Jr.
Robert A. Stefanko

     Continuing Class I Directors serving until the 2005 annual meeting of stockholders:

Willard R. Holland
Dr. Peggy Miller
John B. Yasinsky

(c) The following matters were voted on at the annual meeting of stockholders:

     (1) Election of Class III Directors:

			Broker
Director Name	Votes For	Votes Withheld	Non-Votes
Terry L. Haines	26,229,033	1,392,638	0
Dr. Paul Craig Roberts	26,317,388	1,304,283	0
James A. Karman	26,216,846	1,404,825	0
Joseph M. Gingo	25,856,921	1,764,750	0

     (2) Ratification of the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending August 31, 2005:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
26,509,571	1,099,085	13,015	0

Item 6 — Exhibits

(a) Exhibits

Exhibit
Number	Exhibit
31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 10, 2005	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice
President—Finance & Administration (Signing on
behalf of Registrant as a duly authorized
officer of Registrant and signing as the
Principal Financial Officer of Registrant)