Form 10-Q
period 2005-02-28
SCHULMAN A INC
filed 2005-04-11
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2005

     ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___to ___

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

     Yes ☑       No ☐

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑       No ☐

Number of common shares outstanding as of March 31, 2005 – 30,661,080

PART I – FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME (Notes 1, 2 and 3)

(in thousands except per share data)

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net sales	$350,042	$291,246	$713,184	$589,003
Interest and other income	410	382	797	874

	350,452	291,628	713,981	589,877

Cost and expenses:
Cost of sales	302,761	248,609	612,267	499,497
Selling, general and administrative expenses	33,819	30,772	70,477	60,103
Interest expense	964	1,037	1,881	2,117
Foreign currency transaction (gain) loss	(277)	77	2,007	574
Restructuring expense – N. America (Note 11)	12	—	216	—
Minority interest	215	325	635	630

	337,494	280,820	687,483	562,921

Income before taxes	12,958	10,808	26,498	26,956

Provision for U.S. and foreign income taxes (Note 9)	1,748	5,498	8,273	12,102

Net income (Note 9)	11,210	5,310	18,225	14,854

Less: Preferred stock dividends	(14)	(14)	(27)	(27)

Net income applicable to common stock	$11,196	$5,296	$18,198	$14,827

Weighted-average number of shares outstanding (Note 6):
Basic	30,656	30,123	30,598	29,946
Diluted	31,109	30,588	31,081	30,314

Earnings per share (Note 6):
Basic	$0.36	$0.18	$0.59	$0.50

Diluted	$0.36	$0.17	$0.59	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(in thousands)

	February 28,	August 31,
	2005	2004
	Unaudited
Assets

Current assets:
Cash and cash equivalents (Note 4)	$52,608	$72,898
Accounts receivable, less allowance for doubtful accounts of $11,082 at February 28, 2005 and $9,268 at August 31, 2004	239,728	204,091
Inventories, average cost or market, whichever is lower	288,822	232,102
Prepaids, including tax effect of temporary differences	21,065	13,339

Total current assets	602,223	522,430

Other assets:
Cash surrender value of life insurance	1,382	974
Deferred charges, etc., including tax effect of temporary differences	14,911	16,080
Goodwill	5,487	5,253
Intangible assets (Note 10)	2,621	2,653

	24,401	24,960

Property, plant and equipment, at cost:
Land and improvements	13,091	12,465
Buildings and leasehold improvements	132,355	124,760
Machinery and equipment	294,269	274,279
Furniture and fixtures	35,279	32,999
Construction in progress	10,075	10,178

	485,069	454,681
Accumulated depreciation and investment grants of $1,338 at February 28, 2005 and $1,172 at August 31, 2004	303,793	277,975

	181,276	176,706

	$807,900	$724,096

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET (Notes 1, 2 and 3)

(in thousands)

	February 28,	August 31,
	2005	2004
	Unaudited
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,590	$—
Current portion of long-term debt	461	418
Accounts payable	114,923	95,160
U.S. and foreign income taxes payable	20,817	12,573
Accrued payrolls, taxes and related benefits	25,189	26,300
Other accrued liabilities	31,197	29,685

Total current liabilities	195,177	164,136

Long-term debt	51,100	49,679
Other long-term liabilities	69,203	61,984
Deferred income taxes	8,381	8,030
Minority interest	5,065	5,030
Commitments and contingencies (Note 18)	—	—

Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, 10,564 shares outstanding at February 28, 2005 and 10,566 shares at August 31, 2004	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, Authorized - 75,000,000 shares Issued - 39,871,675 shares at February 28, 2005 and 39,633,132 at August 31, 2004	39,872	39,633
Other capital	74,381	69,812
Accumulated other comprehensive income (Note 7)	49,037	18,643
Retained earnings	483,053	473,540
Treasury stock, at cost, 9,211,095 shares at February 28, 2005 and August 31, 2004	(164,231)	(164,231)
Unearned stock grant compensation	(4,195)	(3,217)

Common stockholders’ equity	477,917	434,180

Total stockholders’ equity	478,974	435,237

	$807,900	$724,096

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Notes 1, 2 and 3)

(in thousands)

	For the six months ended
	February 28,	February 29,
	2005	2004
	Unaudited
Provided from (used in) operating activities:
Net income	$18,225	$14,854
Items not requiring the current use of cash:
Depreciation	12,848	13,333
Non-current deferred taxes	2,067	2,501
Foreign pension and other deferred compensation	3,874	3,200
Postretirement benefit obligation	1,478	485
Minority interest in net income of subsidiaries	635	630
Changes in working capital:
Accounts receivable	(21,641)	(9,103)
Inventories	(41,447)	4,530
Prepaids	72	(485)
Accounts payable	14,478	12,796
Income taxes	(2,142)	(3,787)
Accrued payrolls and other accrued liabilities	1,331	(4,852)
Changes in other assets and other long-term liabilities	(3,520)	(429)

Net cash provided from (used in) operating activities	(13,742)	33,673

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(8,245)	(11,733)
Disposals of property, plant and equipment	82	106

Net cash used in investing activities	(8,163)	(11,627)

Provided from (used in) financing activities:
Cash dividends paid	(8,712)	(8,202)
Notes payable	2,544	(26)
Increase in long-term debt	1,395	—
Reduction in long-term debt	—	(8,172)
Cash distributions to minority shareholders	(600)	(750)
Exercise of stock options	3,284	7,836

Net cash used in financing activities	(2,089)	(9,314)

Effect of exchange rate changes on cash	3,704	6,278

Net increase (decrease) in cash and cash equivalents	(20,290)	19,010
Cash and cash equivalents at beginning of period	72,898	62,816

Cash and cash equivalents at end of period	$52,608	$81,826

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

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

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost:

	(in thousands except per share data)
	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$11,196	$5,296	$18,198	$14,827
Add: Stock-based employee compensation included in reported net income, net of tax	57	567	546	1,139
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax where applicable	(1,030)	(1,231)	(2,442)	(2,243)

Net income applicable to common stock, as adjusted	$10,223	$4,632	$16,302	$13,723

Earnings per share:
Basic — as reported	$0.36	$0.18	$0.59	$0.50
— as adjusted	$0.33	$0.15	$0.53	$0.46

Diluted — as reported	$0.36	$0.17	$0.59	$0.49
— as adjusted	$0.33	$0.15	$0.53	$0.45

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(2)	The results of operations for the three and six months ended February 28, 2005 are not necessarily indicative of the results expected for the year ended August 31, 2005.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $12,739,000 at February 28, 2005 and $39,671,000 at August 31, 2004.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(5)	A summary of the stockholders’ equity section for the six months ended February 28, 2005 and February 29, 2004 is as follows:

(in thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained		Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Treasury Stock	Compensation	Equity
Balance at September 1, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income:
Net income	—	—	—	—	18,225	—	—
Foreign currency translation gain	—	—	—	30,394	—	—	—
Total comprehensive income								48,619
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—	(27)	—	—	(27)
Common, $.28 per share	—	—	—	—	(8,685)	—	—	(8,685)
Stock options exercised	—	239	3,045	—	—	—	—	3,284
Grant of restricted stock, net	—	—	1,337	—	—	—	(1,337)	—
Non-cash stock based compensation	—	—	187	—	—	—	—	187
Amortization of restricted stock	—	—	—	—	—	—	359	359

Balance at February 28, 2005	$1,057	$39,872	$74,381	$49,037	$483,053	$(164,231)	$(4,195)	$478,974

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(in thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2003	$1,057	$38,781	$56,035	$(8,365)	$462,104	$(164,231)	$(2,560)	$382,821
Comprehensive income:
Net income	—	—	—	—	14,854	—	—
Foreign currency translation gain	—	—	—	36,269	—	—	—
Total comprehensive income								51,123
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—	(27)	—	—	(27)
Common, $.27 per share	—	—	—	—	(8,175)	—	—	(8,175)
Stock options exercised	—	577	7,259	—	—	—	—	7,836
Grant of restricted stock	—	—	2,080	—	—	—	(2,080)	—
Non-cash stock based compensation	—	—	464	—	—	—	—	464
Amortization of restricted stock	—	—	—	—	—	—	675	675

Balance at February 29, 2004	$1,057	$39,358	$65,838	$27,904	$468,756	$(164,231)	$(3,965)	$434,717

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(6)	Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

During the six months ended February 28, 2005, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a nine-million share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company may repurchase common stock in fiscal year 2005.

(7)	The components of Accumulated Other Comprehensive Income are as follows:

	(in thousands)
	Unaudited
	February 28,	August 31,
	2005	2004
Foreign currency translation gain	$51,548	$21,154
Minimum pension liability	(2,511)	(2,511)

	$49,037	$18,643

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe, which includes Asia. A reconciliation of segment income to consolidated income (loss) before taxes is presented below:

	(in thousands)
	(Unaudited)
	North
	America	Europe	Other	Consolidated
Three months ended February 28, 2005

Sales to unaffiliated customers	$103,663	$246,379	$—	$350,042

Gross profit	$11,857	$35,424	$—	$47,281

Income (loss) before interest, restructuring and taxes	$(1,639)	$15,306	$—	$13,667
Interest expense, net	$—	$—	$(697)	$(697)
Restructuring expense (Note 11)	$(12)	$—	$—	$(12)

Income (loss) before taxes	$(1,651)	$15,306	$(697)	$12,958

Three months ended February 29, 2004

Sales to unaffiliated customers	$93,419	$197,827	$—	$291,246

Gross profit	$8,866	$33,771	$—	$42,637

Income (loss) before interest and taxes	$(3,248)	$14,789	$—	$11,541
Interest expense, net	$—	$—	$(733)	$(733)

Income (loss) before taxes	$(3,248)	$14,789	$(733)	$10,808

Six months ended February 28, 2005

Sales to unaffiliated customers	$211,206	$501,978	$—	$713,184

Gross profit	$23,977	$76,940	$—	$100,917

Income (loss) before interest, restructuring and taxes	$(5,537)	$33,608	$—	$28,071
Interest expense, net	$—	$—	$(1,357)	$(1,357)
Restructuring expense (Note 11)	$(216)	$—	$—	$(216)

Income (loss) before taxes	$(5,753)	$33,608	$(1,357)	$26,498

Six months ended February 29, 2004

Sales to unaffiliated customers	$197,692	$391,311	$—	$589,003

Gross profit	$21,129	$68,377	$—	$89,506

Income (loss) before interest and taxes	$(3,828)	$32,236	$—	$28,408
Interest expense, net	$—	$—	$(1,452)	$(1,452)

Income (loss) before taxes	$(3,828)	$32,236	$(1,452)	$26,956

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

The majority of the Company’s sales for the three and six months ended February 28, 2005 and February 29, 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families is as follows:

	(in thousands)
	Amount and percentage of
	sales for the three months ended
Product Family	February 28, 2005		February 29, 2004
Color and additive concentrates	$122,300	35%	$106,587	37%
Polyolefins	104,270	30	78,336	27
Engineered compounds	90,750	26	78,861	27
Polyvinyl chloride (PVC)	12,438	4	13,224	5
Tolling	4,398	1	2,912	1
Other	15,886	4	11,326	3

	$350,042	100%	$291,246	100%

	(in thousands)
	Amount and percentage of
	sales for the six months ended
Product Family	February 28, 2005		February 29, 2004
Color and additive concentrates	$244,026	34%	$215,065	37%
Polyolefins	210,666	30	158,563	27
Engineered compounds	187,155	26	157,975	27
Polyvinyl chloride (PVC)	26,736	4	28,496	5
Tolling	8,156	1	5,890	1
Other	36,445	5	23,014	3

	$713,184	100%	$589,003	100%

(9)	The effective tax rates of 14.0% and 31.8% for the three and six months ended February 28, 2005 were lower than the statutory rate of 35.0%. The reason for the lower effective tax rates was the realization of tax benefits of approximately $4,370,000 from certain tax reserves. These reserves were no longer required due to a change in Mexican tax laws effective in December, 2004 and the favorable settlement of a tax claim in Canada. In addition, the Company incurred additional tax costs of approximately $1 million during the November 2004 quarter due to a change in German tax law effective September 1, 2004. Changes were implemented by the Company in the November 2004 quarter that will mitigate the effect of the increase in taxes in Germany for future periods.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

The effective tax rates of 50.9% and 44.9% for the three and six months ended February 29, 2004, respectively, were greater than the statutory rate of 35.0% primarily because no tax benefits were recognized on losses in the United States.

(10)	Accumulated amortization for intangible assets was approximately $1,239,000 and $1,044,000 at February 28, 2005 and August 31, 2004, respectively. The amortization expense for intangible assets was approximately $59,000 and $115,000 for the three and six months ended February 28, 2005, respectively, and $59,000 and $115,000 for the three and six months ended February 29, 2004, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(11)	During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $216,000 for the six months ended February 28, 2005, respectively.

These charges were primarily non-cash and are summarized below:

	(in thousands)
		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
	Charge	2004	8/31/04	Charge	2005	2/28/05
Employee related costs	$350	$—	$350	$—	$(310)	$40
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$216	$(592)	$40

Accelerated depreciation, included in North America cost of sales	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of February 28, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At February 28, 2005 the Company had remaining accruals of $40,000 related to cash out-flows for employee severance.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

The charges for this restructuring were primarily non-cash and are summarized below:

	(in thousands)
		Paid
		fiscal	Fiscal	Accrual	Paid	Accrual
	Original	2003 and	2004	balance	fiscal	balance
	charge	2004	charges	8/31/04	2005	2/28/05
Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other Costs	4,265	(4,580)	315	—	—	—

Restructuring	6,237	$(6,549)	$315	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At February 28, 2005, no further cash out-flows are required by the Company relating to this restructuring.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(12)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:

	(in thousands)
	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$538	$500	$1,056	$954
Interest cost	826	731	1,624	1,379
Expected return on plan assets	(187)	(137)	(367)	(259)
Net amortization and other	148	242	293	422

Net periodic benefit cost	$1,325	$1,336	$2,606	$2,496

Postretirement benefit cost included the following components:

	(in thousands)
	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$396	$263	$792	$526
Interest cost	380	323	760	646
Net amortization and other	70	26	140	52

Net periodic benefit cost	$846	$612	$1,692	$1,224

(13)	In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP106-2”) regarding SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions. FSP 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the features introduced in the Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of FSP 106-2, effective September 1, 2004, did not have a material impact on the Company’s financial position or results of operations. On January 21, 2005 regulations implementing the Act were issued and are not expected to have a material impact on the Company’s financial position or results of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2005 and February 29, 2004

(14)	In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 151.

(15)	In December 2004, the FASB revised SFAS No. 123, (“SFAS 123R”), Share-Based Payment. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. In addition, SFAS 123R requires disclosure of information relating to the nature of share-based payment transactions and the effects of those transactions on the financial statements. The adoption of SFAS 123R is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 123R.

(16)	In December 2004, the FASB issued SFAS No. 153, (“SFAS 153”), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of SFAS 153 is required in the Company’s first quarter of fiscal 2006. It is not expected to have a material effect on the Company’s financial position or results of operations.

(17)	In December 2004, the FASB issued FASB Staff Position 109-1, (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FASB also issued Staff Position 109-2, (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provided deductions for qualified domestic production activities and repatriation of foreign earnings. The adoption of FSP 109-1 and FSP 109-2 by the Company in the February 2005 quarter is not expected to have an impact on the Company’s financial condition, results of operations or cash flows for fiscal 2005. The Company is currently assessing the impact for fiscal years after 2005.

(18)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations

Results of Operations

Sales of $350.0 million were the highest second-quarter revenues in the history of the Company. Net sales increased $58.8 million or 20.2% over last year’s second-quarter sales of $291.2 million. The reasons for the change in sales for the three and six months ended February 28, 2005 are as follows:

	Increase
	Three months ended	Six months ended
	February 28, 2005	February 28, 2005
Tonnage	3.0%	4.4%
Price and product mix	11.3	9.8
Translation effect	5.9	6.9

	20.2%	21.1%

The tonnage increase for the February 2005 quarter was due primarily to a 5.5% increase in the European operations, including Asia, which was offset by a tonnage decline of 1.5% in North America. The decline in North American tonnage was due primarily to a loss of business that would not accept price increases resulting from higher raw material costs.

A comparison of consolidated sales by business segment for the three and six months ended February 28, 2005 and February 29, 2004 is as follows:

	(in thousands)				(in thousands)
	Three months ended				Six months ended
	February 28,	February 29,	Increase		February 28,	February 29,	Increase
Sales	2005	2004	$	%	2005	2004	$	%
Europe	$246,379	$197,827	$48,552	24.5%	$501,978	$391,311	$110,667	28.3%
North America	103,663	93,419	10,244	11.0%	211,206	197,692	13,514	6.8%

	$350,042	$291,246	$58,796	20.2%	$713,184	$589,003	$124,181	21.1%

The two largest markets served by the Company are the packaging and automotive markets. For the six months ended February 28, 2005, approximately 37% of consolidated sales were derived from packaging and 19% from the automotive market. For the six months ended February 29, 2004, approximately 36% and 22% of consolidated sales were derived from the packaging and automotive markets, respectively. Sales to the automotive market were down because of weakening sales and economic conditions for certain North American companies in that industry.

The majority of the Company’s sales for the three and six months ended February 28, 2005 and February 29, 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families is as follows:

	(in thousands)
	Amount and percentage of
	sales for the three months ended
Product Family	February 28, 2005		February 29, 2004
Color and additive concentrates	$122,300	35%	$106,587	37%
Polyolefins	104,270	30	78,336	27
Engineered compounds	90,750	26	78,861	27
Polyvinyl chloride (PVC)	12,438	4	13,224	5
Tolling	4,398	1	2,912	1
Other	15,886	4	11,326	3

	$350,042	100%	$291,246	100%

	(in thousands)
	Amount and percentage of
	sales for the six months ended
Product Family	February 28, 2005		February 29, 2004
Color and additive concentrates	$244,026	34%	$215,065	37%
Polyolefins	210,666	30	158,563	27
Engineered compounds	187,155	26	157,975	27
Polyvinyl chloride (PVC)	26,736	4	28,496	5
Tolling	8,156	1	5,890	1
Other	36,445	5	23,014	3

	$713,184	100%	$589,003	100%

A comparison of gross profit dollars and percentages by business segment for the three and six months ended February 28, 2005 and February 29, 2004 is as follows:

	(in thousands)
	For the three months ended		Increase
Gross profit $	February 28, 2005	February 29, 2004	$	%
Europe	$35,424	$33,771	$1,653	4.9
North America	11,857	8,866	2,991	33.7

	$47,281	$42,637	$4,644	10.9

Gross profit %
Europe	14.4	17.1
North America	11.4	9.5
Consolidated	13.5	14.6

	(in thousands)
	For the six months ended		Increase
Gross profit $	February 28, 2005	February 29, 2004	$	%
Europe	$76,940	$68,377	$8,563	12.5
North America	23,977	21,129	2,848	13.5

	$100,917	$89,506	$11,411	12.7

Gross profit %
Europe	15.3	17.5
North America	11.4	10.7
Consolidated	14.2	15.2

European gross profit, including Asia, was higher for the three and six months ended February 28, 2005 primarily due to the tonnage increase of 5.5% and 9.8%, respectively, and the translation effect of exchange rates, primarily the Euro, amounting to $2.3 million and $6.1 million, respectively. The decline in European gross profit percentage for the three and six months ended February 28, 2005 was primarily due to increased sales of commodity products with lower margins. Gross profit percentages on manufactured products also declined due to increased raw material costs for the three and six months ended February 28, 2005.

Gross profits and gross profit percentages for North America increased for the three and six months ended February 28, 2005 as compared to the same periods last year. These increases were primarily the result of higher selling prices on manufactured products. Increases in gross profit were also generated from the sales of commodity products.

A comparison of capacity utilization levels for the three and six months ended February 28, 2005 and February 29, 2004 is as follows:

	For the three months ended		For the six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Europe	79%	79%	88%	84%
North America	83%	81%	87%	85%
Worldwide	81%	80%	88%	84%

Capacity utilization for the second quarter was less than the six-month period primarily due to the traditional holiday periods in December. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant.

Selling, general and administrative expenses were $33.8 million and $70.5 million for the three and six months ended February 28, 2005, respectively. This represents an increase of $3.0 million or 9.7% for the quarter and $10.4 million or 17.3% for the six months ended February 28, 2005 compared with the same periods last year. These increases were due to the following:

	(in millions) Increase/(decrease)
	3 months ended	6 months ended
	February 28, 2005	February 28, 2005
Compensation and related benefits	$(0.4)	$2.0
Bad debts	0.3	0.5
Sarbanes/Oxley compliance	1.3	1.8
Translation effect	1.3	3.2
Other	0.5	2.9

	$3.0	$10.4

During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $216,000 for the six months ended February 28, 2005. These charges were primarily non-cash and are summarized below:

	(in thousands)
		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
	Charge	2004	8/31/04	Charge	2005	2/28/05
Employee related costs	$350	$—	$350	$—	$(310)	$40
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$216	$(592)	$40

Accelerated depreciation, included in North America cost of sales	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of February 28, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At February 28, 2005 the Company had remaining accruals of $40,000 related to cash out-flows for employee severance.

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

The charges for this restructuring were primarily non-cash and are summarized below:

	(in thousands)
		Paid
		fiscal	Fiscal	Accrual	Paid	Accrual
	Original	2003 and	2004	balance	fiscal	balance
	charge	2004	charges	8/31/04	2005	2/28/05
Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other Costs	4,265	(4,580)	315	—	—	—

Restructuring	6,237	$(6,549)	$315	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At February 28, 2005 no further cash out-flows are required by the Company relating to this restructuring.

Foreign currency transaction gains or losses were the result of changes in the value of currencies in major areas where the Company operates. For the six months ended February 28, 2005 there was a $2.0 million foreign currency transaction loss which included $1.1 million relating to the change in the value of the U.S. dollar compared with the Canadian dollar.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of income (loss) before interest, restructuring and taxes for each business segment for the three and six months ended February 28, 2005 and February 29, 2004 is as follows:

	(in thousands)
	For the three months ended			For the six months ended
	February 28,	February 29,	Favorable	February 28,	February 29,	Favorable
	2005	2004	(Unfavorable)	2005	2004	(Unfavorable)
Europe	$15,306	$14,789	$517	$33,608	$32,236	$1,372
North America	(1,639)	(3,248)	1,609	(5,537)	(3,828)	(1,709)
Restructuring (Note 11)	(12)	—	(12)	(216)	—	(216)
Interest expense, net	(697)	(733)	36	(1,357)	(1,452)	95

Income before taxes	$12,958	$10,808	$2,150	$26,498	$26,956	$(458)

European income before interest and taxes, including Asia, increased for the three and six months ended February 28, 2005 primarily due to the translation effect of foreign currencies.

The North American loss before interest, restructuring and taxes for the February 2005 quarter decreased due to higher gross profits, which were the result of higher selling prices. The loss increased for the six months ended February 28, 2005 due to a $3.1 million increase in selling, general and administrative expenses and a $1.6 million increase in currency transaction losses. These increases were partially offset by increased gross profits of $2.8 million which were the result of higher selling prices.

Interest expense decreased in 2005 mainly due to lower average borrowings.

The effective tax rates of 14.0% and 31.8% for the three and six months ended February 28, 2005 were lower than the statutory rate of 35.0%. The reason for the lower effective tax rates was the realization of tax benefits of approximately $4,370,000 from certain tax reserves. These reserves were no longer required due to a change in Mexican tax laws effective in December, 2004 and the favorable settlement of a tax claim in Canada. In addition, the Company incurred additional tax costs of approximately $1 million during the November 2004 quarter due to a change in German tax law effective September 1, 2004. Changes were implemented by the Company in the November 2004 quarter that will mitigate the effect of the increase in taxes in Germany for future periods.

The effective tax rates of 50.9% and 44.9% for the three and six months ended February 29, 2004, respectively, were greater than the statutory rate of 35.0% primarily because no tax benefits were recognized on losses in the United States.

The translation effect of foreign currencies, primarily the Euro, increased net income by $0.7 and $1.9 million for the three and six months ended February 28, 2005.

Second quarter results, excluding tax benefits, were better than anticipated. However, the business environment remains extremely difficult and it continues to be a challenge to pass on higher raw material costs through increases in selling prices. Although the Company has had success in increasing its prices, some business has been lost where pricing was below its target. It is important to pass on these increases in order to maintain margins at acceptable levels. The Company anticipates similar conditions in the months ahead. A more recent concern is the level of high automotive inventories and declining sales of automobiles and trucks, and the impact it could have on the Company’s North American business.

The Company anticipates a sequential improvement in the third-quarter net income, excluding the second-quarter tax benefits. The Company will continue its strategy of passing on cost increases in the form of higher prices. Nevertheless, last year’s third-quarter net income of $0.42 per diluted share was a strong quarter, and it will be a challenge to match those earnings, especially in this difficult environment.

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

Net cash used in operations was $13.7 million for the six months ended February 28, 2005 while the Company generated $33.7 million from operations in the same six-month period last year. This decrease of $47.4 million of cash flow from operations from last year was due primarily to increases in inventories and accounts receivable. Inventories were up due to an increase in raw material costs and a production increase of approximately 29 million pounds or 6.6%. The increase in production was due primarily to increasing prices of resins coupled with anticipated customer demands. The increase in accounts receivable was a result of the 20.2% increase in sales in the February 2005 quarter.

	(in millions)
	February 28,	August 31,
	2005	2004	% Change
Cash and Cash Equivalents	$52.6	$72.9	(27.8)%
Working Capital	407.0	358.3	13.6
Long-Term Debt	51.1	49.7	2.8
Stockholders’ Equity	479.0	435.2	10.1

The Company’s cash and cash equivalents decreased $20.3 million, from August 31, 2004. The primary reasons for the decrease were higher levels of accounts receivable and inventories.

As of February 28, 2005, the current ratio was 3.09 to 1 and working capital was $407.0 million, an increase of $48.7 million from August 31, 2004. Accounts receivable increased $35.6 million as of February 28, 2005, compared with August 31, 2004, primarily because of increased selling prices and a $14.8 million positive translation impact of foreign currencies. Inventories increased $56.7 million as of February 28, 2005, compared with August 31, 2004, primarily because of increased customer demand, higher raw material costs and a $13.7 million positive translation impact of foreign currencies. Accounts payable increased $19.8 million from August 31, 2004. The increase in accounts payable was due primarily to higher raw material costs and inventory levels. The majority of the increase was in Europe and the translation effect of foreign currencies increased accounts payable by $5.6 million.

The allowance for doubtful accounts increased $1.8 million from August 31, 2004, including $.5 million from the translation effect of foreign currencies. The remaining increase represents an estimate of the amount of probable credit losses due to a difficult economic environment for the Company’s customers.

During the six months ended February 28, 2005, the Company repatriated approximately $5 million as dividends from foreign subsidiaries. The Company intends to repatriate approximately $38 million from its foreign operations during the remainder of fiscal 2005. These funds will be used for payment of common stock dividends, capital expenditures and other working capital requirements.

The Company increased total long-term debt by $1.4 million during the six months ended February 28, 2005. Total long-term debt was $51.1 million as of February 28, 2005.

Capital expenditures for the six months ended February 28, 2005 were $8.2 million compared with $11.7 million last year. The largest amounts of capital expenditures were primarily for the additional costs of the new manufacturing facility in China, the expansion of the laboratory in Germany and new manufacturing equipment at the Bellevue, Ohio plant.

The ratio of long-term liabilities to capital was 20.1% at February 28, 2005 and 20.4% at August 31, 2004. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. Other long-term liabilities increased $7.2 million, primarily due to increases in liabilities for a German pension plan of $4.1 million and other postretirement benefits of $1.5 million.

The Company has a $100,000,000 revolving credit agreement which expires in August 2009. The Company, under this agreement, can increase the credit amount by $50,000,000 if necessary, at a later date. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio and interest coverage ratio. The revolving credit agreement is unsecured. There were borrowings of $2,000,000 outstanding under this agreement at February 28, 2005, while there were no borrowings at August 31, 2004.

The Company has an outstanding private placement of $50,000,000 of Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of February 28, 2005, approximately $34,000,000 of retained earnings was available for the payment of cash dividends. The Company’s latest review as of February 28, 2005 of the covenants under these agreements indicates no defaults or any non-compliance with their covenants.

The Company has an interest rate swap agreement that converts $25,000,000 of the $50,000,000 of Senior Notes from fixed rate debt to variable rate debt and is designated as a fair value hedge. As of February 28, 2005, the notional value of the underlying debt has been marked-to-market to $23,881,000 and carries a variable interest rate of 7.2%. The interest rate swap has been recorded at fair market value of $1,119,000 and is included in other long-term liabilities at February 28, 2005.

The Company had an increase in notes payable in Europe and Asia of approximately $2.6 million from August 31, 2004. These funds were used primarily for operational needs.

The Company leases certain items under capital leases. The European segment leases certain land and buildings with an amount due on this capital lease at February 28, 2005 of approximately $652,000. The North American segment leases certain equipment with an amount due on this capital lease at February 28, 2005 of approximately $28,000.

Aggregate maturities of long-term debt and capital lease obligations subsequent to February 28, 2005 are presented below:

	(in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term Debt	$52,000	$—	$2,000	$50,000	$—
Capital Lease Obligations	680	461	219	—	—

	$52,680	$461	$2,219	$50,000	$—

Operating lease information is provided in footnote 13 of the Company’s 2004 Annual Report.

The Company’s outstanding commercial commitments at February 28, 2005 are not material to the Company’s financial position, liquidity or results of operations.

At August 31, 2004 the Company had purchase obligations of $108.5 million, $85.7 million being less than one year and $22.8 million within one to three years. During the quarter ended February 28, 2005, the Company entered into a purchase agreement with one of its suppliers which requires it to purchase approximately $9.3 million in the current fiscal year and $25.7 million in fiscal 2006 and 2007, based on current market prices. Under this agreement, monthly purchases are made at the existing market prices at the time of purchase. Other than this purchase agreement, as of February 28, 2005 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2004 Annual Report.

During the six months ended February 28, 2005, the Company has declared and paid quarterly cash dividends totaling $.28 per share. The total amount of these dividends was $8.7 million. Cash has been sufficient to fund the payment of these dividends.

During the six months ended February 28, 2005, the Company did not repurchase any shares of its common stock. Approximately 1.7 million shares remain under a nine million-share authorization approved by the Board of Directors in August 1998. Subject to market conditions, the Company may repurchase common stock in fiscal year 2005. For the six months ended February 28, 2005, 239,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $3.3 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the six months ended February 28, 2005 increased this account by $30.4 million.

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP106-2”) regarding SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions. FSP 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the features introduced in the Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of FSP 106-2, effective September 1, 2004, did not have a material impact on the Company’s financial position or results of operations. On January 21, 2005 regulations implementing the Act were issued and are not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued FASB Staff Position 109-1, (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FASB also issued Staff Position 109-2, (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provided deductions for qualified domestic production activities and repatriation of foreign earnings. The adoption of FSP 109-1 and FSP 109-2 by the Company in the February 2005 quarter is not expected to have an impact on the Company’s financial condition, results of operations or cash flows for fiscal 2005. The Company is currently assessing the impact for fiscal years after 2005.

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

Date: April 11, 2005	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)