Form 10-Q
period 2005-05-31
SCHULMAN A INC
filed 2005-07-11
CIK 87565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

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

Yes ☑       No ☐

Number of common shares outstanding as of June 30, 2005 – 30,605,296

PART I — FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME

(in thousands except per share data)

	For the three months ended May 31,		For the nine months ended May 31,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net sales	$374,948	$331,271	$1,088,132	$920,274
Interest and other income	1,195	731	1,992	1,605

	376,143	332,002	1,090,124	921,879

Cost and expenses:
Cost of sales (Note 13)	327,499	280,136	939,766	779,633
Selling, general and administrative expenses	35,381	30,642	105,857	90,746
Interest expense	695	1,066	2,576	3,183
Foreign currency transaction (gain) loss	(332)	(511)	1,675	62
Restructuring expense — N. America (Note 11)	(34)	295	182	295
Minority interest	185	427	821	1,057

	363,394	312,055	1,050,877	874,976

Income before taxes	12,749	19,947	39,247	46,903

Provision for U.S. and foreign income taxes (Note 9)	5,342	7,026	13,615	19,128

Net income	7,407	12,921	25,632	27,775

Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$7,394	$12,908	$25,592	$27,735

Weighted-average number of shares outstanding (Note 6):
Basic	30,625	30,232	30,607	30,041
Diluted	30,967	30,697	31,071	30,442

Earnings per share (Note 6):
Basic	$0.25	$0.43	$0.84	$0.93

Diluted	$0.23	$0.42	$0.82	$0.91

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET

(in thousands)

	May 31,	August 31,
	2005	2004
	Unaudited
Assets

Current assets:
Cash and cash equivalents (Note 4)	$74,410	$72,898
Accounts receivable, less allowance for doubtful accounts of $11,082 at May 31, 2005 and $9,268 at August 31, 2004	230,885	204,091
Inventories, average cost or market, whichever is lower	246,166	232,102
Prepaids, including tax effect of temporary differences	17,626	13,339

Total current assets	569,087	522,430

Other assets:
Cash surrender value of life insurance	1,433	974
Deferred charges, etc., including tax effect of temporary differences	14,114	16,080
Goodwill	5,281	5,253
Intangible assets (Note 10)	2,500	2,653

	23,328	24,960

Property, plant and equipment, at cost:
Land and improvements	13,218	12,465
Buildings and leasehold improvements	127,997	124,760
Machinery and equipment	284,426	274,279
Furniture and fixtures	35,127	32,999
Construction in progress	13,454	10,178

	474,222	454,681
Accumulated depreciation and investment grants of $1,214 at May 31, 2005 and $1,172 at August 31, 2004	296,681	277,975

	177,541	176,706

	$769,956	$724,096

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET

(in thousands)

	May 31,	August 31,
	2005	2004
	Unaudited
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$580	$—
Current portion of long-term debt	431	418
Accounts payable	91,587	95,160
U.S. and foreign income taxes payable	18,489	12,573
Accrued payrolls, taxes and related benefits	27,660	26,300
Other accrued liabilities	31,912	29,685

Total current liabilities	170,659	164,136

Long-term debt	61,205	49,679
Other long-term liabilities	67,450	61,984
Deferred income taxes	8,023	8,030
Minority interest	5,251	5,030
Commitments and contingencies (Note 22)	—	—

Stockholders’ equity (Note 5):
Preferred stock, 5% cumulative, $100 par value, 10,564 shares outstanding at May 31, 2005 and 10,566 shares at August 31, 2004	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value,
Authorized - 75,000,000 shares
Issued - 39,877,341 shares at May 31, 2005 and 39,633,132 at August 31, 2004	39,877	39,633
Other capital	74,422	69,812
Accumulated other comprehensive income (Note 7)	24,932	18,643
Retained earnings	486,037	473,540
Treasury stock, at cost, 9,272,045 shares at May 31, 2005 and 9,211,095 shares at August 31, 2004	(165,232)	(164,231)
Unearned stock grant compensation	(3,725)	(3,217)

Common stockholders’ equity	456,311	434,180

Total stockholders’ equity	457,368	435,237

	$769,956	$724,096

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the nine months ended May 31,
	2005	2004
	Unaudited
Provided from (used in) operating activities:
Net income	$25,632	$27,775
Items not requiring the current use of cash:
Depreciation	18,812	19,651
Gain on sale of asset	(759)	—
Non-current deferred taxes	2,264	3,792
Foreign pension and other deferred compensation	5,179	4,993
Postretirement benefit obligation	2,321	731
Minority interest in net income of subsidiaries	821	1,057
Restructuring charge	—	161
Changes in working capital:
Accounts receivable	(24,687)	(25,582)
Inventories	(10,945)	(5,678)
Prepaids	456	138
Accounts payable	(5,060)	25,730
Income taxes	(1,979)	(2,391)
Accrued payrolls and other accrued liabilities	7,540	1,673
Changes in other assets and other long-term liabilities	(2,869)	(869)

Net cash provided from operating activities	16,726	51,181

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(17,440)	(17,530)
Disposals of property, plant and equipment	1,026	(465)

Net cash used in investing activities	(16,414)	(17,995)

Provided from (used in) financing activities:
Cash dividends paid	(13,135)	(12,351)
Notes payable	580	(27)
Increase in long-term debt	11,515	—
Reduction in long-term debt	—	(9,871)
Cash distributions to minority shareholders	(600)	(750)
Exercise of stock options	3,356	10,637
Purchase of treasury stock	(1,001)	—

Net cash provided from (used in) financing activities	715	(12,362)

Effect of exchange rate changes on cash	485	4,223

Net increase in cash and cash equivalents	1,512	25,047
Cash and cash equivalents at beginning of period	72,898	62,816

Cash and cash equivalents at end of period	$74,410	$87,863

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(1)	The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

The following table represents the impact on net income and earnings per share had the fair value based method been applied to measure compensation cost:

	(in thousands, except per share data)
	For the three months ended May 31,		For the nine months ended May 31,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$7,394	$12,908	$25,592	$27,735
Add: Stock-based employee compensation included in reported net income, net of tax	444	579	990	1,718
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax where applicable	(1,404)	(1,286)	(3,846)	(3,529)

Net income applicable to common stock, as adjusted	$6,434	$12,201	$22,736	$25,924

Earnings per share:
Basic — as reported	$0.25	$0.43	$0.84	$0.93
— as adjusted	$0.21	$0.40	$0.74	$0.86

Diluted — as reported	$0.23	$0.42	$0.82	$0.91
— as adjusted	$0.20	$0.40	$0.73	$0.85

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(2)	The results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the results expected for the year ended August 31, 2005.

(3)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2005 presentation.

(4)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $37,144,000 at May 31, 2005 and $39,671,000 at August 31, 2004.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(5)	A summary of the stockholders’ equity section for the nine months ended May 31, 2005 and 2004 is as follows:

(in thousands)

(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained		Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Treasury Stock	Compensation	Equity
Balance at September 1, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income:
Net income	—	—	—	—	25,632	—	—
Foreign currency translation gain	—	—	—	6,289	—	—	—
Total comprehensive income								31,921
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.425 per share	—	—	—	—	(13,095)	—	—	(13,095)
Stock options exercised	—	244	3,112	—	—	—	—	3,356
Purchase of treasury stock	—	—	—	—	—	(1,001)	—	(1,001)
Grant of restricted stock, net	—	—	1,236	—	—	—	(1,236)	—
Non-cash stock based compensation	—	—	262	—	—	—	—	262
Amortization of restricted stock	—	—	—	—	—	—	728	728

Balance at May 31, 2005	$1,057	$39,877	$74,422	$24,932	$486,037	$(165,232)	$(3,725)	$457,368

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

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
For the nine months ended May 31, 2005 and 2004

(6)	Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

As of May 31, 2005, 1,730,629 shares remain under a six-million share repurchase authorization approved by the Board of Directors in August 1998. The timing and amount of repurchases will vary based on market conditions. No shares were repurchased in fiscal 2004. During fiscal 2005, the Company made the following share repurchases under this plan:

	Three months	Nine months
	ended	ended
	May 31, 2005	May 31, 2005
Shares repurchased	60,950	60,950
Repurchase amount	$1,001,000	$1,001,000
Average price per share	$16.42	$16.42

(7)	The components of Accumulated Other Comprehensive Income are as follows:

	(in thousands)
	Unaudited
	May 31,	August 31,
	2005	2004
Foreign currency translation gain	$27,443	$21,154
Minimum pension liability	(2,511)	(2,511)

	$24,932	$18,643

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. The Company operates in two geographic business segments, North America and Europe, which includes Asia. A reconciliation of segment income (loss) to consolidated income (loss) before taxes is presented below:

	(in thousands)
	(Unaudited)
	North
	America	Europe	Other	Consolidated
Three months ended May 31, 2005

Sales to unaffiliated customers	$116,227	$258,721	$—	$374,948

Gross profit	$12,497	$34,952	$—	$47,449

Income (loss) before interest, restructuring and taxes	$(1,949)	$14,961	$—	$13,012
Interest expense, net	$—	$—	$(297)	$(297)
Restructuring expense (Note 11)	$34	$—	$—	$34

Income (loss) before taxes	$(1,915)	$14,961	$(297)	$12,749

Three months ended May 31, 2004

Sales to unaffiliated customers	$109,317	$221,954	$—	$331,271

Gross profit	$13,492	$37,643	$—	$51,135

Income before interest, restructuring and taxes	$1,215	$19,399	$—	$20,614
Interest expense, net	$—	$—	$(372)	$(372)
Restructuring expense (Note 11)	$(295)	$—	$—	$(295)

Income before taxes	$920	$19,399	$(372)	$19,947

Nine months ended May 31, 2005

Sales to unaffiliated customers	$327,433	$760,699	$—	$1,088,132

Gross profit	$36,474	$111,892	$—	$148,366

Income (loss) before interest, restructuring and taxes	$(7,486)	$48,569	$—	$41,083
Interest expense, net	$—	$—	$(1,654)	$(1,654)
Restructuring expense (Note 11)	$(182)	$—	$—	$(182)

Income (loss) before taxes	$(7,668)	$48,569	$(1,654)	$39,247

Nine months ended May 31, 2004

Sales to unaffiliated customers	$307,009	$613,265	$—	$920,274

Gross profit	$34,621	$106,020	$—	$140,641

Income (loss) before interest, restructuring and taxes	$(2,613)	$51,635	$—	$49,022
Interest expense, net	$—	$—	$(1,824)	$(1,824)
Restructuring expense (Note 11)	$(295)	$—	$—	$(295)

Income (loss) before taxes	$(2,908)	$51,635	$(1,824)	$46,903

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

The majority of the Company’s sales for the three and nine months ended May 31, 2005 and 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families is as follows:

		(in thousands)
		Amount and percentage of
	sales for the three months ended May 31,
Product Family	2005		2004
Color and additive concentrates	$133,016	35%	$115,385	35%
Polyolefins	113,269	30	92,971	28
Engineered compounds	96,726	26	87,233	26
Polyvinyl chloride (PVC)	14,126	4	15,505	5
Tolling	4,485	1	3,313	1
Other	13,326	4	16,864	5

	$374,948	100%	$331,271	100%

		(in thousands)
		Amount and percentage of
	sales for the nine months ended May 31,
Product Family	2005		2004
Color and additive concentrates	$377,042	34%	$330,450	36%
Polyolefins	323,935	30	251,534	27
Engineered compounds	283,881	26	245,208	27
Polyvinyl chloride (PVC)	40,862	4	44,001	5
Tolling	12,641	1	9,203	1
Other	49,771	5	39,878	4

	$1,088,132	100%	$920,274	100%

(9)	The effective tax rate of 41.9% for the three months ended May 31, 2005 is greater than the statutory rate of 35.0% primarily because no tax benefits have been recognized on losses in the United States. For the nine months ended May 31, 2005, the effective tax rate is 34.7% which is lower than the statutory rate of 35.0%, due to of the realization of tax benefits of approximately $4,370,000 from certain tax reserves in the February 2005 quarter. These reserves were no longer required due to a change in Mexican tax laws effective in December, 2004 and the favorable settlement of a tax claim in Canada. In addition, the Company incurred additional tax costs of approximately $1 million during the November 2004 quarter due to a change in German tax law effective September 1, 2004. Changes were implemented by the Company in the November 2004 quarter that mitigated the effect of the increase in taxes in Germany for future periods.

The effective tax rates of 35.2% and 40.8% for three and nine months ended May 31, 2004, respectively, were greater than the statutory rate of 35.0% primarily because no tax benefits were recognized on losses in the United States.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(10)	Accumulated amortization for intangible assets was approximately $1,218,000 and $1,044,000 at May 31, 2005 and August 31, 2004, respectively. The amortization expense for intangible assets was approximately $57,000 and $172,000 for the three and nine months ended May 31, 2005, respectively, and $55,000 and $170,000 for the three and nine months ended May 31, 2004, respectively. The Company does not anticipate any significant changes in amortization expense for intangible assets in future periods.

(11)	During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $182,000 for the nine months ended May 31, 2005.

These charges were primarily non-cash and are summarized below:

	(in thousands)
			Accrual		Paid	Accrual
	Original	Paid fiscal	balance	2005	fiscal	balance
	Charge	2004	8/31/04	Charge	2005	5/31/05
Employee related costs	$350	$—	$350	$(34)	$(316)	$—
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$182	$(598)	$—

Accelerated depreciation, included in North America cost of sales	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of May 31, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At May 31, 2005, no further cash out-flows are required by the Company related to this restructuring.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

The charges for this restructuring were primarily non-cash and are summarized below:

(in thousands)

		Paid
		fiscal	Fiscal	Accrual	Paid	Accrual
	Original	2003 and	2004	balance	fiscal	balance
	charge	2004	charges	8/31/04	2005	5/31/05
Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other Costs	4,265	(4,580)	315	—	—	—

Restructuring	6,237	$(6,549)	$315	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At May 31, 2005, no further cash out-flows are required by the Company relating to this restructuring.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(12)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:

	(in thousands)
	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Service cost	$521	$482	$1,578	$1,443
Interest cost	803	700	2,429	2,042
Expected return on plan assets	(183)	(132)	(550)	(395)
Net amortization and other	146	224	438	528

Net periodic benefit cost	$1,287	$1,274	$3,895	$3,618

Postretirement benefit cost included the following components:

	(in thousands)
	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Service cost	$396	$263	$1,189	$788
Interest cost	380	323	1,140	968
Net amortization and other	70	26	208	79

Net periodic benefit cost	$846	$612	$2,537	$1,835

(13)	The May 2005 quarter includes income from a refinement in assumptions relating to freight in North America of $1,010,000 before-tax, or $962,000 after-tax. In the third quarter of fiscal 2005, new information became available for estimating freight liabilities for outbound customer shipments. As a result of the new information, the Company recorded a favorable adjustment which decreased cost of sales and increased net income for the three and nine months ended May 31, 2005.

(14)	The May 2005 quarter includes income from the sale of an office in Europe of $759,000 before-tax, or $497,000 after-tax.

(15)	In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”) regarding SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions. FSP 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) enacted on December 8, 2003. FSP 106-2 considers the effect of the features introduced in the Act in determining accumulated postretirement benefit obligation and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs. The adoption of FSP 106-2, effective September 1, 2004, did not have a material impact on the Company’s financial position or results of operations. On January 21, 2005 regulations implementing the Act were issued and are not expected to have a material impact on the Company’s financial position or results of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(16)	In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 151.

(17)	In December 2004, the FASB revised SFAS No. 123, (“SFAS 123R”), Share-Based Payment. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. In addition, SFAS 123R requires disclosure of information relating to the nature of share-based payment transactions and the effects of those transactions on the financial statements. The adoption of SFAS 123R is required in the Company’s first quarter of fiscal 2006 and the Company is currently assessing the impact from the adoption of SFAS 123R.

(18)	In December 2004, the FASB issued SFAS No. 153, (“SFAS 153”), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of SFAS 153 is required in the Company’s first quarter of fiscal 2006. It is not expected to have a material effect on the Company’s financial position or results of operations.

(19)	In December 2004, the FASB issued FASB Staff Position 109-1, (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FASB also issued Staff Position 109-2, (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provided deductions for qualified domestic production activities and repatriation of foreign earnings. The adoption of FSP 109-1 and FSP 109-2 by the Company in the February 2005 quarter is not expected to have an impact on the Company’s financial condition, results of operations or cash flows for fiscal 2005. The Company is currently assessing the impact for fiscal years after 2005.

(20)	In May 2005, the FASB issued FASB Statement No. 154, (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements, unless impracticable to determine the effects of the change. The adoption of SFAS 154 is required in the Company’s first quarter of fiscal 2007. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date of September 1, 2006.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2005 and 2004

(21)	In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The adoption of FIN 47 is required in by the end of fiscal 2006. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

(22)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2004, a railroad company asserted that the Company was liable for environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company has not recorded a reserve relating to this matter. In June of 2005, the railroad company notified the Company that it intends to file suit regarding this matter. Legal counsel for the Company is of the opinion that valid cause of action does not exist. The Company will continue to pursue resolution of this matter. The ultimate outcome of this assertion is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations

Results of Operations

Net sales increased $43.6 million or 13.2% over last year’s third-quarter sales of $331.3 million and $167.9 million or 18.2% over the comparable nine-month period last year. The reasons for the change in sales for the three and nine months ended May 31, 2005 are as follows:

	Increase (decrease)
	Three months ended	Nine months ended
	May 31, 2005	May 31, 2005
Tonnage	-4.3%	1.3%
Price and product mix	13.2	10.9
Translation effect	4.3	6.0

	13.2%	18.2%

A comparison of consolidated sales by business segment for the three and nine months ended May 31, 2005 and 2004 is as follows:

		(in thousands)				(in thousands)
	Three months ended May 31,		Increase		Nine months ended May 31,		Increase
Sales	2005	2004	$	%	2005	2004	$	%
Europe	$258,721	$221,954	$36,767	16.6%	$760,699	$613,265	$147,434	24.0%
North America	116,227	109,317	6,910	6.3%	327,433	307,009	20,424	6.7%

	$374,948	$331,271	$43,677	13.2%	$1,088,132	$920,274	$167,858	18.2%

The two largest markets served by the Company are the packaging and automotive markets. For the nine months ended May 31, 2005, approximately 37% of consolidated sales were derived from packaging and 18% from the automotive market. For the nine months ended May 31, 2004, approximately 36% and 22% of consolidated sales were derived from the packaging and automotive markets, respectively. Sales to the automotive industry were down in the third quarter because of a weak sales environment in the North American market.

The majority of the Company’s sales for the three and nine months ended May 31, 2005 and 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families is as follows:

	(in thousands)
	Amount and percentage of
	sales for the three months ended May 31,
Product Family	2005		2004
Color and additive concentrates	$133,016	35%	$115,385	35%
Polyolefins	113,269	30	92,971	28
Engineered compounds	96,726	26	87,233	26
Polyvinyl chloride (PVC)	14,126	4	15,505	5
Tolling	4,485	1	3,313	1
Other	13,326	4	16,864	5

	$374,948	100%	$331,271	100%

	(in thousands)
	Amount and percentage of
	sales for the nine months ended May 31,
Product Family	2005		2004
Color and additive concentrates	$377,042	34%	$330,450	36%
Polyolefins	323,935	30	251,534	27
Engineered compounds	283,881	26	245,208	27
Polyvinyl chloride (PVC)	40,862	4	44,001	5
Tolling	12,641	1	9,203	1
Other	49,771	5	39,878	4

	$1,088,132	100%	$920,274	100%

A comparison of gross profit dollars and percentages by business segment for the three and nine months ended May 31, 2005 and 2004 is as follows:

		(in thousands)
	For the three months ended May 31,		Increase (decrease)
	2005	2004	$	%
Gross profit $
Europe	$34,952	$37,643	$(2,691)	(7.1)
North America	12,497	13,492	(995)	(7.4)

	$47,449	$51,135	$(3,686)	(7.2)

Gross profit %
Europe	13.5	17.0
North America	10.8	12.3
Consolidated	12.7	15.4

		(in thousands)
	For the nine months ended May 31,		Increase
	2005	2004	$	%
Gross profit $
Europe	$111,892	$106,020	$5,872	5.5
North America	36,474	34,621	1,853	5.4

	$148,366	$140,641	$7,725	5.5

Gross profit %
Europe	14.7	17.3
North America	11.1	11.3
Consolidated	13.6	15.3

European gross profit, including Asia, decreased for the three months ended May 31, 2005 primarily due to lower margins on manufactured products. European gross profit increased for the nine months ended May 31, 2005 due to increased tonnage of 5.9% and a $7.7 million positive impact from the translation effect of exchange rates, primarily the Euro. The decline in European gross profit percentage for the three and nine months ended May 31, 2005 was due to increased sales of commodity products with lower margins. Gross profit percentages on manufactured products also declined due to decreased plant utilization and increased raw material costs for the three and nine months ended May 31, 2005.

Gross profits and gross profit percentages for North America decreased for the three months ended May 31, 2005 compared with the same period last year. These decreases were primarily the result of a 10.3% decline in tonnage and decreased gross profits on manufactured products due to the increased cost of plastic resins. Decreases in gross profit were also generated from the sales of commodity products that have lower margins than manufactured products. Gross profits increased for North America for the nine months ended May 31, 2005 primarily due to increased selling prices on commodity products. Overall, gross profit percentages for the nine months ended declined slightly for North America.

The May 2005 quarter includes income from a refinement in assumptions adjustment relating to freight in North America of $1,010,000 before-tax, or $962,000 after tax. In the third quarter of fiscal 2005, new information became available for estimating freight liabilities for outbound customer shipments. As a result of the new information, the Company revised its estimate and recorded a favorable adjustment which decreased cost of sales and increased net income for the three and nine months ended May 31, 2005.

Interest and other income increased approximately $464,000 and $387,000 for the three and nine months ended May 31, 2005, respectively, primarily due to a gain on the sale of an office in Europe of $759,000 before-tax, or $497,000 after-tax.

A comparison of capacity utilization levels for the three and nine months ended May 31, 2005 and 2004 is as follows:

	For the three months ended May 31,		For the nine months ended May 31,
	2005	2004	2005	2004
Europe	85%	98%	87%	90%
North America	85%	95%	87%	86%
Worldwide	85%	97%	87%	88%

Capacity utilization for the third quarter as compared to the same period last year decreased primarily due to the decline in demand as customers reduced inventory levels. For the three months ended May 31, 2005, production decreased approximately 26 million pounds, or 10.3%, compared to the prior year. Capacity utilization for the nine months ended May 31, 2005 remained stable compared to the prior year. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant.

Selling, general and administrative expenses were $35.4 million and $105.9 million for the three and nine months ended May 31, 2005, respectively. This represents an increase of $4.7 million or 15.5% for the quarter and $15.1 million or 16.7% for the nine months ended May 31, 2005 compared with the same periods last year. These increases were due to the following:

	(in millions)
	Increase/(decrease)
	Three months ended	Nine months ended
	May 31, 2005	May 31, 2005
Translation effect	$1.1	$4.3
Sarbanes/Oxley compliance	0.8	2.6
Bad debts	0.5	1.0
Compensation and related benefits	0.5	2.4
Legal and professional	0.4	1.9
Other	1.4	2.9

	$4.7	$15.1

During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $182,000 for the nine months ended May 31, 2005. These charges were primarily non-cash and are summarized below:

	(in thousands)
		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
	Charge	2004	8/31/04	Charge	2005	5/31/05
Employee related costs	$350	$—	$350	$(34)	$(316)	$—
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$182	$(598)	$—

Accelerated depreciation, included in North America cost of sales	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of May 31, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At May 31, 2005, no further cash out-flows are required by the Company related to this restructuring.

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

The charges for this restructuring were primarily non-cash and are summarized below:

	(in thousands)
		Paid
		fiscal	Fiscal	Accrual	Paid	Accrual
	Original	2003 and	2004	balance	fiscal	balance
	Charge	2004	charges	8/31/04	2005	5/31/05
Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other Costs	4,265	(4,580)	315	—	—	—

Restructuring	6,237	$(6,549)	$315	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $288,000, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1,300,000 write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2,269,000 write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2,379,000. At May 31, 2005 no further cash out-flows are required by the Company relating to this restructuring.

Foreign currency transaction gains or losses were the result of changes in the value of currencies in major areas where the Company operates. For the nine months ended May 31, 2005 there was a $1.7 million foreign currency transaction loss, primarily due to changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

A comparison of income (loss) before interest, restructuring and taxes for each business segment for the three and nine months ended May 31, 2005 and 2004 is as follows:

			(in thousands)
	For the three months ended May 31,			For the nine months ended May 31,
			Favorable			Favorable
	2005	2004	(Unfavorable)	2005	2004	(Unfavorable)
Europe	$14,961	$19,399	$(4,438)	$48,569	$51,635	$(3,066)
North America	(1,949)	1,215	(3,164)	(7,486)	(2,613)	(4,873)
Restructuring (Note 11)	34	(295)	329	(182)	(295)	113
Interest expense, net	(297)	(372)	75	(1,654)	(1,824)	170

Income before taxes	$12,749	$19,947	$(7,198)	$39,247	$46,903	$(7,656)

European income before interest and taxes, including Asia, decreased for the three months ended May 31, 2005 primarily due to a decline in gross profit of $2.7 million and an increase of selling, general and administrative expenses of $2.7 million. Income before interest and taxes for the nine months ended May 31, 2005 decreased due to increased selling, general and administrative expenses of $9.9 million. This increase was primarily due to increased compensation costs, translation effect of $4.2 million and Sarbanes-Oxley compliance expenses.

The North American loss before interest, restructuring and taxes for the May 2005 quarter increased due to lower gross profits, a decline in tonnage, and an increase of selling, general and administrative expenses of $2.0 million. The loss increased for the nine months ended May 31, 2005 due to a $5.2 million increase in selling, general and administrative expenses and a $2.1 million increase in currency transaction losses from the change in the value of the U.S. dollar compared with the Canadian dollar and Mexican peso. Selling, general and administrative expenses increased primarily as a result of increased Sarbanes-Oxley compliance expenses and compensation costs.

Interest expense decreased in 2005 mainly due to lower average borrowings.

The effective tax rate of 41.9% for the three months ended May 31, 2005 is greater than the statutory rate of 35.0% primarily because no tax benefits have been recognized on losses in the United States. For the nine months ended May 31, 2005, the effective tax rate is 34.7% which is lower than the statutory rate of 35.0%, due to of the realization of tax benefits of approximately $4,370,000 from certain tax reserves in the February 2005 quarter. These reserves were no longer required due to a change in Mexican tax laws effective in December, 2004 and the favorable settlement of a tax claim in Canada. In addition, the Company incurred additional tax costs of approximately $1 million during the November 2004 quarter due to a change in German tax law effective September 1, 2004. Changes were implemented by the Company in the November 2004 quarter that mitigated the effect of the increase in taxes in Germany for future periods.

The effective tax rates of 35.2% and 40.8% for three and nine months ended May 31, 2004, respectively, were greater than the statutory rate of 35.0% primarily because no tax benefits were recognized on losses in the United States.

The translation effect of foreign currencies, primarily the Euro, increased net income by $0.6 and $2.5 million for the three and nine months ended May 31, 2005, respectively.

The Company is adding a second manufacturing line to the facility in China. This line, with an annual capacity of about 22 million pounds, will produce engineered compounds for the Chinese automotive industry and consumer product applications. The cost for this project is approximately $4.0 million and production is scheduled to start in early 2006.

The Company experienced a very challenging third quarter in 2005. There was a significant increase in the cost of plastic resins over the last nine months, primarily because of escalating energy and feedstock costs for resins. During this period, customers built inventories in raw materials and finished products as a response to the higher resin prices.

Subsequent to this inventory build-up, demand for all of the Company’s products softened as customers reduced inventories in response to weaker order levels, especially in the North American automotive market. The Company also experienced a weakening of orders in its European operations during the quarter just ended, again in response to softer economic conditions and efforts by customers to reduce inventory levels.

The Company has recently seen an improvement in its European order levels, but competitive price pressures continue to hamper profit margins. The Company is also entering the traditional vacation period in Europe and, therefore, anticipates softer demand at least through its fourth quarter ending August 31, 2005.

In North America, business conditions are less than ideal, although there are some indications that sales may start to improve in the automotive area. The current business environment makes it extremely difficult to maintain appropriate margin levels with acceptable volume.

In addition to the anticipated soft economic conditions for the fourth quarter, there has also been a weakening in the value of the euro, which the Company expects will negatively impact its net income. Accordingly, the Company anticipates net income for the 2005 fourth quarter to be somewhat less than last year’s comparable quarter, excluding charges for restructuring, goodwill impairment and a valuation allowance for tax assets.

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

Liquidity and Capital Resources

The major sources of cash inflows are primarily net income, long-term debt and the exercise of stock options. The primary uses of cash for other than operations are generally cash dividends and capital expenditures. Presently, the Company anticipates that cash flow from operations and other sources will be sufficient to meet its short and long-term operational requirements.

Net cash provided from operations was $17.5 million for the nine months ended May 31, 2005 and $51.2 million in the same nine-month period last year. This decrease of $33.7 million of cash flow from operations from last year was due primarily to higher inventories from increased resin prices and a decrease in accounts payable.

	(in millions)
	May 31,	August 31,
	2005	2004	% Change
Cash and Cash Equivalents	$74.4	$72.9	2.1%
Working Capital	398.4	358.3	11.2
Long-Term Debt	61.2	49.7	23.1
Stockholders’ Equity	457.4	435.2	5.1

The Company’s cash and cash equivalents increased $1.5 million, from August 31, 2004. The primary reasons for the increase were relatively flat earnings with higher working capital requirements offset by increased borrowings.

As of May 31, 2005, the current ratio was 3.33 to 1 and working capital was $398.4 million, an increase of $40.1 million from August 31, 2004. Accounts receivable increased $26.8 million as of May 31, 2005, compared with August 31, 2004, primarily because of increased selling prices and a $3.2 million positive translation impact of foreign currencies. Inventories increased $14.1 million as of May 31, 2005, compared with August 31, 2004, primarily because of increased raw material costs and a $2.9 million positive translation impact of foreign currencies. Accounts payable decreased $3.6 million from August 31, 2004, primarily due to a decline in third quarter production.

The allowance for doubtful accounts increased $1.8 million from August 31, 2004. The increase represents an estimate of the amount of probable credit losses due to a difficult economic environment for the Company’s customers.

During the nine months ended May 31, 2005, the Company repatriated approximately $5 million as dividends from foreign subsidiaries. The Company intends to repatriate approximately $38 million from its foreign operations during the remainder of fiscal 2005. These funds will be used for payment of common stock dividends, capital expenditures and other working capital requirements.

Long-term debt was up $11.5 million during the nine months ended May 31, 2005 primarily due to borrowings under the revolving credit agreement. Total long-term debt was $61.2 million as of May 31, 2005.

Capital expenditures for the nine months ended May 31, 2005 were $17.4 million compared with $17.5 million last year. The largest amounts of capital expenditures were for additional equipment in China and the Bellevue, Ohio and Sharon Center, Ohio plants.

The ratio of long-term liabilities to capital was 22.0% at May 31, 2005 and 20.4% at August 31, 2004. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities. Other long-term liabilities increased $5.5 million, primarily due to increases in liabilities for a German pension plan of $2.1 million and other postretirement benefits of $2.3 million.

The Company has a $100,000,000 revolving credit agreement which expires in August 2009. The Company, under this agreement, can increase the credit amount by $50,000,000 if necessary, at a later date. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio and interest coverage ratio. The revolving credit agreement is unsecured. There were borrowings of $12,000,000 outstanding under this agreement at May 31, 2005, while there were no borrowings at August 31, 2004. As of May 31, 2005, there are no defaults under this agreement.

The Company has an outstanding private placement of $50,000,000 of Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of May 31, 2005, approximately $33,000,000 of retained earnings was available for the payment of cash dividends. As of May 31, 2005, there are no defaults under these notes.

The Company has an interest rate swap agreement that converts $25,000,000 of the $50,000,000 of Senior Notes from fixed rate debt to variable rate debt and is designated as a fair value hedge. As of May 31, 2005, the notional value of the underlying debt has been marked-to-market to $24,173,000 and carries a variable interest rate of 7.48%. The interest rate swap has been recorded at fair market value of $827,000 and is included in other long-term liabilities at May 31, 2005.

The Company leases certain items under capital leases. The European segment leases certain land and buildings with an amount due on this capital lease at May 31, 2005 of approximately $423,000. The North American segment leases certain equipment with an amount due on these capital leases at May 31, 2005 of approximately $40,000.

Aggregate maturities of long-term debt and capital lease obligations subsequent to May 31, 2005 are presented below:

			(in thousands)
		Less than			After 5
	Total	1 year	1-3 years	3-5 years	years
Long-term Debt	$62,000	$—	$—	$62,000	$—
Capital Lease Obligations	463	431	32	—	—

	$62,463	$431	$32	$62,000	$—

The Company’s outstanding commercial commitments at May 31, 2005 are not material to the Company’s financial position, liquidity or results of operations.

At August 31, 2004 the Company had purchase obligations of $108.5 million, $85.7 million being less than one year and $22.8 million within one to three years. During the quarter ended February 28, 2005, the Company entered into a purchase agreement with one of its suppliers which requires it to purchase approximately $9.3 million in the current fiscal year and $25.7 million in fiscal 2006 and 2007, based on then current market prices. Under this agreement, monthly purchases are made at the existing market prices at the time of purchase. Other than this purchase agreement, as of May 31, 2005 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2004 Annual Report.

During the nine months ended May 31, 2005, the Company has declared and paid quarterly cash dividends totaling $.425 per share. The total amount of these dividends was $13.1 million. Cash has been sufficient to fund the payment of these dividends.

As of May 31, 2005, 1,730,629 shares remain under a six-million share repurchase authorization approved by the Board of Directors in August 1998. The timing and amount of repurchases will vary based on market conditions. No shares were repurchased in fiscal 2004. During fiscal 2005, the Company made the following share repurchases under this plan:

	Three months ended	Nine months ended
	May 31, 2005	May 31, 2005
Shares repurchased	60,950	60,950
Repurchase amount	$1,001,000	$1,001,000
Average price per share	$16.42	$16.42

For the nine months ended May 31, 2005, 244,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $3.4 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The weakening of the U.S. dollar during the nine months ended May 31, 2005 increased this account by $6.3 million.

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

In May 2005, the FASB issued FASB Statement No. 154, (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements, unless impracticable to determine the effects of the change. The adoption of SFAS 154 is required in the Company’s first quarter of fiscal 2007. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date of September 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The adoption of FIN 47 is required in by the end of fiscal 2006. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

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

Date: July 11, 2005	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)