Form 10-K
period 2005-08-31
SCHULMAN A INC
filed 2005-11-14
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 0-7459
A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850

(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

3550 West Market Street, Akron, Ohio	44333

(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: (330) 666-3751
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value

(Title of Class)
Special Stock Purchase Rights

(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: $549,509,597
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date: 30,773,287 Shares of Common Stock, $1.00 Par Value, at November 9, 2005.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Notice of Annual Meeting and Proxy Statement dated November 9, 2005	III

Portions of the registrant’s 2005 Annual Report to Stockholders	I and II
The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the registrant’s Notice of Annual Meeting and Proxy Statement dated November 9, 2005 shall not be deemed incorporated by reference herein.

PART I
ITEM 1. BUSINESS
     A. Schulman, Inc. (the “Company”) was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.
     The Company is engaged in the sale of plastic resins and compounds, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by executive management. On this basis, the Company operates in two geographic business segments, North America and Europe, including Asia (“Europe”).
Business Activities
     The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company’s laboratories and are manufactured in the Company’s fourteen plastics compounding plants in North America and Europe. Customers for the Company’s plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.
     The Company’s plastic compounds are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment and agriculture. These compounds are used in the packaging industry for such products as plastic bags, labels and packaging materials for food, soap, fragrances, flowers, gardening supplies and various household necessities; in the automotive industry for such products as grilles, body side moldings, bumper protective strips, window seals, valance panels, bumper guards, air ducts, steering wheels, fan shrouds and other interior and exterior components; in the consumer products industry for such items as writing instruments, shelving, soft drink coolers, video tape cassettes, batteries, outdoor furniture, lawn sprinklers, artificial turf, skateboards, toys, games and plastic parts for various household appliances; in the electrical/electronics industry for such products as outdoor lighting, parts for telephones, connector blocks, transformers and capacitor housings; in the office equipment industry for such products as cases and housings for computers, trim for arms of office chairs, folders and binders, stack trays and panels and drawers for copying machines; and in the agriculture industry for such products as greenhouse coverings and protective film for plants and agricultural mulch.
     The Company formed A. Schulman Invision, Inc., a wholly-owned subsidiary, in August, 2005. This subsidiary will manufacture and sell multi-layer, decorative plastic products in sheet form, under the trade name Invision®. The initial Invision® sheet manufacturing facility is located in Sharon Center, Ohio. The decorative plastic sheet product consists of layers of Clarix® ionomer resins, adhesive resins, Polytrope® compounds and Polybatch® color masterbatches. Customers supplying the automotive market can form the Invision® plastic sheet into a variety of exterior automotive trim components, such as rocker panels, bumpers and body side moldings. Other markets where customers can use the Invision® sheet include heavy truck, recreational vehicles, lawn and garden and marine equipment to form parts such as fenders, hoods, housings, decks and body components. The Company anticipates that the Invision® products will provide a more durable, versatile and cost-effective solution compared to other existing technologies. The Company has recently ordered the initial Invision® manufacturing line and production is scheduled to commence in September, 2007.
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
     The Company’s concentrates are sold under various trade names, including the following:

•	Polybatch®, which is an additive or color concentrate used for modifying various plastic resins and which provides various physical properties required by customers.

•	Papermatch®, which is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch® is printable and resistant to tearing, moisture and chemicals.

•	Aqua-Sol®, which is a polymer that is biodegradable and dissolves in water, making it more environmentally friendly for uses such as medical packaging, labels, barrier and embroidery films, and other applications.

•	Polyblak®, which is a line of black concentrates that are resistant to weather and sunlight and that are used in the production of plastic pipe, black film and other black plastic items. This line of products is manufactured by third parties for the Company.
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
Polyolefins
     The Company’s polyolefin business consists of numerous polypropylene and polyethylene resins and compounds. Polyolefins are used for interior trim, fascias and bumper covers in automotive applications; for toys, small appliances, sporting goods, and agricultural and watercraft products in roto-molding applications; and for office supplies in industrial/commercial applications. The polyolefin products manufactured by the Company include the following:
•	Polytrope®, which is a thermoplastic elastomer that has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry and typical applications include valance panels, body side moldings, grilles and bumper rub strips. Parts molded from Polytrope® weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

•	Polyfort®, which is a reinforced polypropylene compound for applications that require stiffness and resistance to heat distortion, such as coffee makers, binders for computer printouts and interior trim and under-the-hood products for automobiles.

•	Schulink®, which is a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance, such as industrial doors and commercial waste containers.

•	Invision®, a thermoplastic elastomer in pellet form, is a PVC alternative that can be injection molded, blow molded or extruded. It is a polyolefin compound with properties similar to PVC. It can be used in automotive interiors, trim for furniture, appliances and industrial components.

•	Polyaxis®, a polyethylene resin compound, is used for rotationally molded applications such as canoes, kayaks and agricultural tanks.
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
     The Company, through its European operations, acts as a distributor for several major resin producers that include BASF, ExxonMobil Chemical, Total Petrochemicals, Solvay, GE Plastics and Vestolit GmbH. The Company also acts as United States and Canadian distributor of ExxonMobil Chemical polyethylene used for injection molding. The Company also is a distributor in the United States for ExxonMobil Chemical polyethylene for rotational molding.
     The approximate amount and percentage of consolidated sales for each of the Company’s product families for the three years ended August 31, 2005 are as follows:

	(in thousands, except for %’s)
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Color and additive concentrates	$501,159	35%	$444,483	36%	$395,883	36%
Polyolefins	$424,066	30%	$338,278	27%	$299,452	27%
Engineered compounds	$377,008	26%	$333,630	27%	$277,646	25%
Polyvinyl chloride (PVC)	$54,952	4%	$57,018	5%	$55,130	5%
Tolling	$16,117	1%	$13,380	1%	$16,753	2%
Other	$59,894	4%	$52,302	4%	$55,593	5%

Total	$1,433,196	100%	$1,239,091	100%	$1,100,457	100%

     Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Stockholders, which information is incorporated herein by reference.
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
     A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, this subsidiary purchases and sells prime and off-grade plastic resins from major European producers. During the fiscal year ended August 31, 2005, this subsidiary purchased approximately 23% of the compounds manufactured by A. Schulman Plastics, BVBA in Bornem, Belgium. Approximately 20% of the sales of A. Schulman GmbH during the same period was derived from the distribution of plastic resins and compounds of Vestolit GmbH, ExxonMobil Chemical, GE Plastics and Solvay.
     A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for ExxonMobil Chemical polyethylene for injection molding. Its principal sales office is located in Toronto, Canada. Approximately 62% of its production is sold to customers in the United States with the remainder sold in Canada.
     A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.
     A. Schulman, S.A., a French subsidiary, has six sales offices in France and is a distributor in France for Total Petrochemicals. A. Schulman, S.A. also acts as a merchant of plastic resins and sells compounds manufactured by the Company’s subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is a Paris-based subsidiary of A. Schulman, S.A. that is a distributor for BASF of certain plastic materials in France.
     A. Schulman Plastics, S.A., another French subsidiary, is located in Givet, France. This subsidiary produces plastic concentrates for the Company’s European market.
     Through its Mexican subsidiary, A. Schulman de Mexico, S.A. de C.V., the Company manufactures concentrates for the packaging industry and compounds for the automotive, construction, appliance and consumer products markets. This subsidiary has two sales offices in Mexico.
     A. Schulman Polska Sp. z o.o., is a subsidiary located in Warsaw, Poland which manufactures color concentrates for the eastern European markets. The subsidiary also sells products manufactured by other subsidiaries of the Company and acts as distributor and merchant of plastic resins and compounds in Poland.
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
     A. Schulman Plastics (Dongguan) Ltd., a subsidiary in China, manufactures concentrates for sale in the local film and packaging markets. A second manufacturing line to serve the automotive market in China has been approved for this facility. Start-up for this line is anticipated to occur in fiscal 2006.
     A. Schulman Europe GmbH, a subsidiary with offices in Wurselen, Germany provides support in the areas of sales, procurement, logistics and financing for the European operations.
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
Employee Information
     As of August 31, 2005, the Company had 646 employees in the United States and 1,753 employees in its foreign operations. Approximately 85% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements.
     The Company has laboratory facilities at each of its plastics compounding plants staffed by 297 technical personnel. The Company’s plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the development of new compounds and the testing and sampling of material for conformity with product specifications. The Company has experienced no difficulty in hiring or retaining such personnel.
Research and Development
     A large part of the Company’s technical activities relates to the continuous refinement of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company; however, the amounts spent during the last three fiscal years have not been material.
Compliance with Environmental Regulations
     Management believes that compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.
Dependence on Customers
     During the year ended August 31, 2005, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business other than, potentially, on a temporary basis.
Availability of Raw Materials
     The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC, polyethylene, polystyrene, nylon, ABS (acrylonitrile butadiene styrene) and polyurethane. Recent hurricane activity in the United States has resulted in some market tightness for certain plastic resins. The Company presently has been able to obtain adequate supplies to meet its requirements.
Competition
     The Company’s business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, and other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. The Company believes that it is one of the largest of the ten to fifteen manufacturers of plastic compounds in North America and Europe that is not also engaged in the petrochemical industry or is not a basic producer of plastic resins. Certain of these competitors compete with the Company principally in such competitors’ own respective local market areas, while other competitors compete with the Company on a global basis.

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
Trademarks and Trade Names
     The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. Although these trademarks and trade names contribute to profitability and the Invision® name is important to that new product line, the Company does not consider a material part of its business to be dependent on such trademarks and trade names. The Company also holds some patents in various parts of the world for certain of its products. The products covered by these patents do not constitute a material part of the Company’s business, although patents related to the new Invision® product line are important to that product line.
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
ITEM 2. PROPERTIES
     The Company owns and operates six plastics compounding plants in North America, six in Europe and two in Asia. The following table indicates the location of each plastics compounding plant, the approximate annual plastics compounding capacity and approximate floor area, including warehouse space and the geographic segment that is principally supported by such plant:

		Approximate
	Approximate Capacity	Floor Area
Location	(lbs.)(1)	(Square Feet)
Bellevue, Ohio(2)	88,000,000	160,000
Sharon Center, Ohio(3)	10,000,000	145,000
Nashville, Tennessee	34,000,000	138,000
San Luis Potosi, Mexico	83,000,000	187,000
St. Thomas, Ontario, Canada	74,000,000	141,000
Orange, Texas, Texas Polymer Services, Inc.	135,000,000	182,000

Total North American Segment	424,000,000	953,000

Bornem, Belgium	155,000,000	455,000
Crumlin Gwent, South Wales	79,000,000	106,000
Givet, France	170,000,000	191,000
Plock, Poland	1,000,000	50,000
Dongguan, China	35,000,000	110,000
Kerpen, Germany	126,000,000	484,000
Surabaya, Indonesia (Joint Venture)	38,000,000	89,000
Milan, Italy	40,000,000	112,000

Total European Segment	644,000,000	1,597,000

Total	1,068,000,000	2,550,000

     The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.

(1)	The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor affecting compounding capacity is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Includes capacity of approximately 20 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

(3)	Includes approximately 14,500 square feet of space comprising the Company’s Color Technology Center. Also includes approximately 10,000 square feet of space comprising the Company’s A. Schulman Invision, Inc. subsidiary which will manufacture and sell multi-layered colored plastic product in sheet form under the trade name Invision®. The subsidiary recently ordered the initial Invision® manufacturing line and production is scheduled to commence in September, 2007. Excludes approximately 5 million pounds for a new color concentrate production line scheduled for start-up in the second quarter of fiscal 2006.
     Public warehouses are used wherever needed to store the Company’s products conveniently for shipment to customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 15 in North America and 40 in Europe. The Company believes an adequate supply of suitable public warehouse facilities is available to it.
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
     During fiscal 2004, a railroad company asserted that the Company was liable for environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company has not recorded a reserve relating to this matter. During fiscal 2005, the railroad company notified the Company that it intends to file suit regarding this matter. Legal counsel for the Company is of the opinion that a valid cause of action does not exist. The Company will continue to pursue resolution of this matter. The ultimate outcome of this assertion is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2005.
EXECUTIVE OFFICERS OF THE COMPANY
     The age (as of October 19, 2005), business experience during the past five years and offices presently held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.
     Terry L. Haines: Age 59; President and Chief Executive Officer of the Company since January, 1991; formerly Chief Operating Officer, 1990-1991 and Vice President—North American Sales, 1989—1990.
     Robert A. Stefanko: Age 62; Chairman of the Board since January, 1991; Executive Vice President—Finance and Administration of the Company since 1989; Chief Financial Officer of the Company since 1979; and Treasurer since 1999.
     Alain C. Adam: Age 56; Vice President—International Automotive Marketing of the Company since September 1, 1999; Vice President—Automotive Marketing from 1990 until August 31, 1999.
     Barry A. Rhodes: Age 45; Vice President — North American Sales and Marketing since October 2001; prior to that time, North American Sales Manager since March 2000; various sales positions with the Company since 1997.

     John M. Myles: Age 62; Vice President — Research and Development since October 28, 2003; prior to that time, Vice President — North American Purchasing since October 1997 and General Manager-Operations of Laurel Industries from 1992 to October 1997.
     Ronald G. Andres: Age 55; Vice President — North American Manufacturing since October 20, 1999; prior to that time, Director of Manufacturing for North America from 1998 until October 1999; North American Manufacturing Manager from 1997 to 1998; and Plant Manager of the Bellevue, Ohio plant from 1990 to 1997.
     Gary J. Elek: Age 53; Vice President and Corporate Controller since February 2, 2004; prior to that time, Executive Vice President, Corporate Development of FirstMerit Corporation from 1997 to 2004.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s Common Stock is traded in the over-the-counter market and is quoted through the Nasdaq National Market System under the symbol “SHLM.” At November 9, 2005, there were 591 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name.
     The information in response to this Item regarding dividends declared and prices at which the Company’s Common Stock was traded during the last three fiscal years is set forth on page 10 of the Company’s 2005 Annual Report to Stockholders and is incorporated herein by reference. The information required by this Item in respect of Securities Authorized for Issuance Under Equity Compensation Plans is set forth on page 12 of Part III, Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.
      (a) Not applicable.
      (b) Not applicable.
      (c) The following table provides information with respect to purchases by the Company of Common Stock during the fourth quarter of the 2005 fiscal year:

Maximum
Number of
			Total Number of	Shares that May
			Shares Purchased	Yet be
	Total Number	Average Price	as Part of Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under Plans or
	Purchased	Share	or Programs(1)	Programs(1)

June 1, 2005 — June 30, 2005
July 1, 2005 — July 31, 2005
August 1, 2005 — August 31, 2005
Balance as of August 31, 2005	0	N/A	0	1,730,629

(1)	In August, 1998, the Board of Directors authorized the repurchase of up to six million shares of the Company’s Common Stock. This repurchase plan superseded all other repurchase programs and does not have an expiration date.
ITEM 6. SELECTED FINANCIAL DATA
     The six-year summary of Selected Financial Data is set forth on page 39 of the Company’s 2005 Annual Report to Stockholders and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in response to this Item is set forth on pages 31 through 38 of the Company’s 2005 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principle foreign currency exposures relate to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah. The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and management believes that the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The Company estimates that a ten percent (10%) change in foreign exchange rates at August 31, 2005 would have changed the fair value of the contracts by approximately $5,400,000. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.
     The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. A hypothetical immediate one-percentage-point increase in market interest rates would increase interest expense by approximately $250,000 per year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 4, 2005, appearing on pages 11 through 30 of the Company’s 2005 Annual Report to Stockholders, and the information included in the table presented under the heading “Quarterly Financial Highlights (Unaudited)” on page 28 of the Company’s 2005 Annual Report to Stockholders, are incorporated herein by reference.

     Certain supplementary data in response to this Item is set forth in the financial statement schedules set forth on pages F-1 through F-2 of this Form 10-K.
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     The report of management on internal controls over financial reporting and the report of the independent registered public accounting firm are hereby incorporated by reference to the Company’s 2005 Annual Report to Shareholders under “Management’s Report On Internal Control Over Financial Reporting” on page 29, and under “Report of Independent Registered Public Accounting Firm” on page 30.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
     The Board of Directors has adopted a Code of Conduct, available on the Company’s website at www.aschulman.com, for the Company’s employees, officers and directors. To further assure compliance, the Company maintains a worldwide hotline that allows employees to report confidentially any complaints about accounting, internal accounting controls or auditing matters, or detected violations of its Code of Conduct.
     The Board of Directors has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Ernest J. Novak, Jr. is an “audit committee financial expert” as defined in regulations adopted by the Securities and Exchange Commission. Mr. Novak is independent under the Nasdaq National Market standards.
     The information required in response to this Item in respect of Directors is set forth under the captions “Election of Directors” on pages 1 through 4 and “Section 16(a) Beneficial Ownership Compliance” on page 26 of the Company’s proxy statement dated November 9, 2005, previously filed with the Commission, which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on pages 9 and 10 of this Form 10-K and under the caption “Section 16(a) Beneficial Ownership Compliance” on page 26 of the Company’s proxy statement dated November 9, 2005 and is incorporated herein by reference. The information required in response to this Item in respect of changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “Corporate Governance — Board Committees — Nominating and Corporate Governance Committee” on page 9 of the Company’s proxy statement dated November 9, 2005 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information in response to this Item is set forth under the caption “Compensation Committee Report on Executive Compensation” on pages 10 through 14, under the caption “Compensation of Executive Officers” on pages 15 through 18, under the caption “Compensation of Directors” on page 5, and under the caption “Performance Graph” on page 23 of the Company’s proxy statement dated November 9, 2005, previously filed with the Commission, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information regarding the Company’s 1991 Stock Incentive Plan, the 1992 Non-Employee Directors’ Stock Option Plan and the 2002 Equity Incentive Plan. Each of these plans was approved by the Company’s stockholders. The Company’s 1991 Stock Incentive Plan expired on December 5, 2001 and the Company’s 1992 Non-Employee Directors’ Stock Option Plan expired on October 19, 2002. As a result, no further equity awards may be granted under these plans. Future equity awards may only be granted under the Company’s 2002 Equity Incentive Plan, which became effective on December 5, 2002. All information set forth below is as of August 31, 2005.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to		Weighted-average		future issuance under
	be issued upon exercise		exercise price of		equity compensation
	of outstanding options,		outstanding options,		plans (excluding securities
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,029,712	(1)	$17.09	(2)	2,426,875
Equity compensation plans not approved by security holders	N/A		N/A		N/A

TOTAL	2,029,712		$17.09		2,426,875

(1)	Includes 357,350 shares subject to outstanding restricted stock right awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock right awards.
     Information in response to this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” on page 19 of the Company’s proxy statement dated November 9, 2005, previously filed with the Commission, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information in response to this Item is set forth under the caption “Certain Relationships and Related Transactions” on page 26 of the Company’s proxy statement dated November 9, 2005, previously filed with the Commission, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information for this Item is included under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accountants” on page 25 of the Company’s proxy statement dated November 9, 2005, previously filed with the Commission, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:

		Page
(1)	Financial Statements:
	Management’s Report On Internal Control Over Financial Reporting	29	*
	Report of Independent Registered Public Accounting Firm	30	*
	Consolidated Statement of Income for the three years ended August 31, 2005	11	*
	Consolidated Balance Sheet at August 31, 2005 and 2004	12-13	*
	Consolidated Statement of Cash Flows for the three years ended August 31, 2005	15	*
	Consolidated Statement of Stockholders’ Equity for the three years ended August 31, 2005	14	*
	Notes to Consolidated Financial Statements	16-28	*

*     Incorporated by reference from the indicated page of the Company’s 2005 Annual Report to Stockholders. With the exception of this information and the information incorporated in Items 1, 5, 6, 7, and 8, the 2005 Annual Report to Stockholders is not deemed filed as part of this report.
(2)	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1
Valuation and Qualifying Accounts	F-2
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit
Number

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(b)	Certificate of Amendment of Certificate of Incorporation dated December 12, 1985 (incorporated by reference to Exhibit 2(b) of the Company’s Registration Statement on Form 8-A dated January 15,1996).

3(c)	Certificate of Amendment of Certificate of Incorporation dated January 9, 1987 (incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for fiscal year ended August 31, 1994).

3(d)	Certificate of Amendment of Certificate of Incorporation dated December 10, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(e)	Certificate of Amendment of Certificate of Incorporation dated December 6, 1990 (incorporated by reference to Exhibit 3(d) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(f)	Certificate of Amendment of Certificate of Incorporation dated December 9, 1993 (incorporated by reference to Exhibit 2(f) to the Company’s Registration Statement on Form 8-A dated January 15, 1996).

3(g)	By-Laws dated December 8, 1983 (incorporated by reference to Exhibit 3(c) to the Company’s Form 10-K for fiscal year ended August 31, 1990).

3(h)	Amendment to By-Laws dated October 20, 1986 (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

3(i)	Amendment to By-Laws dated January 11, 1996 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated January 15, 1996).

Exhibit
Number

4(a)	Rights Agreement dated as of January 12, 1996, between the Company and Society National Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated January 15, 1996).

4(b)	Amendment No. 1 to Rights Agreement dated as of November 21, 1997 between the Company, KeyBank National Association (as successor by merger to Society National Bank) and First Chicago Trust Company of New York as successor Rights Agent (incorporated by reference to Exhibit 1(b) to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A).

4(c)	Amendment No. 2 to Rights Agreement dated as of September, 2002 between the Company, and National City Bank as successor Rights Agent (incorporated by reference to Exhibit 4(c) to the Company’s Form 8-K dated October 2, 2002).

10(a)*	A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(b)*	Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(c)*	Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(k) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(d)*	Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(e)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(f)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(g)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).

10(h)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).

10(i)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2000).

10(j)*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).

10(k)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended August 31, 1995).

10(l)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(m)*	Supplemental Executive Retirement Plan of the Company, effective January 1, 2004 (incorporated by reference to Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).

10(n)*	Employment Agreement between the Company and Robert A. Stefanko dated January 31, 1996 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

10(o)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).

Exhibit
Number

10(p)*	Employment Agreement between the Company and Alain C. Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for fiscal quarter ended February 29, 2000).

10(q)*	Employment Agreement between the Company and John M. Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-K for fiscal year ended August 31, 1998).

10(r)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(s)*	Agreement between the Company and Robert A. Stefanko dated as of August 1, 1985 (incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for fiscal year ended August 31, 1991).

10(t)*	Agreement between the Company and Robert A. Stefanko dated as of March 21, 1991 (incorporated by reference to Exhibit 10(l) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(u)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for fiscal year ended August 31, 1992).

10(v)*	Form of Amendment to Deferred Compensation Agreements between the Company and Robert A. Stefanko and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).

10(w)*	Employment Agreement between the Company and Barry A. Rhodes dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q for the fiscal quarter ended February 28, 2002).

10(x)*	A. Schulman, Inc. 2002 Equity Incentive Plan Stock Option Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 18, 2004).

10(y)*	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 18,2004).

10(z)*	A. Schulman, Inc. 2002 Equity Incentive Plan Stock Option Award Agreement (Director Form) (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated October 18, 2004).

10(aa)*	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Award Agreement (Director Form) (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 18,2004).

10(bb)	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 12, 2005).

10(cc)	Credit Agreement among the Company, the Lenders, KeyBank National Association (as joint lead arranger and administrative agent) and National City Bank (as joint lead arranger and syndication agent) dated August 20, 2004 (incorporated by reference to Exhibit 10(cc) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).

10(dd)	Note Purchase Agreement dated August 1, 1999 regarding $50,000,0007.27% Senior Notes Due 2009, among the Company, New York Life Insurance Company, Mutual Trust Life Insurance Company, National Travelers Life Company, Guarantee Reserve Life Insurance Company, Pioneer Mutual Life Insurance Company, Great Western Insurance Company, The Catholic Aid Association, The Reliable Life Insurance Company, Hare & Co., Lutheran Brotherhood and Modern Woodmen of America (incorporated by reference to Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(ee)	Form of the Company’s 7.27% Senior Notes Due 2009 (incorporated by reference to Exhibit 10(z) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).

10(ff)	ISDA (International Swap Dealers Association, Inc.) Master Agreement by and between KeyBank National Association and the Company dated January 13, 2004 (incorporated by reference to Exhibit 10(ff) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).

Exhibit
Number

10(gg)	Agreement dated October 21, 2005 among the Company, Barington Capital Group, L.P. and others (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated October 24, 2005)

11	Computation of Basic and Diluted Earnings Per Common Share.

13	Company’s 2005 Annual Report to Stockholders (only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the Securities and Exchange Commission).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.
(b)	Exhibits.
     See subparagraph (a)(3) above
(c)	Financial Statement Schedules.
     See subparagraph (a)(2) above

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.
By:	/s/ Robert A. Stefanko
Robert A. Stefanko
Executive Vice President — Finance and Administration

Dated: November 14, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Terry L. Haines	Director and Principal Executive Officer	November 14, 2005
Terry L. Haines
/s/ Robert A. Stefanko	Director, Principal Financial Officer and Principal Accounting Officer	November 14, 2005
Robert A. Stefanko

Joseph M. Gingo*	Director

Willard R. Holland*	Director

James A. Karman*	Director

James S. Marlen*	Director

Dr. Peggy Miller*	Director

James A. Mitarotonda	Director

Ernest J. Novak, Jr.*	Director

Paul Craig Roberts*	Director

John B. Yasinsky*	Director

* By:	/s/ Robert A. Stefanko

Robert A. Stefanko
Attorney-in-Fact
November 14, 2005
* Power of attorney authorizing Robert A. Stefanko to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company is filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
Schedule F-1
To the Board of Directors and Stockholders
of A. Schulman, Inc.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated November 4, 2005, appearing in the 2005 Annual Report to Stockholders of A. Schulman, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ Pricewaterhouse Coopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
November 4, 2005

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule F-2

	Balance at	Charges					Balance
	beginning	to cost	Net	Translation			at close
	of period	and expenses	Write-offs	Adjustment	Other		of period
Reserve for doubtful accounts
Year ended August 31, 2005	$9,268,000	$1,363,000	$(2,599,000)	$195,000	$—		$8,227,000
Year ended August 31, 2004	$8,814,000	$2,402,000	$(2,345,000)	$397,000	—		$9,268,000
Year ended August 31, 2003	$6,912,000	$2,941,000	$(1,343,000)	$304,000	—		$8,814,000

Inventory Reserve
Year ended August 31, 2005	$10,522,000	$5,803,000	$(5,246,000)	$156,000	$—		$11,235,000
Year ended August 31, 2004	$7,954,000	$7,035,000	$(5,092,000)	$625,000	—		$10,522,000
Year ended August 31, 2003	$10,774,000	$5,672,000	$(8,979,000)	$487,000	—		$7,954,000

Valuation allowance — deferred tax assets
Year ended August 31, 2005	$39,789,000	—	—	—	$2,200,000	(1)	$41,989,000
Year ended August 31, 2004	$33,763,000	—	—	—	$6,026,000	(1)	$39,789,000
Year ended August 31, 2003	$26,593,000	—	—	—	$7,170,000	(1)	$33,763,000
Note:
(1)	Represents current year change in valuation allowance for foreign tax credit carryforward benefits, net operating loss carryforward benefits and deferred tax assets.