Form 10-Q
period 2005-11-30
SCHULMAN A INC
filed 2006-01-09
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2005

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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of common shares outstanding as of December 31, 2005 – 30,816,321

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share data)

	For the three months ended
	November 30,
	2005	2004
	Unaudited
Net sales	$396,525	$363,142
Interest and other income	802	387

	397,327	363,529

Cost and expenses:
Cost of sales	336,489	309,506
Selling, general and administrative expenses	36,290	36,658
Interest expense	1,027	917
Foreign currency transaction losses	260	2,284
Restructuring expense — N. America	—	204
Minority interest	350	420

	374,416	349,989

Income before taxes	22,911	13,540

Provision for U.S. and foreign income taxes	10,602	6,525

Net income	12,309	7,015

Less: Preferred stock dividends	(13)	(13)

Net income applicable to common stock	$12,296	$7,002

Weighted-average number of shares outstanding:
Basic	30,744	30,540
Diluted	31,097	31,053

Earnings per share:
Basic	$0.40	$0.23

Diluted	$0.40	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	November 30,	August 31,
	2005	2005
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$89,221	$102,329
Accounts receivable, less allowance for doubtful accounts of $7,890 at November 30, 2005 and $8,227 at August 31, 2005	251,674	225,442
Inventories, average cost or market, whichever is lower	236,988	233,348
Prepaids, including tax effect of temporary differences	14,816	16,848

Total current assets	592,699	577,967

Other assets:
Cash surrender value of life insurance	1,451	1,454
Deferred charges, etc., including tax effect of temporary differences	16,367	17,316
Goodwill	5,168	5,288
Intangible assets	968	1,026

	23,954	25,084

Property, plant and equipment, at cost:
Land and improvements	13,992	13,667
Buildings and leasehold improvements	127,788	128,884
Machinery and equipment	295,113	292,419
Furniture and fixtures	34,984	35,556
Construction in progress	7,659	13,366

	479,536	483,892

Accumulated depreciation and investment grants of $1,109 at November 30, 2005 and $1,187 at August 31, 2005	301,212	302,581

	178,324	181,311

	$794,977	$784,362

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	November 30,	August 31,
	2005	2005
	Unaudited
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,439	$1,507
Current portion of long-term debt	184	370
Accounts payable	116,493	102,059
U.S. and foreign income taxes payable	21,073	14,788
Accrued payrolls, taxes and related benefits	26,620	27,193
Other accrued liabilities	31,557	26,338

Total current liabilities	198,366	172,255

Long-term debt	48,681	63,158
Other long-term liabilities	73,794	73,713
Deferred income taxes	7,305	7,865
Minority interest	5,318	5,268
Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, 10,564 shares outstanding at November 30, 2005 and August 31, 2005	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, Authorized — 75,000,000 shares, Issued — 40,054,266 shares at November 30, 2005 and 39,988,555 at August 31, 2005	40,054	39,989
Other capital	74,815	74,973
Accumulated other comprehensive income	15,036	26,552
Retained earnings	495,783	487,998
Treasury stock, at cost, 9,272,045 shares at November 30, 2005 and August 31, 2005	(165,232)	(165,232)
Unearned stock grant compensation	—	(3,234)

Common stockholders’ equity	460,456	461,046

Total stockholders’ equity	461,513	462,103

	$794,977	$784,362

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the three months ended
	November 30,
	2005	2004
	Unaudited
Provided from (used in) operating activities:
Net income	$12,309	$7,015
Items not requiring the current use of cash:
Depreciation and amortization	5,983	6,440
Non-current deferred taxes	(312)	150
Pension and other deferred compensation	3,166	2,947
Postretirement benefit obligation	857	686
Minority interest in net income of subsidiaries	350	420
Changes in working capital:
Accounts receivable	(32,786)	(22,727)
Inventories	(8,969)	(28,854)
Prepaids	81	15
Accounts payable	16,606	14,124
Income taxes	6,720	3,269
Accrued payrolls and other accrued liabilities	6,345	9,117
Changes in other assets and other long-term liabilities	2,499	(1,942)

Net cash provided from (used in) operating activities	12,849	(9,340)

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(6,557)	(4,189)
Disposals of property, plant and equipment	88	19

Net cash used in investing activities	(6,469)	(4,170)

Provided from (used in) financing activities:
Cash dividends paid	(4,524)	(4,189)
Notes payable	928	—
Repayments of long-term debt	(14,477)	(420)
Cash distributions to minority shareholders	(300)	(300)
Exercise of stock options	978	2,542

Net cash used in financing activities	(17,395)	(2,367)

Effect of exchange rate changes on cash	(2,093)	4,359

Net decrease in cash and cash equivalents	(13,108)	(11,518)
Cash and cash equivalents at beginning of period	102,329	72,898

Cash and cash equivalents at end of period	$89,221	$61,380

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(1)	The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results expected for the year ended August 31, 2006.

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 except for new accounting pronouncements and Stock-Based Compensation which are described in detail below.

(2)	On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123R”), “Share-Based Payment”, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to September 1, 2005 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and followed a nominal vesting period approach.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-2 (“FSP 123R-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of SFAS 123R on September 1, 2005.

In November 2005, the FASB issued FSP No. 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. The guidance in FSP 123R-3 is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in FSP 123R-3, the entity should follow the transition method described in Paragraph 81 of SFAS 123R. SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”). The Company is currently evaluating which transition method it will use for calculating its APIC Pool.

Effective in December 1991, the Company adopted the 1991 Stock Incentive Plan. The 1991 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The option price for incentive stock options is the fair market value of the common shares on the date of grant. In the case of nonqualified stock options, the Company intends to grant options at fair market value on the date of the grant. However,the Plan does provide that the option price may not be less than 50% of the fair market value of the common shares on the date of the grant. Stock options may be exercised as determined by the Company, but in no event prior to six months following the date of grant or after the 10th anniversary date of grant. Effective in October 1992, the Company adopted the 1992 Non-Employee Directors’ Stock Option Plan to provide for the grant of nonqualified stock options and restricted stock awards. The option price is the fair market value of the common shares on the first business day immediately preceding the date of grant. All options become exercisable at the rate of 25% per year, commencing on the first anniversary of the date of grant of the option. Each option expires five years from the date of grant. Both the 1991 and 1992 Plans have expired and no further shares are available for issuance.

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units of employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company intends that the option prices may not be less than 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. On November 30, 2005, 1,798,327 shares are available for grant pursuant to the Company’s 2002 Equity Incentive Plan. It is the Company’s practice to issue new common shares upon share option exercise.

The adoption of SFAS 123R reduced income before income taxes for the first quarter of fiscal 2006 by $1.8 million ($0.06 per basic and diluted share). The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. The adoption had an immaterial effect on the Statement of Cash Flows for the three months ended November 30, 2005. In addition, Unearned Stock Grant Compensation of $3,234,000 was eliminated against Other Capital in stockholders’ equity. The effect of the adoption in the first quarter is not indicative of the effect of the adoption for each quarter of fiscal 2006 due to the requirement to use a non-substantive vesting approach with respect to retirement eligible employees for grants after adoption of SFAS 123R.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
The following table illustrates the effect on net income and earnings per share had the fair value based method been applied to measure compensation cost for prior periods presented:

(in thousands, except per share data)
For the three months ended
November 30, 2004
Net income available to common stock, as reported	$7,002
Add: Stock-based employee compensation included in
reported net income, net of tax	489
Deduct: Total stock-based employee compensation determined
under the fair value method, net of tax where applicable	(1,412)

Net income available to common stock, as adjusted	$6,079

Earnings per share:
Basic — as reported	$0.23
— as adjusted	$0.20

Diluted — as reported	$0.23
— as adjusted	$0.20
The total stock-based employee compensation expense for the three months ended November 30, 2004 was calculated using the nominal vesting period approach.
The weighted-average fair value of stock-based awards was $6.20 for fiscal 2006 grants and $5.93 for fiscal 2005 grants. These values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended November 30,
	2005	2004
Expected life of award (years)	5.5	4.0
Risk-free interest rate	4.3%	3.0%
Expected volatility of stock	40%	43%
Expected dividend yield of stock	3.0%	3.0%
The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same timeframe as the expected life of the awards. The expected dividend yield of stock is based on the Company’s historical dividend yield. The Company has no reason to believe that future stock volatility or the expected dividend yield is likely to differ from historical patterns.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
Total unrecognized compensation cost related to nonvested share-based compensation on arrangements at November 30, 2005 was approximately $9.0 million. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
A summary of stock options activity within the Company’s share-based compensation plans and changes for the three months ended November 30, 2005 are as follows:

	Outstanding	Average	Remaining
	Shares Under	Exercise	Contractual	Aggregate
	Option	Price	Term (years)	Intrinsic Value
Outstanding at August 31, 2005	1,672,362	$17.09
Granted	512,750	19.20
Exercised	(65,711)	14.90
Forfeited and expired	(9,502)	19.15

Outstanding at November 30, 2005	2,109,899	17.66	7.8	$2,542,000

Exercisable at November 30, 2005	1,054,104	16.17	6.5	2,840,000

The total intrinsic value of options exercised during the three months ended November 30, 2005 and 2004, was approximately $261,000 and $1,348,000, respectively. Total fair value of shares vested during the three months ended November 30, 2005 and 2004, was approximately $3.2 million and $1.7 million, respectively.
Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards issued previous to this Plan vest over five years following the date of grant. The following table summarizes the nonvested restricted stock awards and weighted-average fair market value:

	Nonvested	Weighted-Average
	Restricted	Fair Market Value
	Stock Awards	(per share)
Nonvested at August 31, 2005	177,185	$18.25
Granted	58,950	19.20
Vested	(23,688)	17.75
Forfeited	(2,185)	18.81

Nonvested at November 30, 2005	210,262	18.57

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $52,079,000 at November 30, 2005 and $22,220,000 at August 31, 2005.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(4)	A summary of the stockholders’ equity section for the three months ended November 30, 2005 and 2004 is as follows:
(in thousands)
(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained		Grant	Stockholders’
	Stock	Stock	Capital	Income (loss)	Earnings	Treasury Stock	Compensation	Equity
Balance at September 1, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income:
Net income	—	—	—	—	12,309	—	—
Foreign currency translation loss	—	—	—	(11,516)	—	—	—
Total comprehensive income								793
Cash dividends paid or accrued:
Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common, $.145 per share	—	—	—	—	(4,511)	—	—	(4,511)
Stock options exercised	—	65	913	—	—	—	—	978
Reclassification due to adoption of SFAS 123R	—	—	(3,234)	—	—	—	3,234	—
Non-cash stock based compensation	—	—	1,765	—	—	—	—	1,765
Amortization of restricted stock	—	—	398	—	—	—	—	398

Balance at November 30, 2005	$1,057	$40,054	$74,815	$15,036	$495,783	$(165,232)	$—	$461,513

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(in thousands)
(Unaudited)

				Accumulated			Unearned
				Other			Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income:
Net income	—	—	—	—	7,015	—	—
Foreign currency translation gain	—	—	—	31,163	—	—	—
Total comprehensive income								38,178
Cash dividends paid or accrued:
Preferred, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common, $.135 per share	—	—	—	—	(4,176)	—	—	(4,176)
Stock options exercised	—	187	2,355	—	—	—	—	2,542
Grant of restricted stock	—	—	1,645	—	—	—	(1,645)	—
Non-cash stock based compensation	—	—	113	—	—	—	—	113
Amortization of restricted stock	—	—	—	—	—	—	376	376

Balance at November 30, 2004	$1,057	$39,820	$73,925	$49,806	$476,366	$(164,231)	$(4,486)	$472,257

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

The following stock equivalents, which represent certain stock options and restricted stock, are not included in the diluted earnings per share calculation because their effects are antidilutive:

	Three Months Ended
	November 30,
	2005	2004
Nonqualified stock options	1,318,277	1,861,958
Restricted stock	382,922	332,600

	1,701,199	2,194,558
Less dilutive shares	(353,112)	(512,833)

Stock equivalents	1,348,087	1,681,725

As of November 30, 2005, approximately 1.7 million shares remain under a six-million share authorization approved by the Board of Directors in August 1998. The timing and amount of repurchases will vary based on market conditions. No shares were repurchased during the quarters ended November 30, 2005 and 2004.
(6)	The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	(in thousands)
	November 30,	August 31,
	2005	2005
	Unaudited
Foreign currency translation gain	$20,744	$32,260
Minimum pension liability	(5,708)	(5,708)

	$15,036	$26,552

Comprehensive losses from minimum pension liability adjustments are recorded net of tax using the applicable effective tax rate.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(7)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. To identify reportable segments the Company considered its operating structure and the types of information subject to regular review by executive management. On this basis, the Company operates primarily in two geographic business segments, North America and Europe, including Asia (“Europe”). A reconciliation of segment income to consolidated income (loss) before taxes is presented below:
(in thousands)
(unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended November 30, 2005

Sales to unaffiliated customers	$125,426	$271,099	$—	$396,525

Gross profit	$17,229	$42,807	$—	$60,036

Income before interest and taxes	$867	$22,487	$—	$23,354
Interest expense, net	$—	$—	$(443)	$(443)

Income (loss) before taxes	$867	$22,487	$(443)	$22,911

Three months ended November 30, 2004

Sales to unaffiliated customers	$107,543	$255,599	$—	$363,142

Gross profit	$12,120	$41,516	$—	$53,636

Income (loss) before interest, restructuring and taxes	$(3,898)	$18,302	$—	$14,404

Interest expense, net	$—	$—	$(660)	$(660)
Restructuring expense	$(204)	$—	$—	$(204)

Income (loss) before taxes	$(4,102)	$18,302	$(660)	$13,540

The majority of the Company’s sales for the three months ended November 30, 2005 and 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	(in thousands, except for %’s)
	For the three months ended November 30,
Product Family	2005		2004
Color and additive concentrates	$133,950	34%	$121,726	34%
Polyolefins	123,356	31	106,396	29
Engineered compounds	100,759	25	96,406	27
Polyvinyl chloride (PVC)	15,875	4	14,298	4
Tolling	3,351	1	3,757	1
Other	19,234	5	20,559	5

	$396,525	100%	$363,142	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(8)	The effective tax rate of 46.3% for the three months ended November 30, 2005 is greater than the statutory rate of 35.0% primarily because of a $3.1 million tax charge related to funds that are expected to be repatriated from Europe in fiscal 2006. Last year’s effective tax rate of 48.2% is greater than the statutory rate of 35.0% because no tax benefits were recognized on losses in the United States. In addition, due to a change in German tax law, $1.0 million of additional tax costs were incurred during the first quarter of fiscal 2005.

(9)	Accumulated amortization for intangible assets was approximately $1,218,000 and $1,247,000 at November 30, 2005 and August 31, 2005, respectively. The amortization expense for intangible assets was approximately $19,000 and $56,000 for the three months ended November 30, 2005 and 2004, respectively. The Company does not anticipate any material changes in amortization expense for intangible assets in future periods.

(10)	During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004, and $204,000 for the three months ended November 30, 2004. There were no charges during the three months ended November 30, 2005.

These charges were primarily non-cash and are summarized below:

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
(in thousands)	Charge	2004	8/31/04	Charges	2005	11/30/04
Employee related costs	$350	$—	$350	$—	$(261)	$89
Other costs	66	—	66	204	(270)	—

Restructuring	416	$—	$416	$204	$(531)	$89

Accelerated depreciation, included in North America cost of sales in 2004	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of August 31, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At August 31, 2005, no further cash out-flows were required by the Company related to this restructuring.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(11)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:
(in thousands)

	Three Months Ended November 30,
	2005	2004
Service cost	$571	$518
Interest cost	749	798
Expected return on plan assets	(212)	(180)
Net actuarial loss and net amortization of prior service cost and transition obligation	217	145

Net periodic benefit cost	$1,325	$1,281

Postretirement benefit cost included the following components:
(in thousands)

	Three Months Ended November 30,
	2005	2004
Service cost	$499	$396
Interest cost	417	380
Net amortization of prior service cost and unrecognized loss	117	70

Net periodic benefit cost	$1,033	$846

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
(12)	In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 by the Company in the November 2005 quarter did not have an impact on the Company’s financial condition, results of operations or cash flows.

(13)	In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The adoption of FIN 47 is required by the end of fiscal 2006. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

(14)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2005 and 2004
During fiscal 2004, a railroad company asserted that the Company was liable for environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company has not recorded a reserve relating to this matter. During fiscal 2006, the railroad company notified the Company that it has filed suit regarding this matter. Legal counsel for the Company is of the opinion that a valid cause of action does not exist. The Company will continue to pursue resolution of this matter. The ultimate outcome of this assertion is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(15)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas incurred damage from Hurricane Rita. While repair work has begun and operations have returned to normal, the financial impact from this hurricane is still being assessed. The final claims for this hurricane have not yet been filed with the insurance carriers, and the ultimate amount of any gain or loss on these facilities is not yet determined. It is anticipated that amounts not covered by insurance will not have a material impact on future earnings.

Item 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
Results of Operations
Sales of $396.5 million were the highest first-quarter revenues in the history of the Company. Net sales increased $33.4 million or 9.2% over last year’s first-quarter sales of $363.1 million. The translation effect of foreign currencies, primarily the euro, decreased sales by $10.7 million for the three months ended November 30, 2005. The reasons for the change in sales for the three months ended November 30, 2005 are as follows:

Increase (decrease)
Tonnage	5.1%
Price and product mix	7.1
Translation effect	(3.0)

9.2%

The primary reason for the higher tonnage was a 7.5% increase in Europe, including Asia. Tonnage in North America was flat, primarily because the Company‘s Texas facility was shut down for approximately two weeks due to Hurricane Rita.
A comparison of consolidated sales by business segment for the three months ended November 30, 2005 and 2004 is as follows:

	(in thousands, except for %’s)
	Three months ended November 30,		Increase
Sales	2005	2004	$	%
Europe	$271,099	$255,599	$15,500	6.1%
North America	125,426	107,543	17,883	16.6%

	$396,525	$363,142	$33,383	9.2%

The two largest markets served by the Company are the packaging and automotive markets. For the three months ended November 30, 2005, approximately 35% of consolidated sales were derived from packaging and 20% from the automotive market. For the three months ended November 30, 2004, approximately 37% and 19% of consolidated sales were derived from the packaging and automotive markets, respectively. Other markets include consumer products, appliances, and agriculture.

The majority of the Company’s sales for the three months ended November 30, 2005 and 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	(in thousands, except for %’s)
	For the three months ended November 30,
Product Family	2005		2004
Color and additive concentrates	$133,950	34%	$121,726	34%
Polyolefins	123,356	31	106,396	29
Engineered compounds	100,759	25	96,406	27
Polyvinyl chloride (PVC)	15,875	4	14,298	4
Tolling	3,351	1	3,757	1
Other	19,234	5	20,559	5

	$396,525	100%	$363,142	100%

A comparison of gross profit dollars and percentages by business segment for the three months ended November 30, 2005 and 2004 is as follows:

	(in thousands, except for %’s)
	For the three months ended November 30,		Increase (decrease)
	2005	2004	$	%
Gross profit $
Europe	$42,807	$41,516	$1,291	3.1
North America	17,229	12,120	5,109	42.2

	$60,036	$53,636	$6,400	11.9

Gross profit %
Europe	15.8	16.2
North America	13.7	11.3
Consolidated	15.1	14.8
European gross profit, including Asia, increased for the three months ended November 30, 2005. The gross profit percentage decreased primarily because of increased sales of commodity products with lower margins and higher material costs that were not fully passed on through selling prices due to competitive price pressures.
Gross profit and gross profit percentages for North America increased for the three months ended November 30, 2005. The increases were the result of better pricing for both manufactured and commodity products. The pricing environment improved because of a tightening in the supply situation for the polymer industry.
Interest and other income increased for the three months ended November 30, 2005 due to higher interest income. Interest income was up approximately $327,000 because of higher interest rates and an increased level of investments.

A comparison of capacity utilization levels for the three months ended November 30, 2005 and 2004 is as follows:

	For the three months ended November 30,
	2005	2004
Europe	99%	97%
North America	86%	92%
Worldwide	94%	95%
Capacity utilization for North America in the 2005 quarter decreased primarily due to a two week shutdown at the Company’s Texas facility due to Hurricane Rita. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant.
Selling, general and administrative expenses were $36.3 million and $36.7 million for the three months ended November 30, 2005 and 2004, respectively. This represents a decrease of approximately $400,000 or 1.0% from the same quarter last year even though the quarter included a $1.8 million charge for stock option expense in connection with the adoption of SFAS 123R. Lower expenses were attributable to decreases in Sarbanes-Oxley 404 compliance costs of approximately $429,000, $400,000 of expenses associated with a major trade show in Europe last year and a reduction in professional fees. The translation effect of foreign currencies, primarily the euro, decreased selling, general and administrative expense by approximately $806,000 for the November 2005 quarter.
On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123R”), “Share-Based Payment”, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. All periods presented prior to September 1, 2005 used the intrinsic value method as opposed to the Black-Scholes option pricing model which is used as part of the adoption of SFAS 123R. The Company elected to use the modified prospective transition method which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.
The adoption of SFAS 123R reduced income before income taxes for the first quarter of fiscal 2006 by $1.8 million ($0.06 per basic and diluted share). The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. The effect of the adoption in the first quarter is not indicative of the effect of the adoption for each quarter of fiscal 2006 due to the requirement to use a non-substantive vesting approach with respect to retirement eligible employees for grants after adoption of SFAS 123R. The Company expects each of the next three fiscal 2006 quarters to include approximately $900,000 of expenses as a result of this new accounting pronouncement.
During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $204,000 for the three months ended November 30, 2004. There were no charges during the three months ended November 30, 2005.
These charges were primarily non-cash and are summarized below:

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
(in thousands)	Charge	2004	8/31/04	Charges	2005	11/30/04

Employee related costs	$350	$—	$350	$—	$(261)	$89
Other costs	66	—	66	204	(270)	—

Restructuring	416	$—	$416	$204	$(531)	$89

Accelerated depreciation, included in North America cost of sales in 2004	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs include equipment removal and other exit costs that were incurred as of August 31, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1,353,000. At August 31, 2005, no further cash out-flows were required by the Company related to this restructuring.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. For the three months ended November 30, 2005 there was a $0.3 million foreign currency transaction loss, primarily due to changes in the value of the U.S. dollar compared with the euro, Canadian dollar and the Mexican peso. Foreign currency transaction losses for the three months ended November 30, 2004 were $2.3 million, which included a $1.8 million loss related to the change of the value of the U.S. dollar compared with the Canadian dollar.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
A comparison of income (loss) before interest, restructuring and taxes for each business segment for the three months ended November 30, 2005 and 2004 is as follows:

		(in thousands)
			Favorable
	2005	2004	(Unfavorable)
Europe	$22,487	$18,302	$4,185
North America	867	(3,898)	4,765
Restructuring	—	(204)	204
Interest expense, net	(443)	(660)	217

Income before taxes	$22,911	$13,540	$9,371

European income before interest and taxes was up for the three months ended November 30, 2005 because of higher sales of $15.5 million. In addition, selling, general and administrative expenses for Europe decreased by approximately $2.8 million, or 12.6%, compared to the same period last year. The decline in expenses was attributable to lower bad debts and reduced Sarbanes-Oxley 404 compliance expenses, a reduction of $400,000 in expenses associated with a major trade show last year, and a $908,000 reduction in expenses because of the translation effect of foreign currencies.
North American income before interest and taxes for the November 2005 quarter increased $4.8 million because of an improvement in gross profit margins. The higher margins were the result of a more favorable pricing environment and changes in product mix. A portion of the increase in gross profit was offset by an increase in selling, general and administrative expenses for the November 2005 quarter. These expenses increased $2.4 million, primarily due to $1.7 million for stock option expenses applicable to the implementation of SFAS 123R.
Interest expense increased in the November 2005 quarter mainly due to an increase in the level of average borrowings and higher interest rates.
The effective tax rate of 46.3% for the three months ended November 30, 2005 is greater than the statutory rate of 35.0% primarily because of a $3.1 million tax charge related to funds that are expected to be repatriated from Europe in fiscal 2006. Last year’s effective tax rate of 48.2% is greater than the statutory rate of 35% because no tax benefits were recognized on losses in the United States. In addition, due to a change in German tax law, $1.0 million of additional tax costs were incurred during the first quarter of fiscal 2005.
The translation effect of foreign currencies, primarily the euro, decreased net income by $0.7 million for the three months ended November 30, 2005.
There was an improvement of $5.3 million in first-quarter earnings. A significant improvement in income from North America was a major factor for the increase in net income. Business was good as the Company approached the traditional holiday period and orders for January 2006 are quite firm. The Company has noted some recent softening in prices for plastic resins. The pricing situation is volatile due to uncertainties in the energy markets and the Company will continue to closely monitor the situation.

\

Management believes that net income for the fiscal 2006 second quarter should be better than last year’s second-quarter earnings of $0.36 per share, after excluding $0.14 per share of tax benefits recognized as a result of a change in Mexican tax law and the favorable settlement of a tax claim in Canada.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following critical accounting policy should be read in conjunction with the critical accounting policies discussed in the Company’s 2005 Annual Report on Form 10-K.
Share-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the Company’s dividend yield. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience may result in a material change to the fair value calculation of share-based awards.
Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, repayments of long-term debt and capital expenditures. Presently, the Company anticipates that cash flow from operations and other sources will be sufficient to meet its short and long-term operational requirements.
Net cash provided from operations was $12.9 million for the November 2005 quarter. In the November 2004 quarter, the Company used $9.3 million of cash in operations. The improvement from last year was due primarily to an increase in net income and a reduction in the increase in inventory compared to last year. This was partially offset by a larger increase in accounts receivable compared with the prior year.

	(in millions)
	November 30,	August 31,
	2005	2005	% Change
Cash and Cash Equivalents	$89.2	$102.3	(12.8)%
Working Capital	394.3	405.8	(2.8)
Long-Term Debt	48.7	63.2	(22.9)
Stockholders’ Equity	461.5	462.1	(0.1)
The Company’s cash and cash equivalents decreased $13.1 million, from August 31, 2005. The primary reason for the decrease relates to the repayment of long-term debt of $14.5 million during the November 2005 quarter.
As of November 30, 2005, the current ratio was 2.99 to 1 and working capital was $394.3 million, a decrease of $11.5 million from August 31, 2005. The primary reason for the decrease in working capital was the repayment of long-term of $14.5 million. Accounts receivable was up primarily because of a sales increase of $33.4 million for the quarter. There was a negative translation impact from foreign currencies which decreased accounts receivable by $7.0 million. Accounts payable was up $14.4 million due to the timing of inventory purchases and the payment of outstanding invoices in the November 2005 quarter.

During the three months ended November 30, 2005, the Company repatriated approximately $38 million as dividends from foreign subsidiaries. These funds were used for the repayment of long-term debt, payment of common stock dividends, capital expenditures and other working capital requirements. The Company expects to repatriate approximately $211 million of additional funds from Europe in the remainder of fiscal 2006. These funds will be used for the previously announced plan to repurchase no less than 8,750,000 shares at a price not less than $20 per share.
The Company decreased total long-term debt by $14.5 million during the three months ended November 30, 2005. Total long-term debt was $48.7 million as of November 30, 2005.
Capital expenditures for the three months ended November 30, 2005 were $6.6 million compared with $4.2 million last year. The major components of the capital expenditures include $2.4 million for the new Invision® product line and new machinery and equipment for the facilities in Bellevue, Ohio and Belgium. In addition, the Company spent approximately $500,000 for a second manufacturing line that is being added in China. The Company anticipates capital expenditures totaling approximately $45.0 million in fiscal 2006. These expenditures include approximately $20.0 million for the new Invision® product line.
The ratio of long-term liabilities to capital was 21.0% at November 30, 2005 and 22.9% at August 31, 2005. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities.
The Company has a $100,000,000 revolving credit agreement which expires in August 2009. The Company, under this agreement, can increase the credit amount by $50,000,000 if necessary, at a later date. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio and interest coverage ratio. The revolving credit agreement is uncollateralized. There were no borrowings outstanding under this agreement at November 30, 2005. At August 31, 2005 there were borrowings of $14,000,000 under this agreement. As of November 30, 2005, there were no defaults under this agreement.
The Company has an outstanding Private Placement agreement of $50,000,000 of Senior Notes due in 2009. The interest rate is fixed at 7.27% and is payable quarterly with principal due upon maturity in 2009. Under terms of this agreement, the Company is required to satisfy certain financial and operating covenants including fixed charge coverage ratio, net worth, debt limitation and restricted payments. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 have been deferred and are being amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. Under this agreement, as of November 30, 2005, approximately $34,000,000 of retained earnings was available for the payment of cash dividends. As of November 30, 2005, there were no defaults under this agreement.
The Company has an interest rate swap agreement to take advantage of lower short-term borrowing costs. This swap agreement converts $25,000,000 of the $50,000,000 of Senior Notes from fixed rate debt to variable rate debt and is designated as a fair value hedge. As of November 30, 2005, the notional value of the underlying debt has been marked-to-market with a value of $23,655,000 and carries a variable interest rate of 8.62%. The interest rate swap has been recorded at fair market value of $1,345,000 and is included in other long-term liabilities at November 30, 2005.
The Company leases certain items under capital leases. The European segment leases certain land and buildings with an amount due on this capital lease at November 30, 2005 of approximately $175,000. The North American segment leases certain equipment with an amount due on these capital leases at November 30, 2005 of approximately $36,000.
As of November 30, 2005 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2005 Annual Report, except for aggregate maturities of long-term debt and capital lease obligations subsequent to November 30, 2005 which are presented below:

			(in thousands)
		Less than			After 5
	Total	1 year	1-3 years	3-5 years	years
Long-term Debt	$50,000	$—	$—	$50,000	$—
Capital Lease Obligations	210	184	26	—	—

	$50,210	$184	$26	$50,000	$—

Operating lease information is provided in footnote 12 of the Company’s 2005 Annual Report.
The Company’s outstanding commercial commitments at November 30, 2005 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of November 30, 2005.
During the three months ended November 30, 2005, the Company has declared and paid quarterly cash dividends totaling $.145 per share. The total amount of these dividends was $4.5 million. Cash has been sufficient to fund the payment of these dividends. On January 4, 2006, the Company’s Board of Directors declared a regular cash dividend of $.145 per share payable February 1, 2006.
As of November 30, 2005, approximately 1.7 million shares remain under a six-million share authorization approved by the Board of Directors in August 1998. The timing and amount of repurchases will vary based on market conditions. No shares were repurchased during the three months ending November 30, 2005 or 2004.
For the three months ended November 30, 2005, approximately 66,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $0.9 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income account in stockholders’ equity. The weakening of the U.S. dollar during the three months ended November 30, 2005 decreased this account by $11.5 million.
In October 2005, the Company reached an agreement with a group of investors led by Barington Capital Group, L.P. (the “Barington Group”) which had an ownership position of approximately 8.7% of the Company’s outstanding stock. Under the terms of the agreement, among other things, the Barington Group withdrew its notice of intent to nominate persons for election as directors at the Company’s 2005 Annual Meeting and agreed to abide by certain standstill provisions until the Company’s 2007 Annual Meeting, while the Company, through its Board of Directors, expanded the size of the Board form 10 to 12 and appointed James A. Mitarotonda, a member of the Barington Group, to serve as a director until the 2007 Annual Meeting. The Company also agreed to initiate a self-tender offer to repurchase 8,750,000 shares of the Company’s common stock at a price of no less than $20 per share by April 30, 2006. This repurchase, amounting to at least $175 million, is subject to obtaining sufficient financing to pay for the repurchase and complying with existing debt instruments. It is anticipated that the repurchase will require at least $175 million in additional debt, the incurrence of which will reduce equity, increase total debt, increase debt to equity ratios and increase the Company’s cost of interest. Also, before the Company implements the repurchase it will obtain waivers of certain convenants in its debt instruments, amend such provisions to accommodate the repurchase, or repay the amounts outstanding thereunder, including any applicable prepayment requirements. The Company is currently evaluating new financing arrangements that will be required to fund the repurchase plan. It is anticipated this financing will be completed by April 30, 2006.
In January 2006, the Company announced that Robert A. Stefanko, Chairman of the Board and Chief Financial Officer, has decided to retire as an officer and director of the Company. Mr. Stefanko will remain in his current roles through April 17, 2006 and will continue his employment with the Company through October 31, 2006 to ensure a smooth and seamless transition to the new Chief Financial Officer and to assist the Company on other matters. Mr. Stefanko will continue receiving compensation pursuant to his employment agreement through October 31, 2006 at which time it is anticipated that he will receive a cash payment in lieu of further benefits under such employment agreement. The Company will appoint Paul F. DeSantis as its Chief Financial Officer and Treasurer on April 17, 2006. Mr. DeSantis will begin his employment with the Company on January 23, 2006 as Vice President of Finance until April 17, 2006 when he will transition to the position of Chief Financial Officer and Treasurer. Mr. DeSantis previously was with The Scotts Miracle-Gro Company where he served as Vice President and Corporate Treasurer since 2003.
The Company also announced that Terry L. Haines, President and Chief Executive Officer, will be appointed Chairman of the Board of Directors when Mr. Stefanko retires on April 17, 2006. Willard R. Holland will continue to serve as Lead Independent Director.
New Accounting Pronouncements
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-2 (“FSP 123R-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of SFAS 123R on September 1, 2005.

In November 2005, the FASB issued FSP No. 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. The guidance in FSP 123R-3 is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in FSP 123R-3, the entity should follow the transition method described in Paragraph 81 of SFAS 123R. SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”). The Company is currently evaluating which transition method it will use for calculating its APIC Pool.
In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 by the Company in the November 2005 quarter did not have an impact on the Company’s financial condition, results of operations or cash flows.
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

Item 3 — Quantitative and Qualitative Disclosure about Market Risk
The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principle foreign currency exposures relate to the euro, U. K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan, and Indonesian rupiah.
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
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	The Company’s annual meeting of stockholders was held on December 8, 2005.

(b)	The following Class I Directors were elected at such annual meeting, each for a three-year term expiring in 2008:
Willard R. Holland
Dr. Peggy Miller
John B. Yasinsky
     Continuing Class II Directors serving until the 2006 Annual Meeting of stockholders:
James S. Marlen
Ernest J. Novak, Jr.
Robert A. Stefanko
     Continuing Class III Directors serving until the 2007 Annual Meeting of stockholders:
Terry L. Haines
Dr. Paul Craig Roberts
James A. Karman
Joseph M. Gingo
James A. Mitarotonda
(c)	The following matters were voted on at the annual meeting of stockholders:
(1)	Election of Class III Directors:

			Broker
Director Name	Shares Voted	Votes Withheld	Non-Votes
Willard R. Holland	27,904,388	1,241,721	0
Dr. Peggy Miller	27,830,308	1,315,801	0
John B. Yasinsky	27,907,665	1,238,444	0
(2)	Amendment of the Corporation’s Restated Certificate of Incorporation, as amended by deleting Article Seventeenth

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
23,924,864	86,968	908,033	0
(3)	Ratification of the selection of PricewaterhouseCoopers LLP as registered independent public accountants of the Company for the fiscal year ending August 31, 2006:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
27,548,702	726,243	871,164	0

Item 6 — Exhibits
(a)	Exhibits

Exhibit
Number	Exhibit

10.1	Agreement by and among the Company and the Barington Group, dated October 21, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2006	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration (Signing
on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)