Form 10-Q
period 2006-02-28
SCHULMAN A INC
filed 2006-04-10
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2006

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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Number of common shares outstanding as of March 31, 2006 – 31,301,698

PART I – FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share data)

	For the three months ended February 28,		For the six months ended February 28,
	2006	2005	2006	2005
	Unaudited		Unaudited
Net sales	$371,219	$350,042	$767,744	$713,184
Interest and other income	1,527	410	2,329	797

	372,746	350,452	770,073	713,981

Cost and expenses:
Cost of sales	320,645	302,761	657,134	612,267
Selling, general and administrative expenses	36,426	33,819	72,715	70,477
Interest expense	1,055	964	2,083	1,881
Foreign currency transaction (gains) losses	665	(277)	925	2,007
Loss on extinguishment of debt	4,986	—	4,986	—
Restructuring expense — N. America	—	12	—	216
Minority interest	232	215	582	635

	364,009	337,494	738,425	687,483

Income before taxes	8,737	12,958	31,648	26,498

Provision for U.S. and foreign income taxes	4,797	1,748	15,399	8,273

Net income	3,940	11,210	16,249	18,225

Less: Preferred stock dividends	(13)	(14)	(26)	(27)

Net income applicable to common stock	$3,927	$11,196	$16,223	$18,198

Weighted-average number of shares outstanding:
Basic	31,109	30,656	30,926	30,598
Diluted	31,619	31,109	31,344	31,081

Earnings per share:
Basic	$0.12	$0.36	$0.52	$0.59

Diluted	$0.12	$0.36	$0.52	$0.59

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	February 28,	August 31,
	2006	2005
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$82,236	$102,329
Accounts receivable, less allowance for doubtful accounts of $8,401 at February 28, 2006 and $8,227 at August 31, 2005	248,382	225,442
Inventories, average cost or market, whichever is lower	262,352	233,348
Prepaids, including tax effect of temporary differences	15,794	16,848

Total current assets	608,764	577,967

Other assets:
Cash surrender value of life insurance	1,862	1,454
Deferred charges, etc., including tax effect of temporary differences	18,658	17,316
Goodwill	5,197	5,288
Intangible assets	981	1,026

	26,698	25,084

Property, plant and equipment, at cost:
Land and improvements	14,216	13,667
Buildings and leasehold improvements	129,828	128,884
Machinery and equipment	299,588	292,419
Furniture and fixtures	34,510	35,556
Construction in progress	9,471	13,366

	487,613	483,892
Accumulated depreciation and investment grants of $1,095 at February 28, 2006 and $1,187 at August 31, 2005	308,594	302,581

	179,019	181,311

	$814,481	$784,362

     The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	February 28,	August 31,
	2006	2005
	Unaudited
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,451	$1,507
Current portion of long-term debt	194	370
Accounts payable	126,040	102,059
U.S. and foreign income taxes payable	22,348	14,788
Accrued payrolls, taxes and related benefits	25,120	27,193
Other accrued liabilities	27,988	26,338

Total current liabilities	204,141	172,255

Long-term debt	48,437	63,158
Other long-term liabilities	74,594	73,713
Deferred income taxes	7,243	7,865
Minority interest	5,250	5,268
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, 10,564 shares outstanding at February 28, 2006 and August 31, 2005	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value,
Authorized — 75,000,000 shares
Issued — 40,570,423 shares at February 28, 2006 and 39,988,555 at August 31, 2005	40,570	39,989
Other capital	83,067	74,973
Accumulated other comprehensive income	20,197	26,552
Retained earnings	495,157	487,998
Treasury stock, at cost, 9,272,045 shares at February 28, 2006 and August 31, 2005	(165,232)	(165,232)
Unearned stock grant compensation	—	(3,234)

Common stockholders’ equity	473,759	461,046

Total stockholders’ equity	474,816	462,103

	$814,481	$784,362

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the six months ended
	February 28,
	2006	2005
	Unaudited
Provided from (used in) operating activities:
Net income	$16,249	$18,225
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	12,137	12,848
Non-current deferred taxes	(452)	2,067
Pension and other deferred compensation	5,239	3,874
Postretirement benefit obligation	1,710	1,478
Minority interest in net income of subsidiaries	582	635
Non-cash items related to the loss on extinguishment of debt	180	—
Changes in working capital:
Accounts receivable	(26,913)	(21,641)
Inventories	(32,129)	(41,447)
Prepaids	278	72
Accounts payable	25,199	14,478
Income taxes	7,623	(2,142)
Accrued payrolls and other accrued liabilities	728	1,331
Changes in other assets and other long-term liabilities	(189)	(3,520)

Net cash provided from (used in) operating activities	10,242	(13,742)

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(12,031)	(8,245)
Disposals of property, plant and equipment	139	82

Net cash used in investing activities	(11,892)	(8,163)

Provided from (used in) financing activities:
Cash dividends paid	(9,090)	(8,712)
Increase in notes payable	929	2,544
Repayments of long-term debt	(13,127)	—
Borrowings of long-term debt	48,405	1,395
Prepayments of 7.27% senior notes	(50,000)	—
Payment of debt issuance costs	(2,501)	—
Cash distributions to minority shareholders	(600)	(600)
Exercise of stock options	8,662	3,284

Net cash used in financing activities	(17,322)	(2,089)

Effect of exchange rate changes on cash	(1,121)	3,704

Net decrease in cash and cash equivalents	(20,093)	(20,290)
Cash and cash equivalents at beginning of period	102,329	72,898

Cash and cash equivalents at end of period	$82,236	$52,608

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(1)	The results of operations for the six months ended February 28, 2006 are not necessarily indicative of the results expected for the year ended August 31, 2006.

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 except for new accounting pronouncements and Stock-Based Compensation which are described below.

(2)	On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123R”), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to September 1, 2005 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and followed a nominal vesting period approach.

In October 2005, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position (“FSP”) No. 123R-2 (“FSP 123R-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of SFAS 123R on September 1, 2005.

In November 2005, the FASB issued FSP No. 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. The guidance in FSP 123R-3 was effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in FSP 123R-3, the entity should follow the transition method described in Paragraph 81 of SFAS 123R. SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”). The Company is currently evaluating which transition method it will use for calculating its APIC Pool.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
Effective in December 1991, the Company adopted the 1991 Stock Incentive Plan. The 1991 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The option price for incentive stock options is the fair market value of the common shares on the date of grant. In the case of nonqualified stock options, the Company granted options at fair market value on the date of grant. However, the Plan does provide that the option price may not be less than 50% of the fair market value of the common shares on the date of grant. Stock options may be exercised as determined by the Company, but in no event prior to six months following the date of grant or after the 10th anniversary date of grant. Effective in October 1992, the Company adopted the 1992 Non-Employee Directors’ Stock Option Plan to provide for the grant of nonqualified stock options and restricted stock awards. The option price is the fair market value of the common shares on the first business day immediately preceding the date of grant. All options become exercisable at the rate of 25% per year, commencing on the first anniversary of the date of grant of the option. Each option expires five years from the date of grant. Both the 1991 and 1992 Plans have expired and no further shares are available for issuance.

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company intends that the option prices may not be less than 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. On February 28, 2006, 1,719,427 shares are available for grants of nonqualified stock options pursuant to the Company’s 2002 Equity Incentive Plan. It is the Company’s practice to issue new common shares upon stock option exercise.

The adoption of SFAS 123R reduced income before taxes for the three and six months ended February 28, 2006 by approximately $852,000 ($0.02 per basic and diluted share) and approximately $2.6 million ($0.08 per basic and diluted share), respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The first quarter of fiscal 2006 included charges related to the accelerated vesting of retirement eligible employees. The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. The adoption had an immaterial effect on the Statement of Cash Flows for the three and six months ended February 28, 2006. In addition, Unearned Stock Grant Compensation of $3,234,000 was eliminated against Other Capital in stockholders’ equity upon adoption.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
The following table illustrates the effect on net income and earnings per share had the fair value based method been applied to measure compensation cost for prior periods presented:

	(in thousands, except per share data)
	For the three months	For the six months
	ended	ended
	February 28, 2005	February 28, 2005
Net income applicable to common stock, as reported	$11,196	$18,198
Add: Stock-based employee compensation included in reported net income, net of tax	57	546
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax where applicable	(1,030)	(2,442)

Net income applicable to common stock, as adjusted	$10,223	$16,302

Earnings per share:
Basic — as reported	$0.36	$0.59
— as adjusted	$0.33	$0.53

Diluted — as reported	$0.36	$0.59
— as adjusted	$0.33	$0.53
The total stock-based employee compensation expense for the three and six months ended February 28, 2005 was calculated using the nominal vesting period approach.

The weighted-average fair value of stock-based awards was $7.94 for the January 2006 grant, $6.20 for the October 2005 grant and $5.93 for fiscal 2005 grants. These values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal	Fiscal
	2006	2005
Expected life of award (years)	5.5	4.0
Risk-free interest rate	4.3%	3.0%
Expected volatility of stock	40%	43%
Expected dividend yield of stock	3.0%	3.0%
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

Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at February 28, 2006 was approximately $8.1 million. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
A summary of stock options activity within the Company’s share-based compensation plans and changes for the six months ended February 28, 2006 are as follows:

	Outstanding	Average	Remaining
	Shares Under	Exercise	Contractual	Aggregate
	Option	Price	Term(years)	Intrinsic Value
Outstanding at August 31, 2005	1,672,362	$17.09
Granted	572,750	19.78
Exercised	(578,368)	14.98
Forfeited and expired	(10,602)	19.16

Outstanding at February 28, 2006	1,656,142	18.75	8.4	$3,903,000

Exercisable at February 28, 2006	549,117	17.27	7.2	2,032,000

Vested and expected to vest at February 28, 2006	1,627,014	18.73	.9	3,857,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the six months ended February 28, 2006 and 2005 was approximately $3.5 million and $1.5 million, respectively. The total fair value of options vested during the six months ended February 28, 2006 and 2005, was approximately $3.5 million and $1.9 million, respectively.

Restricted stock awards under the 2002 Equity Incentive Plan vest over fours years following the date of grant. Restricted stock awards issued previous to this Plan vest over five years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2005	357,350	$16.53
Granted	78,950	20.71
Released	(3,500)	11.00
Forfeited	(3,550)	17.47

Outstanding at February 28, 2006	429,250	17.33

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $52,242,000 at February 28, 2006 and $22,220,000 at August 31, 2005.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(4)	A summary of the stockholders’ equity section for the six months ended February 28, 2006 and 2005 is as follows:
(in thousands)
(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders'
	Stock	Stock	Capital	Income(loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income:
Net income	—	—	—	—	16,249	—	—
Foreign currency translation loss	—	—	—	(6,355)	—	—	—
Total comprehensive income								9,894
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—	(26)	—	—	(26)
Common, $.29 per share	—	—	—	—	(9,064)	—	—	(9,064)
Stock options exercised	—	578	8,084	—	—	—	—	8,662
Restricted stock issued	—	3	(3)	—	—	—	—	—
Reclassification due to adoption of SFAS 123R	—	—	(3,234)	—	—	—	3,234	—
Non-cash stock-based compensation	—	—	2,616	—	—	—	—	2,616
Amortization of restricted stock	—	—	631	—	—	—	—	631

Balance at February 28, 2006	$1,057	$40,570	$83,067	$20,197	$495,157	$(165,232)	$—	$474,816

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(in thousands)
(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders'
	Stock	Stock	Capital	Income(loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income:
Net income	—	—	—	—	18,225	—	—
Foreign currency translation gain	—	—	—	30,394	—	—	—
Total comprehensive income								48,619
Cash dividends paid or accrued:
Preferred, $2.50 per share	—	—	—	—	(27)	—	—	(27)
Common, $.28 per share	—	—	—	—	(8,685)	—	—	(8,685)
Stock options exercised	—	239	3,045	—	—	—	—	3,284
Restricted stock granted, net	—	—	1,337	—	—	—	(1,337)	—
Non-cash stock-based compensation	—	—	187	—	—	—	—	187
Amortization of restricted stock	—	—	—	—	—	—	359	359

Balance at February 28, 2005	$1,057	$39,872	$74,381	$49,037	$483,053	$(164,231)	$(4,195)	$478,974

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.
For the three and six months ended February 28, 2006, 892,192 and 878,603 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
(6)	The following non-recurring items were included in net income for the three and six months ended February 28, 2006 and 2005:

	(in thousands, except per share data)
	Income(Expense)
	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Costs pertaining to the extinguishment of debt	$(4,986)	$—	$(4,986)	$—
Tax charge for estimated repatriation of $180 million from Europe	—	—	(3,070)	—
Reduction in first quarter tax charge — actual repatriation from Europe reduced to $142 million	827	—	827	—
Income from cancellation by suppliers of certain distribution agreements in Europe, pre-tax of $840,000, less tax of $240,000	600	—	600	—
Reversal of tax reserves no longer required due to change in Mexican tax law and settlement of tax claim in Canada	—	4,370	—	4,370

Total	$(3,559)	$4,370	$(6,629)	$4,370

Total per diluted share	$(0.12)	$0.14	$(0.21)	$(0.14)

(7)	The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	(in thousands)
	February 28,	August 31,
	2006	2005
	Unaudited
Foreign currency translation gain	$25,905	$32,260
Minimum pension liability	(5,708)	(5,708)

	$20,197	$26,552

Comprehensive losses from minimum pension liability adjustments are recorded net of tax using the applicable effective tax rate.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by executive management. On this basis, the Company operates primarily in two geographic segments, North America and Europe, including Asia (“Europe”). A reconciliation of segment income to consolidated income (loss) before taxes is presented below:
(in thousands)
(unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended February 28, 2006

Sales to unaffiliated customers	$115,750	$255,469	$—	$371,219

Gross profit	$13,119	$37,455	$—	$50,574

Income (loss) before interest, debt extinguishment and taxes	$(3,692)	$17,843	$—	$14,151
Interest expense, net	—	—	(428)	(428)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(3,692)	$17,843	$(5,414)	$8,737

Three months ended February 28, 2005

Sales to unaffiliated customers	$103,663	$246,379	$—	$350,042

Gross profit	$11,857	$35,424	$—	$47,281

Income (loss) before interest, restructuring and taxes	$(1,639)	$15,306	$—	$13,667
Interest expense, net	—	—	(697)	(697)
Restructuring expense	(12)	—	—	(12)

Income (loss) before taxes	$(1,651)	$15,306	$(697)	$12,958

Six months ended February 28, 2006

Sales to unaffiliated customers	$241,176	$526,568	$—	$767,744

Gross profit	$30,348	$80,262	$—	$110,610

Income (loss) before interest, debt extinguishment and taxes	$(2,825)	$40,330	$—	$37,505
Interest expense, net	—	—	(871)	(871)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(2,825)	$40,330	$(5,857)	$31,648

Six months ended February 28, 2005

Sales to unaffiliated customers	$211,206	$501,978	$—	$713,184

Gross profit	$23,977	$76,940	$—	$100,917

Income (loss) before interest, restructuring and taxes	$(5,537)	$33,608	$—	$28,071
Interest expense, net	—	—	(1,357)	(1,357)
Restructuring expense	(216)	—	—	(216)

Income (loss) before taxes	$(5,753)	$33,608	$(1,357)	$26,498

North American losses for the three and six months ended February 28, 2006 include approximately $.8 million and $2.4 million, respectively, related to the adoption of SFAS 123R which requires recognition of expense for stock-based compensation.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
The majority of the Company’s sales for the three and six months ended February 28, 2006 and 2005 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

		(in thousands, except for %’s)
	For the three months ended February 28,
Product Family	2006		2005
Color and additive concentrates	$131,334	35%	$122,300	35%
Polyolefins	114,466	31	104,270	30
Engineered compounds	91,968	25	90,750	26
Polyvinyl chloride (PVC)	13,799	4	12,438	4
Tolling	4,152	1	4,398	1
Other	15,500	4	15,886	4

	$371,219	100%	$350,042	100%

		(in thousands, except for %’s)
	For the six months ended February 28,
Product Family	2006		2005
Color and additive concentrates	$265,284	35%	$244,026	34%
Polyolefins	237,821	31	210,666	30
Engineered compounds	192,727	25	187,155	26
Polyvinyl chloride (PVC)	29,674	4	26,736	4
Tolling	7,503	1	8,156	1
Other	34,735	4	36,445	5

	$767,744	100%	$713,184	100%

(9)	A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rates is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt — no benefit	20.0	—	5.5	—
Domestic losses with no benefit	20.4	12.5	8.1	13.3
Estimated dividends to be repatriated from Europe	—	—	7.1	—
Reduction of first quarter tax charge due to decrease in dividends to be repatriated from Europe	(9.4)	—	—	—
Amount of foreign taxes at less than statutory U.S. tax rate	(12.1)	(5.0)	(7.5)	(5.9)
Tax benefit for changes in Mexican tax law and favorable settlement of tax claim in Canada	—	(33.7)	—	(16.5)
Other	1.0	4.7	0.5	5.3

	54.9%	13.5%	48.7%	31.2%

(10)	Accumulated amortization for intangible assets was approximately $1,229,000 and $1,247,000 at November 30, 2005 and August 31, 2005, respectively. Intangible assets that are subject to amortization were fully amortized as of November 30, 2005. The amortization expense for intangible assets was approximately $19,000 for the six months ended February 28, 2006, and approximately $59,000 and $115,000 for the three and six months ended February 28, 2005, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(11)	During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $216,000 for the six months ended February 28, 2005. There were no charges related to this plan during the six months ended February 28, 2006.
These charges were primarily non-cash and are summarized below:

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
(in thousands)	Charge	2004	8/31/04	Charges	2005	2/28/05
Employee related costs	$350	$—	$350	$—	$(310)	$40
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$216	$(592)	$40

Accelerated depreciation, included in North America cost of sales in 2004	1,353

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
(12)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.
Net periodic pension cost recognized included the following components:

	(in thousands)
	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Service cost	$568	$538	$1,144	$1,056
Interest cost	745	826	1,495	1,624
Expected return on plan assets	(210)	(187)	(423)	(367)
Net actuarial loss and net amortization of prior service cost and transition obligation	214	148	432	293

Net periodic benefit cost	$1,317	$1,325	$2,648	$2,606

Postretirement benefit cost included the following components:

	(in thousands)
	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Service cost	$499	$396	$999	$792
Interest cost	417	380	833	760
Net amortization of prior service
cost and unrecognized loss	117	70	233	140

Net periodic benefit cost	$1,033	$846	$2,065	$1,692

(13)	In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 by the Company in the November 2005 quarter did not have an impact on the Company’s financial condition, results of operations or cash flows.
(14)	In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The adoption of FIN 47 is required by the end of fiscal 2006. The Company is currently evaluating the impact, if any, of FIN 47 on its financial condition, results of operations and cash flows.

(15)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
(16)	As of February 28, 2006, approximately 1.7 million shares remain under a six-million share repurchase authorization approved by the Board of Directors in August 1998. The timing and amount of repurchases will vary based on market conditions. No shares were repurchased during the six months ended February 28, 2006 and 2005.

On February 21, 2006 the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006. The tender offer is due to expire on April 11, 2006.
(17)	The Company had a $100.0 million revolving credit agreement, which was scheduled to expire in August 2009. On February 28, 2006, this agreement was terminated and replaced by a new $260.0 million Revolving Facility. This new Revolving Facility has an aggregate U.S. dollar equivalent of $260.0 million with the U.S. dollar equivalent of $160.0 million available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Revolving Facility will mature on February 28, 2011. The Company’s outstanding borrowings on this Revolving Facility were $48.4 million at February 28, 2006.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2006 and 2005
On February 28, 2006, the Company borrowed under the Revolving Facility and used the proceeds to prepay the $50.0 million of 7.27% senior notes. The Company recorded a loss on extinguishment of debt of approximately $5.0 million in conjunction with the prepayment of these notes, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of the interest rate lock, the remaining balance of these deferred proceeds of $218,000 was written off.

On March 1, 2006 the Company issued $90.0 million in senior guaranteed notes, consisting of $30.0 million of notes with an interest rate of the three-month LIBOR plus 80 basis points in the United States that are due March 1, 2013 and $60.0 million of euro notes in Germany with an interest rate of 4.485% which expire on March 1, 2016. The proceeds from the European borrowings of $60.0 million, available cash and borrowings from the Revolving Facility were used to fund the $142 million repatriation from Europe completed in March 2006.

Charges of $2.5 million related to the issuance of these notes and the Revolving Facility have been deferred as of February 28, 2006 and will be amortized over the contractual lives of the corresponding agreements.

(18)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas incurred damage from Hurricane Rita. While repair work continues and operations have returned to normal, the financial impact from this hurricane is still being assessed. The final claims for this hurricane have not yet been filed with the insurance carriers, and the ultimate amount of any gain or loss on these facilities is not yet determined. It is anticipated that amounts not covered by insurance will not have a material impact on future earnings.

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations
Results of Operations
Sales of $371.2 million were the highest second-quarter revenues in the history of the Company. Net sales increased $21.2 million or 6.0% over last year’s second-quarter sales of $350.0 million. The translation effect of foreign currencies, primarily the euro, decreased sales by $22.9 million for the three months ended February 28, 2006. The reasons for the change in sales are as follows:

	Increase (decrease)
	Three months ended	Six months ended
	February 28, 2006	February 28, 2006
Tonnage	8.2%	6.5%
Price and product mix	4.3	5.9
Translation effect	(6.5)	(4.7)

	6.0%	7.7%

The primary reason for the higher tonnage in the February 2006 quarter was a 14.2% increase in Europe, including Asia. Tonnage in North America declined 3.6% primarily because of a softening in demand from customers, especially in the automotive market.
A comparison of consolidated sales by segment is as follows:

	(in thousands, except for %'s)
	Three months ended				Six months ended
	February 28,		Increase		February 28,		Increase
Sales	2006	2005	$	%	2006	2005	$	%
Europe	$255,469	$246,379	$9,090	3.7%	$526,568	$501,978	$24,590	4.9%
North America	115,750	103,663	12,087	11.7%	241,176	211,206	29,970	14.2%

	$371,219	$350,042	$21,177	6.0%	$767,744	$713,184	$54,560	7.7%

The two largest markets served by the Company are the packaging and automotive markets. For the six months ended February 28, 2006, approximately 37% of consolidated sales were derived from packaging and 18% from the automotive market. For the six months ended February 28, 2005, approximately 37% and 19% of consolidated sales were derived from the packaging and automotive markets, respectively. Other markets include consumer products, appliances, and agriculture.

The majority of the Company’s sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	(in thousands, except for %’s)
	For the three months ended February 28,
Product Family	2006		2005
Color and additive concentrates	$131,334	35%	$122,300	35%
Polyolefins	114,466	31	104,270	30
Engineered compounds	91,968	25	90,750	26
Polyvinyl chloride (PVC)	13,799	4	12,438	4
Tolling	4,152	1	4,398	1
Other	15,500	4	15,886	4

	$371,219	100%	$350,042	100%

		(in thousands, except for %’s)
	For the six months ended February 28,
Product Family	2006		2005
Color and additive concentrates	$265,284	35%	$244,026	34%
Polyolefins	237,821	31	210,666	30
Engineered compounds	192,727	25	187,155	26
Polyvinyl chloride (PVC)	29,674	4	26,736	4
Tolling	7,503	1	8,156	1
Other	34,735	4	36,445	5

	$767,744	100%	$713,184	100%

A comparison of gross profit dollars and percentages by segment are as follows:

	(in thousands, except for %’s)
	For the three months ended February 28,		Increase
Gross profit $	2006	2005	$	%
Europe	$37,455	$35,424	$2,031	5.7
North America	13,119	11,857	1,262	10.6

	$50,574	$47,281	$3,293	7.0

Gross profit %
Europe	14.7	14.4
North America	11.3	11.4
Consolidated	13.6	13.5

	(in thousands, except for %’s)
	For the six months ended February 28,		Increase
Gross profit $	2006	2005	$	%
Europe	$80,262	$76,940	$3,322	4.3
North America	30,348	23,977	6,371	26.6

	$110,610	$100,917	$9,693	9.6

Gross profit %
Europe	15.2	15.3
North America	12.6	11.4
Consolidated	14.4	14.2
European gross profit, including Asia, increased for the three and six months ended February 28, 2006 due to higher volume and sales. The gross profit percentage was higher in the February 2006 quarter mainly because of improved capacity utilization and strong volume. The gross profit percentage was flat for the six-month period due to competitive price pressures, especially in the first quarter of fiscal 2006.
Gross profit for North America increased for the three and six months ended February 28, 2006. The increases were the result of better pricing. Gross profit percentage remained flat for the quarter as compared to the same period last year. The gross profit percentage increased slightly for the six months ended February 28, 2006 because of better pricing and a tightening in the supply situation for the polymer industry in the first quarter November 30, 2005.
Interest and other income increased for the three and six months ended February 28, 2006. Other income included $840,000 of income from the cancellation by suppliers of certain distribution agreements in Europe. The cancellation of these agreements could result in some reduction in future sales although the amount is not determinable. In addition, interest income increased approximately $359,000 and $687,000 for the three and six months ended February 28, 2006, respectively, because of higher interest rates and an increased average level of cash and short-term investments.

Comparisons of capacity utilization levels are as follows:

	For the three months ended February 28,		For the six months ended February 28,
	2006	2005	2006	2005
Europe	93%	79%	96%	88%
North America	82%	83%	84%	87%
Worldwide	88%	81%	91%	88%
Capacity utilization for Europe in 2006 increased as a result of strong customer demand. Capacity utilization for North America in the 2006 quarter remained flat compared with the prior year. North American capacity for the six months ended February 28, 2006 was down primarily due to a two-week shutdown at the Company’s Texas facility because of Hurricane Rita. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant.
Selling, general and administrative expenses were $36.4 million and $72.7 million for the three and six months ended February 28, 2006, respectively. This represents an increase of $2.6 million or 7.7% for the quarter and $2.2 million or 3.1% from the same six-month period last year. These increases were due to the following:

	(in millions)
	Increase/(decrease)
	3 months ended	6 months ended
	February 28, 2006	February 28, 2006
Compensation and related benefits	$2.6	$3.4
Stock-based compensation, SFAS 123R	0.9	2.6
Services	1.7	0.5
Bad debts	(0.4)	(0.2)
Sarbanes/Oxley compliance	(1.1)	(1.6)
Translation effect	(1.7)	(2.5)
Other	0.6	—

	$2.6	$2.2

On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123R”), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. All periods presented prior to September 1, 2005 used the intrinsic value method as opposed to the Black-Scholes option pricing model which is used as part of the adoption of SFAS 123R. The Company elected to use the modified prospective transition method which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.
The adoption of SFAS 123R reduced income before taxes for the three and six months ended February 28, 2006 by approximately $852,000 ($0.02 per basic and diluted share) and approximately $2.6 million ($0.08 per basic and diluted share), respectively. The Company expects each of the next two fiscal 2006 quarters to include approximately $900,000 of expenses as a result of adopting SFAS 123R.

During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $216,000 for the six months ended February 28, 2005. There were no charges related to this plan during the six months ended February 28, 2006.
These charges were primarily non-cash and are summarized below:

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
(in thousands)	Charge	2004	8/31/04	Charges	2005	2/28/05
Employee related costs	$350	$—	$350	$—	$(310)	$40
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$216	$(592)	$40

Accelerated depreciation, included in North America cost of sales in 2004	1,353

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
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. Foreign currency transaction losses for the February 2006 quarter were approximately $665,000, primarily due to a change in the value of the U.S. dollar compared with the Canadian dollar. Foreign transaction losses for the six months ended February 28, 2006 were approximately $925,000 primarily due to changes in the value of the U.S. dollar compared with the Canadian dollar, Mexican peso and the euro.
During the February 2006 quarter, the Company completed a senior revolving credit facility in an aggregate U.S. dollar equivalent of $260.0 million (Revolving Facility) with the U.S. dollar equivalent of $160.0 million available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. On March 1, 2006 the Company issued $90.0 million in senior guaranteed notes consisting of $30.0 million of notes with an interest rate of the three-month LIBOR plus 80 basis points in the United States and $60.0 million of euro notes in Germany with an interest rate of 4.485%.

In connection with these new financing arrangements, the Company prepaid its $50.0 million private placement 7.27% senior notes and terminated its $100.0 million revolving credit agreement. The Company recorded a loss on extinguishment of debt of $4,986,000 which was comprised of the following:

(in thousands)
Amount
Make-whole provision for prepayment of 7.27% senior notes	$3,335
Interest rate swap termination fee	1,456
Write-off of deferred loan fees of extinguished debt	398
Write-off of deferred interest from 7.27% senior notes	(218)
Revolving credit agreement termination fees	15

$4,986

Interest expense increased in the three and six months ended February 28, 2006 mainly due to an increase in the level of interest rates.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
A comparison of income (loss) before interest, restructuring, loss on extinguishment of debt and taxes for each segment is as follows:

	(in thousands)
	For the three months ended February 28,			For the six months ended February 28,
			Favorable			Favorable
	2006	2005	(Unfavorable)	2006	2005	(Unfavorable)
Europe	$17,843	$15,306	$2,537	$40,330	$33,608	$6,722
North America	(3,692)	(1,639)	(2,053)	(2,825)	(5,537)	2,712
Restructuring	—	(12)	12	—	(216)	216
Loss on extinguishment of debt	(4,986)	—	(4,986)	(4,986)	—	(4,986)
Interest expense, net	(428)	(697)	269	(871)	(1,357)	486

Income before taxes	$8,737	$12,958	$(4,221)	$31,648	$26,498	$5,150

European income before interest and taxes were up primarily because of an increase in gross profits. Selling, general and administrative expenses were flat for the February 2006 quarter, but down $2.8 million for the six-month period primarily due to translation and lower Sarbanes/Oxley compliance expenses. The February 2006 quarter also included income of $840,000 from the cancellation by suppliers of certain distribution arrangements in Europe.
North American income before interest and taxes for the February 2006 quarter decreased $2.1 million because of higher selling, general and administrative expenses and foreign currency transaction losses primarily due to the strength of the Canadian dollar. These increases were partially offset by an improvement in gross profits. There was significant improvement in the results in North America for the six months ended February 2006 as compared to the same period last year primarily because of increased gross profits of $6.4 million.

A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt - no benefit	20.0	—	5.5	—
Domestic losses with no benefit	20.4	12.5	8.1	13.3
Estimated dividends to be repatriated from Europe	—	—	7.1	—
Reduction of first quarter tax charge due to decrease in dividends to be repatriated from Europe	(9.4)	—	—	—
Amount of foreign taxes at less than statutory U.S. tax rate	(12.1)	(5.0)	(7.5)	(5.9)
Tax benefit for changes in Mexican tax law and favorable settlement of tax claim in Canada	—	(33.7)	—	(16.5)
Other	1.0	4.7	0.5	5.3

	54.9%	13.5%	48.7%	31.2%

The following non-recurring items were included in net income for the three and six months ended February 28, 2006 and 2005:

		(in thousands, except per share data)
		Income(Expense)
	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Costs pertaining to the extinguishment of debt	$(4,986)	$—	$(4,986)	$—
Tax charge for estimated repatriation of $180 million from Europe	—	—	(3,070)	—
Reduction in first quarter tax charge — actual repatriation from Europe reduced to $142 million	827	—	827	—
Income from cancellation by suppliers of certain distribution agreements in Europe, pre-tax of $840,000, less tax of $240,000	600	—	600	—
Reversal of tax reserves no longer required due to change in Mexican tax law and settlement of tax claim in Canada	—	4,370	—	4,370

Total	$(3,559)	$4,370	$(6,629)	$4,370

Total per diluted share	$(0.12)	$0.14	$(0.21)	$0.14
The translation effect of foreign currencies, primarily the euro, decreased net income by $1.3 million, or $0.04 per diluted share, and $2.1 million, or $0.07 per diluted share, for the three and six months ended February 28, 2006, respectively.
Earnings in North American operations were in line with management expectations and better than 2005 for the six-month period ended February 28, 2006. The Company has a strong level of orders in Europe and has recently noted improvement in economic conditions. However, competitive pressures continue to hamper the ability to pass on cost increases in the form of higher prices. The Company will continue to encounter price volatility in the worldwide plastic resins market and there is turmoil in the domestic automotive market.
Despite the uncertainties in today’s market, management anticipates net income for the fiscal 2006 third quarter will show good improvement over last year’s third-quarter net income of $7.4 million.
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
Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, repayment of long-term debt and capital expenditures. Presently, the Company anticipates that cash flow from operations and other sources will be sufficient to meet its short and long-term operational requirements.

Net cash provided from operations was $10.2 million for the six months ended February 28, 2006. The Company used $13.7 million of cash in operations in the same period last year. The improvement from last year was due primarily to an increase in accounts payable and accrued income taxes and a reduction in the increase in inventories compared to last year. This was partially offset by a larger increase in accounts receivable compared with the prior year.

	(in millions)
	February 28,	August 31,
	2006	2005	% Change
Cash and Cash Equivalents	$82.2	$102.3	(19.6)%
Working Capital	404.6	405.8	(0.3)
Long-Term Debt	48.4	63.2	(23.4)
Stockholders’ Equity	474.8	462.1	2.7
The Company’s cash and cash equivalents decreased $20.1 million from August 31, 2005 primarily because of the repayment of long-term debt of $13.1 million and capital expenditures of $12.0 million during the six months ended February 28, 2006.
As of February 28, 2006, the current ratio was 2.98 to 1 and working capital was $404.6 million, a decrease of $1.2 million from August 31, 2005.
Capital expenditures for the six months ended February 28, 2006 were $12.0 million compared with $8.2 million last year. The major component of capital expenditures was for the new Invision® product line. In addition, there were various capital expenditures for China, Mexico, Belgium and Bellevue, Ohio. At the Company’s April 2006 meeting of Directors, the Board approved $18.2 million in capital expenditures for the initial production facility for the Company’s Invision® project.
During the six months ended February 28, 2006, the Company decreased total long-term debt by $14.8 million. Total long-term debt was $48.4 million as of February 28, 2006.
The ratio of long-term liabilities to capital was 20.6% at February 28, 2006 and 22.9% at August 31, 2005. This ratio is calculated by dividing the sum of long-term debt and other long-term liabilities by the sum of total stockholders’ equity, long-term debt and other long-term liabilities.
The Company had a $100,000,000 revolving credit agreement, which was scheduled to expire in August 2009. At August 31, 2005 there were borrowings of $14,000,000 under this agreement. On February 28, 2006, this agreement was terminated and replaced by a new $260,000,000 Revolving Facility.
On February 28, 2006, the Company completed a Revolving Facility in an aggregate U.S. dollar equivalent of $260,000,000 with the U.S. dollar equivalent of $160,000,000 available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Revolving Facility will mature on February 28, 2011. Under terms of this agreement, the Company is required to satisfy certain financial and operating covenants including minimum interest coverage ratio, and maximum net debt leverage ratio. As of February 28, 2006, there were no defaults under this agreement. The Company’s outstanding borrowings on this Revolving Facility were $48,405,000 at February 28, 2006.
On February 28, 2006, the Company borrowed under the Revolving Facility and used the proceeds to prepay the $50,000,000 of 7.27% senior notes. These 7.27% senior notes were originally due in 2009. The interest rate was fixed at 7.27% and was payable quarterly with principal due upon maturity in 2009. In 1999, the Company completed an interest rate lock in order to reduce the interest cost over the life of the notes. Proceeds from this transaction totaling $630,000 were deferred and amortized over the life of the loan, effectively reducing the annual interest rate from 7.27% to 7.14%. In connection with the prepayment of debt and termination of the interest rate lock, the remaining balance of these deferred proceeds of $218,000 was written off.

The Company had an interest rate swap agreement to take advantage of lower short-term borrowing cost which converted $25,000,000 of the $50,000,000 of 7.27% Senior Notes from fixed rate debt to variable rate debt and was designated as a fair value hedge. In connection with the prepayment, the interest rate swap was terminated and a loss of $1.5 million was recognized.
The Company recorded a loss on extinguishment of debt of $5.0 million in conjunction with the prepayment of the 7.27% senior notes and termination of the revolving credit agreement. These charges were primarily for the make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of applicable deferred debt costs and deferred interest.
On March 1, 2006 the Company issued $90.0 million in senior guaranteed notes, consisting $30.0 million of notes with an interest rate of the three-month LIBOR plus 80 basis points in the United States that are due March 1, 2013 and $60.0 million of euro notes in Germany with an interest rate of 4.485% which expire on March 1, 2016. The proceeds from the European borrowings of $60.0 million, available cash and borrowings from the Revolving Facility were used to fund the $142 million repatriation from Europe completed in March 2006.
Charges of $2.5 million related to the issuance of these notes and the Revolving Facility have been deferred as of February 28, 2006 and will be amortized over the contractual lives of the corresponding agreements.
As of February 28, 2006, approximately 1.7 million shares remain under a six-million share repurchase authorization approved by the Board of Directors in August 1998. The timing and amount of repurchases will vary based on market conditions. No shares were repurchased during the six months ended February 28, 2006 and 2005.
On February 21, 2006 the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006. The tender offer is due to expire on April 11, 2006. The Company expects to use the proceeds from the issuance of senior notes and the Revolving Facility to fund the self-tender offer.
The Company leases certain items under capital leases. The European segment leases certain land and buildings with an amount due on this capital lease at February 28, 2006 of approximately $177,000. The North American segment leases certain equipment with an amount due on these capital leases at February 28, 2006 of approximately $49,000.
As of February 28, 2006 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2005 Annual Report even after considering the changes to long-term debt as discussed above.

Operating lease information is provided in footnote 12 of the Company’s 2005 Annual Report.
The Company’s outstanding commercial commitments at February 28, 2006 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of February 28, 2006.
During the six months ended February 28, 2006, the Company has declared and paid quarterly cash dividends totaling $.29 per share. The total amount of these dividends was approximately $9.1 million. Cash has been sufficient to fund the payment of these dividends. On April 5, 2006, the Company’s Board of Directors declared a regular cash dividend of $.145 per share payable May 3, 2006.
For the six months ended February 28, 2006, approximately 578,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $8.7 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income account in stockholders’ equity. The weakening of the U.S. dollar during the six months ended February 28, 2006 decreased this account by approximately $6.4 million.
In October 2005, the Company reached an agreement with a group of investors led by Barington Capital Group, L.P. (the “Barington Group”) which had an ownership position of approximately 8.7% of the Company’s outstanding stock. Under the terms of the agreement, among other things, the Barington Group withdrew it’s notice of intent to nominate persons for election as directors at the Company’s 2005 Annual Meeting and agreed to abide by certain standstill provisions until the Company’s 2007 Annual Meeting, while the Company, through its Board of Directors, expanded the size of the Board from 10 to 12 and appointed James A. Mitarotonda, a member of the Barington Group, to serve as a director until the 2007 Annual Meeting. The Company also agreed to initiate a self-tender offer to repurchase 8,750,000 shares of the Company’s common stock at a price of no less than $20 per share by April 30, 2006. The self-tender offer was initiated on March 1, 2006 and provided for the repurchase of 8,750,000 shares at a price between $21.00 and $24.00 per share. This offer, which was to expire on March 29, 2006, was extended to April 11, 2006. This repurchase, assuming the maximum amount of shares are tendered would amount to at least $184 million and would be funded from current cash and through the new debt agreements consummated in February and March 2006.

With the financing that has recently been completed, the Company has the capability to complete the repurchase. The repurchase will increase debt, reduce equity, increase debt to equity ratios and increase the Company’s amount of interest expense.
During the six months ended February 28, 2006, the Company repatriated approximately $43.0 million as dividends from foreign subsidiaries. These funds were used for the repayment of long-term debt, payment of common stock dividends, capital expenditures and other working capital requirements. The Company repatriated $142.0 million of additional funds from Europe in March 2006. These funds were repatriated in conjunction with the Company’s announced plan to repurchase 8.75 million shares of their common stock in connection with its standstill agreement with The Barington Group. The Company does not anticipate additional repatriation of funds for in the remainder of fiscal 2006.
In January 2006, the Company announced that Robert. A. Stefanko, Chairman of the Board and Chief Financial Officer, has decided to retire as an officer and director of the Company. Mr. Stefanko will remain in his current roles through April 17, 2006 and will continue his employment with the Company through October 31, 2006 to ensure a smooth and seamless transition to the new Chief Financial Officer and to assist the Company on other matters. Mr. Stefanko will continue receiving compensation pursuant to his employment agreement through October 31, 2006. In addition, he will receive a cash payment in lieu of further benefits in April 2007 under such employment agreement. The Company will appoint Paul F. DeSantis as its Chief Financial Officer and Treasurer on April 17, 2006. Mr. DeSantis began his employment with the Company on January 23, 2006 as Vice President of Finance and will serve in this role until April 17, 2006 when he will transition to the position of Chief Financial Officer and Treasurer.
The Company also announced that Terry L. Haines, President and Chief Executive Officer, will be appointed Chairman of the Board of Directors when Mr. Stefanko retires from the Board on April 17, 2006. Willard R. Holland will continue to serve as Lead Independent Director.
New Accounting Pronouncements
In October 2005, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position (“FSP”) No. 123R-2 (“FSP 123R-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of SFAS 123R on September 1, 2005.
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
In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The adoption of FIN 47 is required in by the end of fiscal 2006. The Company is currently evaluating the impact, if any, of FIN 47 on its financial condition, results of operations and cash flows.
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
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principle foreign currency exposures relate to the euro, U. K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan, and Indonesian rupiah.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the euro LIBOR for euro borrowings. At February 28, 2006, the Company had $48.4 million borrowed all in U.S. dollars against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

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
Item 4 – Submission of Matters to a Vote of Security Holders
(a) The Company’s Annual Meeting of Stockholders was held on December 8, 2005.
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
James S. Marlen
Ernest J. Novak, Jr.
Robert A. Stefanko
     Continuing Class III Directors serving until the 2007 Annual Meeting of Stockholders:
Terry L. Haines
Dr. Paul Craig Roberts
James A. Karman
Joseph M. Gingo
James A. Mitarotonda
(c) The following matters were voted on at the Annual Meeting of Stockholders:
(1)	Election of Class III Directors:

			Broker
Director Name	Shares Voted	Votes Withheld	Non-Votes
Willard R. Holland	27,904,388	1,241,721	0
Dr. Peggy Miller	27,830,308	1,315,801	0
John B. Yasinsky	27,907,665	1,238,444	0
(2)	Amendment of the Corporation’s Restated Certificate of Incorporation, as amended by deleting Article Seventeenth

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
23,924,864	86,968	908,033	0

(3)	Ratification of the selection of PricewaterhouseCoopers LLP as registered independent public accountants of the Company for the fiscal year ending August 31, 2006:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
27,548,702	726,243	871,164	0
Item 6 — Exhibits
(a) Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (for purposes of Commission reporting compliance only), filed herewith.

3.2	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only), filed herewith.

4.1	Rights Agreement, dated as of January 26, 2006, between the Company and National City Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 26, 2006).

10.1	Employment Agreement, dated January 4, 2006, between the Company and Paul F. DeSantis (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 4, 2006).

10.2	Preliminary Agreement between the Company and Robert A. Stefanko (a summary of which was included in Item 1.01 in the Company’s Current Report on Form 8-K, dated January 4, 2006, which summary is incorporated herein by reference).

10.3	Credit Agreement, dated as of February 28, 2006, among A. Schulman, Inc., A. Schulman Europe GmbH, A. Schulman Plastics, S.A., and A. Schulman International Services NV, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as European agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 28, 2006).

10.4	Note Purchase Agreement, dated as of March 1, 2006, by and between A. Schulman Europe GmbH, A. Schulman, Inc. and the Purchasers and Guarantors named therein (incorporated by reference to Exhibit 99.2 to the Company’s current Report on Form 8-K dated February 28, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 10, 2006	A. Schulman, Inc.
(Registrant)
/s/ R.A. STEFANKO
R. A. Stefanko, Executive Vice President—Finance & Administration (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)