Form 10-Q
period 2006-05-31
SCHULMAN A INC
filed 2006-07-07
CIK 87565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2006

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
     Yes ☐       No ☑
Number of common shares outstanding as of June 30, 2006 — 28,832,426

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share data)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
	Unaudited		Unaudited
Net sales	$427,313	$374,948	$1,195,057	$1,088,132
Interest and other income	1,993	1,195	4,322	1,992

	429,306	376,143	1,199,379	1,090,124

Cost and expenses:
Cost of sales	369,891	327,499	1,027,025	939,766
Selling, general and administrative expenses	39,440	35,381	112,156	105,857
Interest expense	1,986	695	4,069	2,576
Foreign currency transaction (gains) losses	1,174	(332)	2,099	1,675
Loss on extinguishment of debt	—	—	4,986	—
Restructuring expense — N. America	—	(34)	—	182
Minority interest	242	185	823	821

	412,733	363,394	1,151,158	1,050,877

Income before taxes	16,573	12,749	48,221	39,247

Provision for U.S. and foreign income taxes	7,653	5,342	23,052	13,615

Net income	8,920	7,407	25,169	25,632

Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$8,907	$7,394	$25,129	$25,592

Weighted-average number of shares outstanding:
Basic	29,798	30,625	30,550	30,607
Diluted	30,285	30,967	30,987	31,071

Earnings per share:
Basic	$0.30	$0.25	$0.82	$0.84

Diluted	$0.29	$0.23	$0.81	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	May 31,	August 31,
	2006	2005
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$124,281	$102,329
Accounts receivable, less allowance for doubtful accounts of $9,224 at May 31, 2006 and $8,227 at August 31, 2005	277,912	225,442
Inventories, average cost or market, whichever is lower	274,447	233,348
Prepaids, including tax effect of temporary differences	24,891	16,848

Total current assets	701,531	577,967

Other assets:
Cash surrender value of life insurance	1,812	1,454
Deferred charges, etc., including tax effect of temporary differences	19,920	17,316
Goodwill	5,393	5,288
Intangible assets	1,042	1,026

	28,167	25,084

Property, plant and equipment, at cost:
Land and improvements	14,711	13,667
Buildings and leasehold improvements	135,378	128,884
Machinery and equipment	314,135	292,419
Furniture and fixtures	34,517	35,556
Construction in progress	9,339	13,366

	508,080	483,892
Accumulated depreciation and investment grants of $1,148 at May 31, 2006 and $1,187 at August 31, 2005	324,284	302,581

	183,796	181,311

	$913,494	$784,362

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	May 31,	August 31,
	2006	2005
	Unaudited
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,455	$1,507
Current portion of long-term debt	19	370
Accounts payable	134,355	102,059
U.S. and foreign income taxes payable	26,777	14,788
Accrued payrolls, taxes and related benefits	31,317	27,193
Other accrued liabilities	38,658	26,338

Total current liabilities	233,581	172,255

Long-term debt	154,772	63,158
Other long-term liabilities	79,877	73,713
Deferred income taxes	7,424	7,865
Minority interest	5,492	5,268
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, 10,564 shares outstanding at May 31, 2006 and August 31, 2005	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value,
Authorized - 75,000,000 shares
Issued - 40,627,365 shares at May 31, 2006 and 39,988,555 at August 31, 2005	40,627	39,989
Other capital	85,360	74,973
Accumulated other comprehensive income	30,825	26,552
Retained earnings	499,747	487,998
Treasury stock, at cost, 11,756,995 shares at May 31, 2006 and 9,272,045 at August 31, 2005	(225,268)	(165,232)
Unearned stock grant compensation	—	(3,234)

Common stockholders’ equity	431,291	461,046

Total stockholders’ equity	432,348	462,103

	$913,494	$784,362

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the nine months ended
	May 31,
	2006	2005
	Unaudited
Provided from (used in) operating activities:
Net income	$25,169	$25,632
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	18,296	18,812
Gain on sale of asset	—	(759)
Non-current deferred taxes	(2,148)	2,264
Pension and other deferred compensation	7,426	5,179
Postretirement benefit obligation	2,527	2,321
Minority interest in net income of subsidiaries	823	821
Non-cash items related to the loss on extinguishment of debt	180	—
Changes in working capital:
Accounts receivable	(46,604)	(24,687)
Inventories	(35,021)	(10,945)
Prepaids	504	456
Accounts payable	29,581	(5,060)
Income taxes	8,680	(1,979)
Accrued payrolls and other accrued liabilities	14,568	7,540
Proceeds from life insurance benefits	580	—
Changes in other assets and other long-term liabilities	(6,200)	(2,869)

Net cash provided from (used in) operating activities	18,361	16,726

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(17,855)	(17,440)
Disposals of property, plant and equipment	162	1,026

Net cash used in investing activities	(17,693)	(16,414)

Provided from (used in) financing activities:
Cash dividends paid	(13,420)	(13,135)
Increase in notes payable	931	580
Net borrowings on revolving credit facilities	44,025	11,515
Prepayments of 7.27% senior notes	(50,000)	—
Proceeds from issuance of 4.485% and floating rate senior notes	91,208	—
Payment of debt issuance costs	(2,637)	—
Cash distributions to minority shareholders	(600)	(600)
Exercise of stock options	9,589	3,356
Purchase of treasury stock	(60,036)	(1,001)

Net cash provided from (used in) financing activities	19,060	715

Effect of exchange rate changes on cash	2,224	485

Net increase in cash and cash equivalents	21,952	1,512
Cash and cash equivalents at beginning of period	102,329	72,898

Cash and cash equivalents at end of period	$124,281	$74,410

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2006 and 2005
(1)	The results of operations for the nine months ended May 31, 2006 are not necessarily indicative of the results expected for the year ending August 31, 2006.

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
For the nine months ended May 31, 2006 and 2005
The Company is currently evaluating which transition method it will use for calculating its APIC Pool.

Effective in December 1991, the Company adopted the 1991 Stock Incentive Plan. The 1991 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The option price for incentive stock options is the fair market value of the common shares on the date of grant. In the case of nonqualified stock options, the Company granted options at fair market value on the date of grant. However, the Plan does provide that the option price may not be less than 50% of the fair market value of the common shares on the date of grant. Stock options may be exercised as determined by the Company, but in no event prior to nine months following the date of grant or after the 10th anniversary date of grant. Effective in October 1992, the Company adopted the 1992 Non-Employee Directors’ Stock Option Plan to provide for the grant of nonqualified stock options and restricted stock awards. The option price is the fair market value of the common shares on the first business day immediately preceding the date of grant. All options become exercisable at the rate of 25% per year, commencing on the first anniversary of the date of grant of the option. Each option expires five years from the date of grant. Both the 1991 and 1992 Plans have expired and no further shares are available for issuance.

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. On May 31, 2006, 1,720,469 shares are available for grants of non-qualified stock options pursuant to the Company’s 2002 Equity Incentive Plan. It is the Company’s practice to issue new common shares upon stock option exercise.

The adoption of SFAS 123R reduced income before taxes for the three and nine months ended May 31, 2006 by approximately $1.0 million ($0.04 per basic and diluted share) and approximately $3.6 million ($0.12 per basic and diluted share), respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The first quarter of fiscal 2006 included approximately $1.0 million of charges related to the accelerated vesting of retirement eligible employees. The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. In addition, Unearned Stock Grant Compensation of $3.2 million was eliminated against Other Capital in stockholders’ equity upon adoption.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2006 and 2005
The following table illustrates the effect on net income and earnings per share had the fair value based method been applied to measure compensation cost for prior periods presented:

		(in thousands, except per share data)
		For the three months	For the nine months
		ended	ended
		May 31, 2005	May 31, 2005
Net income applicable to common stock, as reported		$7,394	$25,592
Add: Stock-based employee compensation included in reported net income, net of tax		444	990
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax where applicable		(1,404)	(3,846)

Net income applicable to common stock, as adjusted		$6,434	$22,736

Earnings per share:
Basic	- as reported	$0.25	$0.84
	- as adjusted	$0.21	$0.74

Diluted	- as reported	$0.23	$0.82
	- as adjusted	$0.20	$0.73
The total stock-based employee compensation expense for the three and nine months ended May 31, 2005 was calculated using the nominal vesting period approach.

The weighted-average fair value of stock-based awards was $7.94 for the January 2006 grant, $6.20 for the October 2005 grant and $5.93 for fiscal 2005 grants. There were no additional grants during the third quarter of fiscal 2006. These values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal	Fiscal
	2006	2005
Expected life of award (years)	5.5	4.0
Risk-free interest rate	4.3%	3.0%
Expected volatility of stock	40.0%	43.0%
Expected dividend yield of stock	3.0%	3.0%
The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same timeframe as the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical dividend yield. The Company has no reason to believe that future stock volatility or the expected dividend yield is likely to differ from historical patterns.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2006 and 2005
Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at May 31, 2006 was approximately $6.7 million. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

A summary of stock options activity within the Company’s share-based compensation plans and changes for the nine months ended May 31, 2006 are as follows:

	Outstanding	Average	Remaining
	Shares Under	Exercise	Contractual	Aggregate
	Option	Price	Term (years)	Intrinsic Value

Outstanding at August 31, 2005	1,672,362	$17.09
Granted	572,750	19.78
Exercised	(631,977)	15.08
Forfeited and expired	(10,602)	19.16

Outstanding at May 31, 2006	1,602,533	18.83	8.2	$5,240,000

Exercisable at May 31, 2006	507,676	17.43	7.0	2,320,000

Vested and expected to vest at May 31, 2006	1,579,267	18.81	0.7	5,180,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the nine months ended May 31, 2006 and 2005 was approximately $4.4 million and $1.3 million, respectively. The total fair value of options vested during the nine months ended May 31, 2006 and 2005, was approximately $3.6 million and $1.9 million, respectively.
Restricted stock awards under the 2002 Equity Incentive Plan vest over fours years following the date of grant. Restricted stock awards issued previous to this Plan vest over five years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2005	357,350	$16.53
Granted	78,950	20.71
Released	(6,946)	14.03
Forfeited	(4,804)	17.56

Outstanding at May 31, 2006	424,550	17.33

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $87,873,000 at May 31, 2006 and $22,220,000 at August 31, 2005.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2006 and 2005
(4)	A summary of the stockholders’ equity section for the nine months ended May 31, 2006 and 2005 is as follows:
(in thousands)
(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income:
Net income	—	—	—	—	25,169	—	—
Foreign currency translation gain	—	—	—	4,273	—	—	—
Total comprehensive income								29,442
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.435 per share	—	—	—	—	(13,380)	—	—	(13,380)
Stock options exercised	—	635	8,954	—	—	—	—	9,589
Restricted stock issued	—	3	(3)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(60,036)	—	(60,036)
Reclassification due to adoption of SFAS 123R	—	—	(3,234)	—	—	—	3,234	—
Non-cash stock-based compensation	—	—	3,610	—	—	—	—	3,610
Amortization of restricted stock	—	—	1,060	—	—	—	—	1,060

Balance at May 31, 2006	$1,057	$40,627	$85,360	$30,825	$499,747	$(225,268)	$—	$432,348

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2006 and 2005
(in thousands)
(Unaudited)

				Accumulated
				Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Stock	Compensation	Equity
Balance at September 1, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income:
Net income	—	—	—	—	25,632	—	—
Foreign currency translation gain	—	—	—	6,289	—	—	—
Total comprehensive income								31,921
Cash dividends paid or accrued:
Preferred, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common, $.425 per share	—	—	—	—	(13,095)	—	—	(13,095)
Stock options exercised	—	244	3,112	—	—	—	—	3,356
Purchase of treasury stock	—	—	—	—	—	(1,001)	—	(1,001)
Restricted stock granted, net	—	—	1,236	—	—	—	(1,236)	—
Non-cash stock-based compensation	—	—	262	—	—	—	—	262
Amortization of restricted stock	—	—	—	—	—	—	728	728

Balance at May 31, 2005	$1,057	$39,877	$74,422	$24,932	$486,037	$(165,232)	$(3,725)	$457,368

(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

For the three and nine months ended May 31, 2006, 377,146 and 932,967 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be antidilutive.

(6)	The following significant unusual items were included in net income for the three and nine months ended May 31, 2006 and 2005:

	(in thousands, except per share data)
	Income (Expense)
	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005

Costs pertaining to the extinguishment of debt	$—	$—	$(4,986)	$—
Tax charge for repatriation from Europe of $143.8 million	—	—	(2,243)	—
Income from cancellation by suppliers of certain distribution agreements in Europe, pre-tax of $840,000, less tax of $240,000	—	—	600	—
Income from refinement in assumptions relating to freight in North America	—	962	—	962
Income from sale of office in Europe	—	497	—	497
Income from life insurance proceeds	494	—	494	—
Tax contingencies	(760)	—	(1,152)	—
Reversal of tax reserves no longer required due to change in Mexican tax law and settlement of tax claim in Canada	—	—	—	4,370

Total	$(266)	$1,459	$(7,287)	$5,829

Total per diluted share	$(0.01)	$0.05	$(0.24)	$0.19

(7)	The components of Accumulated Other Comprehensive Income are as follows:

	(in thousands)
	May 31,	August 31,
	2006	2005
	Unaudited
Foreign currency translation gain	$36,533	$32,260
Minimum pension liability	(5,708)	(5,708)

	$30,825	$26,552

Foreign currency translation gains are not tax effected as such gains are considered permanently reinvested. Minimum pension liability adjustments are recorded net of tax using the applicable effective tax rate.

(8)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker. On this basis, the Company operates primarily in two geographic segments, North America and Europe, including Asia (“Europe”). A reconciliation of segment income to consolidated income (loss) before taxes is presented below:
(in thousands)

	North
	America	Europe	Other	Consolidated
Three months ended May 31, 2006

Sales to unaffiliated customers	$128,420	$298,893	$—	$427,313

Gross profit	$13,407	$44,015	$—	$57,422

Income (loss) before interest and taxes	$(4,034)	$21,300	$—	$17,266
Interest expense, net	—	—	(693)	(693)

Income (loss) before taxes	$(4,034)	$21,300	$(693)	$16,573

Three months ended May 31, 2005

Sales to unaffiliated customers	$116,227	$258,721	$—	$374,948

Gross profit	$12,497	$34,952	$—	$47,449

Income (loss) before interest, restructuring and taxes	$(1,949)	$14,961	$—	$13,012
Interest expense, net	—	—	(297)	(297)
Restructuring expense	34	—	—	34

Income (loss) before taxes	$(1,915)	$14,961	$(297)	$12,749

Nine months ended May 31, 2006

Sales to unaffiliated customers	$369,596	$825,461	$—	$1,195,057

Gross profit	$43,755	$124,277	$—	$168,032

Income (loss) before interest, debt extinguishment and taxes	$(6,860)	$61,631	$—	$54,771
Interest expense, net	—	—	(1,564)	(1,564)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(6,860)	$61,631	$(6,550)	$48,221

Nine months ended May 31, 2005

Sales to unaffiliated customers	$327,433	$760,699	$—	$1,088,132

Gross profit	$36,474	$111,892	$—	$148,366

Income (loss) before interest, restructuring and taxes	$(7,486)	$48,569	$—	$41,083
Interest expense, net	—	—	(1,654)	(1,654)
Restructuring expense	(182)	—	—	(182)

Income (loss) before taxes	$(7,668)	$48,569	$(1,654)	$39,247

North American losses for the three and nine months ended May 31, 2006 include approximately $.9 million and $3.3 million, respectively, related to the adoption of SFAS 123R which requires recognition of expense for stock-based compensation.
Identifiable assets for Europe were $549.4 million and $510.6 million at May 31, 2006 and August 31, 2005, respectively. North America had identifiable assets of $364.3 million and $273.7 million at May 31, 2006 and August 31, 2005, respectively.
The majority of the Company’s sales for the three and nine months ended May 31, 2006 and 2005 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	(in thousands, except for %’s)
	For the three months ended May 31,
Product Family	2006		2005
Color and additive concentrates	$159,810	37%	$133,016	35%
Polyolefins	126,457	30	113,269	30
Engineered compounds	102,620	24	96,726	26
Polyvinyl chloride (PVC)	16,225	4	14,126	4
Tolling	4,355	1	4,485	1
Other	17,846	4	13,326	4

	$427,313	100%	$374,948	100%

	(in thousands, except for %’s)
	For the nine months ended May 31,
Product Family	2006		2005
Color and additive concentrates	$425,094	36%	$377,042	34%
Polyolefins	364,278	30	323,935	30
Engineered compounds	295,347	25	283,881	26
Polyvinyl chloride (PVC)	45,899	4	40,862	4
Tolling	11,858	1	12,641	1
Other	52,581	4	49,771	5

	$1,195,057	100%	$1,088,132	100%

(9)	A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt - no benefit	—	—	3.6	—
Domestic losses with no benefit	11.6	11.0	9.3	12.5
Dividends repatriated from Europe	—	—	4.7	—
Amount of foreign taxes at less than statutory U.S. tax rate	(5.9)	(2.8)	(7.7)	(4.9)
Tax benefit for changes in Mexican tax law and favorable settlement of tax claim in Canada	—	—	—	(11.1)
Tax contingencies	4.6	—	2.4	—
Other	0.9	(1.3)	0.5	3.2

	46.2%	41.9%	47.8%	34.7%

(10)	Accumulated amortization for intangible assets was approximately $1,229,000 and $1,247,000 at November 30, 2005 and August 31, 2005, respectively. Intangible assets that are subject to amortization were fully amortized as of November 30, 2005. The amortization expense for intangible assets was approximately $19,000 for the nine months ended May 31, 2006, and approximately $57,000 and $172,000 for the three and nine months ended May 31, 2005, respectively.

(11)	During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $182,000 for the nine months ended May 31, 2005. There were no charges related to this plan during the nine months ended May 31, 2006.

These charges were primarily non-cash and are summarized below:

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
(in thousands)	Charge	2004	8/31/04	Charges	2005	5/31/05
Employee related costs	$350	$—	$350	$(34)	$(316)	$—
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$182	$(598)	$—

Accelerated depreciation, included in North America cost of sales in 2004	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs included equipment removal and other exit costs that were incurred as of August 31, 2005. The accelerated depreciation represented a change in estimate for the reduced life on equipment totaling $1,353,000. At August 31, 2005, no further cash out-flows were required by the Company related to this restructuring.
(12)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:

	(in thousands)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Service cost	$594	$521	$1,734	$1,578
Interest cost	775	803	2,266	2,429
Expected return on plan assets	(218)	(183)	(640)	(550)
Net actuarial loss and net amortization of prior service cost and transition obligation	223	146	656	438

Net periodic benefit cost	$1,374	$1,287	$4,016	$3,895

Postretirement benefit cost included the following components:

	(in thousands)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Service cost	$499	$396	$1,498	$1,189
Interest cost	417	380	1,250	1,140
Net amortization of prior service cost and unrecognized loss	117	70	350	208

Net periodic benefit cost	$1,033	$846	$3,098	$2,537

(13)	The May 2005 quarter includes income from a refinement in assumptions adjustment relating to freight in North America of $1,010,000 before-tax, or $962,000 after-tax. In the third quarter of fiscal 2005, enhancements to the Company’s information system provided new information for estimating freight liabilities for outbound customer shipments. The estimating of freight liabilities is required due to the lag in time between the incurrence of freight expenses and the eventual receipt and validation of the freight vendor’s invoices. As a result of the new information, the Company revised its estimate and recorded a favorable adjustment which decreased cost of sales and increased net income for the three and nine months ended May 31, 2005.

The May 2005 quarter includes income from the sale of an office in Europe of $759,000 before-tax, or $497,000 after-tax.

(14)	In November 2004, the FASB issued SFAS No. 151, (“SFAS 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4 in an effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 by the Company in the November 2005 quarter did not have an impact on the Company’s financial condition, results of operations or cash flows.

(15)	In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The adoption of FIN 47 is required by the end of fiscal 2006. The Company is currently evaluating the impact, if any, of FIN 47 on its financial condition, results of operations and cash flows.

(16)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2004, a railroad company asserted that the Company was liable for environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company has not recorded a reserve relating to this matter. During fiscal 2006, the railroad company notified the Company that it has filed suit regarding this matter. Management, in consultation with legal counsel, is of the opinion that a valid cause of action does not exist. The Company will continue to pursue resolution of this matter. The ultimate outcome of this assertion is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
(17)	On February 21, 2006 the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006 and it expired on April 11, 2006. On April 25, 2006 the Company announced the final results of the self-tender offer where the Company accepted for purchase 2,071,585 shares at a price of $24.00 per share for a total of approximately $49.7 million. The Company also incurred costs in connection with the self-tender of $.5 million in legal and professional fees.

Total Number of
		Average Price	Shares	Maximum Number
	Total Number	Paid per Share	Purchased as	of Shares that may
	of Shares	(excluding	Part of Publicly	yet be Purchased
	Purchased	commissions)	Announced Plan	Under the Plan
March 1 - 31, 2006	—	$—	—	—
April 1 - 30, 2006	2,071,585	$24.00	2,071,585	—
May 1 - 31, 2006	—	$—	—	—
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock. This authorized share amount equates to approximately 23.3% of the Company’s outstanding shares. It is anticipated that the Company will complete the program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. This repurchase program replaces the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The prior repurchase program was cancelled as a result of the new 6.75 million share repurchase plan. As of May 31, 2006, the Company made the following repurchases under the 6.75 million share plan:

Total Number of
		Average Price	Shares	Maximum Number
	Total Number	Paid per Share	Purchased as	of Shares that may
	of Shares	(excluding	Part of Publicly	yet be Purchased
	Purchased	commissions)	Announced Plan	Under the Plan
March 1 - 31, 2006	—	$—	—	—
April 1 - 30, 2006	51,764	$23.86	51,764	6,698,236
May 1 - 31, 2006	361,601	$23.72	361,601	6,336,635

(18)	On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility. The new credit facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2006, there were no covenant violations under this agreement.

Interest rates on the facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of May 31, 2006, there was $60.2 million outstanding under the revolving credit facility.

The Company used proceeds from the new credit facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes in the private placement market consisting of the following:
•	$30.0 million of senior notes in the United States maturing on March 1, 2013 with an interest rate of LIBOR plus 80 bps

•	€50.3 million of senior notes in Germany maturing on March 1, 2016 with an interest rate of 4.485%
The senior notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of May 31, 2006, there were no covenant violations under this agreement. The senior notes are also secured by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries. The euro notes approximate $64.5 million at May 31, 2006.
The proceeds from the €50.3 million notes, available cash, and borrowings on the revolving credit facility were used to fund the $143.8 million repatriation from Europe completed in March 2006.
Charges of $2.6 million related to the issuance of the private placement notes and the revolving credit facility have been deferred as of May 31, 2006 and are being amortized over the contractual lives of the senior notes and the revolving credit facility, respectively.
(19)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas incurred damage from Hurricane Rita. While repair work continues and operations have returned to normal, the financial impact from this hurricane is still being assessed. The final claim for this hurricane has been filed with the insurance carriers, but the ultimate amount of any gain or loss related to this claim is not yet determined. It is anticipated that amounts not covered by insurance will not have a material impact on future earnings.

Item 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
Results of Operations
Sales of $427.3 million were the highest third-quarter revenues in the history of the Company. Net sales increased $52.4 million or 14.0% over last year’s third-quarter sales of $374.9 million. The translation effect of foreign currencies, primarily the euro, decreased sales by $5.8 million for the three months ended May 31, 2006. The reasons for the change in sales are as follows:

	Increase (decrease)
	Three months ended	Nine months ended
	May 31, 2006	May 31, 2006
Tonnage	9.6%	7.6%
Price and product mix	6.0	5.8
Translation effect	(1.6)	(3.6)

	14.0%	9.8%

The primary reason for the higher tonnage in the May 2006 quarter was a 16.8% increase in Europe, including Asia (“Europe”). This increase is partially attributable to strengthening market conditions in Europe as well as customers preparing for the traditional summer holiday season. Tonnage in North America declined 4.5% primarily because of a continued softening in demand, especially in the automotive market, and as a response to the Company’s price increases as it attempts to offset higher input costs.
A comparison of consolidated sales by segment is as follows:

	(in thousands, except for %’s)
	Three months ended				Nine months ended
	May, 31		Increase		May 31,		Increase
	2006	2005	$	%	2006	2005	$	%
Europe	$298,893	$258,721	$40,172	15.5%	$825,461	$760,699	$64,762	8.5%
North America	128,420	116,227	12,193	10.5%	369,596	327,433	42,163	12.9%

	$427,313	$374,948	$52,365	14.0%	$1,195,057	$1,088,132	$106,925	9.8%

The two largest markets served by the Company are the packaging and automotive markets. For the nine months ended May 31, 2006, approximately 36% of consolidated sales were derived from packaging and 17% from the automotive market. For the nine months ended May 31, 2005, approximately 37% and 18% of consolidated sales were derived from the packaging and automotive markets, respectively. Other markets include consumer products, appliances, and agriculture.

The majority of the Company’s sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	(in thousands, except for %’s)
	For the three months ended May 31,
Product Family	2006		2005
Color and additive concentrates	$159,810	37%	$133,016	35%
Polyolefins	126,457	30	113,269	30
Engineered compounds	102,620	24	96,726	26
Polyvinyl chloride (PVC)	16,225	4	14,126	4
Tolling	4,355	1	4,485	1
Other	17,846	4	13,326	4

	$427,313	100%	$374,948	100%

	(in thousands, except for %’s)
	For the nine months ended May 31,
Product Family	2006		2005
Color and additive concentrates	$425,094	36%	$377,042	34%
Polyolefins	364,278	30	323,935	30
Engineered compounds	295,347	25	283,881	26
Polyvinyl chloride (PVC)	45,899	4	40,862	4
Tolling	11,858	1	12,641	1
Other	52,581	4	49,771	5

	$1,195,057	100%	$1,088,132	100%

Interest and other income increased for the three and nine months ended May 31, 2006. Other income included a gain of approximately $494,000 related to life insurance proceeds received. Other income for the nine months ended May 31, 2006 included $840,000 of income from the cancellation by suppliers of certain distribution agreements in Europe. The cancellation of these agreements could result in some reduction in future sales although the amount is not determinable. The contracts were cancelled in prior years, however the settlement was not agreed to until fiscal year 2006. The May 2005 quarter included income from the sale of an office in Europe of $759,000.
Interest income increased approximately $895,000 and $1,582,000 for the three and nine months ended May 31, 2006, respectively, because of higher interest rates and an increased level of cash and short-term investments. In anticipation of the completion of the self-tender offer, the Company repatriated $143.8 million from Europe in March 2006. The self-tender offer and subsequent open market share repurchases resulted in a total cost of approximately $60.0 million. The balance of cash repatriated in March 2006 continues to be maintained in short-term investment accounts. The Company is considering its uses of cash including open market purchases of its common stock and short-term cross border intercompany loans to repay a portion of the Company’s debt .

A comparison of gross profit dollars and percentages by segment are as follows:

	(in thousands, except for %’s)
	For the three months ended May 31,		Increase
Gross profit $	2006	2005	$	%
Europe	$44,015	$34,952	$9,063	25.9
North America	13,407	12,497	910	7.3

	$57,422	$47,449	$9,973	21.0

Gross profit %
Europe	14.7	13.5
North America	10.4	10.8
Consolidated	13.4	12.7

	(in thousands, except for %’s)
	For the nine months ended May 31,		Increase
Gross profit $	2006	2005	$	%
Europe	$124,277	$111,892	$12,385	11.1
North America	43,755	36,474	7,281	20.0

	$168,032	$148,366	$19,666	13.3

Gross profit %
Europe	15.1	14.7
North America	11.8	11.1
Consolidated	14.1	13.6
European gross profit, including Asia, increased for the three and nine months ended May 31, 2006 due to higher volume and sales. Tonnage increased 16.8% in the May 2006 quarter and 12.7% for the nine-month period as compared to the same periods last year. Sales increased 15.5% and 8.5% for the three and nine months ended May 31, 2006 respectively. The gross profit percentage was higher mainly because of improved capacity utilization and strong volume.
Gross profit for North America increased for the three and nine months ended May 31, 2006. The increases were the result of continued efforts in obtaining better pricing. Tonnage decreased 4.5% and 2.7% for the three and nine months ended May 31, 2006. Sales increased 10.5% in the May 2006 quarter and 12.9% for the nine month period as compared to the same periods last year. Gross profit percentage increased slightly for the nine months ended May 31, 2006 as a result of the Company’s price increases which preceded the effects of higher raw material costs.
The May 2005 quarter includes income from a refinement in assumptions adjustment relating to freight in North America of $1,010,000 before-tax, or $962,000 after-tax. In the third quarter of fiscal 2005, enhancements to the Company’s information system provided new information for estimating freight liabilities for outbound customer shipments. The estimating of freight liabilities is required due to the lag in time between the incurrence of freight expenses and the eventual receipt and validation of the freight vendor’s invoices. As a result of the new information, the Company revised its estimate and recorded a favorable adjustment which decreased cost of sales and increased net income for the three and nine months ended May 31, 2005.

Comparisons of capacity utilization levels are as follows:

	For the three months ended May 31,		For the nine months ended May 31,
	2006	2005	2006	2005
Europe	113%	85%	102%	87%
North America	82%	85%	83%	87%
Worldwide	100%	85%	94%	87%
Capacity utilization for Europe in 2006 continued to increase as a result of stronger customer demand, product mix and the anticipation of the traditional summer holiday season. In order to meet this increased demand, some of Europe’s manufacturing facilities have temporarily added additional shifts above the normal production schedule. Capacity utilization in the May 2006 quarter for North America decreased slightly as compared with the prior year due to the continued softening in demand and the shut down of one the production lines at the Company’s Texas facility due to a mechanical issue. North American capacity for the nine months ended May 31, 2006 was down primarily due to the aforementioned mechanical issue, as well as a two-week shutdown at the same Texas facility because of Hurricane Rita. Capacity utilization is calculated by dividing production pounds by normal capacity at each plant.
Selling, general and administrative expenses were $39.4 million and $112.2 million for the three and nine months ended May 31, 2006, respectively. This represents an increase of $4.1 million or 11.5% for the quarter and $6.3 million or 5.9% from the same nine-month period last year. These increases were due to the following:

	(in millions)
	Increase/(decrease)
	Three months ended	Nine months ended
	May 31, 2006	May 31, 2006
Compensation and related benefits	$3.9	$8.0
Stock-based compensation, SFAS 123R	1.0	3.6
Services	0.2	0.3
Bad debts	0.2	(0.1)
Sarbanes/Oxley compliance	(0.3)	(1.8)
Translation effect	(0.4)	(2.9)
Other	(0.5)	(0.8)

	$4.1	$6.3

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
The adoption of SFAS 123R reduced income before taxes for the three and nine months ended May 31, 2006 by approximately $1.0 million ($0.03 per basic and diluted share) and approximately $3.6 million ($0.12 per basic and diluted share), respectively. The Company expects the fourth quarter fiscal 2006 to include approximately $900,000 of expenses as a result of adopting SFAS 123R.

In connection with the new financing arrangements, as discussed hereafter in the “Liquidity and Capital Resources” section, the Company prepaid its $50.0 million private placement 7.27% senior notes and terminated its $100.0 million revolving credit agreement. The Company recorded a loss on extinguishment of debt of $4,986,000 which was comprised of the following:

(in thousands)
Amount
Make-whole provision for prepayment of 7.27% senior notes	$3,335
Interest rate swap termination fee	1,456
Write-off of deferred loan fees of extinguished debt	398
Write-off of deferred interest from 7.27% senior notes	(218)
Revolving credit agreement termination fees	15

$4,986

Interest expense increased approximately $1.3 million and $1.5 million in the three and nine months ended May 31, 2006, respectively. In connection with the repatriation of dividends of $143.8 million in March 2006 and the self-tender offer, the Company increased its long-term debt to $154.8 million at May 31, 2006 compared to $63.2 million at August 31, 2005. The increase in long-term debt is the primary factor behind the increase in interest expense.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. Foreign currency transaction losses for the three and nine months ended May 31, 2006 were approximately $1.2 million and $2.1 million, respectively, primarily due to changes in the value of the U.S. dollar compared with the Canadian dollar, Mexican peso and the euro. A loss of approximately $1.2 million was recorded on forward exchange contracts related to the dividend to bring loan proceeds across from Europe.
During the fourth quarter of fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $1,769,000 for the year ended August 31, 2004 and $182,000 for the nine months ended May 31, 2005. There were no charges related to this plan during the nine months ended May 31, 2006.
These charges were primarily non-cash and are summarized below:

		Paid	Accrual		Paid	Accrual
	Original	fiscal	balance	2005	fiscal	balance
(in thousands)	Charge	2004	8/31/04	Charges	2005	5/31/05
Employee related costs	$350	$—	$350	$(34)	$(316)	$—
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$182	$(598)	$—

Accelerated depreciation, included in North America cost of sales in 2004	1,353

	$1,769

The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs included equipment removal and other exit costs that were incurred as of August 31, 2005. The accelerated depreciation represented a change in estimate for the reduced life on equipment totaling $1,353,000. At August 31, 2005, no further cash out-flows were required by the Company related to this restructuring.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
A comparison of income (loss) before interest, restructuring, loss on extinguishment of debt and taxes for each segment is as follows:

	(in thousands)
	For the three months ended May 31,			For the nine months ended May 31,
			Favorable			Favorable
	2006	2005	(Unfavorable)	2006	2005	(Unfavorable)
Europe	$21,300	$14,961	$6,339	$61,631	$48,569	$13,062
North America	(4,034)	(1,949)	(2,085)	(6,860)	(7,486)	626
Restructuring	—	34	(34)	—	(182)	182
Interest expense, net	(693)	(297)	(396)	(1,564)	(1,654)	90
Loss on extinguishment of debt	—	—	—	(4,986)	—	(4,986)

Income before taxes	$16,573	$12,749	$3,824	$48,221	$39,247	$8,974

European income before interest and taxes was up primarily because of an increase in gross profits. Selling, general and administrative expenses increased approximately $1.3 million for the May 2006 quarter, but decreased approximately $1.5 million for the nine-month period primarily due to the effect of translation related to the euro. The nine months ended May 31, 2006 also included income of $0.8 million from the cancellation by suppliers of certain distribution arrangements in Europe. The May 2005 quarter included income from the sale of an office in Europe of $0.8 million before-tax, or $0.5 million after-tax.
The North American loss before interest and taxes for the May 2006 quarter worsened by $2.1 million as the increased gross margin dollars and flat selling expenses were not enough to offset the increased general and administrative expenses. Generally corporate in nature, these expenses included the adoption of SFAS 123R, the CFO transition, and the mark to market of deferred directors’ fees.

A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt — no benefit	—	—	3.6	—
Domestic losses with no benefit	11.6	11.0	9.3	12.5
Dividends repatriated from Europe	—	—	4.7	—
Amount of foreign taxes at less than statutory U.S. tax rate	(5.9)	(2.8)	(7.7)	(4.9)
Tax benefit for changes in Mexican tax law and favorable settlement of tax claim in Canada	—	—	—	(11.1)
Tax contingencies	4.6	—	2.4	—
Other	0.9	(1.3)	0.5	3.2

	46.2%	41.9%	47.8%	34.7%

The following significant unusual items were included in net income for the three and nine months ended May 31, 2006 and 2005:

	(in thousands, except per share data)
	Income (Expense)
	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
Costs pertaining to the extinguishment of debt	$—	$—	$(4,986)	$—
Tax charge for repatriation from Europe of $143.8 million	—	—	(2,243)	—
Income from cancellation by suppliers of certain distribution agreements in Europe, pre-tax of $840,000, less tax of $240,000	—	—	600	—
Income from refinement in assumptions relating to freight in North America	—	962	—	962
Income from sale of office in Europe	—	497	—	497
Income from life insurance proceeds	494	—	494	—
Tax contingencies	(760)	—	(1,152)	—
Reversal of tax reserves no longer required due to change in Mexican tax law and settlement of tax claim in Canada	—	—	—	4,370

Total	$(266)	$1,459	$(7,287)	$5,829

Total per diluted share	$(0.01)	$0.05	$(0.24)	$0.19
The translation effect of foreign currencies, primarily the euro, decreased net income by $.2 million and $2.3 million, or $0.07 per diluted share, for the three and nine months ended May 31, 2006, respectively.

Earnings in North American operations were in line with management expectations and better than 2005 for the nine-month period ended May 31, 2006. The Company will continue to encounter price volatility in the worldwide plastic resins market and turmoil in the domestic automotive market continues unabated.
Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, repayment of long-term debt and capital expenditures. Presently, the Company anticipates that cash flow from operations and other sources will be sufficient to meet its short and long-term operational requirements.

	(in millions)
	May 31,	August 31,
	2006	2005	% Change
Cash and Cash Equivalents	$124.3	$102.3	21.5%
Working Capital (including cash)	468.0	405.8	15.3
Long-Term Debt	154.8	63.2	144.9
Stockholders’ Equity	432.3	462.1	(6.4)
The Company’s cash and cash equivalents increased $22.0 million from August 31, 2005. Cash flow from operations for the nine months ended May 31, 2006 provided the Company $18.4 million, which is a 9.8% increase from the comparable period from last year.
As of May 31, 2006, the current ratio was 3.00 to 1 and working capital was $468.0 million, which is an increase of $62.2 million from August 31, 2005. The increase is primarily due to the increase in accounts receivable and inventories.
Capital expenditures for the nine months ended May 31, 2006 were $17.9 million compared with $17.4 million last year. Capital expenditures consisted primarily of components for the new Invision® product line. In addition, there were various capital expenditures for China, Mexico, Belgium and Bellevue, Ohio. At the Company’s April 2006 meeting of Directors, the Board approved $18.2 million in capital expenditures for the initial production facility for the Company’s Invision® project over the next several years.
During the nine months ended May 31, 2006, the Company increased total long-term debt by $91.6 million. Total long-term debt was $154.8 million as of May 31, 2006 compared to $63.2 million as of August 31, 2005. The increase is related to the recently completed financing actions discussed below.
On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility. The new credit facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2006, there were no covenant violations under this agreement.
Interest rates on the facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of May 31, 2006, there was $60.2 million outstanding under the revolving credit facility. Subsequent to May 31, 2006, the Company reduced the revolving credit facility balance by approximately $32.0 million.

The Company used proceeds from the new credit facility to prepay its $50.0 million 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $.2 million was written off.
On March 1, 2006, the Company issued senior guaranteed notes in the private placement market consisting of the following:
•	$30.0 million of senior notes in the United States, maturing on March 1, 2013, with an interest rate of LIBOR plus 80 bps

•	€50.3 million of senior notes in Germany, maturing on March 1, 2016, with an interest rate of 4.485%
The senior notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of May 31, 2006, there were no covenant violations under this agreement. The senior notes are also secured by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries. The euro notes approximate $64.5 million at May 31, 2006.
Charges of $2.6 million related to the issuance of these private placement notes and the revolving credit facility have been deferred as of May 31, 2006 and are being amortized over the contractual lives of the senior notes and revolving credit facility, respectively.
In anticipation of the completion of the self-tender offer, the proceeds from the €50.3 million notes, available cash, and borrowings on the revolving credit facility were used to fund the $143.8 million repatriation from Europe completed in March 2006. The Company used these repatriated proceeds to fund the self-tender offer which cost approximately $50.2 million including $0.5 million in fees directly related to the tender offer.
In connection with the Company’s agreement to initiate a self-tender offer, which required new debt and repatriation from foreign subsidiaries, the Company incurred $11.5 million, which is summarized as follows:

(in millions)
Amount
Debt extinguishment costs	$5.0
Incremental tax on repatriation of dividends from foreign subsidiaries	2.2
Deferred costs related to new financing agreements	2.6
Forward exchange contracts loss on repatriation of dividends	1.2
Fees directly related to self tender offer	0.5

$11.5

The Company leases certain items under capital leases. The North American segment leases certain equipment with an amount due on these capital leases at May 31, 2006 of approximately $45,000.
As of May 31, 2006, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2005 Annual Report other than the changes to long-term debt as discussed above.

Operating lease information is provided in footnote 12 of the Company’s 2005 Annual Report.
The Company’s outstanding commercial commitments at May 31, 2006 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of May 31, 2006.
During the nine months ended May 31, 2006, the Company has declared and paid quarterly cash dividends totaling $.435 per share. The total amount of these dividends was approximately $13.4 million. Cash has been sufficient to fund the payment of these dividends. On July 7, 2006, the Company’s Board of Directors declared a regular cash dividend of $.145 per share payable August 3, 2006.
For the nine months ended May 31, 2006, approximately 635,000 shares of common stock were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was approximately $9.6 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income account in stockholders’ equity. The strengthening of the euro and Canadian dollar during the nine months ended May 31, 2006 increased this account by approximately $4.3 million.
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock. This authorized share amount equates to approximately 23.3% of the Company’s outstanding shares. It is anticipated that the Company will complete the program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. This repurchase program replaces the Company’s prior repurchase authorization, under which approximately 1.7 million shares remained authorized for repurchase. The prior repurchase program has been cancelled. As of May 31, 2006, 413,365 shares have been repurchased under the new repurchase plan at an average price of $23.74, for a total of approximately $9.8 million.
Also on April 25, 2006, the Company announced the final results of its modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, which expired at 5:00 p.m. New York City time on Tuesday, April 11, 2006. The Company accepted for purchase 2,071,585 shares at a price of $24.00 per share, for a total of approximately $49.7 million. The Company commenced the self-tender offer on March 1, 2006.
In October 2005, the Company reached an agreement with a group of investors led by Barington Capital Group, L.P. (the “Barington Group”) which then had an ownership position of approximately 8.7% of the Company’s outstanding stock (the “Barington Agreement”). Under the terms of the agreement, among other things, the Barington Group withdrew it’s notice of intent to nominate persons for election as directors at the Company’s 2005 Annual Meeting and agreed to abide by certain standstill provisions until the Company’s 2007 Annual Meeting (the “Standstill Period”), while the Company, through its Board of Directors, expanded the size of the Board from 10 to 12 and appointed James A. Mitarotonda, a member of the Barington Group, to serve as a director until the 2007 Annual Meeting. The Company also agreed to initiate and consummate the self-tender offer by April 30, 2006.

On May 30, 2006, the Barington Group filed Amendment No. 9 to its Schedule 13-D disclosing certain changes, among group members and in the aggregate, of the beneficial ownership of the Company’s common stock. The reporting entities comprising the Barington Group reported beneficial ownership, in the aggregate as of May 25, 2006, of 2,699,310 shares of Company common stock, representing approximately 9.23% of the shares of the Company’s common stock presently outstanding. The Barington Group also disclosed its position that the completion of the self-tender offer by the Company without repurchasing 8,750,000 shares of common stock constituted a failure of the Company to consummate the self-tender offer in accordance with the requirement of the Barington Agreement. As a result, it is the position of the Barington Group that the Standstill Period terminated after the close of business on April 30, 2006. Among other things, termination of the Standstill Period would eliminate certain restrictions on the ability of Barington Group members to purchase additional shares of common stock of the Company.
It is the Company’s position that it has complied with the requirement of the Barington Agreement to consummate the self-tender offer by April 30, 2006, and therefore the Standstill Period remains in effect.
The foregoing description of certain of the terms of the Barington Agreement is qualified in its entirety by reference to the full text of the agreement which is attached as Exhibit 99.2 to the Form 8-K filed by the Company on October 24, 2005.
During the nine months ended May 31, 2006, the Company repatriated approximately $186.7 million as dividends from foreign subsidiaries. These funds were used for the repayment of long-term debt, payment of common stock dividends, capital expenditures, treasury stock purchases in connection with its standstill agreement with the Barington Group, and other working capital requirements. The Company does not anticipate additional repatriation of funds for the remainder of fiscal 2006.
In January 2006, the Company announced that Robert A. Stefanko, Chairman of the Board and Chief Financial Officer, decided to retire as an officer and director of the Company. Mr. Stefanko remained in his roles through April 17, 2006 and continues his employment with the Company through October 31, 2006 to ensure a smooth and seamless transition to the new Chief Financial Officer and to assist the Company on other matters. Mr. Stefanko continues to receive compensation pursuant to his employment agreement through October 31, 2006. In addition, he will receive a cash payment in lieu of further benefits in May 2007 under such employment agreement. The Company appointed Paul F. DeSantis as its Chief Financial Officer and Treasurer on April 17, 2006. Mr. DeSantis began his employment with the Company on January 23, 2006 as Vice President of Finance and served in this role until April 17, 2006 when he transitioned to the position of Chief Financial Officer and Treasurer.
Terry L. Haines, President and Chief Executive Officer, was appointed Chairman of the Board of Directors when Mr. Stefanko retired from the Board on April 17, 2006. Willard R. Holland will continue to serve as Lead Independent Director.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management believes the following critical accounting policies should be read in conjunction with the critical accounting policies discussed in the Company’s 2005 Annual Report on Form 10-K.
Various taxing authorities periodically audit the Company’s tax returns. These audits may include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions the Company records tax liabilities for probable exposures. A significant period of time may elapse before a particular matter, for which the Company has recorded a tax liability, is audited and fully resolved.
The establishment of the Company’s tax liabilities relies on the judgment of management to estimate the exposures associated with its various filing positions. Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to the Company’s consolidated statement of income.
To the extent that the Company prevails in matters for which tax liabilities have been recorded, or are required to pay amounts in excess of these tax liabilities, the Company’s effective tax rate in any given financial statement period could be materially affected. An unfavorable tax settlement could result in an increase in the Company’s effective tax rate in the financial statement period of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the financial statement period of resolution.
The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with the provisions of SFAS 109, all available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in the U.S. in recent periods provide sufficient negative evidence to require a full valuation allowance against its net deferred tax assets in the U.S. The Company intends to maintain a valuation allowance against its net deferred tax assets in the U.S. until sufficient positive evidence exists to support realization of such assets.
Defined pension plans and other postretirement benefit plans are a significant cost of doing business that represent obligations that will be ultimately settled far into the future and therefore subject to estimation. Pension and postretirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate period of employment based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make various assumptions that are used by actuaries in calculating those pension and postretirement benefit expenses and obligations each year. Those assumptions include, among others, the expected long-term rate of return on assets, discount rate, average life expectancy, compensation increase rate and medical trend rate. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in future periods. While management believes the Company’s assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the discount rate used and the expected long-term rate of return on plan assets, may materially affect the Company’s pension and postretirement obligations and future expenses.

Share-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the Company’s dividend yield. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience may result in a material change to the fair value calculation of share-based awards. While management believes the Company’s assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the dividend yield, may materially affect the Company’s future share-based compensation expense.
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
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:
•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;
•	Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;
•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;
•	Changes in customer demand and requirements;
•	Escalation in the cost of providing employee health care;
•	The outcome of any legal claims known or unknown; and
•	The performance of the North American automotive market.
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

The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the euro (EURIBOR) for euro borrowings. At May 31, 2006, the Company had $60.2 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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

PART II — OTHER INFORMATION
     Item 1 — Not applicable
     Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c)

			Total Number of	Maximum
			Shares	Number of
		Average Price	Purchased as	Shares that may
	Total Number	paid per Share	Part of Publicly	yet be Purchased
	of Shares	(excluding	Announced	Under the
	Purchased	commissions)	Plan	Plan(1)
March 1– March 31, 2006	—	$—	—	1,700,000
April 1 – April 30, 2006	2,123,349 (2)	$24.00	2,123,349	6,698,236
May 1 – May 31, 2006	361,601	$23.72	361,601	6,336,635

Total	2,484,950	$23.96	2,484,950	6,336,635

(1)	On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of the Company’s outstanding common stock. This new repurchase plan supersedes the prior repurchase plan, originally announced in August 1998 and authorizing the repurchase of 6.0 million shares of common stock, under which approximately 1.7 million shares remained available for repurchase. The new repurchase plan does not have an expiration date.

(2)	2,071,585 of these shares of common stock were acquired by the Company at $24.00 pursuant to a modified Dutch auction self-tender offer (the “Tender Offer”). The Tender Offer commenced on March 1, 2006 and expired on April 11, 2006.
Items 3 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 6 — Exhibits
(a) Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (for purposes of Commission reporting compliance only), (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending February 28, 2006, filed April 10, 2006).

3.2	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only), (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ending February 28, 2006, filed April 10, 2006).

4.1	Rights Agreement, dated as of January 26, 2006, between the Company and National City Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 26, 2006).

10.1	Transition Agreement between the Company and Robert A. Stefanko (incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2006).

10.2	Note Purchase Agreement, dated as of March 1, 2006, by and between A. Schulman Europe GmbH, A. Schulman, Inc. and the Purchasers and Guarantors named therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated February 28, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006	A. Schulman, Inc.
(Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

Exhibits 31.1 and 31.2
Certifications of Principal Executive and Principal Financial Officers
Pursuant to Rule 13a-14(a)/15d-14(a)