Form 10-K
period 2006-08-31
SCHULMAN A INC
filed 2006-11-03
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 0-7459

A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
3550 West Market Street,	44333
Akron, Ohio	(ZIP Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (330) 666-3751

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC
Special Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

As of February 28, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $687,000,051 based on the closing sale price as reported on the Nasdaq National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 26,842,722 Shares of Common Stock, $1.00 Par Value, at October 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Notice of Proxy Statement for the 2006 Annual Meeting of Stockholders	III

The Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Performance Graph contained in the registrant’s Notice of Annual Meeting and Proxy Statement for the 2006 Annual Meeting of Stockholders shall not be deemed incorporated by reference herein.

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

BUSINESS ACTIVITIES

The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company’s laboratories and technical centers and are manufactured in the Company’s 15 plastics compounding plants in North America, Europe and Asia. Customers for the Company’s plastic compounds include manufacturers, custom molders and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments and expectations. When necessary, compounds are produced for future delivery and are stored in Company or public warehouses.

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

The Company also acts as a merchant, buying prime and off-grade plastic resins and reselling these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. Prime resins purchased from these producers are usually sold to small and medium-sized customers. In addition to prime resins, the Company purchases supplies of resins resulting from overruns, changes in customers’ specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply, generally in proportion to the total industry production of plastic resins.

The Company, through its European operations, acts as a distributor for several major resin producers that include BASF, ExxonMobil Chemical, Total Petrochemicals, Solvay, GE Plastics and Vestolit GmbH. The Company also acts as a North American distributor of ExxonMobil Chemical polyethylene used for injection and rotational molding.

In September 2005, the Company introduced its new Invision® sheet product and formed A. Schulman Invision, Inc., a wholly owned subsidiary. Invision® is a revolutionary product based on cutting-edge technology that is expected to provide high growth opportunities in many markets around the world. Invision® is a multi-layered, extruded sheet product that reduces costs and simplifies the manufacturing process for the Company’s customers, while providing a higher-performing and more environmentally friendly alternative to existing plastic and film materials that are painted or colored. The Company expects Invision® to appeal to customers in a variety of markets, both automotive and non-automotive. Initially, the Company will focus on automotive applications to capitalize on the Company’s market presence and recognized capabilities. Samples from the Company’s pilot line have been tested by several potential customers and the Company has received positive feedback based on the initial results of these tests. The initial production line in the Company’s Sharon Center facility is nearing completion and is scheduled for start-up in January 2007 with the ability to produce saleable product expected shortly thereafter. In addition, the Company has purchased land for a greenfield plant site in Findlay, Ohio for construction of a dedicated Invision® facility. While Invision® did not produce operating income in fiscal 2006, the Company believes this is a very large market that could have significant sales in the years ahead.

The Company’s manufacturing in each of its geographic business segments can be classified into five major product families: color and additive concentrates; engineered compounds; polyolefins; polyvinyl chloride (PVC); and tolling.

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

The Company’s concentrates are sold under various trade names, including the following:

•	Polybatch®, which is an additive or color concentrate used for modifying various plastic resins and which provides various physical properties required by customers;

•	Papermatch®, which is a plastic alternative to paper used for packaging, menus, maps and other products. Papermatch® is printable and resistant to tearing, moisture and chemicals;

•	Aqua-Sol®, which is a polymer that is biodegradable and dissolves in water, making it more environmentally friendly for uses such as medical packaging, labels, barrier and embroidery films, and other applications; and

•	Polyblak®, which is a line of black concentrates that are resistant to weather and sunlight and are used in the production of plastic pipe, black film and other black plastic items. This line of products is manufactured by third parties for the Company.

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

•	Polytrope®, which is a thermoplastic elastomer that has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry and typical applications include valance panels, body side moldings, grilles and bumper rub strips. Parts molded from Polytrope® weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

•	Polyfort®, which is a reinforced polypropylene compound for applications that require stiffness and resistance to heat distortion, such as coffee makers, binders for computer printouts, interior trim and under-the-hood products for automobiles.

•	Schulink®, which is a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance, such as industrial doors and commercial waste containers.

•	Invision®, a thermoplastic elastomer, is a PVC alternative that can be injection molded, blow molded or extruded. It is a polyolefin compound with properties similar to PVC. It can be used in automotive interiors, trim for furniture, appliances and industrial components.

•	Polyaxis®, a polyethylene resin compound used for rotationally molded applications such as canoes, kayaks, agricultural tanks, etc.

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

The approximate amount and percentage of net consolidated sales for each of the Company’s product families for the three fiscal years ended August 31, 2006 are as follows:

	2006		2005		2004
Product Family	Amount	%	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$579,825	36	$501,159	35	$444,483	36
Polyolefins	495,163	31	424,066	30	338,278	27
Engineered compounds	393,312	24	377,008	26	333,630	27
Polyvinyl chloride (PVC)	64,174	4	54,952	4	57,018	5
Tolling	16,482	1	16,117	1	13,380	1
Other	67,430	4	59,894	4	52,302	4

	$1,616,386	100	$1,433,196	100	$1,239,091	100

Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8 of this Report.

The Company’s principal subsidiaries are as follows:

A. Schulman Plastics, BVBA, a Belgian subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and Asia.

A. Schulman International Services N.V., a Belgian subsidiary located in Bornem, Belgium, provides financing and administrative services to the Company’s European operations.

A. Schulman, Inc., Limited, a United Kingdom subsidiary located in South Wales, United Kingdom, primarily manufactures color and additive plastic concentrates, which are sold in the United Kingdom and to various A. Schulman European locations.

A. Schulman GmbH, a German subsidiary located in Sindorf, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, this subsidiary purchases and sells prime and off-grade plastic resins from major European producers. This subsidiary also distributes plastic resins and compounds for companies, including Vestolit GmbH, ExxonMobil Chemical, GE Plastics and Solvay.

A. Schulman Canada Ltd., a Canadian subsidiary located in St. Thomas, Ontario, manufactures engineered and various other plastic compounds, acts as a merchant of prime and off-grade plastic resins and distributes for companies, including ExxonMobil Chemical polyethylene for injection molding. Its principal sales office is located in Mississauga, Ontario, Canada.

A. Schulman AG, a Swiss subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

A. Schulman, S.A., a French subsidiary, has sales offices in France and is a distributor in France for Total Petrochemicals. A. Schulman, S.A. also acts as a merchant of plastic resins and sells compounds manufactured by the Company’s subsidiaries in Bornem, Belgium, Sindorf, Germany and Givet, France. Diffusion Plastique is a Paris-based subsidiary that is a distributor for BASF of certain plastic materials in France.

A. Schulman Plastics, S.A., another French subsidiary, is located in Givet, France. This subsidiary produces plastic concentrates for the Company’s European market.

Through its Mexican subsidiary, A. Schulman de Mexico, S.A. de C.V., the Company manufactures concentrates for the packaging industry and compounds for the automotive, construction, appliance and consumer products markets. This subsidiary has sales offices in Mexico.

A. Schulman Polska Sp. z o.o., is a subsidiary located in Warsaw, Poland. The subsidiary sells products manufactured by other subsidiaries of the Company and acts as distributor and merchant of plastic resins and compounds in Poland.

A. Schulman Plastics SpA is a subsidiary located in Italy. This subsidiary manufactures and sells engineered compounds and concentrates to the Italian market. It sells products manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A., A. Schulman Gmbh and A. Schulman, Inc., Limited and acts as a merchant of plastic resins in Italy.

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

A. Schulman Plastics (Dongguan) Ltd., a subsidiary in China, manufactures concentrates for sale in the local Chinese markets. This subsidiary produces material for customers in the film and packaging markets.

A. Schulman Europe GmbH, a subsidiary with offices in Wurselen, Germany provides support in the areas of sales, procurement, logistics and financing for the European operations.

A. Schulman S.ár.l. et Cie SCS, A. Schulman S.ár.l. and A. Schulman Holdings S.ár.l. are Luxembourg subsidiaries that provide financing and other corporate services for the European group.

A. Schulman Invision, Inc. is a subsidiary located in Sharon Center, Ohio formed in fiscal 2006. The subsidiary manufactures Invision®, a multi-layered, extruded sheet product for sale in both the automotive and non-automotive markets.

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

EMPLOYEE INFORMATION

As of August 31, 2006, the Company had 1,042 employees in North America and 1,438 employees in its European operations. Approximately 80% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements.

The Company has laboratory facilities at a majority of its plants staffed by 313 technical personnel. The Company’s plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the testing and sampling of material for conformity with product specifications and the development of new compounds. The Company has generally been successful in hiring or retaining such personnel.

RESEARCH AND DEVELOPMENT

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $4.7 million in fiscal 2006 and approximately $3.8 million in fiscal 2005. The increase in these activities is primarily related to the new Invision® sheet product.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company’s operations on and ownership of real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of the Company’s business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Environmental laws may have a significant effect on the costs of these activities involving raw materials, finished products and wastes. The Company may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in its operations for violations of these laws.

Also, national and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. It is possible that the Company could be identified as a potential responsible party at more sites in the future, which could result in the Company being assessed substantial investigation or clean up costs.

Management believes that compliance with national, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not currently have a material effect upon the capital expenditures, earnings or competitive position of the Company.

DEPENDENCE ON CUSTOMERS

During the year ended August 31, 2006, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business other than, potentially, on a temporary basis.

AVAILABILITY OF RAW MATERIALS

The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC (polyvinyl chloride), polyethylene, polystyrene, nylon, ABS (acrylonitrile butadiene styrene) and polyurethane. For additional information on the availability of raw materials, see ITEM 1A. RISK FACTORS in this Report.

WORKING CAPITAL PRACTICES

The Company, along with other companies in its industry, is generally not subject to unusual working capital practices. The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or assure the Company of a continuous allotment of goods from suppliers. The Company’s manufacturing processes are generally performed with a short turnaround time. The Company does not generally offer extended payment terms to its customers. The Company generally allows its customers to return merchandise for failure to meet pre-agreed quality standards or specifications; however, the Company employs quality assurance practices that minimize customer returns.

COMPETITION

The Company’s business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, as well as other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company and have greater financial resources. Some of these producers compete with the Company principally in such competitors’ own respective local market areas, while other producers compete with the Company on a global basis.

The Company also competes with other merchants and distributors of plastic resins and other products. No accurate information is available to the Company as to the extent of its competitors’ sales and earnings in respect of these activities, but management believes that the Company has only a small fraction of the total market.

The principal methods of competition in plastics manufacturing are innovation, price, availability of inventory, quality and service. The principal methods of competition in respect of merchant and distribution activities are price and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices.

TRADEMARKS AND TRADE NAMES

The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. The Company also holds patents in various parts of the world for certain of its products. These trademarks, trade names and patents, including those which are pending, contribute to profitability, however the Company does not consider its business to be dependent on such trademarks and trade names, except in the case of its new Invision® product line.

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

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, results of operations, cash flows and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. Before you invest in us, you should know that making such an investment involves some risks, including the risks we describe below. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, results of operations, cash flows or financial condition could be negatively affected.

If we fail to develop and commercialize new products, our business operations would be adversely affected.

A significant portion of our anticipated growth is dependent upon the successful development and commercialization of new products, such as our Invision® product line. The development and commercialization of new products, including Invision®, requires significant investments in research and development, production, and marketing costs. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment and the growth prospects for our products will be adversely affected.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.

The unanticipated departure of any key member of our management team could have an adverse effect on our business. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Our sales, profitability, operating results and cash flows are sensitive to global economic conditions and cyclicality, and could be adversely affected during economic downturns.

General economic conditions and business conditions of our customers’ industries affect demand for our products. The business of most of our customers, particularly our industrial, automotive, construction and electronics customers, can be cyclical in nature and sensitive to changes in general economic conditions. Political instability may lead to financial and economic instability, which could lead to deterioration in general global economic conditions. Downturns in the businesses that use our products will adversely affect our sales. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.

Price increases in raw materials and energy costs could adversely affect operating results and financial condition.

We purchase various plastic resins to produce our proprietary plastic compounds. These resins, derived from petroleum or natural gas, have been subject to periods of rapid and significant movements in price. These fluctuations in price may be caused or aggravated by a number of factors, including political instability or hostilities in oil-producing countries and supply and demand changes. We may not be able to pass on increases in the prices of raw materials and energy to our customers. As a result, higher petroleum or natural gas costs could lead to declining margins, operating results and financial conditions.

A major failure of our information systems could harm our business.

We depend upon integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, which could adversely affect our results of operations.

Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.

Our manufacturing operations are subject to the possible hazards and risks associated with polymer production and the related storage and transportation of raw materials, products and wastes, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards, and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Extensive environmental, health and safety laws and regulations impact our operations and assets, and compliance, or lack of compliance, with these regulations could adversely affect our results of operations.

Our operations on and ownership of real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Environmental laws may have a significant effect on the costs of these activities involving raw materials, finished products and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations of these laws.

Also, national and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. It is possible that we will be identified as a potentially responsible party at more sites in the future, which could result in our being assessed substantial investigation or clean up costs.

Accruals for estimated costs, including, among other things, the ranges associated with our accruals for future environmental compliance and remediation may be too low or we may not be able to quantify the potential costs. We may be subject to additional environmental liabilities or potential liabilities that have not been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We believe that compliance with these laws and regulations may, but does not currently, require significant capital expenditures and operating costs, which could adversely affect our results of operations or financial condition.

We face competition from other polymer companies, which could adversely affect our sales and financial condition.

We operate in a highly competitive marketplace, competing against a number of domestic and foreign polymer producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could affect our margins and profitability adversely. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows. We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers and result in a decline in our sales volume and earnings.

We may incur significant charges in the event we close all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure of all or part of a manufacturing plant or facility could result in future charges which could be significant.

Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have ten manufacturing facilities located outside the United States, including facilities and offices located in Mexico, Canada, Belgium, France, Germany, Poland, Hungary, Indonesia, Italy, Spain, Switzerland, China, Luxembourg, Denmark and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	intellectual property rights may be more difficult to enforce;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises;

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities; and

•	unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture in Indonesia.

Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.

Other increases in operating costs could affect our profitability.

Scheduled or unscheduled maintenance programs could cause significant production outages, higher costs and/or reduced production capacity at our equity affiliates and suppliers due to the industry in which they operate. The inability to achieve or the delay in achieving the anticipated financial benefits from our cost reduction initiatives and employee productivity goals could also affect our future profitability.

Our business depends upon good relations with our employees.

We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 80% of our hourly employees at our operations are represented by labor unions. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are material to our business, which are identified under Item 1 of this Report. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.

Although our pension and postretirement plans are currently adequately funded, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

We have several defined benefit pension and postretirement plans around the world, including in the United States, covering most of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries and as required by law. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required, in order to avoid charges to our balance sheet and consequent reductions to shareholders’ equity. These contributions could be substantial and would reduce the cash available for our business.

Increasing cost of employee healthcare may decrease our profitability.

The cost of providing healthcare coverage for our employees is continually increasing. If healthcare costs continue to rise at a rapid pace, the Company may not be able to or willing to pass on those costs to employees. Therefore, if we are unable to offset continued rising healthcare costs through improved operating efficiencies and reduced expenditures, the increased costs of employee healthcare may result in declining margins and operating results.

Changes in tax laws could have an adverse impact on our earnings.

Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our earnings.

Specific acts of terrorism may disrupt operations and cause increased costs and liabilities.

The threat of terrorist attacks or actual terrorist events in the United States or abroad could affect us in unpredictable ways. Terrorist threats or events could create political or economic instability, affecting our business in general. The increased costs related to heightened security or insurance coverage could also have a negative impact on our financial condition. Such threats or events could also result in operational disruption, including difficulty in obtaining raw materials, difficulty in delivering products to customers, or general delay and inefficiencies in our supply chain. Additionally, our manufacturing facilities, both within the United States and those located abroad, may become direct targets or indirect casualties of terrorist attacks, leading to severe damage including loss of life and loss of property.

Increased indebtedness could restrict growth and adversely affect our financial health.

As of August 31, 2006, our debt on a consolidated basis was approximately $131.7 million. We are more heavily leveraged than in the past and an increase in the level of indebtedness could have significant consequences. For example, it could:

•	limit our ability to satisfy current debt obligations;

•	increase interest expense due to the change in interest rates and increase in debt levels;

•	require us to dedicate a significant portion of cash flow to repay principal and pay interest on the debt, reducing the amount of funds that would be available to finance operations and other business activities;

•	impair our ability to obtain financing in the future for working capital, capital expenditures, research and development, or acquisitions;

•	make us vulnerable to economic downturns or adverse developments in our business or markets; and

•	place us at a competitive disadvantage compared to competitors with less debt.

We expect to pay expenses and to pay principal and interest on current and future debt from cash provided by operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance which is subject in part to numerous economic, business and financial factors beyond our control. If our cash flow and capital resources are insufficient to fund our increased debt, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends, sell material assets or operations, obtain additional capital or restructure our debt.

Litigation from customers, employees or others could adversely affect our financial condition.

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Whether these claims and legal action are founded or unfounded, if these claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect market perception of the Company and our products. Any financial liability or reputation damage could have a material adverse effect on our business. This, in turn, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon good relationships with our various suppliers, vendors and distributors.

We rely upon good relationships with a number of different suppliers, vendors and distributors. If our relationships with these parties were to deteriorate or if a number of these parties should elect to discontinue doing business with us, our business operations could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns and operates seven plants in North America, six in Europe and two in Asia. The following table indicates the location of each plastics compounding plant, the approximate annual plastics compounding capacity and approximate floor area, including warehouse and office space and the geographic segment that is principally supported by such plant:

					Approximate Floor
	Approximate		Approximate		Area
Location	Capacity (sq. ft.)(4)		Capacity (lbs.)(1)		(Square Feet)
	(In thousands)

Bellevue, Ohio			88,000	(2)	160
Sharon Center, Ohio, Speciality Compounding Division			14,000		113	(3)
Sharon Center, Ohio, A. Schulman Invision, Inc.	3,600	(4)	—		32
Nashville, Tennessee			34,000		138
San Luis Potosi, Mexico			83,000		187
St. Thomas, Ontario, Canada			74,000		141
Orange, Texas			135,000		182

Total North American Segment	3,600		428,000		953

Bornem, Belgium			141,000		455
Crumlin Gwent, South Wales			80,000		106
Givet, France			216,000		191
Plock, Poland			1,000		50
Dongguan, China			37,000		110
Kerpen, Germany			134,000		484
Surabaya, Indonesia (Joint Venture)			29,000		136
Milan, Italy			41,000		112

Total European Segment	—		679,000		1,644

Total	3,600		1,107,000		2,597

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes.

(1)	The approximate annual plastics compounding capacity set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Includes capacity of approximately 20 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

(3)	Includes approximately 14,500 square feet of space comprising the Company’s Color Technology Center.

(4)	Includes a pilot line for the new Invision® sheet product which is measured by the square foot. This is not currently included in the Company’s calculation of capacity utilization as it is a pilot line. The initial production line in the Company’s Sharon Center facility is nearing completion and is scheduled for start-up in January 2007 with the ability to produce saleable product expected shortly thereafter.

Public warehouses are used wherever needed to store the Company’s products conveniently for shipment to customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 16 in North America and 67 in Europe. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company owns its corporate headquarters, which is located in Akron, Ohio and which contains approximately 48,000 square feet of office space. The Company leases sales offices in various locations in North America, Europe and Asia.

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

During fiscal 2006, a railroad company filed suit against the Company seeking compensatory damages and reimbursement of environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company subsequently filed an answer to this complaint and both parties are now conducting discovery. Management of the Company, in consultation with legal counsel, is of the opinion that a valid cause of action does not exist. The Company will continue to pursue resolution of this matter. The Company has not recorded a reserve relating to this matter. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The age (as of October 9, 2006), business experience during the past five years and offices presently held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

Terry L. Haines: Age 60; President and Chief Executive Officer of the Company since January 1991.

Paul F. DeSantis: Age 42; Chief Financial Officer and Treasurer of the Company since April 2006; joined the Company as Vice President of Finance in January 2006; prior to that time, he was with Scott’s Miracle-Gro where he held various financial roles since 1997 before becoming Vice President and Corporate Treasurer of the Company in 2003.

Alain C. Adam: Age 57; Vice President — Global Automotive Market Development of the Company since March 2006; prior to that time Vice President — International Automotive Operations since September 1, 1999.

Barry A. Rhodes: Age 46; Executive Vice President and Chief Operating Officer of North America since March 2006; prior to that time Vice President — North American Sales and Marketing since October 2001.

John M. Myles: Age 62; Vice President — Research and Development since October 28, 2003; prior to that time, Vice President — North American Purchasing since October 1997.

Ronald G. Andres: Age 56; Vice President — North American Operations since March 2006; prior to that time, Vice President — North American Manufacturing since October 20, 1999.

Gary J. Elek: Age 54; Vice President and Controller for North America since March 2006; prior to that Corporate Controller since February 2004; prior to that time, Executive Vice President, Corporate Development of FirstMerit Corporation from 1997 to 2004.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on The NASDAQ Stock Market LLC under the symbol “SHLM.” At October 31, 2006, there were 545 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 31, 2006 was $24.21.

The quarterly high and low closing stock prices for fiscal 2006 and 2005 are presented in the table below.

	Fiscal 2006	Fiscal 2005
Common Stock Price Range	High - Low	High - Low

1st Quarter	$20.95 - 16.77	$22.71 - 18.86
2nd Quarter	$25.80 - 20.80	$22.20 - 17.48
3rd Quarter	$25.14 - 22.80	$18.75 - 15.92
4th Quarter	$24.46 - 21.17	$19.49 - 16.23

The quarterly cash dividends declared for fiscal 2006 and 2005 are presented in the table below.

Cash Dividends Per share	Fiscal 2006	Fiscal 2005

1st Quarter	$0.145	$0.135
2nd Quarter	0.145	0.145
3rd Quarter	0.145	0.145
4th Quarter	0.145	0.145

	$0.580	$0.570

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company’s purchases of its common stock under the Repurchase Program during the fourth quarter of fiscal 2006 were as follows:

				Maximum
		Average Price		Number of
		Paid per	Total Number of	Shares that may
	Total Number	Share	Shares Purchased	yet be
	of Shares	(Excluding	as Part of a Publicly	Purchased
	Repurchased	Commissions)	Announced Plan	Under the Plan

Beginning shares available				6,336,635
June 1-30, 2006	41,390	$23.96	41,390	6,295,245
July 1-31, 2006	627,905	$22.45	627,905	5,667,340
August 1-31, 2006	917,421	$22.48	917,421	4,749,919

Total	1,586,716	$22.51	1,586,716	4,749,919

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2006(1)	2005	2004	2003	2002
	(In thousands, except share and per share data)

Net sales	$1,616,386	$1,433,196	$1,239,091	$1,100,457	$966,593
Cost of sales	1,396,440	1,240,557	1,055,608	940,152	806,260
Other costs, expenses, etc.	163,001	145,697	131,084	124,775	104,931
Interest and other income	(5,202)	(2,394)	(2,252)	(2,067)	(2,179)

	1,554,239	1,383,860	1,184,440	1,062,860	909,012

Income before taxes	62,147	49,336	54,651	37,597	57,581
Provision for U.S. and foreign income taxes	29,485	17,243	26,745	21,643	25,427

Net income	$32,662	$32,093	$27,906	$15,954	$32,154

Total assets	$843,245	$784,362	$724,096	$643,872	$612,332
Long-term debt	$120,730	$63,158	$49,679	$68,698	$81,038
Total stockholders’ equity	$403,492	$462,103	$435,237	$382,821	$356,361
Average number of common shares outstanding, net of treasury shares:
Basic	29,961,580	30,619,780	30,128,117	29,496,281	29,296,435
Diluted	30,394,210	31,049,790	30,575,057	29,845,497	29,667,037
Diluted earnings per common share	$1.07	$1.03	$0.91	$0.53	$1.08
Cash dividends per common share	$0.58	$0.57	$0.54	$0.54	$0.54

(1)	The adoption of SFAS 123R reduced net income by approximately $4.5 million in fiscal 2006

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2006

Net income for the 2006 fiscal year was $32.7 million, or $1.07 per diluted share, compared to last year’s net income of $32.1 million, or $1.03 per diluted share. Net income in fiscal 2006 increased slightly as compared to the prior year and earnings per diluted share increased due to the reduced number of common shares outstanding as a result of the Company’s share repurchase program that was implemented in fiscal 2006 and the purchase of the Company’s common shares through a self-tender offer. The translation effect of foreign currencies, primarily the euro, decreased net income by $1.6 million or $0.05 per diluted share.

The Company had record sales performance and improved its gross margin in fiscal 2006; however the following significant and unusual items occurred that impacted net income by approximately $7.3 million:

•	Charge related to the extinguishment of debt of approximately $5.0 million;

•	Charges of approximately $1.2 related to ongoing tax audits;

•	Income from a life insurance settlement of approximately $0.5 million;

•	Tax charge of approximately $2.2 million related to the repatriation of dividends from Europe; and

•	Income of approximately $0.6 million resulting from compensation received from the cancellation by suppliers of certain European distribution agreements.

Net income also included approximately $4.5 million of expense related to the Company’s adoption of SFAS 123R in fiscal 2006. There were no charges related to SFAS 123R in fiscal year 2005.

Net consolidated sales for fiscal 2006 were $1.616 billion, an increase of 12.8% over sales of $1.433 billion in fiscal 2005. A comparison of net consolidated sales by business segments, which are North America and Europe, including Asia (“Europe”), is as follows:

			Increase
Sales	2006	2005	Amount	%
	(In thousands)

North America	$493,644	$439,441	$54,203	12.3
Europe	1,122,742	993,755	128,987	13.0

	$1,616,386	$1,433,196	$183,190	12.8

The components of the percentage change in 2006 net consolidated sales are as follows:

Increase
(Decrease)

Tonnage	9.1%
Price/mix	5.7
Translation effect	(2.0)

Percentage increase in sales	12.8%

Worldwide tonnage was up 9.1% for the year as European tonnage was up 14.8% offsetting a North American tonnage decrease of 2.1%. The increase in European tonnage was a result of the improved European economic environment while North American tonnage declined slightly due to competition and weakness in the marketplace. The translation effect of foreign currencies, primarily the euro, decreased net consolidated sales by approximately $29.2 million or 2.0% in fiscal 2006.

The two largest markets served by the Company are the packaging and automotive markets. The approximate percentage of net consolidated sales by market for 2006 compared to 2005 is as follows:

Market	2006	2005

Packaging	36%	37%
Automotive	17	18
Other	47	45

	100%	100%

Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture.

The majority of the Company’s consolidated sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families compared to the previous year are as follows:

	2006		2005
Product Family	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$579,825	36	$501,159	35
Polyolefins	495,163	31	424,066	30
Engineered compounds	393,312	24	377,008	26
Polyvinyl chloride (PVC)	64,174	4	54,952	4
Tolling	16,482	1	16,117	1
Other	67,430	4	59,894	4

	$1,616,386	100	$1,433,196	100

A comparison of gross profit dollars and percentages by business segment for 2006 and 2005 is as follows:

			Increase (Decrease)
Gross profit $	2006	2005	$	%
	(In thousands)

Europe	$163,826	$146,357	$17,469	11.9
North America	56,120	46,282	9,838	21.3

	$219,946	$192,639	$27,307	14.2

Gross profit %	2006	2005

Europe	14.6%	14.7%
North America	11.4%	10.5%
Consolidated	13.6%	13.4%

Gross profit margin increased twenty basis points on a year to year comparison to 13.6% in fiscal 2006 from 13.4% in fiscal 2005.

The increase of $17.5 million in gross profit dollars in Europe in fiscal 2006 was primarily driven by the increased tonnage as the gross profit percentage remained relatively flat as compared to fiscal 2005. North America also showed a significant increase in gross profit in fiscal 2006 as gross profits were up $9.8 million or 21.3% from fiscal 2005. This improvement in gross profit was the result of favorable pricing and changes in product mix. Overall, the Company enjoyed an increase in gross profit per pound in fiscal 2006, most notably in North America.

A comparison of capacity utilization levels is as follows:

	2006	2005

Europe	94%	83%
North America	83%	87%
Worldwide	90%	85%

Worldwide capacity utilization increased by 5%. The increase in European capacity utilization was the result of stronger customer demand and product mix. In order to meet this increased demand, some of Europe’s manufacturing facilities temporarily added additional production shifts above the normal production schedule during the second half of fiscal 2006. North American capacity utilization decreased slightly from 2005 as a result of continuing softening demand, the shutdown of the largest production line at the Company’s Texas facility due to a mechanical issue and a two-week shutdown at the same Texas facility because of Hurricane Rita.

A comparison of operating income (loss) by business segment for the years 2006 and 2005 is as follows:

	2006	2005	Difference
	(In thousands)

Europe	$79,126	$62,777	$16,349
North America	(9,069)	(11,000)	1,931
Restructuring, North America	—	(182)	182
Interest expense, net	(2,924)	(2,259)	(665)
Loss on extinguishment of debt	(4,986)	—	(4,986)

Income before taxes	$62,147	$49,336	$12,811

The increase of $16.3 million in European operating income was primarily the result of the higher level of sales driven by the $17.5 million or 11.9% increase in gross profit and 14.8% increase in tonnage from the prior year. European operating expenses in fiscal 2006 remained relatively flat with fiscal 2005 although the translation effect of foreign currencies decreased operating expenses by $2.4 million. Operating income in North America in fiscal 2006 improved $1.9 million from the prior year, primarily because of favorable pricing and product mix which increased gross profit from the prior year. This increase was offset by an increase in operating expenses as explained in the next paragraph.

Total Company selling, general and administrative expenses were $148.5 million for fiscal 2006, up $10.7 million or 7.7% compared with fiscal 2005’s total of $137.8 million. The translation effect of foreign currencies had a favorable impact, decreasing these expenses by $2.1 million in 2006. Increases in these expenses, of which the majority are in North America, included stock-based compensation expense related to the Company’s adoption of Statement of Financial Accounting Standards (SFAS), SFAS 123R in fiscal 2006 of $4.5 million, costs associated with the Company’s CFO transition, incentive compensation which was driven by the Company’s increasing common stock price, legal and professional fees, medical insurance and various IT related projects. SFAS 123R accounted for approximately half of the increase in selling, general and administrative expenses.

On September 1, 2005, the Company adopted SFAS 123R, Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to September 1, 2005 were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed a nominal vesting period approach.

The adoption of SFAS 123R reduced income before taxes for year ended August 31, 2006 by approximately $4.5 million ($0.15 per basic and diluted share). These expenses are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The first quarter of fiscal 2006 included approximately $1.0 million of charges related to the accelerated vesting of retirement eligible employees under the non-substantive vesting period approach applied to new grants after adoption. The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. There was no impact to the statement of cash flows related to the adoption of SFAS 123R. In addition, Unearned Stock Grant Compensation of $3.2 million was reclassified to Other Capital in Stockholders’ Equity upon adoption of SFAS 123R.

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific applications of customers. Research activities relating to the development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $4.7 million in fiscal 2006 and approximately $3.8 million in fiscal 2005. The increase in these activities is primarily related to the new Invision® sheet product.

Interest expense was $6.2 million in fiscal 2006 compared to $3.7 million in fiscal 2005. The increase of $2.5 million was the result of an increased level of borrowings required for the Company’s common stock tender offer and open market common stock repurchase plans which were implemented in fiscal 2006.

Foreign currency transaction losses represent changes in the value of currencies in major areas where the Company operates. During fiscal 2006 the Company incurred foreign currency transaction losses of approximately $2.1 million compared to approximately $2.8 million in fiscal 2005. The strengthening of the Canadian dollar accounted for $1.3 million of this loss in fiscal 2006.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Other income in fiscal 2006 was approximately $1.9 million, which included income of $0.8 million from the cancellation by suppliers of certain distribution arrangements in Europe and the receipt of a life insurance settlement of approximately $0.5 million. Other income of $0.9 million in 2005 included approximately $0.8 million of income related to gain on the sale of an office in Europe.

In connection with the Company’s new financing arrangements, as discussed hereafter in the “Liquidity and Capital Resources” section, the Company prepaid its $50.0 million private placement 7.27% senior notes and terminated its

$100.0 million revolving credit arrangement. The Company recorded a loss on extinguishment of debt of approximately $5.0 million which was comprised of the following:

Amount
(In thousands)

Make-whole provision for prepayment of 7.27% senior notes	$3,335
Interest rate swap termination fee	1,456
Write-off of deferred loan fees related to extinguished debt	398
Write-off of deferred interest from 7.27% senior notes	(218)
Revolving credit agreement termination fees	15

$4,986

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 47.4% in 2006 and 35.0% in 2005 is as follows:

	2006		2005
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$21,752	35.0%	$17,268	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(4,043)	(6.5)	(2,009)	(4.1)
Losses with no tax benefit	5,997	9.6	5,904	12.0
Mexico valuation allowance on net asset tax	—	—	(3,270)	(6.6)
Settlement of tax claim in Canada	—	—	(1,104)	(2.2)
Provision for repatriated earnings	2,243	3.6	—	—
Loss on extinguishment of debt — no tax benefit	1,745	2.8	—	—
Ongoing tax audits	1,152	1.9	—	—
Other, net	639	1.0	454	0.9

	$29,485	47.4%	$17,243	35.0%

One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. While repair work continues and operations have returned to normal, the financial impact from this hurricane is still being assessed. The claim for this hurricane has been filed with the insurance carriers, but the ultimate amount of any gain or loss related to this claim has not yet been determined. It is anticipated that amounts not covered by insurance will not have a material impact on future earnings.

In September 2005, the Company introduced its new Invision® sheet product and formed A. Schulman Invision, Inc., a wholly owned subsidiary. Invision® is a revolutionary product based on cutting-edge technology that is expected to provide high growth opportunities in many markets around the world. Invision® is a multi-layered, extruded sheet product that reduces costs and simplifies the manufacturing process for the Company’s customers, while providing a higher-performing and more environmentally friendly alternative to existing plastic and film materials that are painted or colored. The Company expects Invision® to appeal to customers in a variety of markets, both automotive and non-automotive. Initially, the Company will focus on automotive applications to capitalize on the Company’s market presence and recognized capabilities. Samples from the Company’s pilot line have been tested by several potential customers and the Company has received positive feedback based on the initial results of these tests. The initial production line in the Company’s Sharon Center facility is nearing completion and is scheduled for start-up in January 2007 with the ability to produce saleable product expected shortly thereafter. In addition, the Company has purchased land for a greenfield plant site in Findlay, Ohio for construction of a dedicated Invision® facility. While Invision® did not produce operating income in fiscal 2006, the Company believes this is a very large market that could have significant sales in the years ahead.

In October 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in North America, the Company announced its intentions to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. As a result, the Company expects to record a charge during fiscal 2007 in an estimated range of $1.0 million to $3.0 million. The Company expects the charge to include costs such as severance payments, medical insurance, accelerated depreciation, equipment removal costs, other exit costs and the impact on its postretirement obligation due to the reduction in the workforce.

In October 2005, the Company reached an agreement with a group of investors led by Barington Capital Group, L.P. (the “Barington Group”) which then had an ownership position of approximately 8.7% of the Company’s outstanding stock (the “2005 Agreement”). Under the terms of the agreement, among other things, the Barington Group withdrew its notice of intent to nominate persons for election as directors at the Company’s 2005 Annual Meeting and agreed to abide by certain standstill provisions until the Company’s 2007 Annual Meeting (the “Standstill Period”), while the Company, through its Board of Directors, expanded the size of the Board from 10 to 12 and appointed James A. Mitarotonda, a member of the Barington Group, to serve as a director until the 2007 Annual Meeting. The Company also agreed to initiate and consummate a self-tender offer by April 30, 2006.

On February 21, 2006 the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006 and it expired on April 11, 2006. On April 25, 2006 the Company announced the final results of the self-tender offer where the Company accepted for purchase 2,071,585 shares at a price of $24.00 per share for a total of approximately $49.7 million. The Company also incurred costs in connection with the self-tender of $0.5 million in legal and professional fees.

On May 30, 2006, the Barington Group filed Amendment No. 9 to its Schedule 13-D disclosing certain changes, among group members and in the aggregate, of the beneficial ownership of the Company’s common stock. The Barington Group disclosed its positions that completion of the self-tender offer by the Company without repurchasing 8,750,000 shares of common stock constituted a failure of the Company to fulfill its obligations under the 2005 Agreement and therefore the Standstill Period terminated after the close of business on April 30, 2006. Among other things, termination of the Standstill Period would eliminate certain restrictions on the ability of Barington Group members to purchase additional shares of common stock of the Company and to solicit proxies in connection with the Company’s 2006 Annual Meeting.

In October 2006, the Company reached another agreement with the Barington Group, which as of the date of the agreement owned in the aggregate 2,816,536 shares, or approximately 10.5% of the Company’s common stock (the “2006 Agreement”). Under the terms of the 2006 Agreement, the Barington Group withdrew a notice of its intent to nominate certain persons for election as directors at the 2006 annual meeting, agreed to dismiss a lawsuit it had filed against the Company in Delaware seeking to enforce its rights as a stockholder to inspect and copy certain books, records and documents of the Company, and agreed to abide by certain standstill provisions until the Company’s 2007 annual meeting. The Company agreed, among other things, to nominate James S. Marlen, Ernest J. Novak, Jr. (each current directors of the Company), Howard R. Curd and Michael A. McManus, Jr. on the Board’s slate of nominees for election as Class II directors of the Company at the 2006 annual meeting. The 2006 Agreement also superseded the 2005 Agreement, except with respect to Sections 5(d), 6(a) and 9 of the 2005 Agreement.

The foregoing descriptions of certain of the terms of the 2005 Agreement and the 2006 Agreement are qualified in their entirety by reference to the full text of the agreements, each of which are attached as Exhibit 99.2 to the Forms 8-K filed by the Company on October 24, 2005 and October 26, 2006.

During fiscal 2006 the Company made significant progress toward improving its North American business. The Company is currently working on several initiatives that management believes will add significant value in the next few years which include sales price optimization, purchase price reductions, inventory reductions, continued freight cost reductions, manufacturing conversion cost reductions and production process refinement.

The Company is focused and dedicated to continuous improvement in the challenging and competitive business climate in which it operates. As fiscal 2006 came to a close, gross margins in North America continued to improve despite strong competition and weakness in the marketplace. Heading into fiscal 2007, demand has weakened in North America primarily in the automotive industry. On a longer-term basis, the prospects of Invision® remain significant as the Company proceeds with the commercialization of this new technology.

2005

Net income for the 2005 fiscal year was $32.1 million or $1.03 per diluted share, an increase of 15% over fiscal 2004’s net income of $27.9 million or $0.91 per diluted share. The translation effect of foreign currencies, primarily the euro, increased net income by $2.7 million or $0.09 per share.

The primary reason for the increase in fiscal 2005 net income was a reduction in the effective tax rate to 35.0% in 2005 from 48.9% in 2004. The tax rate was lower due to $3.3 million or $0.11 per share of tax benefits from tax reserves no longer required due to a change in Mexican tax laws as of January 1, 2005. The change in Mexican tax law impacted the timing of recognizing inventory purchases in cost of sales. The change had an immediate effect of increasing Mexican taxable income and thus allowing the Company to utilize tax credits previously paid on a net asset tax. The tax credits had a full valuation allowance previously recorded thus the change in tax law allowed the Company to remove the valuation allowance on the net asset tax credits resulting in an income tax benefit. In addition, the Company received a favorable settlement of a transfer pricing audit assessment in Canada of $1.1 million or $.03 per share. The Company had recorded a tax reserve related to anticipated transfer pricing adjustments between the U.S. and Canada. During February 2005 the Company received notification from the Canadian tax authorities that they were formally withdrawing the proposed assessment for transfer pricing. Accordingly, the tax reserve was no longer considered necessary and was reversed. In addition, there was a reduction in losses in the United States where no tax benefits are currently recognized.

Net income for fiscal 2005 also included a net gain of $0.5 million or $0.02 per share from the sale of an office in Europe and $1.0 million or $0.03 per share from the refinement in assumptions relating to freight in North America. Enhancements to the Company’s information system provided new information for estimating freight liabilities for outbound customer shipments. The estimating of freight liabilities is required due to the lag in time between the incurrence of freight expenses and the eventual receipt and validation of the freight vendor’s invoices. As a result of the new information, the Company revised its estimate and recorded a favorable adjustment which decreased cost of sales and increased net income. Net income for fiscal 2004 included restructuring charges of $2.1 million or $0.07 per share, an impairment charge for goodwill of $1.8 million or $0.06 per share and a charge of $1.4 million or $0.05 per share for a valuation allowance on tax assets not recoverable.

Net consolidated sales for 2005 were $1.433 billion, an increase of 15.7% over sales of $1.239 billion for the comparable period in 2004. A comparison of net consolidated sales by business segment is as follows:

			Increase
Sales	2005	2004	Amount	%
	(In thousands, except for %’s)

North America	$439,441	$410,179	$29,262	7.1
Europe	993,755	828,912	164,843	19.9

	$1,433,196	$1,239,091	$194,105	15.7

The translation effect of foreign currencies, primarily the euro, increased consolidated sales by $59.9 million in 2005. The components of the percentage change in 2005 consolidated sales are as follows:

Increase

Price/Mix	10.4%
Translation effect	4.8
Tonnage	0.5

Percentage increase in sales	15.7%

Worldwide tonnage was up 0.5% for the year, European tonnage was up 4.8% while North American volume decreased 7.2%. The increase in Europe was primarily attributable to the manufacturing and merchant activities. In North America, tonnage declined for manufacturing and the sale of commodity products.

The two largest markets served by the Company are the packaging and automotive markets. The approximate percentage of consolidated sales by market for 2005 compared to 2004 is as follows:

Market	2005	2004

Packaging	37%	36%
Automotive	18	22
Other	45	42

	100%	100%

Sales to the automotive market declined due to pricing, margin pressure and efforts by the industry to reduce unit inventory. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture.

The majority of the Company’s consolidated sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families compared to the previous year are as follows:

	2005		2004
Product Family	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$501,159	35	$444,483	36
Polyolefins	424,066	30	338,278	27
Engineered compounds	377,008	26	333,630	27
Polyvinyl chloride (PVC)	54,952	4	57,018	5
Tolling	16,117	1	13,380	1
Other	59,894	4	52,302	4

	$1,433,196	100	$1,239,091	100

A comparison of gross profit dollars and percentages by business segment for 2005 and 2004 is as follows:

			Increase (Decrease)
Gross profit $	2005	2004	$	%
	(In thousands, except for %’s)

Europe	$146,357	$139,577	$6,780	4.9
North America	46,282	43,906	2,376	5.4

	$192,639	$183,483	$9,156	5.0

Gross profit %	2005	2004

Europe	14.7%	16.8%
North America	10.5%	10.7%
Consolidated	13.4%	14.8%

The gross profit margin was 13.4% in fiscal 2005 compared with 14.8% in fiscal 2004. The decline in margin was the result of higher raw material costs due to increased energy prices and the lag in passing on such increases in the form of higher selling prices. The reduction in margin had an adverse effect of approximately $17.0 million on pre-tax income.

Gross profit dollars in Europe were up from 2004 primarily due to the positive impact of the euro, which increased margins by $8.1 million in fiscal 2005. The decline in the European gross profit percentage was due to rising raw material prices and the lag in passing on cost increases in the form of higher sales prices.

North American gross profit in 2005 increased $2.4 million or 5.4% from 2004. Gross profit in 2005 includes a $1.0 million refinement in assumptions relating to freight, as discussed previously. In addition, gross profit in 2004 was reduced by $1.4 million for restructuring charges in Nashville pertaining to accelerated depreciation on disposed equipment.

A comparison of capacity utilization levels is as follows:

	2005	2004

Europe	83%	89%
North America	87%	87%
Worldwide	85%	88%

Capacity utilization decreased by 3% worldwide. The decrease in European capacity utilization was due primarily to the production capacity added for a new facility in China. The China plant, which has an estimated annual production capacity of approximately 35 million pounds, utilized only 20% of its capacity in 2005, its first year of production. North American capacity utilization was flat in 2005.

A comparison of operating income (loss) by business segment for the years 2005 and 2004 is as follows:

	2005	2004	Difference
	(In thousands)

Europe	$62,777	$67,013	$(4,236)
North America	(11,000)	(7,455)	(3,545)
Restructuring, North America	(182)	(731)	549
Interest expense, net	(2,259)	(2,356)	97
Goodwill impairment, North America	—	(1,820)	1,820

Income before taxes	$49,336	$54,651	$(5,315)

The decrease of $4.2 million in European income was primarily the result of higher operating expenses of $11.8 million, including increased costs of $2.5 million related to compliance with Sarbanes-Oxley requirements. In addition, the translation effect of foreign currencies increased operating expenses by $4.4 million. The balance of the increase consisted of $0.4 million for a major trade show, increased costs for compensation and other expenses required to support a higher level of sales. The increase in expenses offset higher gross profit from an increase in sales. Income in North America declined $3.5 million, primarily because of higher Sarbanes-Oxley compliance expenses of $1.3 million and the adverse effects of currency transaction losses. These transaction losses include $2.0 million related to the Canadian dollar.

Selling, general and administrative expenses were $137.8 million for 2005, up $15.5 million or 12.7% compared with 2004. The translation effect of foreign currencies increased these expenses by $4.6 million for 2005. Sarbanes-Oxley compliance expenses increased $3.8 million and expenses for compensation and benefits were up $2.9 million from the 2004 fiscal year. Various other expenses increased $4.2 million.

Interest expense decreased $0.5 million in 2005 due to an interest-rate swap of $25 million, and a reduction of average borrowings. Interest income increased $0.4 million due to a higher level of investments.

Foreign currency transaction losses represent changes in the value of currencies in major areas where the Company operates. During 2005 the Company incurred foreign currency transaction losses of approximately $2.0 million in Canada as a result of the strengthening of the Canadian dollar.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

During fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $0.2 million and $1.8 million for the years ended August 31, 2005 and 2004, respectively. At August 31, 2005, the restructuring was complete, therefore no further cash out-flows were required by the Company.

One of the Company’s major facilities in Texas was down for a two-week period in September 2005 and a warehouse in Texas also incurred damage from Hurricane Rita. See the update on this hurricane damage in the 2006 section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In September 2005 the Company introduced its new Invision® sheet product and formed A. Schulman Invision, Inc., a wholly owned subsidiary. See the update on Invision® in the 2006 section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In October 2005 the Company reached an agreement with a group of investors led by Barington Capital Group, L.P. which had an ownership position of approximately 8.7% of the Company’s outstanding stock. See the update on this agreement in the 2006 section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies relate to the allowance for doubtful accounts, inventory reserves, restructuring costs, goodwill, long-lived assets, provisions for income taxes, pension and other postretirement benefits and stock-based compensation.

Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, historical experience, customer payment history, expected trends and other factors that affect collectibility. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company monitors its slow-moving and obsolete inventory on a quarterly basis and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

Restructuring charges are recorded in accordance with, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred. Fair value is the basis for the measurement of any asset write-downs that are reflected as accelerated depreciation in cost of sales.

Goodwill is not amortized. The Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets.

The Company’s quarterly provision for income taxes involves a significant amount of judgment by management. Quarterly, the provision for income taxes is based upon actual year to date results plus an estimate of pretax income for the remainder of the year. This provision is impacted by the income and tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate. No taxes are provided on earnings which are permanently reinvested.

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

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with the provisions of SFAS 109 Accounting for Income Taxes, all available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in the U.S. in recent periods provide sufficient negative evidence to require a full valuation allowance against its net deferred tax assets in the U.S. The Company intends to maintain a valuation allowance against its net deferred tax assets in the U.S. until sufficient positive evidence exists to support realization of such assets.

Defined pension plans and other postretirement benefit plans are a significant cost of doing business that represents obligations that will be ultimately settled far into the future and therefore subject to estimation. Pension and postretirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate period of employment based on the terms of the plans and the investment and funding decisions made by the Company. While management believes the Company’s assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the discount rate used and the expected long-term rate of return on plan assets, may materially affect the Company’s pension and postretirement obligations and future expenses.

The Company has several postretirement benefit plans worldwide. These plans consist primarily of defined benefit and defined contribution pension plans, but also include other postretirement benefit plans. For financial statements prepared in conformity with accounting principles generally accepted in the United States of America, many assumptions are required to be made in order to value the plans’ liabilities on a projected and accumulated basis, as well as to determine the annual expense for the plans. The assumptions chosen take into account historical experience, the current economic environment and management’s best judgment regarding future experience. Assumptions include the discount rate, the expected long-term rate of return on assets, future salary increases, health care escalation rates, cost of living increases, turnover, retirement ages and mortality. The cumulative difference between actual experience and assumed experience is deferred under current accounting principles. These gains or losses are recognized in expense over the average future working lifetime of employees to the extent that the cumulative experience exceeds 10% of the greater of the Projected Benefit Obligation (or Accumulated Postretirement Benefit Obligation) and assets. Additionally, the current accounting principles defer the amount of any plan changes. These amounts are then recognized in expense over the average future working lifetime of the affected group. In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Postretirement Plans, the full unfunded liability will be recognized on the Company’s balance sheet in fiscal 2007. The deferred items will be charged to accumulated other comprehensive income and will be amortized through expense in the same manner as before.

For the majority of the Company’s pension plans, the Company consults with various actuaries annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 4.7% for fiscal 2006. For the other postretirement benefit plan, the rate is 6.0% and is obtained from the Citigroup Pension Liability Index and Discount Curve. This rate represents the higher interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected return on assets. The weighted-average expected return on assets assumption is 7.7% for fiscal 2006.

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2006:

		Impact on	Impact on
		August 31, 2006	August 31, 2006
	Impact on	Projected Benefit	Projected Benefit
Change in	2006	Obligation for	Obligation for
Assumption	Benefits Expense	Pension Plans	Postretirement Plans
	(In thousands)

25 basis point decrease in discount rate	$436	$3,418	$1,368
25 basis point increase in discount rate	$(425)	$(3,269)	$(1,308)
25 basis point decrease in expected long-term rate of return on assets	$28	$—	$—
25 basis point increase in expected long-term rate of return on assets	$(28)	$—	$—

Stock-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the Company’s dividend yield. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience may result in a material change to the fair value calculation of share-based awards. While management believes the Company’s assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the dividend yield, may materially affect the Company’s future stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

	August 31,	August 31,
	2006	2005	% Change
	(In millions, except for %’s)

Cash and cash equivalents	$50.7	$102.3	(50.4)%
Working capital, excluding cash	353.1	303.4	16.4
Long-term debt	120.7	63.2	91.0
Stockholders’ equity	403.5	462.1	(12.7)

As of August 31, 2006, the current ratio was 2.8 to 1 and working capital, excluding cash, was $353.1 million. Net cash provided from operations was $19.0 million in 2006 compared with $55.6 million in 2005. Cash used in financing activities increased $42.7 million, mainly due to the Company’s purchases of its common stock pursuant to the Repurchase Program, as discussed later in this section, and through the self-tender offer.

The Company’s cash and cash equivalents were $50.7 million at August 31, 2006, a decrease of $51.6 million, or 50.4% from August 31, 2005. The decrease is primarily due to the purchases of treasury stock and an increase in working capital, excluding cash. The increase in working capital, excluding cash, is due primarily to the increase in accounts receivable and inventories which supported the Company’s significant growth in sales in fiscal 2006.

Accounts receivable increased in 2006 by $47.4 million. The translation effect of foreign currencies, primarily the euro, accounted for $6.2 million of the increase in accounts receivable. Excluding the translation effect, the increase in accounts receivable was the result of higher sales, which increased 22.1% in the fourth quarter and 12.8% for the year compared to the same periods in the prior year. Days sales in accounts receivable improved from 59 days to 58 days.

Inventory increased in 2006 by $52.7 million or 22.6%. While this represents a significant increase from the prior year, the stronger sales volume has resulted in the Company days sales in inventory to remain relatively flat with the prior year. The translation effect of foreign currencies also accounted for $5.6 million or 10.7% of the increase in inventory.

The Company increased total long-term debt by $57.5 million or 91.0% during 2006. Total long-term debt was $120.7 million as of August 31, 2006. The increase is related to the financing actions discussed below.

Capital expenditures for the year ended August 31, 2006 were $29.2 million compared with $26.9 million last year. The major components of the capital expenditures included the pilot line and other components for the new Invision® product line which totaled $7.8 million, land for the future site of Invision® of approximately $1.0 million, a new line for the manufacturing facility in China of approximately $2.2 million, a new packaging line for the manufacturing facility in Germany of approximately $2.5 million, an upgrade to a production line for the manufacturing facility in Mexico of approximately $1.0 million and an expansion of the laboratory in the United Kingdom facility for about $0.5 million. The Company’s Board of Directors approved $32.0 million for capital expenditures for A. Schulman Invision, Inc. of which approximately $15.0 million has been spent through fiscal year 2006.

On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility (“Credit Facility”). The Credit Facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of August 31, 2006, there were no covenant violations under the Credit Facility.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of August 31, 2006 there was $26.2 million outstanding under the Credit Facility.

The Company used proceeds from the Credit Facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $64.5 million at August 31, 2006.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of August 31, 2006, there were no covenant violations under the Senior Notes.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The proceeds from the Euro Notes, available cash, and borrowings on the Credit Facility were used to fund the $143.8 million repatriation from Europe completed in March 2006. The Company used these repatriated proceeds to fund the self-tender offer which cost approximately $50.2 million including $0.5 million in fees directly related to the tender offer.

In connection with the Company’s agreement to initiate a self-tender offer, which required new debt and repatriation from foreign subsidiaries, the Company incurred $11.5 million, which is summarized as follows:

Amount
(In millions)

Debt extinguishment costs	$5.0
Incremental tax on repatriation of dividends from foreign subsidiaries	2.2
Deferred costs related to new financing agreements	2.6
Forward exchange contracts loss on repatriation of dividends	1.2
Fees directly related to self tender offer	0.5

$11.5

Charges of $2.6 million related to the issuance of the Senior Notes and the Credit Facility have been deferred as of August 31, 2006 and are being amortized over the contractual lives of the Senior Notes and the Credit Facility, respectively.

The Company had approximately $8.5 million and $17.0 million of uncollateralized short-term lines of credit from various domestic banks at August 31, 2006 and 2005, respectively. There was $8.5 million outstanding at August 31, 2006 and no borrowings under these lines of credit at August 31, 2005.

The Company had approximately $58.0 million and $55.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2006 and August 31, 2005, respectively. There was $2.5 million outstanding under these lines of credit at August 31, 2006 and no borrowings at August 31, 2005.

The Company leases certain items under capital leases. The European segment leased certain land and buildings with an amount due on this capital lease at August 31, 2005 of approximately $0.4 million. The European and North American segments had no significant capital leases outstanding at August 31, 2006.

The Company’s unfunded pension liability is approximately $65.0 million at August 31, 2006. This amount is primarily due to an unfunded plan of $50.3 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

The Company enters into forward foreign exchange contracts as a hedge against amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities hedged are recognized on the foreign currency transaction line in the Consolidated Statement of Income. The Company estimates that a 10% change in foreign exchange rates at August 31, 2006 would have changed the fair value of the contracts by approximately $3.6 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

A summary of the Company’s future obligations subsequent to August 31, 2006 are presented below:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Short Term Debt	$10,976	$—	$—	$—	$10,976
Long Term Debt	—	—	26,218	94,490	120,708
Capital Lease Obligations	18	20	2	—	40
Operating Lease Obligations	4,355	5,020	2,350	248	11,973
Purchase Obligations(a)	60,816	—	—	—	60,816
Pension Obligations(b)	2,800	—	—	—	2,800
Postretirement Benefit Obligations	787	1,811	2,151	7,400	12,149
Deferred Compensation Obligations	1,077	412	272	2,073	3,834
Interest Expense	7,095	13,157	12,772	15,842	48,866
Guarantees	—	—	—	—	—

	$87,924	$20,420	$43,765	$120,053	$272,162

(a)	Purchase obligations include inventory.

(b)	Although the Company expects to make payments beyond this point, the Company cannot accurately estimate or determine the amount of such payments.

Operating lease information is provided in the Notes to the Consolidated Financial Statements appearing in Item 8 of this Report. The aggregate future minimum rental commitment for non-cancelable leases, excluding obligations for taxes, insurance, etc. was $12.0 million at August 31, 2006.

The Company’s outstanding commercial commitments at August 31, 2006 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

The Company does not have any off-balance sheet arrangements.

During the year ended August 31, 2006, the Company paid cash dividends aggregating to $0.58 per share. The total amount of these dividends was $17.6 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2006, the Company issued 650,667 common shares upon the exercise of employee stock options and 78,950 common shares were issued to employees under the restricted stock plan. The total amount received from the exercise of these options was $9.8 million.

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. During the year ended August 31, 2006, the Company repurchased 2,000,081 common shares under the new program at an average cost of $22.76 per share, excluding commissions. Under the current plan the Company has approximately 4.7 million shares still available to be repurchased. During fiscal 2006, the Company purchased approximately 4.1 million shares of its common stock at an average price of $23.39 excluding transaction fees through the Repurchase Program and self-tender offer.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The continued weakness of the U.S. dollar during the year ended August 31, 2006 increased this account by $6.8 million.

Based on past performance and current expectations, Management believes the Company’s cash and cash equivalents, investments, and cash generated from operations will satisfy the Company’s working capital needs, capital expenditures, contractual obligations and other liquidity requirements associated with operations through at least the next 12 months. Additional common stock repurchases would generally be funded through incremental borrowing.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for an asset retirement obligation (ARO) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset. The Company performed a thorough examination of asset categories during the quarter ended August 31, 2006. The Company is legally obligated by various country, state or local regulations to incur costs to retire certain of its assets. A liability is recorded for these obligations in the period in which sufficient information regarding timing and method of settlement become available to make a reasonable estimate of the liability’s fair value. The Company has identified certain other AROs for which information regarding the timing and method of potential settlement is not available as of August 31, 2006, and therefore, the Company is not able to reasonably estimate the fair value of these liabilities at this time. The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs. The adoption of FIN 47 by the Company in the quarter ended August 31, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The adoption of FIN 48 is required by the Company in fiscal year 2008. The Company is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations and cash flows.

On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

On September 29, 2006 the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in their adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 the August 31, 2006 balance sheet would have experienced an increase in the Company’s liabilities by approximately $26.0 million and accumulated other comprehensive income would have decreased by approximately $26.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly effect the results of operations.

On September 13, 2006 the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. When a misstatement in a financial statement is identified, SAB 108 requires management to assess whether or not the misstatement is material to the affected financial statements. In performing this analysis, management must consider materiality from both a quantitative perspective and a qualitative perspective. The analysis of materiality is an area that requires a great deal of professional judgment and SAB 108 requires that this analysis begin with the basic quantification of the misstatement. The Company is required to adopt SAB 108 for fiscal 2007. The adoption of SAB 108 is not expected to impact the Company’s financial position, results of operations or cash flows.

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

Additional risk factors are set forth in ITEM 1A of this Report. The risks and uncertainties identified above are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

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

The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At August 31, 2006, the Company had $26.2 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. SCHULMAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of A. Schulman, Inc.

We have completed integrated audits of A. Schulman, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
November 2, 2006

A. Schulman, Inc.
Consolidated Statement of Income

	Year Ended August 31,
	2006	2005	2004
	(In thousands except share
	and per share data)

Net Sales	$1,616,386	$1,433,196	$1,239,091
Cost of sales	1,396,440	1,240,557	1,055,608
Selling, general and administrative expenses	148,529	137,848	122,305
Interest expense	6,234	3,704	4,156
Foreign currency transaction losses	2,136	2,824	694
Minority interest	1,116	1,139	1,378
Interest income	(3,310)	(1,446)	(1,800)
Other income	(1,892)	(948)	(452)
Loss on extinguishment of debt	4,986	—	—
Restructuring expense — North America	—	182	731
Goodwill impairment — North America	—	—	1,820

	1,554,239	1,383,860	1,184,440

Income Before Taxes	62,147	49,336	54,651
Provision for U.S. and Foreign Income Taxes	29,485	17,243	26,745

Net Income	$32,662	$32,093	$27,906

Weighted-average Number of Shares Outstanding:
Basic	29,961,580	30,619,780	30,128,117
Diluted	30,394,210	31,049,790	30,575,057
Earnings per Share of Common Stock:
Basic	$1.09	$1.05	$0.93
Diluted	$1.07	$1.03	$0.91

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Consolidated Balance Sheet

	August 31,	August 31,
	2006	2005
	(In thousands except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$50,662	$102,329
Accounts receivable, less allowance for doubtful accounts of $9,409 in 2006 and $8,227 in 2005	272,929	225,442
Inventories, average cost or market, whichever is lower	286,079	233,348
Prepaid expenses and other current assets	17,678	16,848

Total Current Assets	627,348	577,967

Other Assets:
Cash surrender value of life insurance	1,800	1,454
Deferred charges	20,444	17,316
Goodwill	5,392	5,288
Intangible assets	1,382	1,026

	29,018	25,084

Property, Plant, and Equipment, at cost:
Land and improvements	15,778	13,667
Buildings and leasehold improvements	136,526	128,884
Machinery and equipment	317,499	292,419
Furniture and fixtures	35,918	35,556
Construction in progress	11,079	13,366

	516,800	483,892
Accumulated depreciation and investment grants of $1,119 in 2006 and $1,187 in 2005	329,921	302,581

	186,879	181,311

	$843,245	$784,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$10,976	$1,507
Accounts payable	135,930	102,059
U.S. and foreign income taxes payable	14,708	14,788
Accrued payrolls, taxes, and related benefits	30,866	27,193
Other accrued liabilities	31,081	26,708

Total Current Liabilities	223,561	172,255

Long-term Debt	120,730	63,158
Other Long-term Liabilities	82,482	73,713
Deferred Income Taxes	7,196	7,865
Minority Interest	5,784	5,268
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,564 shares in 2006 and 2005	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 40,707,018 shares in 2006 and 39,988,555 shares in 2005	40,707	39,989
Other capital	86,894	74,973
Accumulated other comprehensive income	32,893	26,552
Retained earnings	502,998	487,998
Treasury stock, at cost, 13,343,711 shares in 2006 and 9,272,045 shares in 2005	(261,057)	(165,232)
Unearned stock grant compensation	—	(3,234)

Common Stockholders’ Equity	402,435	461,046

Total Stockholders’ Equity	403,492	462,103

	$843,245	$784,362

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Consolidated Statement of Stockholders’ Equity

				Accumulated			Unearned
				Other			Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Compensation	Equity
	(In thousands except per share data)
Balance at August 31, 2003	$1,057	$38,781	$56,035	$(8,365)	$462,104	$(164,231)	$(2,560)	$382,821
Comprehensive income for 2004:
Net income for 2004					27,906
Foreign currency translation gain				28,139
Minimum pension liability adjustment (net of tax of $446)				(1,131)
Total comprehensive income								54,914
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $.54 per share					(16,417)			(16,417)
Stock options exercised		813	10,892					11,705
Issue of restricted stock		39	(39)					—
Grant of restricted stock			2,080				(2,080)	—
Non-cash stock based compensation			844					844
Amortization of restricted stock							1,423	1,423

Balance at August 31, 2004	1,057	39,633	69,812	18,643	473,540	(164,231)	(3,217)	435,237
Comprehensive income for 2005:
Net income for 2005					32,093
Foreign currency translation gain				10,260
Minimum pension liability adjustment (net of tax of $1,056)				(2,351)
Total comprehensive income								40,002
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $.57 per share					(17,582)			(17,582)
Purchase of treasury stock						(1,001)		(1,001)
Stock options exercised		302	3,790					4,092
Issue of restricted stock		54	(54)					—
Grant of restricted stock			1,981				(1,981)	—
Forfeiture of restricted stock			(893)				893	—
Non-cash stock based compensation			337					337
Amortization of restricted stock							1,071	1,071

Balance at August 31, 2005	1,057	39,989	74,973	26,552	487,998	(165,232)	(3,234)	462,103
Comprehensive income for 2006:
Net income for 2006					32,662
Foreign currency translation gain				6,830
Minimum pension liability adjustment (net of tax of $214)				(489)
Total comprehensive income								39,003
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $.58 per share					(17,609)			(17,609)
Purchase of treasury stock						(95,825)		(95,825)
Stock options exercised		650	9,150					9,800
Issue of restricted stock		68	(68)					—
Non-cash stock based compensation			4,525					4,525
Reclassification due to adoption of SFAS 123R			(3,234)				3,234	—
Amortization of restricted stock			1,548					1,548

Balance at August 31, 2006	$1,057	$40,707	$86,894	$32,893	$502,998	$(261,057)	$—	$403,492

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Consolidated Statement of Cash Flows

	Year Ended August 31,
	2006	2005	2004
	(In thousands)
Provided from (used in) operating activities:
Net income	$32,662	$32,093	$27,906
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	24,912	25,082	25,870
Non-current deferred taxes	(1,968)	(978)	926
Pension and other deferred compensation	11,019	11,891	7,917
Postretirement benefit obligation	3,339	2,623	893
Minority interest in net income of subsidiaries	1,116	1,139	1,378
Non-cash items related to loss on extinguishment of debt	180	—	—
Restructuring charges	—	—	1,353
Goodwill impairment	—	—	1,820
Changes in working capital:
Accounts receivable	(41,193)	(17,643)	(13,797)
Inventories	(45,815)	4,069	(25,699)
Prepaid expenses	(207)	(244)	49
Accounts payable	30,752	5,019	24,699
Income taxes	(1,433)	(4,051)	2,690
Accrued payrolls and other accrued liabilities	6,154	1,675	2,503
Proceeds from life insurance benefits	580	—	—
Changes in other assets and other long-term liabilities	(1,103)	(5,032)	(4,897)

Net cash provided from operating activities	18,995	55,643	53,611

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(29,239)	(26,944)	(22,287)
Disposals of property, plant and equipment	2,548	681	(65)

Net cash used in investing activities	(26,691)	(26,263)	(22,352)

Provided from (used in) financing activities:
Cash dividends paid	(17,662)	(17,635)	(16,470)
Increase (decrease) in notes payable	9,426	1,479	(27)
Borrowings on revolving credit facilities	131,318	24,000	26,000
Repayments on revolving credit facilities	(118,989)	(10,536)	(45,092)
Proceeds from issuance of 4.485% and floating rate senior notes	91,943	—	—
Prepayments of 7.27% senior notes	(50,000)	—	—
Payment of debt issuance costs	(2,640)	—	—
Cash distributions to minority shareholders	(600)	(900)	(1,830)
Exercise of stock options	9,800	4,092	11,705
Purchases of treasury stock	(95,825)	(1,001)	—

Net cash provided from (used in) financing activities	(43,229)	(501)	(25,714)

Effect of exchange rate changes on cash	(742)	552	4,537

Net increase (decrease) in cash and cash equivalents	(51,667)	29,431	10,082

Cash and cash equivalents at beginning of year	102,329	72,898	62,816

Cash and cash equivalents at end of year	$50,662	$102,329	$72,898

Cash paid during the year for:
Interest	$4,941	$3,818	$4,042
Income Taxes	$33,175	$32,524	$26,060

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of A. Schulman, Inc. (the “Company”) and its domestic and foreign subsidiaries in which a controlling interest is maintained. All significant intercompany transactions have been eliminated.

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

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Co. in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $13.7 million at August 31, 2006 and $22.2 million at August 31, 2005. Investments with maturities between three and twelve months are considered to be short-term investments. Investments are placed with numerous financial institutions which management believes to have acceptable credit ratings. The recorded amount of these investments approximates fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, historical experience, customer payment history, expected trends and other factors that affect collectibility. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers.

REVENUE RECOGNITION

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

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

DEPRECIATION

It is the Company’s policy to depreciate the cost of property, plant and equipment over the estimated useful lives of the assets, or for leasehold improvements over the applicable lease term, using the straight-line method. The estimated useful lives used in the computation of depreciation are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 10 years

The cost of property sold or otherwise disposed of is eliminated from the property accounts and the related reserve accounts. Gains or losses are recognized as appropriate when sales of property occur.

Maintenance and repair costs are charged against income. The cost of renewals and betterments is capitalized in the property accounts.

INVENTORIES

The Company and its subsidiaries do not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items.

GOODWILL

The Company does not amortize goodwill. However, the Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual impairment test of goodwill as of February 28, 2006 which resulted in no impairment loss being recognized.

LONG-LIVED ASSETS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable, or at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. The Company completed its annual impairment test of long-lived assets which resulted in no impairment loss being recognized.

INCOME TAXES

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income. Accordingly, deferred taxes are provided for temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No taxes are provided on earnings which are permanently reinvested.

RETIREMENT PLANS

The Company has several defined benefit and defined contribution plans covering certain employees in the U.S. and in foreign countries. For certain plans in the U.S., pension funding is based on an amount paid to trust funds at an agreed rate for each hour for which employees are paid. Generally, the defined benefit plans accrue the current and prior service costs annually and funding is not required for all plans.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company also has deferred profit sharing plans for its North American salaried employees for which contributions are determined at the discretion of the Board of Directors.

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each reporting period end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Accumulated other comprehensive income in stockholders’ equity includes translation adjustments arising from the use of different exchange rates from period to period.

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted. SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. The forward exchange contracts were adjusted to their fair market value through the income statement. Gains or losses on forward contracts that hedge specific transactions are recognized in the consolidated statement of income offsetting the underlying foreign currency gains or losses. In 2004 the Company entered into an interest-rate swap agreement which was designated as a fair value hedge in accordance with SFAS 133. This interest-rate swap was terminated during 2006 in connection with the prepayment of the senior notes, as discussed in Note 4.

STOCK-BASED COMPENSATION

On September 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), (“SFAS 123R”), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the consolidated financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the consolidated financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to September 1, 2005 were accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed a nominal vesting period approach.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for an asset retirement obligation (ARO) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset. The Company performed a thorough examination of asset categories during the quarter ended August 31, 2006. The Company is legally obligated by various country, state or local regulations to incur costs to retire certain of its assets. A liability is recorded for these obligations in the period in which sufficient information regarding timing and method of settlement become available to make a reasonable estimate of the liability’s fair value. The Company has identified certain other AROs for which information regarding the timing and method of potential settlement is not available as of August 31, 2006, and therefore, the Company is not able to reasonably estimate the fair value of these liabilities at this time. The Company continues to monitor

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs. The adoption of FIN 47 by the Company in the quarter ended August 31, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The adoption of FIN 48 is required by the Company in fiscal year 2008. The Company is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations and cash flows.

On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

On September 29, 2006 the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in their adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 the August 31, 2006 balance sheet would have experienced an increase in the Company’s liabilities by approximately $26.0 million and accumulated other comprehensive income would have decreased by approximately $26.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly effect the results of operations.

On September 13, 2006 the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. When a misstatement in a financial statement is identified, SAB 108 requires management to assess whether or not the misstatement is material to the affected financial statements. In performing this analysis, management must consider materiality from both a quantitative perspective and a qualitative perspective. The analysis of materiality is an area that requires a great deal of professional judgment and SAB 108 requires that this analysis begin with the basic quantification of the misstatement. The Company is required to adopt SAB 108 for fiscal 2007. The adoption of SAB 108 is not expected to impact the Company’s financial position, results of operations or cash flows.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 2 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Beginning balance	$8,227	$9,268
Provision	2,453	1,363
Write-offs, net of recoveries	(1,458)	(2,599)
Translation effect	187	195

Ending balance	$9,409	$8,227

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. No impairment was required to be recorded as a result of the annual impairment review as of February 28, 2006.

In connection with the restructuring in North America, goodwill related to the Nashville, Tennessee plant was tested for impairment during the fourth quarter of fiscal 2004. This restructuring included the closing of two production lines in order to reduce production capacity at the plant. In connection with this action, the Company deemed it necessary to conduct an impairment test. As a result of closing these two production lines, the sales and cash flow forecast for this plant was revised and the Company estimated the fair market value of the plant using an earnings multiple valuation method. The results of this valuation indicated that the carrying value of the plant’s net assets exceeded their market value. The Company then compared the recorded value of the goodwill with the implied fair market value of the goodwill and determined that an impairment loss had been incurred. The Company recorded a goodwill impairment loss of $1.8 million in the fourth quarter of fiscal 2004, which represented the total recorded value of the goodwill for the Nashville plant.

Accumulated amortization for intangibles was $1.3 million, $1.2 million and $1.0 million at August 31, 2006, 2005 and 2004, respectively. Intangible assets that are subject to amortization were fully amortized as of November 30, 2005.

The carrying amount of goodwill for the European segment was $4.4 million at August 31, 2006 and $4.3 million at August 31, 2005. The carrying amount of goodwill for the North American segment was $1.0 million at August 31, 2006 and 2005.

The changes in the Company’s carrying value of goodwill during the years ended August 31, 2006 and 2005 are as follows:

	Europe	North America	Total
	(In thousands)

Balance as of August 31, 2004	$4,289	$964	$5,253
Translation effect	35	—	35

Balance as of August 31, 2005	4,324	964	5,288
Translation effect	104	—	104

Balance as of August 31, 2006	$4,428	$964	$5,392

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	August 31,
	2006	2005
	(In thousands)

Notes Payable, due within one year	$10,976	$1,507
Revolving credit loan, 3.95% in 2005, due 2009	—	14,000
Revolving credit loan, LIBOR, due 2011	26,218	—
Senior notes, 7.27%, net of interest-rate swap, due 2009	—	49,129
Euro notes, 4.485%, due 2016	64,490	—
Senior notes, LIBOR plus 80 bps, due 2013	30,000	—
Capital lease obligations	40	399

	$131,724	$65,035

On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility (“Credit Facility”). The Credit Facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of August 31, 2006 there was $26.2 million outstanding under the Credit Facility.

The Company used proceeds from the Credit Facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $64.5 million at August 31, 2006.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The proceeds from the Euro Notes, available cash, and borrowings on the Credit Facility were used to fund the $143.8 million repatriation from Europe completed in March 2006. The Company used these repatriated proceeds to fund the self-tender offer which cost approximately $50.2 million including $0.5 million in fees directly related to the tender offer.

Charges of $2.6 million related to the issuance of the Senior Notes and the Credit Facility have been deferred as of August 31, 2006 and are being amortized over the contractual lives of the Senior Notes and the Credit Facility, respectively.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company had approximately $8.5 million and $17.0 million of uncollateralized short-term lines of credit from various domestic banks at August 31, 2006 and 2005, respectively. There was $8.5 million outstanding at August 31, 2006 and no borrowings at August 31, 2005 under these lines of credit.

The Company had approximately $58.0 million and $55.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2006 and August 31, 2005, respectively. There was $2.5 million outstanding under these lines of credit at August 31, 2006 and no borrowings at August 31, 2005.

The Company leases certain items under capital leases. The European segment leased certain land and buildings with an amount due on this capital lease at August 31, 2005 of approximately $0.4 million. The European and North American segments had no significant capital leases outstanding at August 31, 2006.

Aggregate maturities of debt including capital lease obligations subsequent to August 31, 2006 are as follows:

		(In thousands)

Fiscal	2007	$10,994
	2008	14
	2009	6
	2010	2
	2011	26,218
	2012 and thereafter	94,490

Total		$131,724

NOTE 5 — FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction losses line in the Consolidated Statement of Income. The Company does not hold or issue foreign exchange contracts for trading purposes. The following table presents a summary of foreign exchange contracts outstanding as of August 31, 2006 and August 31, 2005:

	2006		2005
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(In thousands)

Buy Currency:
Euro	$5,140	$5,115	$3,271	$3,242
U.S. dollar	171	171	145	145
British pound	1,961	2,001	1,260	1,271

	$7,272	$7,287	$4,676	$4,658

Sell Currency:
British pound	$1,608	$1,632	$2,300	$2,295
U.S. dollar	149	149	4,014	4,045
Hungarian forint	—	—	3,219	3,257
Euro	25,624	25,638	38,405	38,245
Swiss franc	1,075	1,074	1,015	1,023

	$28,456	$28,493	$48,953	$48,865

The fair value of foreign exchange contracts was estimated by obtaining quotes from banks. Foreign exchange contracts are entered into with several financial institutions that management believes have acceptable credit ratings and generally have maturities of less than twelve months.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — INCOME TAXES

Income (loss) before taxes is as follows:

	Year Ended August 31,
	2006	2005	2004
	(In thousands)

U.S.	$(22,120)	$(16,868)	$(20,555)
Foreign	84,267	66,204	75,206

	$62,147	$49,336	$54,651

The U.S. includes a loss on debt extinguishment of $5.0 million and $4.2 million of expenses related to SFAS 123R in 2006. The U.S. includes restructuring charges of $0.2 million and $2.1 million in 2005 and 2004, respectively. In addition, fiscal 2004 includes impairment charges of $1.8 million.

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2006	2005	2004
	(In thousands)

Current taxes:
U.S.	$83	$419	$1,267
Foreign	27,850	20,456	23,506

	27,933	20,875	24,773
Deferred taxes:
U.S.	28	36	(48)
Foreign	1,524	(3,668)	2,020

	1,552	(3,632)	1,972

	$29,485	$17,243	$26,745

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 47.4% in 2006, 35.0% in 2005, and 48.9% in 2004, is as follows:

	2006		2005		2004
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$21,752	35.0%	$17,268	35.0%	$19,128	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(4,043)	(6.5)	(2,009)	(4.1)	(2,245)	(4.2)
Losses with no tax benefit	5,997	9.6	5,904	12.0	8,398	15.4
Mexico valuation allowance on net asset tax	—	—	(3,270)	(6.6)	1,401	2.6
Settlement of tax claim in Canada	—	—	(1,104)	(2.2)	—	—
Provision for repatriated earnings	2,243	3.6	—	—	—	—
Loss on extinguishment of debt — no tax benefit	1,745	2.8	—	—	—	—
Ongoing tax audits	1,152	1.9	—	—	—	—
Other, net	639	1.0	454	0.9	63	0.1

	$29,485	47.4%	$17,243	35.0%	$26,745	48.9%

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and (liabilities) consist of the following at August 31, 2006 and August 31, 2005:

	2006	2005
	(In thousands)

Pensions	$8,015	$7,084
Inventory reserves	317	862
Bad debt reserves	1,577	1,598
Accruals	3,018	3,361
Postretirement benefits other than pensions	8,115	6,928
Depreciation	2,119	1,925
Foreign tax credit carryforwards	22,670	23,211
Alternative minimum tax carryforwards	6,834	6,814
Net assets tax carryforwards	—	524
Other	7,638	7,007

Gross deferred tax assets	60,303	59,314
Valuation allowance	(44,602)	(42,445)

Total deferred tax assets	15,701	16,869

Depreciation	(10,557)	(11,759)
Inventory	(718)	—
Other	(799)	(1,736)

Gross deferred tax liabilities	(12,074)	(13,495)

	$3,627	$3,374

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets in the United States. The Company has $24.2 million in foreign tax credit carryforwards that will expire in periods from 2010 to 2016. The expiration periods reflect the extension of the carryforward period granted by the American Jobs Creation Act of 2004 signed into law on October 22, 2004.

The tax effect of temporary differences included in prepaids was $4.2 million and $5.1 million at August 31, 2006 and 2005 respectively. Deferred charges included $8.2 million and $6.9 million from the tax effect of temporary differences at August 31, 2006 and 2005 respectively. The tax effect of temporary differences included in other accrued liabilities was $1.6 million and $0.8 million at August 31, 2006 and 2005 respectively.

During fiscal 2006, the Company revised its earnings repatriation plan for certain European subsidiaries and recognized an income tax provision of $2.2 million for taxes incurred related to the repatriation of these earnings. At August 31, 2006, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $264.2 million because the Company intends to reinvest these earnings.

NOTE 7 — PENSIONS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit plans are based primarily on years of service and qualifying compensation during the final years of employment. A supplemental non-qualified, non-funded pension plan for certain officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was $1.1 million and $0.8 million at August 31, 2006 and 2005, respectively. Postretirement health care and life insurance benefits are provided to certain domestic employees if they reach retirement age while working for the Company. Effective January 1, 2004, the Company amended the plan to require co-payments and participant contribution. The measurement date for all plans is August 31.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

Components of the plan obligations and assets, and the recorded liability at August 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)

Benefit obligation at beginning of year	$(68,361)	$(56,500)	$(32,110)	$(25,713)
Service cost	(2,558)	(2,124)	(1,997)	(1,586)
Interest cost	(3,092)	(3,229)	(1,666)	(1,520)
Participant contributions	(276)	(200)	—	—
Actuarial gain (loss)	(3,607)	(7,613)	5,136	(4,063)
Benefits paid	1,953	1,477	740	772
Translation adjustment	(3,174)	(172)	—	—

Benefit obligation at end of year	$(79,115)	$(68,361)	$(29,897)	$(32,110)

Fair value of plan assets at beginning of year	$10,938	$8,631	$—	$—
Actual return on assets	1,442	1,813	—	—
Employer contributions	2,601	1,810	740	772
Participant contributions	276	200	52	57
Benefits paid	(1,953)	(1,469)	(792)	(829)
Translation adjustment	740	(47)	—	—

Fair value of plan assets at end of year	$14,044	$10,938	$—	$—

Underfunded	$(65,071)	$(57,423)	$(29,897)	$(32,110)
Unamortized:
Net liability	110	142	—	—
Net (gain) loss	16,986	15,329	7,791	13,496
Prior year service cost (credit)	2,497	2,964	(1,079)	(1,181)

Net amount recognized	$(45,478)	$(38,988)	$(23,185)	$(19,795)

Amounts recognized in the statement of financial position consist of:
Intangible asset	$1,382	$1,006	$—	$—
Deferred tax asset	3,525	3,311	—	—
Accrued payrolls, taxes and related benefits	(2,800)	(2,100)	(788)	(737)
Other long-term liabilities	(53,894)	(47,025)	(22,397)	(19,058)
Accumulated other comprehensive income	6,309	5,820	—	—

	$(45,478)	$(38,988)	$(23,185)	$(19,795)

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(In thousands)

Service cost	$2,558	$2,124	$1,930	$1,997	$1,586	$1,050
Interest cost	3,092	3,229	2,751	1,666	1,520	1,291
Expected return on plan assets	(865)	(719)	(530)	—	—	—
Amortization of transition obligation	32	33	191	—	—	—
Amortization of prior service cost	467	494	297	(102)	(102)	(102)
Effect of amendment	—	—	25	—	—	—
Deferred asset gain	—	—	—	568	379	207
Recognized net actuarial loss	443	63	231	—	—	—

	$5,727	$5,224	$4,895	$4,129	$3,383	$2,446

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $79.1 million, $70.1 million and $14.0 million, respectively, as of August 31, 2006, and $68.4 million, $61.2 million and $10.9 million, respectively, as of August 31, 2005. The under funded position is primarily related to the Company’s German pension plan, where funding is not required.

The total pension contributions for multi-employer pension plans was $17,000 in 2006, $6,000 in 2005, and $31,000 in 2004. The total cost for defined contribution plans was $3.8 million in 2006, $3.6 million in 2005 and $3.7 million in 2004.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

	2006	2005	2004

Weighted — average assumptions as of August 31
Discount rate on pension plans	4.7%	4.5%	5.6%
Discount rate on postretirement obligation	6.00%	5.25%	6.00%
Return on pension plan assets	7.7%	7.7%	6.9%
Rate of compensation increase	2.4%	3.4%	2.8%
Pre-Age 65
Projected health care cost trend rate	8.0%	9.0%	10.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2009	2009	2009
Post-Age 65
Projected health care cost trend rate	10.0%	11.0%	12.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2011	2011	2011

The Company in consultation with its actuaries reviews and selects the discount rate to be used in connection with its postretirement obligation annually. When selecting the discount rate the Company uses a model that considers the Company’s demographics of the participants and the resulting expected benefit payment stream over the participants’ lifetime.

The Company, in consultation with various actuaries, annually reviews and selects the discount rates to be used in connection with its defined benefit pension plans. The discount rates used by the Company are based on yields of various corporate bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at August 31, 2006:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$857	$(682)
Effect on postretirement obligation	$5,708	$(4,443)

The Company’s pension plan weighted-average asset allocation at August 31, 2006 and 2005, and target allocation, by asset category are as follows:

	Plan Assets at August 31,		Target
Asset Category	2006	2005	Allocation

Equity securities	73.2%	69.5%	70.0%
Debt securities	17.3%	16.0%	15.0%
Guaranteed investment certificates	6.4%	9.4%	10.0%
Cash	3.1%	5.1%	5.0%

Total	100.0%	100.0%	100.0%

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Company’s principal objective is to ensure that sufficient funds are available to provide benefits as and when required under the terms of the plans. The Company utilizes investments that provide benefits and maximizes the long-term investment performance of the plans without taking on undue risk while complying with various legal funding requirements. The Company through its investment advisors has developed detailed asset and liability models to aid in implementing optimal asset allocation strategies. Equity securities are invested in equity indexed funds, which minimizes concentration risk while offering market returns. The debt securities are invested in a long-term bond indexed fund which provides a stable low risk return. The guaranteed investment certificates allow the Company to closely match a portion of the liability to the expected payout of benefit with little risk.

The Company, in consultation with its actuaries, analyzes current market trends, the current plan performance and expected market performance of both the equity and bond markets to arrive at the expected return on each asset category over the long term.

The Company expects to contribute approximately $2.8 million for its pension obligations and approximately $0.8 million to its other postretirement plan in 2007. The benefit payments, which reflect expected future service, offset by the expected Medicare Prescription Drug subsidies, are as follows:

		Other Postretirement Benefits
	Pension	Gross	Medicare	Net
	Benefits	Benefits	Reimbursement	Benefits
	(In thousands)

2007	$3,003	$869	$82	$787
2008	2,141	956	93	863
2009	3,192	1,053	105	948
2010	2,544	1,155	116	1,039
2011	2,669	1,237	125	1,112
Years 2012 - 2016	18,309	8,203	803	7,400

The Company has agreements with two individuals that upon retirement, or death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two employees or their beneficiaries for a ten-year period and is 100% vested. The liability required for these agreements was fully accrued and is included in other long-term liabilities as of August 31, 2006 and 2005. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows:

	2006	2005
	(In thousands)

Foreign currency translation gain	$39,202	$32,372
Minimum pension liability	(6,309)	(5,820)

	$32,893	$26,552

Foreign currency translation gains are not tax effected as such gains are considered permanently reinvested. Minimum pension liability adjustments are recorded net of tax using the applicable effective tax rate.

NOTE 9 — INCENTIVE STOCK PLANS

Effective in December 1991, the Company adopted the 1991 Stock Incentive Plan. The 1991 Plan provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The option price for incentive stock options was the fair market value of the common shares on the date of grant. In the case of nonqualified stock options, the Company granted options at fair market value on the date of grant. However, the Plan provided that the option price may not be less than 50% of the fair market value of the common shares on the date of grant. Stock options may be exercised as

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

determined by the Company, but in no event prior to six months following the date of grant or after the 10th anniversary date of grant. Effective in October 1992, the Company adopted the 1992 Non-Employee Directors’ Stock Option Plan to provide for the grant of nonqualified stock options and restricted stock awards. The option price was the fair market value of the common shares on the first business day immediately preceding the date of grant. All options become exercisable at the rate of 25% per year, commencing on the first anniversary of the date of grant of the option. Each option expired five years from the date of grant. Both the 1991 and 1992 Plans have expired and no further shares are available for issuance.

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. On August 31, 2006, 1,722,686 shares are available for grants of non-qualified stock options pursuant to the Company’s 2002 Equity Incentive Plan. It has been the Company’s practice to issue new common shares upon stock option exercise.

On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123R”), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to September 1, 2005 were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed a nominal vesting period approach.

The adoption of SFAS 123R reduced income before taxes for year ended August 31, 2006 by approximately $4.5 million ($0.15 per basic and diluted share). These expenses are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The first quarter of fiscal 2006 included approximately $1.0 million of charges related to the accelerated vesting of retirement eligible employees under the non-substantive vesting period approach applied to new grants after adoption. The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. There was no impact to the statement of cash flows related to the adoption of SFAS 123R. In addition, Unearned Stock Grant Compensation of $3.2 million was reclassified to Other Capital in stockholders’ equity upon adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share had the fair value based method been applied to measure compensation cost for prior periods presented:

	2005	2004
	(In thousands, except per
	share data)

Net income, as reported	$32,093	$27,906
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,408	2,267
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax where applicable	(5,228)	(3,180)

Pro forma net income	$28,273	$26,993

Earnings per share:
Basic: as reported	$1.05	$0.93
as adjusted	$0.92	$0.90
Diluted: as reported	$1.03	$0.91
as adjusted	$0.91	$0.88

The total stock-based employee compensation expense for the years ended August 31, 2005 and 2004 was calculated using the nominal vesting period approach.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value of stock-based awards was $7.94 for the January 2006 grant, $6.20 for the October 2005 grant, $5.93 for fiscal 2005 grants and $5.97 for fiscal 2004 grants. These values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004

Expected life of award (years)	5.5	4.0	4.0
Risk-free interest rate	4.3%	3.0%	4.3%
Expected volatility of stock	40.0%	43.0%	47.0%
Expected dividend yield of stock	3.0%	3.0%	3.0%

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

A summary of stock options is as follows:

	Year Ended August 31,
	2006		2005		2004
	Outstanding	Weighted-	Outstanding	Weighted-	Outstanding	Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under Option	Exercise Price	Under Option	Exercise Price	Under Option	Exercise Price

Outstanding at beginning of year	1,672,362	$17.09	1,530,392	$15.38	1,911,150	$14.05
Granted	572,750	19.78	529,650	19.85	645,600	18.02
Exercised	(650,667)	15.06	(301,823)	13.56	(812,690)	14.41
Forfeited and expired	(26,169)	15.93	(85,857)	15.98	(213,668)	15.26

Outstanding at end of year	1,568,276	18.93	1,672,362	17.09	1,530,392	15.38

Exercisable at end of year	474,836	17.67	555,733	14.99	352,069	12.95

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the years ended August 31, 2006, 2005 and 2004 was approximately $4.6 million, $1.6 million and $3.9 million, respectively. The intrinsic value for stock options exercisable at August 31, 2006 was $2.8 million with a remaining term for options exercisable of 7.1 years. For stock options outstanding at August 31, 2006, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at August 31, 2006 was 8 years. Stock options vested and expected to vest at August 31, 2006 were 1,550,463 with a remaining contractual term of 0.6 years and a weighted-average exercise price of $18.92. The aggregate intrinsic value of stock options vested and expected to vest was $7.3 million.

Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at August 31, 2006 was approximately $5.4 million. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

The total fair value of options vested during the years ended August 31, 2006, 2005 and 2004 was approximately $3.6 million, $3.0 million and $1.7 million, respectively.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards issued previous to this Plan vest over five years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding
	Restricted	Weighted-Average
	Stock Awards	Fair Market Value
		(Per share)

Outstanding at August 31, 2005	357,350	$16.53
Granted	78,950	20.71
Released	(67,796)	13.11
Forfeited	(5,604)	17.79

Outstanding at August 31, 2006	362,900	18.05

Unearned compensation for grants under the 1991 Plan representing the fair market value of the shares at the date of grant is charged to income over the five-year vesting period. Unearned compensation for grants under the 2002 Plan representing the fair market value of the shares at the date of grant is charged to income over the four-year vesting period. Compensation expense for restricted stock was $1.5 million in 2006 $1.1 million in 2005 and $1.4 million in 2004.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2 (“FSP 123R-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of SFAS 123R on September 1, 2005.

In November 2005, the FASB issued FSP No. 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. The guidance in FSP 123R-3 was effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in FSP 123R-3, the entity should follow the transition method described in Paragraph 81 of SFAS 123R. SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”). The Company is using the transition method as described in Paragraph 81 of SFAS 123R.

NOTE 10 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2006	2005	2004

Weighted-average shares outstanding:
Basic	29,961,580	30,619,780	30,128,117
Incremental shares from stock options	174,674	237,977	282,931
Incremental shares from restricted stock	257,956	192,033	164,009

Diluted	30,394,210	31,049,790	30,575,057

For fiscal years 2006, 2005, and 2004, there were approximately 1.0 million, 1.1 million and 1.4 million, respectively, of equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The following presents the computation of adjusted net income used in computing net income per share:

	Year Ended August 31,
	2006	2005	2004
	(In thousands)

Net income	$32,662	$32,093	$27,906
Less: Preferred stock dividends	(53)	(53)	(53)

Net income applicable to common stock	$32,609	$32,040	$27,853

NOTE 11 — CAPITAL STOCK AND STOCKHOLDER RIGHTS PLAN

The Board of Directors approved 1,000,000 shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions as determined by the Board of Directors.

On January 26, 2006, the Board of Directors adopted a Shareholder Rights Plan and, on February 9, 2006, distributed Rights to each record holder of the Company’s Common Stock on that date. Each Right is attached to each share of Common Stock and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Special Stock, a series of the Special Stock, at a Purchase Price of $85.00 per unit (the “Purchase Price”), subject to adjustment.

Initially, the Rights are to be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights certificate will be distributed. The Rights will separate from the Common Stock and will be distributed (the “Distribution Date”) upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock (the “Stock Acquisition Date”) or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock. The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 9, 2012, unless earlier redeemed by the Company. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

If an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Common Stock, each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company), having a value equal to two times the Exercise Price of the Right. The Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph (the “Flip-In

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

Events”), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.

If following the Stock Acquisition Date, (i) the Company engages in a merger or business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or business combination transaction in which the Company is the surviving corporation and the Common Stock of the Company is changed or exchanged; or (iii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, Common Stock of the acquiring company having a value equal to two times the Exercise Price of the Right.

The Purchase Price payable, and the number of Units of Special Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. At any time until 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.01 redemption price.

See Note 18 for information on subsequent event.

NOTE 12 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $6.0 million in 2006, $5.8 million in 2005, and $5.4 million in 2004. The future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes, insurance, etc. are as follows:

Minimum Rental
(In thousands)

Year ended August 31,
2007	$4,355
2008	3,014
2009	2,006
2010	1,294
2011	1,056
2012 and thereafter	248

$11,973

NOTE 13 — SEGMENT INFORMATION

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

The North American segment includes operations conducted in the United States, Canada, and Mexico. The Company’s European segment includes operations conducted in Belgium, France, Germany, Poland, Hungary, Indonesia, Italy, Spain, Switzerland, China, Luxembourg, Denmark and the United Kingdom. The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies.”

Operating income includes all items except for interest expense, interest income, restructuring, loss on extinguishment of debt, goodwill impairment and taxes. Corporate expenses have been allocated between the North American and European segments. Assets of geographic segments represent those assets identified with the operation of each segment.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

	North
	America	Europe	Other	Consolidated
	(In thousands)

August 31, 2006
Sales to unaffiliated customers	$493,644	$1,122,742	$—	$1,616,386

Gross profit	$56,120	$163,826	$—	$219,946

Operating income (loss)	$(9,069)	$79,126	$—	$70,057
Interest expense, net	—	—	(2,924)	(2,924)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(9,069)	$79,126	$(7,910)	$62,147

Identifiable assets	$305,998	$536,539	$—	$842,537

Depreciation expense	$10,460	$14,452	$—	$24,912

Capital expenditures	$18,441	$10,798	$—	$29,239

August 31, 2005
Sales to unaffiliated customers	$439,441	$993,755	$—	$1,433,196

Gross profit	$46,282	$146,357	$—	$192,639

Operating income (loss)	$(11,000)	$62,777	$—	$51,777
Interest expense, net	—	—	(2,259)	(2,259)
Restructuring expense	(182)	—	—	(182)

Income (loss) before taxes	$(11,182)	$62,777	$(2,259)	$49,336

Identifiable assets	$273,746	$510,616	$—	$784,362

Depreciation expense	$10,833	$14,249	$—	$25,082

Capital expenditures	$13,491	$13,453	$—	$26,944

August 31, 2004
Sales to unaffiliated customers	$410,179	$828,912	$—	$1,239,091

Gross profit	$43,906	$139,577	$—	$183,483

Operating income (loss)	$(7,455)	$67,013	$—	$59,558
Interest expense, net	—	—	(2,356)	(2,356)
Restructuring expense	(731)	—	—	(731)
Goodwill impairment	(1,820)	—	—	(1,820)

Income (loss) before taxes	$(10,006)	$67,013	$(2,356)	$54,651

Identifiable assets	$281,860	$442,236	$—	$724,096

Depreciation expense	$11,701	$14,169	$—	$25,870

Capital expenditures	$7,109	$15,178	$—	$22,287

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

Below is a summary of sales by point of origin and assets by location:

	2006	2005	2004
	(In thousands)
Net Sales:
United States	$366,836	$320,698	$301,474
Germany	510,100	456,765	372,900
Other International	739,450	655,733	564,717

	$1,616,386	$1,433,196	$1,239,091

Long Lived Assets:
United States	$66,491	$57,523	$53,650
International	120,388	123,788	123,056

	$186,879	$181,311	$176,706

The majority of the Company’s sales for the years ended August 31, 2006, 2005 and 2004 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(In thousands, except for %’s)
Product Family
Color and additive concentrates	$579,825	36	$501,159	35	$444,483	36
Polyolefins	495,163	31	424,066	30	338,278	27
Engineered compounds	393,312	24	377,008	26	333,630	27
Polyvinyl chloride (PVC)	64,174	4	54,952	4	57,018	5
Tolling	16,482	1	16,117	1	13,380	1
Other	67,430	4	59,894	4	52,302	4

	$1,616,386	100	$1,433,196	100	$1,239,091	100

NOTE 14 — CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2006, a railroad company filed suit against the Company seeking compensatory damages and reimbursement of environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company subsequently filed an answer to this complaint and both parties are now conducting discovery. Management of the Company, in consultation with legal counsel, is of the opinion that a valid cause of action does not exist. The Company will continue to pursue resolution of this matter. The Company has not recorded a reserve relating to this matter. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 15 — TENDER OFFER AND SHARE REPURCHASE PROGRAM

On February 21, 2006 the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006 and it expired on April 11, 2006. On April 25, 2006 the Company announced the final results of the self-tender offer where the Company accepted for purchase 2,071,585 shares at a price of $24.00 per share for a total of approximately $49.7 million. The Company also incurred costs in connection with the self-tender of $0.5 million in legal and professional fees.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. During the year ended August 31, 2006, the Company repurchased 2,000,081 common shares under the new program at an average cost of $22.76 per share, excluding commissions. Under the current plan the Company has approximately 4.7 million shares still available to be repurchased. During fiscal 2006, the Company purchased approximately 4.1 million shares of its common stock at an average price of $23.39 excluding transaction fees through the Repurchase Program and self-tender offer.

NOTE 16 — NORTH AMERICAN RESTRUCTURING

During fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $0.2 million and $1.8 million for the years ended August 31, 2005 and 2004, respectively. There were no charges related to this plan during the year ended August 31, 2006.

The charges were primarily non-cash and are summarized below:

			Accrual			Accrual
	Original	Paid Fiscal	Balance	2005	Paid Fiscal	Balance
	Charge	2004	8/31/04	Charges	2005	8/31/05
	(In thousands)

Employee related costs	$350	$—	$350	$(34)	$(316)	$—
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$182	$(598)	$—

Accelerated depreciation, included in North America cost of sales in 2004	1,353

	$1,769

Restructuring charges for 2005 represent additional equipment removal costs pertaining to the 2004 Nashville restructuring. The employee related costs included severance payments and medical insurance for 30 employees at the Nashville facility. The other costs included equipment removal and other exit costs that were incurred as of August 31, 2005. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $1.4 million. At August 31, 2005, the restructuring was complete, therefore no further cash out-flows were required by the Company.

During fiscal 2003, the Company implemented a restructuring program in its North American operations. The purpose of the program was to improve cost efficiencies and profitability. A large part of this plan included the termination of manufacturing at its plant in Orange, Texas. The Company completed its 2003 restructuring plan at August 31, 2003. As a result, the Company recorded a pre-tax charge of $8.6 million, net of a curtailment gain of $0.3 million, for the year ended August 31, 2003. The Company also incurred restructuring expense totaling $0.3 million related primarily to the disposal of additional equipment and to work pertaining to the closing of the Texas facility during fiscal 2004.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

The charges for this restructuring were primarily non-cash and are summarized below:

		Paid Fiscal		Accrual		Accrual
	Original	2003 and	2004	Balance	Paid Fiscal	Balance
	Charge	2004	Charges	8/31/04	2005	8/31/05
	(In thousands)

Employee related costs	$1,972	$(1,969)	$—	$3	$(3)	$—
Other costs	4,265	(4,580)	(315)	—	—	—

Restructuring	6,237	$(6,549)	$(315)	$3	$(3)	$—

Accelerated depreciation, included in North America cost of sales in 2004	2,379

	$8,616

The employee related costs included severance payments and medical insurance, net of a curtailment gain of $0.3 million, for 35 salaried and 97 hourly employees primarily at facilities in Ohio and Texas. The curtailment gain represents the gain realized from a reduction of the post-retirement obligation due to a reduction in the workforce. The other costs include a $1.3 million write-down of the Texas manufacturing facility, the fair market value of which was determined from an independent third party appraisal, a $2.3 million write-off and disposal of manufacturing equipment and other assets related to dropped product lines and other exit costs. The accelerated depreciation represents a change in estimate for the reduced life on equipment at the Texas manufacturing facility totaling $2.4 million. The restructuring was complete at August 31, 2005 therefore no further cash out-flows were required by the Company.

See Note 18 for information on subsequent event.

NOTE 17 — PURCHASE COMMITMENTS

In 2002, the Company entered into a long-term supply agreement with a producer of thermoplastic polyurethane (TPU). During fiscal 2004, per the terms of the agreement, the Company served notice of termination of the supply agreement. As a result of further discussions with the producer, the Company reinstated the terms of the agreement for minimum usage requirements. The Company has been purchasing and the producer has been supplying TPU pursuant to the agreement. This agreement will expire during fiscal 2007 after which the Company will have no further obligation related to purchases from this supplier.

In 2005, the Company entered into a purchase agreement with one of its suppliers which required the Company to purchase material based on then current market prices. Under this agreement, monthly purchases were made at the existing market prices at the time of purchase. During fiscal 2006, the Company renegotiated this contract with the supplier to adjust the required amount of purchases as well as the contract term. Under the new terms, the renegotiated agreement is no longer long-term in nature as no purchases are required by the Company after fiscal 2007.

NOTE 18 — SUBSEQUENT EVENTS

In October 2006, the Company reached another agreement with the Barington Group, which as of the date of the agreement owned in the aggregate 2,816,536 shares, or approximately 10.5% of the Company’s common stock (the “2006 Agreement”). Under the terms of the 2006 Agreement, the Barington Group withdrew a notice of its intent to nominate certain persons for election as directors at the 2006 annual meeting, agreed to dismiss a lawsuit it had filed against the Company in Delaware seeking to enforce its rights as a stockholder to inspect and copy certain books, records and documents of the Company, and agreed to abide by certain standstill provisions until the Company’s 2007 annual meeting. The Company has made several commitments under the 2006 Agreement, including agreeing to redeem any rights issued to the Company’s stockholders under the Shareholder Rights Plan, and to cause the Rights Plan to be terminated and of no further force or effect, on or prior to the 2006 Annual Meeting of Stockholders. The Company agreed, among other things, to nominate James S. Marlen, Ernest J. Novak, Jr. (each current directors of the Company), Howard R. Curd and Michael A. McManus, Jr.

A. Schulman, Inc.
Notes to Consolidated Financial Statements — (Continued)

on the Board’s slate of nominees for election as Class II directors of the Company at the 2006 annual meeting. The 2006 Agreement also superseded the 2005 Agreement, except with respect to Sections 5(d), 6(a) and 9 of the 2005 Agreement.

In October 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in North America, the Company announced its intentions to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. As a result, the Company expects to record a charge during fiscal 2007 in an estimated range of $1.0 million to $3.0 million. The Company expects the charge to include costs such as severance payments, medical insurance, accelerated depreciation, equipment removal costs, other exit costs and the impact on its postretirement obligation due to the reduction in the workforce.

NOTE 19 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2005	2006(c)	2006(d)	2006	2006
	(In thousands, except per share data)

Net Sales	$396,525	$371,219	$427,313	$421,329	$1,616,386
Gross Profit	60,036	50,574	57,422	51,914	219,946
Net Income (a)(b)	12,309	3,940	8,920	7,493	32,662
Basic and Diluted Earnings Per Share of Common Stock:
Basic	$0.40	$0.12	$0.30	$0.27	$1.09
Diluted	$0.40	$0.12	$0.29	$0.26	$1.07

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2004	2005(f)	2005(g)	2005	2005

Net Sales	$363,142	$350,042	$374,948	$345,064	$1,433,196
Gross Profit	53,636	47,281	47,449	44,273	192,639
Net Income (e)	7,015	11,210	7,407	6,461	32,093
Basic and Diluted Earnings Per Share of Common Stock:
Basic	$0.23	$0.36	$0.25	$0.21	$1.05
Diluted	$0.23	$0.36	$0.23	$0.21	$1.03

(a)	Net income for the quarters ended November 30, 2005, February 28, 2006, May 31, 2006 and August 31, 2006 included charges related to the implementation of SFAS 123R of $1,765, $852, $1,000 and $900, respectively.

(b)	Net income for the quarter ended November 30, 2005 included a tax charge of $3,070 in anticipation of the estimated dividend repatriation from Europe. Net income for the quarter ended February 28, 2006 increased as a result of a reduction in that estimate of $827.

(c)	Net income for the quarter ended February 28, 2006 included charges related to the extinguishment of debt in the amount of $4,986, and income from the cancellation of certain distribution agreements in Europe of $600, net of tax.

(d)	Net income for the quarter ended May 31, 2006 included a charge of $760 for tax contingencies and income from life insurance proceeds of $494.

(e)	Net income for the quarters ended November 30, 2004 and February 28, 2005 included charges of $204 and $12, respectively, for costs relating to North America restructuring and the May 31, 2005 quarter included a credit of $34 for costs relating to North America restructuring.

(f)	Net income for the quarter ended February 28, 2005 included $4,370 of tax benefits from tax reserves no longer required due to a change in Mexican tax laws effective December, 2004 and the favorable settlement of a tax claim in Canada.

(g)	Net income for the quarter ended May 31, 2005 included income of $962 from a change in estimate relating to freight in North America. Net income for the quarter ended May 31, 2005 also included a gain of $497 on the sale of an office in Europe.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The Board of Directors has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Ernest J. Novak, Jr. is an “audit committee financial expert” as defined in regulations adopted by the Securities and Exchange Commission. Mr. Novak is independent under The NASDAQ Stock Market LLC standards.

The information required in response to this Item in respect of Directors is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s proxy statement for its 2006 Annual Meeting (the “Proxy Statement”) for which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement and is incorporated herein by reference. The information required in response to this Item in respect of changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “Corporate Governance — Board Committees — Nominating and Corporate Governance Committee” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is set forth under the caption “Compensation of Executive Officers” in the Proxy Statement for which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement for which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this Item is included under the caption “Ratification of Selection of Independent Registered Public Accountants” in the Proxy Statement for which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) Financial Statements

The consolidated financial statements files as part of this Form 10-K are located as set forth in the index on page 34 of this report.

(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number

3(a)	Amended and Restated Articles of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for fiscal quarter ended February 28, 2006).
3(b)	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for fiscal quarter ended February 28, 2006).
4(a)	Rights Agreement dated as of January 26, 2006, between the Company and National City Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated January 26, 2006).
10(a)*	A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for fiscal year ended August 31, 1991).
10(b)*	Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(c)*	Second Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(k) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).
10(d)*	Third Amendment to A. Schulman, Inc. 1991 Stock Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).
10(e)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company’s Form 10-K for fiscal year ended August 31, 1992).
10(f)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(g)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).
10(h)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).
10(i)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2000).
10(j)*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).
10(k)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended August 31, 1995).
10(l)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(m)*	Supplemental Executive Retirement Plan of the Company, effective January 1, 2004 (incorporated by reference to Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).
10(n)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).
10(o)*	Employment Agreement between the Company and Alain C. Adam dated December 9, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for fiscal quarter ended February 29, 2000).
10(p)*	Employment Agreement between the Company and John M. Myles dated as of July 8, 1998 (incorporated by reference to Exhibit 10(p) to the Company’s Form 10-K for fiscal year ended August 31, 1998).
10(q)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).
10(r)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for fiscal year ended August 31, 1992).
10(s)*	Form of Amendment to Deferred Compensation Agreements between the Company and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(t)*	Employment Agreement between the Company and Barry A. Rhodes dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 28, 2002).
10(u)*	Employment Agreement between the Company and Paul F. DeSantis, dated January 4, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 4, 2006).
10(v)*	Transition Agreement between the Company and Robert A. Stefanko (incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2006).
10(w)*	A. Schulman, Inc. 2002 Equity Incentive Plan Stock Option Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 18, 2004).

Exhibit
Number

10(x)*	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 18, 2004).
10(y)*	A. Schulman, Inc. 2002 Equity Incentive Plan Stock Option Award Agreement (Director Form) (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated October 18, 2004).
10(z)*	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Award Agreement (Director Form) (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 18, 2004).
10(aa)	A. Schulman, Inc. 2002 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 12, 2005).
10(bb)	Credit Agreement, dated as of February 28, 2006, among A. Schulman, Inc., A. Schulman Europe GmbH, A. Schulman Plastics, S.A., and A. Schulman International Services NV, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as European agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 28, 2006).
10(cc)	Note Purchase Agreement, dated as of March 1, 2006, by and between A. Schulman Europe GmbH, A. Schulman, Inc. and the Purchasers and Guarantors named therein (incorporated by reference to Exhibit 99.2 to the Company’s current Report on Form 8-K dated February 28, 2006).
10(dd)	ISDA (International Swap Dealers Association, Inc.) Master Agreement by and between KeyBank National Association and the Company dated January 13, 2004 (incorporated by reference to Exhibit 10(ff) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).
10(ee)	Agreement dated October 21, 2005 among the Company, Barington Capital Group, L.P. and others (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2005).
10(ff)	Agreement dated October 25, 2006 among the Company, Barington Capital Group, L.P. and others (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 25, 2006).
10(gg)*	Non-Employee Directors Compensation (filed herewith)
10(hh)*	The Company’s Directors Deferred Units Plan, as amended and restated effective October 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(ii)	Form of Indemnification Agreement for all Executive Officers and Directors of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(jj)*	The Company’s 2007 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2006).
11	Computation of Basic and Diluted Earnings Per Common Share (filed herewith).
21	Subsidiaries of the Company (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

(b)	Exhibits.

See subparagraph (a)(3) above

(c)	Financial Statement Schedules.

See subparagraph (a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Paul F. DeSantis
Paul F. DeSantis
Chief Financial Officer

Dated: November 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Terry L. Haines Terry L. Haines	Director and Principal Executive Officer	November 3, 2006

/s/ Paul F. DeSantis Paul F. DeSantis	Principal Financial Officer and Principal Accounting Officer	November 3, 2006

* David G. Birney	Director

* Joseph M. Gingo	Director

* Willard R. Holland	Director

* James A. Karman	Director

* James S. Marlen	Director

* Peggy Miller	Director

James A. Mitarotonda	Director

* Ernest J. Novak, Jr.	Director

* Paul Craig Roberts	Director

Signature		Title	Date

* John B. Yasinsky		Director

*By:	/s/ Terry L. Haines Terry L. Haines Attorney-in-Fact

November 3, 2006

*	Powers of attorney authorizing Terry L. Haines to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

F-1

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS

Schedule F-1

	Balance at	Charges to				Balance at
	beginning	cost and	Net	Translation		close of
	of period	expenses	Write-offs	Adjustment	Other	period
	(In thousands)

Reserve for doubtful accounts
Year ended August 31, 2006	$8,227	$2,453	$(1,458)	$187	$—	$9,409
Year ended August 31, 2005	$9,268	$1,363	$(2,599)	$195	$—	$8,227
Year ended August 31, 2004	$8,814	$2,402	$(2,345)	$397	$—	$9,268
Inventory Reserve
Year ended August 31, 2006	$11,235	$1,801	$(4,659)	$161	$—	$8,538
Year ended August 31, 2005	$10,522	$5,803	$(5,246)	$156	$—	$11,235
Year ended August 31, 2004	$7,954	$7,035	$(5,092)	$625	$—	$10,522
Valuation allowance — deferred tax assets
Year ended August 31, 2006	$42,445	$—	$—	$—	$2,157	$44,602
Year ended August 31, 2005	$39,789	$—	$—	$—	$2,656	$42,445
Year ended August 31, 2004	$33,763	$—	$—	$—	$6,026	$39,789