Form 10-Q
period 2006-11-30
SCHULMAN A INC
filed 2007-01-05
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
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
Yes ☐      No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 31, 2006 – 26,946,582

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
A. Schulman, Inc.
Consolidated Statement of Income

	For the three months ended
	November 30,
	2006	2005
	Unaudited
	(In thousands except per share data)
Net Sales	$442,728	$396,525
Cost of sales	393,188	336,489
Selling, general and administrative expenses	40,248	36,290
Interest expense	1,831	1,027
Foreign currency transaction (gains) losses	(514)	260
Minority interest	233	350
Interest income	(361)	(584)
Other (income) expense	25	(218)
Restructuring expense - North America	118	—

	434,768	373,614

Income before Taxes	7,960	22,911
Provision for U.S. and Foreign Income Taxes	5,589	10,602

Net Income	2,371	12,309

Less: Preferred stock dividends	(13)	(13)

Net Income Applicable to Common Stock	$2,358	$12,296

Weighted-average Number of Shares Outstanding:
Basic	26,879	30,744
Diluted	27,311	31,097

Earnings per Share of Common Stock:
Basic	$0.09	$0.40

Diluted	$0.09	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Balance Sheet

	November 30,	August 31,
	2006	2006
	Unaudited
	(In thousands except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$63,000	$50,662
Accounts receivable, less allowance for doubtful accounts of $10,126 at November 30, 2006 and $9,409 at August 31, 2006	286,196	272,929
Inventories, average cost or market, whichever is lower	270,945	286,079
Prepaid expenses and other current assets	18,335	17,678

Total Current Assets	638,476	627,348

Other Assets:
Cash surrender value of life insurance	1,797	1,800
Deferred charges	20,234	20,444
Goodwill	5,487	5,392
Intangible assets	1,606	1,382

	29,124	29,018

Property, Plant and Equipment, at cost:
Land and improvements	16,048	15,778
Buildings and leasehold improvements	139,412	136,526
Machinery and equipment	323,540	317,499
Furniture and fixtures	37,265	35,918
Construction in progress	13,587	11,079

	529,852	516,800

Accumulated depreciation and investment grants of $1,128 at November 30, 2006 and $1,119 at August 31, 2006	341,219	329,921

	188,633	186,879

	$856,233	$843,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,516	$10,976
Accounts payable	129,840	135,930
U.S. and foreign income taxes payable	12,782	14,708
Accrued payrolls, taxes and related benefits	30,544	30,866
Other accrued liabilities	37,512	31,081

Total Current Liabilities	213,194	223,561

Long-term Debt	148,466	120,730
Other Long-term Liabilities	85,484	82,482
Deferred Income Taxes	6,587	7,196
Minority Interest	5,717	5,784
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares at November 30, 2006 and August 31, 2006	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common Stock $1 par value, authorized -75,000,000 shares, issued - 41,049,279 shares at November 30, 2006 and 40,707,018 shares at August 31, 2006	41,049	40,707
Other capital	92,576	86,894
Accumulated other comprehensive income	39,819	32,893
Retained earnings	501,448	502,998
Treasury stock, at cost, 14,113,977 shares at November 30, 2006 and 13,343,711 shares at August 31, 2006	(279,164)	(261,057)

Common Stockholders’ Equity	395,728	402,435

Total Stockholders’ Equity	396,785	403,492

	$856,233	$843,245

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Consolidated Statement of Cash Flows

	For the three months ended
	November 30,
	2006	2005
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$2,371	$12,309
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	6,460	5,983
Non-current deferred taxes	(897)	(312)
Pension and other deferred compensation	1,594	3,166
Postretirement benefit obligation	840	857
Minority interest in net income of subsidiaries	233	350
Restructuring charges	115	—
Changes in working capital:
Accounts receivable	(5,973)	(32,786)
Inventories	21,379	(8,969)
Prepaid expenses	(642)	81
Accounts payable	(8,980)	16,606
Income taxes	(1,988)	6,720
Accrued payrolls and other accrued liabilities	4,574	6,345
Changes in other assets and other long-term liabilities	546	2,499

Net cash provided from (used in) operating activities	19,632	12,849

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(5,333)	(6,557)
Disposals of property, plant and equipment	33	88

Net cash used in investing activities	(5,300)	(6,469)

Provided from (used in) financing activities:
Cash dividends paid	(3,921)	(4,524)
Increase (decrease) in notes payable	(8,505)	928
Borrowings on revolving credit facilities	40,813	—
Repayments on revolving credit facilities	(16,785)	(14,477)
Cash distributions to minority shareholders	(300)	(300)
Exercise of stock options	4,789	978
Purchase of treasury stock	(18,107)	—

Net cash used in financing activities	(2,016)	(17,395)

Effect of exchange rate changes on cash	22	(2,093)

Net increase (decrease) in cash and cash equivalents	12,338	(13,108)
Cash and cash equivalents at beginning of period	50,662	102,329

Cash and cash equivalents at end of period	$63,000	$89,221

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
(1)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three months ended November 30, 2006 are not necessarily indicative of the results expected for the year ended August 31, 2007.

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

(2)	Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. On November 30, 2006, 1,733,637 shares were available for grants of non-qualified stock options pursuant to the Company’s 2002 Equity Incentive Plan.

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. The time-based nonqualified stock options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. The 2006 Incentive Plan allows for 3,483,637 shares available for grant however any awards that were issued under the Company’s 2002 Equity Incentive Plan and are forfeited would become eligible for issuance under the 2006 Incentive Plan. This Plan terminates the shares available for grant under the Company’s 2002 Equity Incentive Plan. It has been the Company’s practice to issue new common shares upon stock option exercise.

There have been no grants during the first quarter of fiscal 2007.

A summary of stock options is as follows:

		Three months ended November 30,
	2006		2005
	Outstanding		Outstanding
	shares under	Weighted-average	shares under	Weighted-average
	option	exercise price	option	exercise price
Outstanding at beginning of period	1,568,276	$18.93	1,672,362	$17.09
Granted	—	—	512,750	19.20
Exercised	(257,711)	18.58	(65,711)	14.90
Forfeited and expired	(3,201)	19.22	(9,502)	19.15

Outstanding at end of period	1,307,364	19.00	2,109,899	17.66

Exercisable at the end of the period	839,229	18.39	1,054,104	16.17

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the three months ended November 30, 2006 and 2005 was approximately $1.4 million and $.3 million, respectively. The intrinsic value for stock options exercisable at November 30, 2006 was $4.6 million with a remaining term for options exercisable of 7.5 years. For stock options outstanding at November 30, 2006, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at November 30, 2006 was approximately 8 years. Stock options vested and expected to vest at November 30, 2006 were

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
1,269,039 with a remaining contractual term of 0.4 years and a weighted-average exercise price of $18.99. The aggregate intrinsic value of stock options vested and expected to vest was $6.3 million.

Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at November 30, 2006 was approximately $4.1 million. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

The total fair value of options vested during the three months ended November 30, 2006 and 2005 was approximately $3.6 million and $3.2 million, respectively.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2006	362,900	$18.05
Granted	—	—
Released	(84,550)	14.53
Forfeited	(7,750)	19.05

Outstanding at November 30, 2006	270,600	19.12

(3)	All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $29.3 million at November 30, 2006 and $13.7 million at August 31, 2006.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
(4)	A summary of the stockholders’ equity section for the three months ended November 30, 2006 and 2005 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated Other			Total
	Preferred	Common		Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Other Capital	Income (loss)	Earnings	Stock	Equity
Balance at September 1, 2006	$1,057	$40,707	$86,894	$32,893	$502,998	$(261,057)	$403,492
Comprehensive income:
Net income	—	—	—	—	2,371	—
Foreign currency translation gain	—	—	—	6,926	—	—
Total comprehensive income							9,297
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	(13)
Common stock, $.145 per share	—	—	—	—	(3,908)	—	(3,908)
Stock options exercised	—	258	4,531	—	—	—	4,789
Issue of restricted stock	—	84	(84)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(18,107)	(18,107)
Non-cash stock based compensation	—	—	740	—	—	—	740
Amortization of restricted stock	—	—	495	—	—	—	495

Balance at November 30, 2006	$1,057	$41,049	$92,576	$39,819	$501,448	$(279,164)	$396,785

				Accumulated Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income (loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income:
Net income	—	—	—	—	12,309	—	—
Foreign currency translation gain (loss)	—	—	—	(11,516)	—	—	—
Total comprehensive income								793
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common stock, $.145 per share	—	—	—	—	(4,511)	—	—	(4,511)
Stock options exercised	—	65	913	—	—	—	—	978
Reclassification due to adoption of SFAS 123R	—	—	(3,234)	—	—	—	3,234	—
Non-cash stock based compensation	—	—	1,765	—	—	—	—	1,765
Amortization of restricted stock	—	—	398	—	—	—	—	398

Balance at November 30, 2005	$1,057	$40,054	$74,815	$15,036	$495,783	$(165,232)	$—	$461,513

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended
	November 30,
	2006	2005
	(in thousands)
Weighted-average shares outstanding:
Basic	26,879	30,744
Incremental shares from stock options	220	148
Incremental shares from restricted stock	212	205

Diluted	27,311	31,097

For the three months ended November 30, 2006 and 2005, there were approximately 0.1 million and 1.3 million, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(6)	The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	November 30,	August 31,
	2006	2006
	(in thousands)
Foreign currency translation gain	$46,128	$39,202
Minimum pension liability	(6,309)	(6,309)

	$39,819	$32,893

Foreign currency translation gains are not tax effected as such gains are considered permanently reinvested. Minimum pension liability adjustments are recorded net of tax using the applicable effective tax rate.

(7)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker. On this basis, the Company operates in two geographic segments, North America and Europe, including Asia (“Europe”). A reconciliation of segment income to consolidated income (loss) before taxes is presented below:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005

	(in thousands)

	North
	America	Europe	Other	Consolidated
Three months ended November 30, 2006

Sales to unaffiliated customers	$118,294	$324,434	$—	$442,728

Gross profit	$8,067	$41,473	$—	$49,540

Income (loss) before interest, restructuring and taxes	$(7,718)	$17,266	$—	$9,548
Interest expense, net	$—	$—	$(1,470)	$(1,470)
Restructuring expense - North America	$(118)	$—	$—	$(118)

Income (loss) before taxes	$(7,836)	$17,266	$(1,470)	$7,960

Three months ended November 30, 2005

Sales to unaffiliated customers	$125,426	$271,099	$—	$396,525

Gross profit	$17,229	$42,807	$—	$60,036

Income before interest and taxes	$867	$22,487	$—	$23,354
Interest expense, net	$—	$—	$(443)	$(443)

Income (loss) before taxes	$867	$22,487	$(443)	$22,911

The majority of the Company’s sales for the three months ended November 30, 2006 and 2005 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

		For the three months ended November 30,
Product Family	2006		2005
		(in thousands, except for %’s)
Color and additive concentrates	$157,490	35%	$133,950	34%
Polyolefins	135,933	31	123,356	31
Engineered compounds	108,284	24	100,759	25
Polyvinyl chloride (PVC)	16,010	4	15,875	4
Tolling	4,538	1	3,351	1
Other	20,473	5	19,234	5

	$442,728	100%	$396,525	100%

(8)	A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended
	November 30,
	2006	2005
Statutory U.S. tax rate	35.0%	35.0%
Domestic losses with no benefit	45.2	3.4
Dividends repatriated from Europe	—	13.4
Amount of foreign taxes at less than statutory U.S. tax rate	(11.8)	(5.7)
Other	1.8	0.2

	70.2%	46.3%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
(9)	In October 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company approved a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The Orange, Texas warehouse is anticipated to close during the second quarter of fiscal 2007, while the manufacturing lines at the Orange, Texas plant are anticipated to continue production through the third quarter of fiscal 2007. As a result, the Company recorded pre-tax charges of $.4 million for the three months ended November 30, 2006.

These charges were primarily non-cash and are summarized below:

	(in thousands)
			Accrual balance
	Original Charge	Paid fiscal 2007	11/30/06
Employee related costs	$114	$—	$114
Other costs	4	(4)	—

Restructuring	118	$(4)	$114

Accelerated depreciation, included in North America cost of sales in 2007	253

	$371

The employee related costs included severance payments and medical insurance for 18 employees at facilities in Ohio and Texas. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $.3 million. At November 30, 2006, the Company estimated it will incur additional charges of $.5 million for employee related costs and additional depreciation of $.9 million in fiscal 2007.

(10)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:

	Three Months Ended November 30,
	2006	2005
	(in thousands)
Service cost	$602	$571
Interest cost	905	749
Expected return on plan assets	(257)	(212)
Net actuarial loss and net amortization of prior service cost and transition obligation	250	217

Net periodic benefit cost	$1,500	$1,325

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
Postretirement benefit cost included the following components:

	Three Months Ended November 30,
	2006	2005
	(In thousands)
Service cost	$460	$499
Interest cost	441	417
Net amortization of prior service cost and unrecognized loss	40	117

Net periodic benefit cost	$941	$1,033

(11)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

(12)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. While repair work continues and operations have returned to normal, the financial impact from this hurricane is still being assessed. The claim for this hurricane has been filed with the insurance carriers, but the ultimate amount of any gain or loss related to this claim has not yet been determined. It is anticipated that amounts not covered by insurance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(13)	In October 2006, the Company reached an agreement with the Barington Group, which as of the date of the agreement owned in the aggregate 2,816,536 shares, or approximately 10.5% of the Company’s common stock (the “2006 Agreement”). Under the terms of the 2006 Agreement, the Barington Group withdrew a notice of its intent to nominate certain persons for election as directors at the 2006 annual meeting, agreed to dismiss a lawsuit it had filed against the Company in Delaware seeking to enforce its rights as a stockholder to inspect and copy certain books, records and documents of the Company, and agreed to abide by certain standstill provisions until the Company’s 2007 annual meeting. The Company has made several commitments under the 2006 Agreement, including agreeing to redeem any rights issued to the Company’s stockholders under the Shareholder Rights Plan, and to cause the Rights Plan to be terminated and of no further force or effect. The Company agreed, among other things, to nominate James S. Marlen, Ernest J. Novak, Jr. (each current directors of the Company), Howard R. Curd and Michael A. McManus, Jr. on the Board’s slate of nominees for election as Class II directors of the Company at the 2006 annual meeting. On December 7, 2006, the Company’s stockholders approved election of the above nominees to the Company’s Board of Directors.

(14)	In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The adoption of FIN 48 is required by the

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended November 30, 2006 and 2005
Company in fiscal year 2008. The Company is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations and cash flows.

(15)	On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

(16)	On September 29, 2006 the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in its adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 at November 30, 2006, the Company’s liabilities would have increased by approximately $26.0 million and accumulated other comprehensive income would have decreased by approximately $26.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and the Results of Operations
Results of Operations
Sales of $442.7 million were the highest first-quarter revenues in the history of the Company. Net sales increased $46.2 million or 11.7% over last year’s first-quarter sales of $396.5 million. The translation effect of foreign currencies, primarily the euro, increased sales by $20.4 million for the three months ended November 30, 2006. The reasons for the change in sales for the three months ended November 30, 2006 are as follows:

Increase (decrease)
Tonnage	4.0%
Price and product mix	2.5
Translation effect	5.2

11.7%

The primary reason for the higher tonnage was an 8.6% increase in Europe, which includes Asia. The increase in European tonnage relates primarily to additional sales of lower margin, higher volume products. Tonnage in North America was down 6% as a result of decreased demand, primarily in the automotive market.
A comparison of consolidated sales by business segment for the three months ended November 30, 2006 and 2005 is as follows:

		(in thousands, except for %’s)
	Three months ended November 30,		Increase (decrease)
Sales	2006	2005	$	%
Europe	$324,434	$271,099	$53,335	19.7%
North America	118,294	125,426	(7,132)	-5.7%

	$442,728	$396,525	$46,203	11.7%

The two largest markets served by the Company are the packaging and automotive markets. For the three months ended November 30, 2006, approximately 36% of consolidated sales were derived from packaging and 16% from the automotive market. For the three months ended November 30, 2005, approximately 35% and 20% of consolidated sales were derived from the packaging and automotive markets, respectively. For the North America segment, sales to customers in the automotive market accounted for 36% and 41% for the three months ended November 30, 2006 and 2005, respectively. For the Europe segment, sales to customers in the packaging market accounted for 43% and 42% for the three months ended November 30, 2006 and 2005, respectively. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture.

The majority of the Company’s sales for the three months ended November 30, 2006 and 2005 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

		For the three months ended November 30,
Product Family	2006		2005
		(in thousands, except %’s)
Color and additive concentrates	$157,490	35%	$133,950	34%
Polyolefins	135,933	31	123,356	31
Engineered compounds	108,284	24	100,759	25
Polyvinyl chloride (PVC)	16,010	4	15,875	4
Tolling	4,538	1	3,351	1
Other	20,473	5	19,234	5

	$442,728	100%	$396,525	100%

A comparison of gross profit dollars and percentages by business segment for the three months ended November 30, 2006 and 2005 is as follows:

		(in thousands, except for %’s)

	For the three months ended November 30,		Increase (decrease)
	2006	2005	$	%
Gross profit $
Europe	$41,473	$42,807	$(1,334)	(3.1)
North America	8,067	17,229	(9,162)	(53.2)

Consolidated	$49,540	$60,036	$(10,496)	(17.5)

Gross profit %
Europe	12.8	15.8
North America	6.8	13.7
Consolidated	11.2	15.1
The gross profit dollars and percentages decreased for Europe for the three months ended November 30, 2006 primarily because of increased sales of commodity products with lower margins and higher material costs that were not fully passed on through increased selling prices due to competitive price pressures.
Gross profit and gross profit percentages for North America decreased for the three months ended November 30, 2006. The decreases were the result of increased raw materials costs that were not fully passed on through increased selling prices. This, combined with weak markets, made it difficult to pass the cost increases onto customers. Comparatively the first quarter of fiscal 2006 was exceptionally strong with disruptions in the market which allowed the Company to effectively raise prices. Also contributing to the margin shortfall were increased logistics costs and the Company’s investment in the new Invision® product line.

     A comparison of capacity utilization levels for the three months ended November 30, 2006 and 2005 is as follows:

	For the three months ended November 30,
	2006	2005
Europe	105%	99%
North America	79%	86%
Worldwide	95%	94%
Capacity utilization for North America in the 2006 quarter decreased as a result of weakening markets. In Europe a change in product mix required some of Europe’s manufacturing facilities to temporarily add additional shifts above the normal production schedule. Capacity utilization is calculated by dividing production pounds by practical capacity at each plant.
Selling, general and administrative expenses were $40.2 million and $36.3 million for the three months ended November 30, 2006 and 2005, respectively. This represents an increase of approximately $3.9 million from the same quarter last year. The translation effect of foreign currencies, primarily the euro, increased selling, general and administrative expenses approximately $1.4 million for the November 2006 quarter. Excluding the effect of foreign exchange, selling, general and administrative expenses would have increased 6.9%. The increase is primarily due to increased compensation costs of approximately $1.1 million and increased service costs of approximately $1.5 million. The primary driver of the increased service costs were legal and professional costs related to the Company’s evaluation of an acquisition.
Interest expense increased $.8 million for the three months ended November 30, 2006 as compared to the same period last year due to higher levels of borrowing.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. For the three months ended November 30, 2006 there was a $.5 million foreign currency transaction gain, due primarily to changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso. Foreign currency transaction losses for the three months ended November 30, 2005 were $.3 million due primarily to changes in the value of the U.S. dollar compared with the euro.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
In October 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company approved a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The Orange, Texas warehouse is anticipated to close during the second quarter of fiscal 2007, while the manufacturing lines at the Orange, Texas plant are anticipated to continue production through the third quarter of fiscal 2007. As a result, the Company recorded pre-tax charges of $.4 million for the three months ended November 30, 2006.
     These charges were primarily non-cash and are summarized below:

	(in thousands)
			Accrual balance
	Original Charge	Paid fiscal 2007	11/30/06
Employee related costs	$114	$—	$114
Other costs	4	(4)	—

Restructuring	118	$(4)	$114

Accelerated depreciation, included in North America cost of sales in 2007	253

	$371

The employee related costs included severance payments and medical insurance for 18 employees at facilities in Ohio and Texas. The accelerated depreciation represents a change in estimate for the reduced life on equipment totaling $.3 million. At November 30, 2006, the Company estimated it will incur additional charges of $.5 million for employee related costs and additional depreciation of $.9 million in fiscal 2007. The Company estimates it will make additional cash outlays of approximately $.7 million related to this plan in fiscal 2007 and 2008. In connection with this restructuring, the Company anticipates approximately $4.0 million in annual cost savings.
Income (loss) before interest, restructuring and taxes is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Management of the Company believes that income (loss) before interest, restructuring and taxes is a useful financial measure because it provides management and investors with an additional means of evaluating the Company’s operating performance. The following table reconciles income (loss) before interest and restructuring to income before taxes:

	For the three months ended November 30,		Favorable
	2006	2005	(Unfavorable)
		(in thousands)
Europe	$17,266	$22,487	$(5,221)
North America	(7,718)	867	(8,585)
Restructuring, North America	(118)	—	(118)
Interest expense, net	(1,470)	(443)	(1,027)

Income before taxes	$7,960	$22,911	$(14,951)

European income before interest and taxes decreased for the three months ended November 30, 2006 because of decreased gross profit of $1.3 million. In addition, selling, general and administrative expenses for Europe increased by approximately $3.4 million, or 17.5%, compared to the same period last year. The translation effect of foreign currencies increased these expenses by $1.3 million. The remaining increase was due to the increase in services of approximately $1.7 million. This increase was primarily driven by legal and professional costs related to the evaluation of an acquisition.
North American income before interest and taxes for the three months ended November 30, 2006 decreased $8.6 million because of a decline in gross profit margins. The decline in margins was the result of weakened markets, lower production and increased logistics costs compared with an exceptionally strong first quarter in the prior year.
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended
	November 30,
	2006	2005
Statutory U.S. tax rate	35.0%	35.0%
Domestic losses with no benefit	45.2	3.4
Dividends repatriated from Europe	—	13.4
Amount of foreign taxes at less than statutory U.S. tax rate	(11.8)	(5.7)
Other	1.8	0.2

	70.2%	46.3%

The translation effect of foreign currencies, primarily the euro, increased net income by $.7 million for the three months ended November 30, 2006.
Management is hopeful that the market slowdown from the first quarter, and leading into the second quarter, will improve. The Company is seeing signs that customers are nearing the end of efforts to reduce inventory, and that orders will begin to trend upward as a result. Stronger markets, a favorable euro and the results of the Company’s cost-saving initiatives, which include inventory improvements, purchasing and freight efficiencies, and margin improvement initiatives, should have a positive impact on results for the remainder of the year. For the longer term, various ongoing efforts to achieve fundamental improvements will help position the Company for future profitable growth.
Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, repayment of long-term debt and capital expenditures. Presently, the Company anticipates that cash flow from operations and availability under credit arrangements will be sufficient to meet its short and long-term operational requirements.
Net cash provided from operations was $19.6 million and $12.8 million for the three months ended November 30, 2006 and 2005, respectively. The improvement from last year was due primarily to a reduction of inventory partially offset by unfavorable cash flows from both accounts receivable and accounts payable which were driven by higher sales levels and lower production volumes, respectively.

	November 30,	August 31,
	2006	2006	% Change
	(in millions, except for %’s)
Cash and Cash Equivalents	$63.0	$50.7	24.3%
Working Capital, excluding cash	362.3	353.0	2.6
Long-Term Debt	148.5	120.7	23.0
Stockholders’ Equity	396.8	403.5	(1.7)
The Company’s cash and cash equivalents increased $12.3 million from August 31, 2006. The primary reason for the increase relates to the reduction of inventory of approximately $15.2 million. Working capital, excluding cash, was $362.3 million, an increase of $9.3 million from August 31, 2006. The primary reason for the increase in working capital was the increase in accounts receivable of $13.3 million and the decrease in notes and accounts payable. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $7.4 million. Accounts payable declined $6.1 million due primarily to reduced inventory purchases as a result of inventory reduction measures and decreased production. As a result of efforts to drive down inventory balances, inventory has decreased to $270.9 million as of November 30, 2006, compared with $286.1 million at the end of fiscal 2006.
The Company increased total long-term debt by $27.8 million during the three months ended November 30, 2006. Total long-term debt was $148.5 million as of November 30, 2006. Increased borrowings were a result of repurchases of the Company’s common stock from its share buyback plan and general corporate purposes.
Capital expenditures for the three months ended November 30, 2006 were $5.3 million compared with $6.6 million last year. The major components of the capital expenditures include $2.1 million for the new Invision® product line and new machinery and equipment for facilities in Bellevue, Ohio, Mexico and Belgium. The Company’s Board of Directors approved $32.0 million for capital expenditures for A. Schulman Invision, Inc. of which approximately $17.0 million has been spent through November 30, 2006.
On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility (“Credit Facility”). The Credit Facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of November 30, 2006, there were no covenant violations under the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of November 30, 2006 there was $51.8 million outstanding under the Credit Facility.
On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:
•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $66.7 million at November 30, 2006.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of November 30, 2006, there were no covenant violations under the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
As of November 30, 2006 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2006 Annual Report except for aggregate maturities of short and long-term debt subsequent to August 31, 2006 which are presented below:

			(in thousands)
		Less than 1
	Total	year	1-3 years	3-5 years	After 5 years
Short-term Debt	$2,516	$2,516	$—	$—	$—
Long-term Debt	$148,466	$—	$18	$51,784	$96,664

	$150,982	$2,516	$18	$51,784	$96,664

During the first quarter of fiscal 2007, the Company entered into an operating lease for transportation equipment. This lease will amount to an additional $.6 million in rental expense per year through fiscal 2011. Other than this lease, no other lease agreements were entered into that materially changed the operating lease information provided in footnote 12 of the Company’s 2006 Annual Report.
The Company’s outstanding commercial commitments at November 30, 2006 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of November 30, 2006.
During the three months ended November 30, 2006, the Company has declared and paid quarterly cash dividends totaling $.145 per common share. The total amount of these dividends was $3.9 million. Cash has been sufficient to fund the payment of these dividends. On January 3, 2007, the Company’s Board of Directors declared a regular cash dividend of $.145 per common share payable February 1, 2007 to stockholders of record on January 19, 2007. The Board of Directors also approved the payment of $.01 per common share on February 1, 2007, to shareholders of record on January 19, 2007, in redemption of the special stock purchase rights previously issued to the Company’s shareholders pursuant to the Rights Agreement dated as of January 26, 2006 between the Company and National City Bank as Rights Agent, thereby redeeming in full and canceling all such rights and terminating the Rights Agreement.
     On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. No shares were repurchased during the three months ending November 30, 2005 under the prior repurchase authorization. The Company’s purchases of its common stock under the Repurchase Program during the first quarter of fiscal 2007 were as follows:

				Maximum number of
		Average price paid	Total number of shares	shares that may yet be
	Total number of	per share (excluding	purchased as part of a	purchased under the
	shares repurchased	commissions)	publicly announced plan	plan
Beginning shares available				4,749,919
September 1-30, 2006	520,414	$23.56	520,414	4,229,505
October 1-31, 2006	249,852	$23.26	249,852	3,979,653
November 1-30, 2006	—	$—	—	3,979,653

Total	770,266	$23.46	770,266	3,979,653

For the three months ended November 30, 2006, approximately 258,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $4.8 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income account in stockholders’ equity. The weakening of the U.S. dollar during the three months ended November 30, 2006 increased this account by $6.9 million.
In October 2006, the Company reached an agreement with the Barington Group, which as of the date of the agreement owned in the aggregate 2,816,536 shares, or approximately 10.5% of the Company’s common stock (the “2006 Agreement”). Under the terms of the 2006 Agreement, the Barington Group withdrew a notice of its intent to nominate certain persons for election as directors at the 2006 annual meeting, agreed to dismiss a lawsuit it had filed against the Company in Delaware seeking to enforce its rights as a stockholder to inspect and copy certain books, records and documents of the Company, and agreed to abide by certain standstill provisions until the Company’s 2007 annual meeting. The Company has made several commitments under the 2006 Agreement, including agreeing to redeem any rights issued to the Company’s stockholders under the Shareholder Rights Plan. The Company agreed, among other things, to nominate James S. Marlen, Ernest J. Novak, Jr. (each current directors of the Company), Howard R. Curd and Michael A. McManus, Jr. on the Board’s slate of nominees for election as Class II directors of the Company at the 2006 annual meeting. On December 7, 2006, the Company’s stockholders approved election of the above nominees to the Company’s Board of Directors.
The foregoing descriptions of certain of the terms of the 2006 Agreement are qualified in their entirety by reference to the full text of the 2006 Agreement, which is attached as Exhibit 99.2 to the Form 8-K filed by the Company on October 26, 2006.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company’s critical accounting policies are the same as discussed in the Company’s 2006 Annual Report on Form 10-K.

New Accounting Pronouncements
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
On September 29, 2006 the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in their adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 at November 30, 2006, the Company’s liabilities would have increased by approximately $26.0 million and accumulated other comprehensive income would have decreased by approximately $26.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to significantly affect the results of operations.
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, include, but are not limited to, the following:
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At November 30, 2006, the Company had $51.8 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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

PART II — OTHER INFORMATION
Items 1, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.
Item 1A — Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual report on Form 10-K for the year ended August 31, 2006
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company’s purchases of its common stock under the Repurchase Program during the first quarter of fiscal 2007 were as follows:

		Average price paid per	Total number of shares	Maximum number of
	Total number of shares	share (excluding	purchased as part of a	shares that may yet be
	repurchased	commissions)	publicly announced plan	purchased under the plan
Beginning shares available				4,749,919
September 1-30, 2006	520,414	$23.56	520,414	4,229,505
October 1-31, 2006	249,852	$23.26	249,852	3,979,653
November 1-30, 2006	—	$—	—	3,979,653

Total	770,266	$23.46	770,266	3,979,653

Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on December 7, 2006.

The following matters were voted on at the annual meeting of stockholders:
(1)	Election of Class II Directors:

			Broker
Director Name	Shares Voted	Votes Withheld	Non-Votes
Howard R. Curd	22,759,848	340,386	0
James S. Marlen	22,646,662	453,572	0
Michael A. McManus, Jr.	17,265,298	5,834,936	0
Ernest J. Novak, Jr.	22,753,548	346,686	0
(2)	Approval of the Company’s 2006 Incentive Plan:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
16,589,257	1,387,877	898,009	2,791,554
(3)	Ratification of the selection of PricewaterhouseCoopers LLP as registered independent public accountants of the Company for the fiscal year ending August 31, 2007:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
22,768,775	321,473	9,987	0
Item 6 – Exhibits
(a) Exhibits

Exhibit Number	Exhibit

10.1	Agreement by and among the Company and the Barington Group, (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2006)

10.2	A. Schulman, Inc. 2006 Incentive Plan (filed herewith)

10.3	Advisory Agreement between the Company and Dr. Paul Craig Roberts (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated November 7, 2006).

10.4	A. Schulman, Inc. Directors Deferred Units Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated October 16, 2006.)

10.5	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated October 16, 2006.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 5, 2007	A. Schulman, Inc.
(Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

Exhibits 31.1 and 31.2
Certifications of Principal Executive and Principal Financial Officers
Pursuant to Rule 13a-14(a)/15d-14(a)