Form 10-Q
period 2007-02-28
SCHULMAN A INC
filed 2007-04-05
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2007 – 26,966,332

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2007	2006	2007	2006
	Unaudited		Unaudited
Net sales	$412,767	$371,219	$855,494	$767,744

Cost of sales	364,608	320,645	757,796	657,134
Selling, general and administrative expenses	39,817	36,426	80,065	72,715
Interest expense	2,031	1,055	3,861	2,083
Foreign currency transaction (gains) losses	(784)	665	(1,298)	925
Minority interest	196	232	428	582
Interest income	(527)	(627)	(888)	(1,211)
Other (income) expense	(106)	(900)	(81)	(1,118)
Loss on extinguishment of debt	—	4,986	—	4,986
Restructuring expense — North America	810	—	928	—

	406,045	362,482	840,811	736,096

Income before taxes	6,722	8,737	14,683	31,648

Provision for U.S. and foreign income taxes	5,082	4,797	10,671	15,399

Net income	1,640	3,940	4,012	16,249

Less: Preferred stock dividends	(13)	(13)	(26)	(26)

Net income applicable to common stock	$1,627	$3,927	$3,986	$16,223

Weighted-average number of shares outstanding:
Basic	26,952	31,109	26,916	30,926
Diluted	27,212	31,619	27,256	31,344

Earnings per share:
Basic	$0.06	$0.12	$0.15	$0.52

Diluted	$0.06	$0.12	$0.15	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Balance Sheets

	February 28,	August 31,
	2007	2006
	Unaudited
	(In thousands except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$80,006	$50,662
Accounts receivable, less allowance for doubtful accounts of $9,018 at February 28, 2007 and $9,409 at August 31, 2006	288,125	272,929
Inventories, average cost or market, whichever is lower	248,897	286,079
Prepaid expenses and other current assets	15,895	17,678

Total Current Assets	632,923	627,348

Other Assets:
Cash surrender value of life insurance	2,208	1,800
Deferred charges	20,445	20,444
Goodwill	5,485	5,392
Intangible assets	1,664	1,382

	29,802	29,018

Property, Plant and Equipment, at cost:
Land and improvements	16,196	15,778
Buildings and leasehold improvements	139,403	136,526
Machinery and equipment	325,899	317,499
Furniture and fixtures	37,553	35,918
Construction in progress	14,819	11,079

	533,870	516,800

Accumulated depreciation and investment grants of $1,099 at February 28, 2007 and $1,119 at August 31, 2006	346,237	329,921

	187,633	186,879

	$850,358	$843,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$6,545	$10,976
Accounts payable	125,833	135,930
U.S. and foreign income taxes payable	7,032	14,708
Accrued payrolls, taxes and related benefits	28,925	30,866
Other accrued liabilities	38,293	31,081

Total Current Liabilities	206,628	223,561

Long-term Debt	151,814	120,730
Other Long-term Liabilities	86,897	82,482
Deferred Income Taxes	6,227	7,196
Minority Interest	5,912	5,784
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares at February 28, 2007 and August 31, 2006	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common Stock, $1 par value, authorized - 75,000,000 shares, issued - 41,073,809 shares at February 28, 2007 and 40,707,018 shares at August 31, 2006	41,074	40,707
Other capital	93,314	86,894
Accumulated other comprehensive income	37,738	32,893
Retained earnings	498,861	502,998
Treasury stock, at cost, 14,113,977 shares at February 28, 2007 and 13,343,711 shares at August 31, 2006	(279,164)	(261,057)

Common Stockholders’ Equity	391,823	402,435

Total Stockholders’ Equity	392,880	403,492

	$850,358	$843,245

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Consolidated Statements of Cash Flows

	For the six months ended
	February 28,
	2007	2006
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$4,012	$16,249
Adjustments to reconcile net income to net cash provided from (used in) operating activites:
Depreciation and amortization	12,487	12,137
Non-current deferred taxes	(1,344)	(452)
Pension and other deferred compensation	2,900	5,239
Postretirement benefit obligation	1,626	1,710
Minority interest in net income of subsidiaries	428	582
Non-cash items related to the loss on extinguishment of debt	—	180
Restructuring charges, including accelerated depreciation of $.9 million	1,686	—
Changes in working capital:
Accounts receivable	(9,048)	(26,913)
Inventories	42,369	(32,129)
Prepaid expenses	(517)	278
Accounts payable	(12,285)	25,199
Income taxes	(7,416)	7,623
Accrued payrolls and other accrued liabilities	4,696	728
Changes in other assets and other long-term liabilities	581	(189)

Net cash provided from (used in) operating activities	40,175	10,242

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(12,018)	(12,031)
Disposals of property, plant and equipment	312	139

Net cash used in investing activities	(11,706)	(11,892)

Provided from (used in) financing activities:
Cash dividends paid	(8,149)	(9,090)
Increase (decrease) in notes payable	(4,508)	929
Borrowings on revolving credit facilities	51,576	48,405
Repayments on revolving credit facilities	(23,877)	(13,127)
Prepayment of 7.27% senior notes	—	(50,000)
Payment of debt issuance costs	—	(2,501)
Cash distributions to minority shareholders	(300)	(600)
Exercise of stock options	4,907	8,662
Purchase of treasury stock	(18,107)	—

Net cash provided from (used in) financing activities	1,542	(17,322)

Effect of exchange rate changes on cash	(667)	(1,121)

Net increase (decrease) in cash and cash equivalents	29,344	(20,093)
Cash and cash equivalents at beginning of period	50,662	102,329

Cash and cash equivalents at end of period	$80,006	$82,236

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
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

The results of operations for the six months ended February 28, 2007 are not necessarily indicative of the results expected for the year ending August 31, 2007.

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

(2)	Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. In accordance with the 2006 Incentive Plan, the shares available for grant under the Company’s 2002 Equity Incentive Plan were terminated upon adoption of the 2006 Incentive Plan.

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. The time-based nonqualified stock options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On February 28, 2007, there were approximately 3.5 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

There were no grants during the six months ended February 28, 2007.

A summary of non-qualified stock options is as follows:

	Six months ended February 28,
	2007		2006
	Outstanding	Weighted-	Outstanding	Weighted-
	shares under	average exercise	shares under	average exercise
	option	price	option	price
Outstanding at beginning of period	1,568,276	$18.93	1,672,362	$17.09
Granted	—	—	572,750	19.78
Exercised	(264,461)	18.55	(578,368)	14.98
Forfeited and expired	(6,036)	19.30	(10,602)	19.16

Outstanding at end of period	1,297,779	19.01	1,656,142	18.75

Exercisable at the end of the period	854,980	18.55	549,117	17.27

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the six months ended February 28, 2007 and 2006 was approximately $1.0 million and $3.5 million, respectively. The intrinsic value for stock options exercisable at February 28, 2007 was $3.4 million with a remaining term for options exercisable of 6.3 years. For stock options outstanding at February 28, 2007, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at February 28, 2007 was approximately 7 years. Stock options vested and expected to vest at February 28, 2007 were 1,282,295 with a remaining contractual term of 7 years and a weighted-average exercise price of $18.99. The aggregate intrinsic value of stock options vested and expected to vest was $4.6 million.

Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at February 28, 2007 was approximately $3.6 million. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

The total fair value of options vested during the six months ended February 28, 2007 and 2006 was approximately $3.8 million and $3.5 million, respectively.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2006	362,900	$18.05
Granted	—	—
Issued	(102,330)	15.04
Forfeited	(10,070)	19.07

Outstanding at February 28, 2007	250,500	19.24

(3)	All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $41.0 million at February 28, 2007 and $13.7 million at August 31, 2006.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
(4)	A summary of the stockholders’ equity section for the six months ended February 28, 2007 and 2006 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated Other				Total
	Preferred	Common	Other	Comprehensive	Retained		Treasury	Stockholders’
	Stock	Stock	Capital	Income (loss)	Earnings		Stock	Equity
Balance at September 1, 2006	$1,057	$40,707	$86,894	$32,893	$502,998		$(261,057)	$403,492
Comprehensive income:
Net income	—	—	—	—	4,012		—
Foreign currency translation gain (loss)	—	—	—	4,845	—		—
Total comprehensive income								8,857
Cash dividends paid or accrued:
Preferred stock, $2.50 per share	—	—	—	—	(26)		—	(26)
Common stock, $.29 per share	—	—	—	—	(8,123)	*	—	(8,123)
Stock options exercised	—	265	4,642	—	—		—	4,907
Restricted stock issued	—	102	(102)	—	—		—	—
Purchase of treasury stock	—	—	—	—	—		(18,107)	(18,107)
Non-cash stock based compensation	—	—	1,115	—	—		—	1,115
Amortization of restricted stock	—	—	765	—	—		—	765

Balance at February 28, 2007	$1,057	$41,074	$93,314	$37,738	$498,861		$(279,164)	$392,880

*	Includes approximately $.3 million related to the redemption of the special stock purchase rights which were paid at a price of $.01 per share for shareholders of record on January 19, 2007. This $.01 is not included in the $.29 per share for common stock dividends.

				Accumulated Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income (loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income:
Net income	—	—	—	—	16,249	—	—
Foreign currency translation gain (loss)	—	—	—	(6,355)	—	—	—
Total comprehensive income								9,894
Cash dividends paid or accrued:
Preferred stock, $2.50 per share	—	—	—	—	(26)	—	—	(26)
Common stock, $.29 per share	—	—	—	—	(9,064)	—	—	(9,064)
Stock options exercised	—	578	8,084	—	—	—	—	8,662
Restricted stock issued		3	(3)					—
Reclassification due to adoption of SFAS 123R	—	—	(3,234)	—	—	—	3,234	—
Non-cash stock based compensation	—	—	2,616	—	—	—	—	2,616
Amortization of restricted stock	—	—	631	—	—	—	—	631

Balance at February 28, 2006	$1,057	$40,570	$83,067	$20,197	$495,157	$(165,232)	$—	$474,816

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Weighted-average shares outstanding:
Basic	26,952	31,109	26,916	30,926
Incremental shares from stock options	100	249	154	186
Incremental shares from restricted stock	160	261	186	232

Diluted	27,212	31,619	27,256	31,344

For the three and six months ended February 28, 2007, there were approximately .6 million and .3 million, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(6)	The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	February 28,	August 31,
	2007	2006
	(in thousands)
Foreign currency translation gain	$44,047	$39,202
Minimum pension liability	(6,309)	(6,309)

	$37,738	$32,893

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
(in thousands)
(unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended February 28, 2007

Sales to unaffiliated customers	$111,751	$301,016	$—	$412,767

Gross profit	$9,813	$38,346	$—	$48,159

Income (loss) before interest, restructuring and taxes	$(5,961)	$14,997	$—	$9,036
Interest expense, net	—	—	(1,504)	(1,504)
Restructuring — North America	—	—	(810)	(810)

Income (loss) before taxes	$(5,961)	$14,997	$(2,314)	$6,722

Three months ended February 28, 2006

Sales to unaffiliated customers	$115,750	$255,469	$—	$371,219

Gross profit	$13,119	$37,455	$—	$50,574

Income (loss) before interest, debt extinguishment and taxes	$(3,692)	$17,843	$—	$14,151
Interest expense, net	—	—	(428)	(428)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(3,692)	$17,843	$(5,414)	$8,737

Six months ended February 28, 2007

Sales to unaffiliated customers	$230,045	$625,449	$—	$855,494

Gross profit	$17,879	$79,819	$—	$97,698

Income (loss) before interest, restructuring and taxes	$(13,679)	$32,263	$—	$18,584
Interest expense, net	—	—	(2,973)	(2,973)
Restructuring — North America	—	—	(928)	(928)

Income (loss) before taxes	$(13,679)	$32,263	$(3,901)	$14,683

Six months ended February 28, 2006

Sales to unaffiliated customers	$241,176	$526,568	$—	$767,744

Gross profit	$30,348	$80,262	$—	$110,610

Income (loss) before interest, debt extinguishment and taxes	$(2,825)	$40,331	$—	$37,506
Interest expense, net	—	—	(872)	(872)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(2,825)	$40,331	$(5,858)	$31,648

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
The majority of the Company’s sales for the three and six months ended February 28, 2007 and 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	For the three months ended February 28,
Product Family	2007		2006
	(in thousands, except for %’s)
Color and additive concentrates	$140,555	34%	$131,334	35%
Polyolefins	128,711	31	114,466	31
Engineered compounds	105,452	26	91,968	25
Polyvinyl chloride (PVC)	15,036	4	13,799	4
Tolling	6,271	1	4,152	1
Other	16,742	4	15,500	4

	$412,767	100%	$371,219	100%

	For the six months ended February 28,
Product Family	2007		2006
	(in thousands, except for %’s)
Color and additive concentrates	$298,044	35%	$265,284	35%
Polyolefins	264,645	31	237,821	31
Engineered compounds	213,736	25	192,727	25
Polyvinyl chloride (PVC)	31,046	4	29,674	4
Tolling	10,809	1	7,503	1
Other	37,214	4	34,735	4

	$855,494	100%	$767,744	100%

(8)	A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt - no benefit	—	20.0	—	5.5
Domestic losses with no benefit	45.6	20.4	45.4	8.1
Estimated dividends to be repatriated from Europe	—	—	—	7.1
Reduction of first quarter tax charge due to decrease in dividends to be repatriated from Europe	—	(9.4)	—	—
Amount of foreign taxes at less than statutory U.S. tax rate	(9.2)	(12.1)	(10.6)	(7.5)
Other	4.2	1.0	2.9	0.5

	75.6%	54.9%	72.7%	48.7%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
(9)	During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The two manufacturing lines at the Orange, Texas plant are anticipated to continue production through the third quarter of fiscal 2007 and the Orange, Texas warehouse is anticipated to close during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 62 positions.

In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America. These plans are expected to deliver annual savings of approximately $14 million to $15 million, $7 million of which the Company expects to realize in the second half of fiscal 2007. These estimated savings are expected to come from the following initiatives:
•	Reduction in the Company’s North American workforce by 40 to 50 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States (U.S.) retiree healthcare coverage plan,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.
In connection with this restructuring plan, the Company recorded pre-tax charges of $1.9 million for the six months ended February 28, 2007. These charges are summarized below:

	(in thousands)
	Fiscal 2007		Accrual balance
	charges	Paid fiscal 2007	February 28, 2007
Employee related costs	$877	$(160)	$717
Other costs	51	(31)	20

Restructuring	928	$(191)	$737

Accelerated depreciation, included in North America cost of sales in 2007	949

	$1,877

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded $.8 million of the $.9 million of the restructuring charges and recorded $.7 million of the accelerated depreciation during the three months ended February 28, 2007. The accelerated depreciation represents a change in estimate for the reduced life of equipment totaling $.9 million for the six months ended February 28, 2007. At February 28, 2007, the Company estimated it will incur additional charges of $.2 million for employee related costs and additional accelerated depreciation of $.2 million in fiscal 2007, bringing the total charge to approximately $2.3 million.

(10)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
Net periodic pension cost recognized included the following components:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Service cost	$616	$568	$1,217	$1,144
Interest cost	924	745	1,826	1,495
Expected return on plan assets	(264)	(210)	(520)	(423)
Net actuarial loss and net amortization of prior service cost and transition obligation	255	214	506	432

Net periodic benefit cost	$1,531	$1,317	$3,029	$2,648

Postretirement benefit cost included the following components:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Service cost	$460	$499	$921	$999
Interest cost	441	417	882	833
Net amortization of prior service cost and unrecognized loss	40	117	79	233

Net periodic benefit cost	$941	$1,033	$1,882	$2,065

(11)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2006, a railroad company filed suit against the Company seeking compensatory damages and reimbursement of environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company subsequently filed an answer to this complaint and both parties conducted discovery. A mediation meeting was held in March 2007 between the Company and the railroad company which resulted in both parties tentatively agreeing that the Company would pay the railroad company a settlement of approximately $64,000. With payment of this settlement, the Company would be released from liability for current and future right of way investigations on this property. The Company has recorded a reserve of $64,000 relating to this matter as of February 28, 2007.

(12)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane has been filed with the insurance carriers, but the ultimate amount of any gain or loss related to this claim has not yet been realized. It is anticipated that amounts not covered by insurance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(13)	On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility. The new credit facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The facility, which matures on February 28,

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio.

Interest rates on the facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. At February 28, 2007, there was $55.2 million outstanding under the revolving credit facility.

The Company used proceeds from the new credit facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009 on February 28, 2006. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes in the private placement market consisting of the following:
•	$30.0 million of senior notes in the United States maturing on March 1, 2013 with an interest rate of LIBOR plus 80 bps

•	€50.3 million of senior notes in Germany maturing on March 1, 2016 with an interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $66.6 million at February 28, 2007.
The senior notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. The senior notes are also secured by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

Costs of $2.6 million related to the issuance of the private placement notes and the revolving credit facility have been deferred as of February 28, 2007 and are being amortized over the contractual lives of the senior notes and the revolving credit facility, respectively.

(14)	In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The adoption of FIN 48 is required by the Company in fiscal year 2008. The Company is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations and cash flows.

(15)	In September 2006, the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 28, 2007 and 2006
(16)	In September 2006, the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in its adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 at February 28, 2007, the Company’s liabilities would have increased by approximately $17.0 million and accumulated other comprehensive income would have decreased by approximately $17.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to affect the results of operations.

(17)	In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

Item 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
Results of Operations
Net sales for the three months ended February 28, 2007 were $412.8 million. Net sales increased $41.6 million or 11.2% over last year’s second-quarter sales of $371.2 million. The translation effect of foreign currencies, primarily the euro, increased sales by $24.5 million for the three months ended February 28, 2007. The reasons for the change in sales for the three and six months ended February 28, 2007 are as follows:

	Increase (decrease)
	Three months ended	Six months ended
	February 28, 2007	February 28, 2007
Tonnage	4.7%	4.4%
Price and product mix	(0.1)	1.1
Translation effect	6.6	5.9

	11.2%	11.4%

The primary reason for the higher tonnage was an increase in Europe, which includes Asia, of 5.8% and 7.2% for the three and six months ended February 28, 2007, respectively. The increase in European tonnage relates primarily to additional sales of lower margin, higher volume products. Tonnage in North America increased 2.3% for the three months ended February 28, 2007 due to increased low margin tolling business. Tonnage for the six months ended February 28, 2007 for North America was down 2.1% as a result of decreased demand across all markets.
A comparison of consolidated sales by business segment for the three and six months ended February 28, 2007 and 2006 is as follows:

	Three months ended		Increase		Six months ended		Increase
	February 28,		(decrease)		February 28,		(decrease)
Sales	2007	2006	$	%	2007	2006	$	%
	(in thousands, except for %’s)
Europe	$301,016	$255,469	$45,547	17.8%	$625,449	$526,568	$98,881	18.8%
North America	111,751	115,750	(3,999)	-3.5%	230,045	241,176	(11,131)	-4.6%

	$412,767	$371,219	$41,548	11.2%	$855,494	$767,744	$87,750	11.4%

The two largest markets served by the Company are the packaging and automotive markets. For the three months ended February 28, 2007, approximately 37% of consolidated sales were derived from packaging and 16% from the automotive market. For the three months ended February 28, 2006, approximately 39% and 15% of consolidated sales were derived from the packaging and automotive markets, respectively. For the North America segment, sales to customers in the automotive market accounted for 35% and 34% for the three months ended February 28, 2007 and 2006, respectively. For the Europe segment, sales to customers in the packaging market accounted for 43% and 46% for the three months ended February 28, 2007 and 2006, respectively. For the six months ended February 28, 2007, approximately 37% of consolidated sales were derived from packaging and 16% from the automotive market. For the six months ended February 28, 2006, approximately 37% and 18% of consolidated sales were derived from the packaging and automotive markets, respectively. For the North America segment, sales to customers in the automotive market accounted for 35% and 38% for the six months ended February 28, 2007 and 2006, respectively. For the Europe segment, sales to customers in the packaging market accounted for 43% and 44% for the six months ended February 28, 2007 and 2006, respectively. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture.

The majority of the Company’s sales for the three and six months ended February 28, 2007 and 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	For the three months ended February 28,
Product Family	2007		2006
	(in thousands, except for %’s)
Color and additive concentrates	$140,555	34%	$131,334	35%
Polyolefins	128,711	31	114,466	31
Engineered compounds	105,452	26	91,968	25
Polyvinyl chloride (PVC)	15,036	4	13,799	4
Tolling	6,271	1	4,152	1
Other	16,742	4	15,500	4

	$412,767	100%	$371,219	100%

	For the six months ended February 28,
Product Family	2007		2006
	(in thousands, except for %’s)
Color and additive concentrates	$298,044	35%	$265,284	35%
Polyolefins	264,645	31	237,821	31
Engineered compounds	213,736	25	192,727	25
Polyvinyl chloride (PVC)	31,046	4	29,674	4
Tolling	10,809	1	7,503	1
Other	37,214	4	34,735	4

	$855,494	100%	$767,744	100%

A comparison of gross profit dollars and percentages by business segment for the three and six months ended February 28, 2007 and 2006 is as follows:

	(in thousands, except for %’s)
	For the three months ended February 28,		Increase/(decrease)
Gross profit $	2007	2006	$	%
Europe	$38,346	$37,455	$891	2.4
North America	9,813	13,119	(3,306)	(25.2)

	$48,159	$50,574	$(2,415)	(4.8)

Gross profit %
Europe	12.7	14.7
North America	8.8	11.3
Consolidated	11.7	13.6

	For the six months ended February 28,		Increase/(decrease)
Gross profit $	2007	2006	$	%
Europe	$79,819	$80,262	$(443)	(0.6)
North America	17,879	30,348	(12,469)	(41.1)

	$97,698	$110,610	$(12,912)	(11.7)

Gross profit %
Europe	12.8	15.2
North America	7.8	12.6
Consolidated	11.4	14.4
The gross profit dollars increased for Europe for the three months ended February 28, 2007, but declined slightly for the six months ended February 28, 2007, however, the foreign currency translation effect had a positive impact on gross margins of $3.3 million and $5.9 million for the three and six months ended February 28, 2007, respectively. Therefore, excluding the impact of foreign currency translation, gross profit was down almost $2.4 million and $6.3 million for the three and six months ended February 28, 2007, respectively. The European gross profit percentage decreased for the three and six months ended February 28, 2007. The declines of gross profit and gross profit percentages were due primarily to the following three factors:
•	Increased sales of lower margin products which drove increased sales tonnage,

•	Decrease of production at the Company’s European manufacturing facilities, combined with successful efforts to reduce inventory negatively impacted the capacity utilization at these facilities, and

•	Higher raw material costs were not able to be fully passed on through increased selling prices due to competitive price pressures.
Gross profit and gross profit percentages for North America decreased for the three and six months ended February 28, 2007. North America also experienced a decline in production, combined with successful efforts to reduce inventory, which negatively impacted the capacity utilization at the North American manufacturing facilities. The gross profit decreases were the result of increased raw materials costs that were not able to be fully passed on through increased selling prices and increased logistics costs on a lower volume of sales. Comparatively the second quarter of fiscal 2006 benefited from coming off an exceptionally strong first quarter due to disruptions in the market which allowed the Company to temporarily raise prices and therefore benefited gross margins. Also contributing to the margin shortfall was additional expense of $.5 million and $1.0 million for the three and six months ended February 28, 2007, respectively, related to the Company’s investment in the new Invision® product line as compared to the same periods last year. Finally, the North American gross profit was negatively impacted by accelerated depreciation of approximately $.7 million and $.9 million for the three and six months ended February 28, 2007, respectively. This accelerated depreciation related to the Company’s announced restructuring plan. The Company is in the process of implementing plans to improve North America’s gross profit as discussed in more detail below.
A comparison of capacity utilization levels for the three and six months ended February 28, 2007 and 2006 is as follows:

	For the three months ended February 28,		For the six months ended February 28,
	2007	2006	2007	2006
Europe	82%	93%	94%	96%
North America	78%	82%	78%	84%
Worldwide	80%	88%	88%	91%
Capacity utilization for North America decreased for the three and six months ended February 28, 2007 as a result of weakening markets in addition to efforts to reduce inventory levels. The Company has put in plans to remove capacity out of its Orange, Texas plant to balance capacity with demand. In Europe, a change in demand and product mix, combined with successful efforts to reduce inventory levels, has negatively effected capacity utilization. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
Selling, general and administrative expenses were $39.8 million and $80.1 million for the three and six months ended February 28, 2007, respectively. This represents an increase of approximately $3.4 million or 9.3% for the quarter and $7.4 million or 10.1% from the same six-month period last year. The translation effect of foreign currencies, primarily the euro, increased selling, general and administrative expenses approximately $1.9 million for the three months ended February 28, 2007. Excluding the effect of foreign currency translation, selling, general and administrative expenses would have increased 4.1% for the three months ended February 28, 2007. The remaining increase is primarily due to increased legal and professional costs, including business process consultants, and compensation costs as compared to the same three month period last year. The translation effect of foreign currencies, primarily the euro, increased selling, general and administrative expenses approximately $3.2 million for the six months ended February 28, 2007. Excluding the effect of foreign currency translation and $1.0 million of costs related to the Company’s evaluation of a possible acquisition target, these expenses would have increased 4.4% for the six months ended February 28, 2007. The remaining increase is primarily due to increased legal and professional costs, including business process consultants, and compensation.
Interest expense increased $1.0 million and $1.8 million for the three and six months ended February 28, 2007, respectively, as compared to the same periods last year due to higher levels of borrowing.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $.8 million foreign currency transaction gain for the three months ended February 28, 2007 as compared with a foreign currency transaction loss of $.7 million for the same period last year both due primarily to changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso. For the six months ended February 28, 2007, foreign currency transaction gains were $1.3 million due primarily to changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso. Foreign currency transaction losses for the six months ended February 28, 2006 were $.9 million due primarily to changes in the value of the U.S. dollar compared with the Canadian dollar, Mexican peso and the euro.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
During the three and six months ended February 28, 2007, other income declined $.8 million and $1.0 million, respectively. This decline related primarily to $.8 million of income due to the cancellation by suppliers of certain distribution agreements in Europe during the second quarter of fiscal 2006.
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The two manufacturing lines at the Orange, Texas plant are anticipated to continue production through the third quarter of fiscal 2007 and the Orange, Texas warehouse is anticipated to close during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 62 positions.

In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America. These plans are expected to deliver annual savings of approximately $14 million to $15 million, $7 million of which the Company expects to realize in the second half of fiscal 2007. These estimated savings are expected to come from the following initiatives:
•	Reduction in the Company’s North American workforce by 40 to 50 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States (U.S.) retiree healthcare coverage plan ,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.
In connection with this restructuring plan, the Company recorded pre-tax charges of $1.9 million for the six months ended February 28, 2007. These charges are summarized below:

	(in thousands)
	Fiscal 2007		Accrual balance
	charges	Paid fiscal 2007	February 28, 2007
Employee related costs	$877	$(160)	$717
Other costs	51	(31)	20

Restructuring	928	$(191)	$737

Accelerated depreciation, included in North America cost of sales in 2007	949

	$1,877

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded $.8 million of the $.9 million of the restructuring charges and recorded $.7 million of the accelerated depreciation during the three months ended February 28, 2007. The accelerated depreciation represents a change in estimate for the reduced life of equipment totaling $.9 million for the six months ended February 28, 2007. At February 28, 2007, the Company estimated it will incur additional charges of $.2 million for employee related costs and additional accelerated depreciation of $.2 million in fiscal 2007, bringing the total charge to approximately $2.3 million.
Income (loss) before interest, restructuring, loss on extinguishment of debt and taxes is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Management of the Company believes that income (loss) before interest, restructuring, loss on extinguishment of debt and taxes is a useful financial measure because it provides management and investors with an additional means of evaluating the Company’s operating performance. The following table reconciles income (loss) before interest, restructuring, loss on extinguishment of debt and taxes to income before taxes:

	For the three months ended February 28,			For the six months ended February 28,
			Favorable			Favorable
	2007	2006	(Unfavorable)	2007	2006	(Unfavorable)
	(in thousands)
Europe	$14,997	$17,843	$(2,846)	$32,263	$40,331	$(8,068)
North America	(5,961)	(3,692)	(2,269)	(13,679)	(2,825)	(10,854)
Restructuring, North America	(810)	—	(810)	(928)	—	(928)
Loss on extinguishment of debt	—	(4,986)	4,986	—	(4,986)	4,986
Interest expense, net	(1,504)	(428)	(1,076)	(2,973)	(872)	(2,101)

Income before taxes	$6,722	$8,737	$(2,015)	$14,683	$31,648	$(16,965)

European income before interest, restructuring, loss on extinguishment of debt and taxes decreased for the three months ended February 28, 2007 was positively impacted by the translation exchange effect of foreign currencies by $1.2 million. Excluding the impact of translation, income before interest, restructuring, loss on extinguishment of debt and taxes declined $4.0 million. The driver of this decline was the decrease in gross profit of $2.4 million which excludes the positive translation effect of foreign currencies of $3.3 million. Excluding the translation effect of foreign currencies, the remaining decrease relates to a decrease in other income and increased selling, general and administrative expenses of approximately $1.1 million. European income before interest, restructuring, loss on extinguishment of debt and taxes decreased for the six months ended February 28, 2007 which includes the positive translation effect of foreign currencies of $2.4 million. Excluding the impact of translation of foreign currencies, income before interest, restructuring, loss on extinguishment of debt and taxes declined $10.5 million. This decline was due primarily to the decrease in gross profit of $6.3 million, which excludes the positive translation effect of foreign currencies of $5.9 million. Excluding the translation effect of foreign currencies, the remaining decrease relates to a decrease in other income and an increase in selling, general and administrative expenses of approximately $3.1 million. The increase in selling, general and administrative expenses was due to the increase in services driven primarily by legal and professional costs related to the evaluation of a possible acquisition target.
North American income before interest, restructuring, loss on extinguishment of debt and taxes for the three and six months ended February 28, 2007 decreased $2.3 million and $10.9 million, respectively, because of a significant decline in gross profit margins. The significant decline in gross profit was partially offset by increases in foreign currency transaction gains of $1.3 million and $2.3 million for the three and six months ended February 28, 2007, respectively, due primarily to changes in the value of the Canadian dollar.
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt - no benefit	—	20.0	—	5.5
Domestic losses with no benefit	45.6	20.4	45.4	8.1
Estimated dividends to be repatriated from Europe	—	—	—	7.1
Reduction of first quarter tax charge due to decrease in dividends to be repatriated from Europe	—	(9.4)	—	—
Amount of foreign taxes at less than statutory U.S. tax rate	(9.2)	(12.1)	(10.6)	(7.5)
Other	4.2	1.0	2.9	0.5

	75.6%	54.9%	72.7%	48.7%

The translation effect of foreign currencies, primarily the euro, increased net income by $.6 million and $1.2 million for the three and six months ended February 28, 2007, respectively.
Looking ahead, although management is very disappointed with the state of the markets, they continue to remain hopeful that this downturn is temporary in nature. Management has taken a number of steps to improve results going forward, by reducing capacity and improving efficiencies in the organization and expect that those steps will benefit the Company later this year and next year. The Company is also looking forward to the launch of its new Invision® product as it continues to progress according to expectations.
Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, share repurchases, repayment of long-term debt and capital expenditures. Presently, the Company anticipates that cash flow from operations and availability under credit arrangements will be sufficient to meet its short and long-term operational requirements.
Net cash provided from operations was $40.2 million and $10.2 million for the six months ended February 28, 2007 and 2006, respectively. The improvement from last year was due primarily to a substantial reduction of inventory driven by efforts to reduce inventory across the Company. This was partially offset by unfavorable cash flows from both accounts receivable and accounts payable which were driven by higher sales levels and lower production volumes, respectively. In addition, days sales in receivables increased to 63 days at February 28, 2007, up from 58 days at August 31, 2006.

	February 28,	August 31,
	2007	2006	% Change
	(in millions, except for %’s)
Cash and Cash Equivalents	$80.0	$50.7	57.8%
Working Capital, excluding cash	346.3	353.1	(1.9)
Long-Term Debt	151.8	120.7	25.8
Stockholders’ Equity	392.9	403.5	(2.6)
The Company’s cash and cash equivalents increased $29.3 million from August 31, 2006. The primary reason for the increase relates to the reduction of inventory of approximately $37.2 million. As a result of efforts to reduce inventory, the Company’s inventory has decreased to $248.9 million as of February 28, 2007, compared with $286.1 million at August 31, 2006. Working capital, excluding cash, was $346.3 million, a decrease of $6.8 million from August 31, 2006. The primary reason for the decrease in working capital was the significant decrease in inventories of $37.2 million. This was offset slightly by an increase in accounts receivable of $15.2 million and the decreases in notes payable and accounts payable of $4.5 million and $10.1 million, respectively. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $6.4 million. Accounts payable declined $10.1 million due primarily to reduced inventory purchases as a result of inventory reduction measures and decreased production.
The Company increased total long-term debt by $31.1 million during the six months ended February 28, 2007. Total long-term debt was $151.8 million as of February 28, 2007. Increased borrowings were a result of general corporate purposes and repurchases of the Company’s common stock from its share buyback plan during the first quarter of fiscal 2007.
Capital expenditures for the six months ended February 28, 2007 were $12.0 million compared with $12.0 million last year. The major components of the capital expenditures include $3.8 million for the new Invision® product line and new machinery and equipment for facilities in Sharon Center, Ohio, France, and Belgium. The Company’s Board of Directors approved $32.0 million for capital expenditures for A. Schulman Invision, Inc. of which approximately $19 million has been spent through February 28, 2007.
On February 28, 2006, the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility (“Credit Facility”). The Credit Facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of February 28, 2007, there were no covenant violations under the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of February 28, 2007 there was $55.2 million outstanding under the Credit Facility.
The Company used proceeds from the Credit Facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes in the second quarter of fiscal 2006 the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off during the three months ended February 28, 2006.
On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:
•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $66.6 million at February 28, 2007.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of February 28, 2007, there were no covenant violations under the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
As of February 28, 2007, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2006 Annual Report except for aggregate maturities of short and long-term debt subsequent to August 31, 2006 which are presented below:

	(in thousands)
		Less than 1
	Total	year	1-3 years	3-5 years	After 5 years
Short-term Debt	$6,545	$6,545	$—	$—	$—
Long-term Debt	$151,814	$—	$14	$55,186	$96,614

	$158,359	$6,545	$14	$55,186	$96,614

During the first quarter of fiscal 2007, the Company entered into an operating lease for transportation equipment. This lease will amount to an additional $.6 million in rental expense per year through fiscal 2011. Other than this lease, no other lease agreements were entered into that materially changed the operating lease information provided in footnote 12 of the Company’s 2006 Annual Report.
The Company’s outstanding commercial commitments at February 28, 2007 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of February 28, 2007.

During the six months ended February 28, 2007, the Company has declared and paid quarterly cash dividends totaling $.29 per common share. The total amount of these dividends was $8.1 million. Cash has been sufficient to fund the payment of these dividends. The Company paid $.01 per common share on February 1, 2007, to shareholders of record on January 19, 2007, in redemption of the special stock purchase rights previously issued to the Company’s shareholders pursuant to the Rights Agreement dated as of January 26, 2006 between the Company and National City Bank as Rights Agent, thereby redeeming in full and canceling all such rights and terminating the Rights Agreement. The amount of this redemption was $.3 million, which is included in the total amount of dividends paid during the six month ended February 28, 2007. On April 4, 2007, the Company’s Board of Directors declared a regular cash dividend of $.145 per common share payable May 1, 2007 to stockholders of record on April 19, 2007.
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. No shares were repurchased during the six months ending February 28, 2006 under the prior repurchase authorization. The Company did not purchase any of its common stock under the Repurchase Program during the second quarter of fiscal 2007. This was based on the Company’s decision to conserve cash as it progresses through its North American restructuring plan. During the six months ended February 28, 2007, the Company purchased 770,266 shares of its common stock under the Repurchase Program at an average price of $23.46 excluding commissions.
For the six months ended February 28, 2007, approximately .3 million common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $4.9 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income as a component of stockholders’ equity. The weakening of the U.S. dollar during the six months ended February 28, 2007 increased this account by $4.8 million.
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
In September 2006, the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.
In September 2006, the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in their adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 at February 28, 2007, the Company’s liabilities would have increased by approximately $17.0 million and accumulated other comprehensive income would have decreased by approximately $17.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s debt covenants or cash position. Additionally, the Company does not expect the adoption of SFAS 158 to affect the results of operations.
In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, include, but are not limited to, the following:

▪	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;
▪	Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;
▪	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;
▪	Changes in customer demand and requirements;
▪	Escalation in the cost of providing employee health care;
▪	The outcome of any legal claims known or unknown; and
▪	The performance of the North American automotive market.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At February 28, 2007, the Company had $55.2 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
Item1A — Risk Factors
There are no material changes other than noted below from the risk factors previously disclosed in the Company’s Annual report on Form 10-K for the year ended August 31, 2006.
The inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”). This authorized share amount in the Repurchase Program equated to approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company’s purchases of its common stock under the Repurchase Program during the second quarter of fiscal 2007 were as follows:

		Average price paid	Total number of	Maximum number of
		per share	shares purchased as	shares that may yet
	Total number of	(excluding	part of a publicly	be purchased under
	shares repurchased	commissions)	announced plan	the plan
Beginning shares available				3,979,653
December 1-31, 2006	—	$—	—	3,979,653
January 1-31, 2007	—	$—	—	3,979,653
February 1-28, 2007	—	$—	—	3,979,653

Total	—	$—	—	3,979,653

Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on December 7, 2006.
The following matters were voted on at the annual meeting of stockholders:
     (1) Election of Class II Directors:

			Broker
Director Name	Shares Voted	Votes Withheld	Non-Votes
Howard R. Curd	22,759,848	340,386	0
James S. Marlen	22,646,662	453,572	0
Michael A. McManus, Jr.	17,265,298	5,834,936	0
Ernest J. Novak, Jr.	22,753,548	346,686	0
     (2) Approval of the Company’s 2006 Incentive Plan:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
16,589,257	1,387,877	898,009	2,791,554
(3)	Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accountants of the Company for the fiscal year ending August 31, 2007:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
22,768,775	321,473	9,987	0

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
10.1	Advisory Agreement between the Company and Dr. Paul Craig Roberts (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated November 7, 2006).

10.2	A. Schulman, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the period ending November 30, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 5, 2007	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)