Form 10-Q
period 2007-05-31
SCHULMAN A INC
filed 2007-06-29
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Yes ☐      No ☑
Number of shares of common stock, $1.00 par value, outstanding as of June 22, 2007 – 27,257,619

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 6 — Exhibits
SIGNATURES
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	For the three months ended		For the nine months ended
	May 31 ,		May 31,
	2007	2006	2007	2006
	Unaudited		Unaudited
Net sales	$466,955	$427,313	$1,322,450	$1,195,057

Cost of sales	407,576	369,891	1,165,372	1,027,025
Selling, general and administrative expenses	39,858	39,440	119,923	112,156
Interest expense	2,096	1,986	5,957	4,069
Foreign currency transaction (gains) losses	1,674	1,174	376	2,099
Minority interest	291	242	720	823
Interest income	(755)	(1,293)	(1,643)	(2,504)
Other (income) expense	9	(700)	(72)	(1,818)
Loss on extinguishment of debt	—	—	—	4,986
Restructuring expense — North America	130	—	1,058	—

	450,879	410,740	1,291,691	1,146,836

Income before taxes	16,076	16,573	30,759	48,221

Provision for U.S. and foreign income taxes	5,955	7,653	16,626	23,052

Net income	10,121	8,920	14,133	25,169

Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$10,108	$8,907	$14,093	$25,129

Weighted-average number of shares outstanding:
Basic	26,995	29,798	26,942	30,550
Diluted	27,340	30,285	27,280	30,987

Earnings per share of common stock:
Basic	$0.37	$0.30	$0.52	$0.82

Diluted	$0.37	$0.29	$0.52	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Balance Sheets

	May 31,	August 31,
	2007	2006
	Unaudited
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$81,323	$50,662
Accounts receivable, less allowance for doubtful accounts of $9,230 at May 31, 2007 and $9,409 at August 31, 2006	310,942	272,929
Inventories, average cost or market, whichever is lower	259,760	286,079
Prepaid expenses and other current assets	13,026	17,678

Total current assets	665,051	627,348

Other assets:
Cash surrender value of life insurance	2,242	1,800
Deferred charges	21,720	20,444
Goodwill	5,534	5,392
Intangible assets	1,444	1,382

	30,940	29,018

Property, plant and equipment, at cost:
Land and improvements	16,404	15,778
Buildings and leasehold improvements	141,964	136,526
Machinery and equipment	342,809	317,499
Furniture and fixtures	37,937	35,918
Construction in progress	9,589	11,079

	548,703	516,800

Accumulated depreciation and investment grants of $1,088 at May 31, 2007 and $1,119 at August 31, 2006	357,218	329,921

	191,485	186,879

	$887,476	$843,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,657	$10,976
Accounts payable	149,761	135,930
U.S. and foreign income taxes payable	6,430	14,708
Accrued payrolls, taxes and related benefits	32,542	30,866
Other accrued liabilities	37,831	31,081

Total current liabilities	229,221	223,561

Long-term debt	146,473	120,730
Other long-term liabilities	89,423	82,482
Deferred income taxes	6,655	7,196
Minority interest	5,404	5,784
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares at May 31, 2007 and August 31, 2006	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common Stock, $1 par value, authorized - 75,000,000 shares, issued - 41,363,806 shares at May 31, 2007 and 40,707,018 shares at August 31, 2006	41,364	40,707
Other capital	95,166	86,894
Accumulated other comprehensive income	46,892	32,893
Retained earnings	504,985	502,998
Treasury stock, at cost, 14,113,977 shares at May 31, 2007 and 13,343,711 shares at August 31, 2006	(279,164)	(261,057)

Common stockholders’ equity	409,243	402,435

Total stockholders’ equity	410,300	403,492

	$887,476	$843,245

The accompanying notes are an integral part of the consolidated financial statements.

A. Schulman, Inc.
Consolidated Statements of Cash Flows

	For the nine months ended
	May 31,
	2007	2006
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$14,133	$25,169
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	18,918	18,296
Non-current deferred taxes	(1,432)	(2,148)
Pension and other deferred compensation	5,207	7,426
Postretirement benefit obligation	1,923	2,527
Minority interest in net income of subsidiaries	720	823
Restructuring charges, including accelerated depreciation of $1.0 million	2,042	—
Non-cash items related to the loss on extinguishment of debt	—	180
Changes in working capital:
Accounts receivable	(26,501)	(46,604)
Inventories	36,393	(35,021)
Prepaid expenses	463	504
Accounts payable	8,884	29,581
Income taxes	(5,479)	8,680
Restructuring payments	(812)	—
Accrued payrolls and other accrued liabilities	6,236	14,568
Proceeds from life insurance benefits	—	580
Changes in other assets and other long-term liabilities	822	(6,200)

Net cash provided from (used in) operating activities	61,517	18,361

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(20,029)	(17,855)
Disposals of property, plant and equipment	762	162

Net cash used in investing activities	(19,267)	(17,693)

Provided from (used in) financing activities:
Cash dividends paid	(12,146)	(13,420)
Increase (decrease) in notes payable	(8,376)	931
Borrowings on revolving credit facilities	56,081	112,557
Repayments on revolving credit facilities	(35,160)	(68,532)
Prepayment of 7.27% senior notes	—	(50,000)
Proceeds from issuance of 4.485% and floating rate senior notes	—	91,208
Payment of debt issuance costs	—	(2,637)
Cash distributions to minority shareholders	(1,100)	(600)
Purchase of treasury stock	(18,107)	(60,036)
Exercise of stock options	6,031	9,589

Net cash provided from (used in) financing activities	(12,777)	19,060

Effect of exchange rate changes on cash	1,188	2,224

Net increase (decrease) in cash and cash equivalents	30,661	21,952
Cash and cash equivalents at beginning of period	50,662	102,329

Cash and cash equivalents at end of period	$81,323	$124,281

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
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

The results of operations for the nine months ended May 31, 2007 are not necessarily indicative of the results expected for the year ending August 31, 2007.

The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

(2)	Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options vest at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. Restricted stock awards under the 2002 Equity Incentive Plan vest ratably over four years following the date of grant. In accordance with the 2006 Incentive Plan, the shares available for grant under the Company’s 2002 Equity Incentive Plan were terminated upon adoption of the 2006 Incentive Plan.

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. The time-based nonqualified stock options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On May 31, 2007, there were approximately 3.1 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A summary of non-qualified stock options is as follows:

	Nine months ended May 31,
	2007		2006
	Outstanding		Outstanding
	shares under	Weighted-average	shares under	Weighted-average
	option	exercise price	option	exercise price
Outstanding at beginning of period	1,568,276	$18.93	1,672,362	$17.09
Granted	—	—	572,750	19.78
Exercised	(325,721)	18.52	(631,977)	15.08
Forfeited and expired	(11,037)	19.35	(10,602)	19.16

Outstanding at end of period	1,231,518	19.04	1,602,533	18.83

Exercisable at the end of the period	795,721	18.57	507,676	17.43

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the nine months ended May 31, 2007 and 2006 was approximately $1.3 million and $4.4 million, respectively. The intrinsic value for stock options exercisable at May 31, 2007 was $3.2 million with a remaining term for options exercisable of six years. For stock options outstanding at May 31, 2007, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at May 31, 2007 was approximately 6.8 years. Stock options vested and expected to vest at May 31, 2007 were 1,216,429 with a remaining contractual term of 6.8 years and a weighted-average exercise price of $19.03. At May 31, 2007, the aggregate intrinsic value of stock options vested and expected to vest was $4.5 million.
Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at May 31, 2007 was approximately $7.2 million. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
During the three months ended May 31, 2007, the Company granted restricted stock awards for 228,250 shares. Included in the grant are awards for approximately 138,000 shares for which the restrictions will lapse based on market performance criteria. The weighted-average grant date fair value of the performance awards based on market conditions was $20.55 per share. The valuation for these awards which vest based on market performance criteria was based upon the Monte Carlo simulation, which is a binomial model that appropriately represents the characteristics of these grants. Restrictions on the ultimate number of shares underlying performance awards that will lapse, if any, will be dependant upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three year period. These awards were accounted for as awards with market conditions in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment. Restrictions on the remaining shares underlying the restricted stock awards will lapse evenly over a three year period and are valued at the fair market value on the date of grant.
The fair value of the performance based awards granted during the nine months ended May 31, 2007 was estimated using a binomial model with the following weighted-average assumptions:

Nine months ended
Weighted-Average Assumptions	May 31, 2007
Dividend yield	2.63%
Expected volatility	26.00%
Risk-free interest rate	4.45%
Correlation	30.00%
The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2006	362,900	$18.05
Granted	228,250	21.15
Issued	(102,817)	15.05
Forfeited	(11,833)	19.07

Outstanding at May 31, 2007	476,500	20.15

(3)	All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $36.5 million at May 31, 2007 and $13.7 million at August 31, 2006.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(4)	A summary of the stockholders’ equity section for the nine months ended May 31, 2007 and 2006 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated Other				Total
	Preferred	Common	Other	Comprehensive	Retained			Stockholders’
	Stock	Stock	Capital	Income (loss)	Earnings		Treasury Stock	Equity
Balance at September 1, 2006	$1,057	$40,707	$86,894	$32,893	$502,998		$(261,057)	$403,492
Comprehensive income:
Net income	—	—	—	—	14,133		—
Foreign currency translation gain (loss)	—	—	—	13,999	—		—
Total comprehensive income								28,132
Cash dividends paid or accrued:
Preferred stock, $3.75 per share	—	—	—	—	(40)		—	(40)
Common stock, $.435 per share	—	—	—	—	(12,106)	*	—	(12,106)
Stock options exercised	—	326	5,705	—	—		—	6,031
Restricted stock issued	—	331	(331)	—	—		—	—
Purchase of treasury stock	—	—	—	—	—		(18,107)	(18,107)
Non-cash stock based compensation	—	—	1,489	—	—		—	1,489
Amortization of restricted stock	—	—	1,409	—	—		—	1,409

Balance at May 31, 2007	$1,057	$41,364	$95,166	$46,892	$504,985		$(279,164)	$410,300

*	Includes approximately $.3 million related to the redemption of the special stock purchase rights which were paid at a price of $.01 per share for shareholders of record on January 19, 2007. This $.01 is not included in the $.435 per share for common stock dividends.

				Accumulated Other			Unearned Stock	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	Income (loss)	Earnings	Stock	Compensation	Equity
Balance at September 1, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income:
Net income	—	—	—	—	25,169	—	—
Foreign currency translation gain (loss)	—	—	—	4,273	—	—	—
Total comprehensive income								29,442
Cash dividends paid or accrued:
Preferred stock, $3.75 per share	—	—	—	—	(40)	—	—	(40)
Common stock, $.435 per share	—	—	—	—	(13,380)	—	—	(13,380)
Stock options exercised	—	635	8,954	—	—	—	—	9,589
Restricted stock issued		3	(3)					—
Purchase of treasury stock	—	—	—	—	—	(60,036)	—	(60,036)
Reclassification due to adoption of SFAS 123R	—	—	(3,234)	—	—	—	3,234	—
Non-cash stock based compensation	—	—	3,610	—	—	—	—	3,610
Amortization of restricted stock	—	—	1,060	—	—	—	—	1,060

Balance at May 31, 2006	$1,057	$40,627	$85,360	$30,825	$499,747	$(225,268)	$—	$432,348

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(5)	Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance based awards expected to vest, which would then share in the earnings of the Company.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Weighted-average shares outstanding:
Basic	26,995	29,798	26,942	30,550
Incremental shares from stock options	165	208	156	188
Incremental shares from restricted stock	180	279	182	249

Diluted	27,340	30,285	27,280	30,987

For the three and nine months ended May 31, 2007, there were approximately .1 million and .3 million, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(6)	The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	May 31,	August 31,
	2007	2006
	(In thousands)
Foreign currency translation gain	$53,201	$39,202
Minimum pension liability	(6,309)	(6,309)

	$46,892	$32,893

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(In thousands)
(Unaudited)

	North
	America	Europe	Other	Consolidated
Three months ended May 31, 2007

Sales to unaffiliated customers	$124,464	$342,491	$—	$466,955

Gross profit	$11,479	$47,900	$—	$59,379

Income (loss) before interest, restructuring and taxes	$(5,202)	$22,749	$—	$17,547
Interest expense, net	—	—	(1,341)	(1,341)
Restructuring — North America	—	—	(130)	(130)

Income (loss) before taxes	$(5,202)	$22,749	$(1,471)	$16,076

Three months ended May 31, 2006

Sales to unaffiliated customers	$128,420	$298,893	$—	$427,313

Gross profit	$13,407	$44,015	$—	$57,422

Income (loss) before interest and taxes	$(4,034)	$21,300	$—	$17,266
Interest expense, net	—	—	(693)	(693)

Income (loss) before taxes	$(4,034)	$21,300	$(693)	$16,573

Nine months ended May 31, 2007

Sales to unaffiliated customers	$354,509	$967,941	$—	$1,322,450

Gross profit	$29,359	$127,719	$—	$157,078

Income (loss) before interest, restructuring and taxes	$(18,881)	$55,012	$—	$36,131
Interest expense, net	—	—	(4,314)	(4,314)
Restructuring — North America	—	—	(1,058)	(1,058)

Income (loss) before taxes	$(18,881)	$55,012	$(5,372)	$30,759

Nine months ended May 31, 2006

Sales to unaffiliated customers	$369,596	$825,461	$—	$1,195,057

Gross profit	$43,755	$124,277	$—	$168,032

Income (loss) before interest, debt extinguishment and taxes	$(6,860)	$61,631	$—	$54,771
Interest expense, net	—	—	(1,564)	(1,564)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(6,860)	$61,631	$(6,550)	$48,221

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
The majority of the Company’s sales for the three and nine months ended May 31, 2007 and 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	For the three months ended May 31,
Product Family	2007		2006
	(In thousands, except for %’s)
Color and additive concentrates	$163,534	35%	$159,810	37%
Polyolefins	146,985	31	126,457	30
Engineered compounds	105,930	23	102,620	24
Polyvinyl chloride (PVC)	16,659	4	16,225	4
Tolling	4,555	1	4,355	1
Other	29,292	6	17,846	4

	$466,955	100%	$427,313	100%

	For the nine months ended May 31,
Product Family	2007		2006
	(In thousands, except for %’s)
Color and additive concentrates	$461,578	35%	$425,094	36%
Polyolefins	411,630	31	364,278	30
Engineered compounds	319,666	24	295,347	25
Polyvinyl chloride (PVC)	47,705	4	45,899	4
Tolling	15,364	1	11,858	1
Other	66,507	5	52,581	4

	$1,322,450	100%	$1,195,057	100%

(8)	A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt - no benefit	—	—	—	3.6
Domestic losses with no benefit	9.3	11.6	26.5	9.3
Estimated dividends to be repatriated from Europe	—	—	—	4.7
Amount of foreign taxes at less than statutory U.S. tax rate	(8.3)	(5.9)	(9.4)	(7.7)
Tax contingencies	—	4.6	—	2.4
Other	1.0	0.9	1.9	0.5

	37.0%	46.2%	54.0%	47.8%

Proposed tax legislation in Germany is expected to reduce the German tax rate by an estimated nine percentage points, which will benefit the Company going forward. Although this proposed legislation has not yet been passed, the Company expects it to be signed into law during the fourth quarter of fiscal 2007. If signed into law, the legislation will result in an estimated tax charge of $.6 million in the period that the change is signed into law to reduce the Company’s deferred tax assets based on the revised rate.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(9)	During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The two manufacturing lines at the Orange, Texas plant are anticipated to continue production through the fourth quarter of fiscal 2007 and the Orange, Texas warehouse closed during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 65 positions.

In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America. These plans are expected to deliver annual savings of approximately $14 million to $15 million, $7 million of which the Company expects to realize in the second half of fiscal 2007. These estimated savings are coming from the following initiatives:
•	Reduction in the Company’s North American workforce by approximately 30 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States retiree healthcare coverage plan,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.
In connection with this restructuring plan, the Company recorded pre-tax charges of $2.0 million for the nine months ended May 31, 2007. These charges are summarized below:
(In thousands)

	Fiscal 2007		Accrual balance
	charges	Paid fiscal 2007	May 31, 2007
Employee related costs	$990	$(744)	$246
Other costs	68	(68)	—

Restructuring	1,058	$(812)	$246

Accelerated depreciation, included in North America cost of sales in 2007	984

	$2,042

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded approximately $130,000 of restructuring charges and recorded approximately $35,000 of accelerated depreciation during the three months ended May 31, 2007. The accelerated depreciation represents a change in estimate for the reduced life of equipment totaling $1.0 million for the nine months ended May 31, 2007. At May 31, 2007, the Company estimated it will incur additional charges for employee related costs and additional accelerated depreciation totaling $.1 million in fiscal 2007, bringing the total charge to approximately $2.2 million.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(10)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

Net periodic pension cost recognized included the following components:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Service cost	$630	$594	$1,843	$1,734
Interest cost	953	775	2,777	2,266
Expected return on plan assets	(267)	(218)	(786)	(640)
Net actuarial loss and net amortization of prior service cost and transition obligation	340	223	847	656

Net periodic benefit cost	$1,656	$1,374	$4,681	$4,016

Postretirement benefit cost included the following components:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Service cost	$192	$499	$1,113	$1,498
Interest cost	313	417	1,195	1,250
Net amortization of prior service cost and unrecognized loss	(119)	117	(40)	350

Net periodic benefit cost	$386	$1,033	$2,268	$3,098

The Company’s postretirement benefit costs for the three and nine months ended May 31, 2007 decreased as a result of a plan amendment to its U.S. retiree healthcare coverage plan as a part of its North American restructuring plan.

(11)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2006, a railroad company filed suit against the Company seeking compensatory damages and reimbursement of environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. The Company and the railroad company agreed that the Company would pay the railroad company a settlement of approximately $64,000. This payment is expected to be made during the fourth quarter of fiscal 2007. With payment of this settlement, the Company will be released from liability for current and future right of way investigations on this property.

(12)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane was filed with the insurance carriers, but the ultimate amount related to this claim had not yet been realized as of May 31, 2007. In June 2007, the Company received $1.5 million as partial settlement of this claim which will be recorded as a gain in the fourth quarter of fiscal 2007.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(13)	On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility. The new credit facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio.

Interest rates on the facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. At May 31, 2007, there was $48.7 million outstanding under the revolving credit facility.

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

On March 1, 2006, the Company issued senior guaranteed notes in the private placement market consisting of the following:
•	$30.0 million of senior notes in the United States maturing on March 1, 2013 with an interest rate of LIBOR plus 80 bps

•	€50.3 million of senior notes in Germany maturing on March 1, 2016 with an interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $67.7 million at May 31, 2007.
The senior notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. The senior notes are also secured by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

Costs of $2.6 million related to the issuance of the private placement notes and the revolving credit facility were deferred and are being amortized over the contractual lives of the senior notes and the revolving credit facility, respectively.

(14)	In the third quarter of fiscal 2007, the Company determined that its anticipated customer claims for products sold in Europe are expected to be more favorable than originally anticipated. Accordingly, the Company changed its estimate for these reserves and recorded an adjustment which resulted in an increase in sales and pre-tax income of $2.4 million ($1.4 million in net income) for the three and nine months ended May 31, 2007.

(15)	In July 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The adoption of FIN 48 is required by the Company in the beginning of fiscal year 2008. The Company is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations and cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2007 and 2006
(16)	In September 2006, the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

(17)	In September 2006, the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in its adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 at May 31, 2007, the Company’s liabilities would have increased by approximately $17.0 million and accumulated other comprehensive income would have decreased by approximately $17.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s compliance with its debt covenants of its borrowing arrangements or its cash position. Additionally, the Company does not expect the adoption of SFAS 158 to affect the results of operations.

(18)	In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 for fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Net sales for the three months ended May 31, 2007 were $467.0 million, an increase of $39.7 million or 9.3% over last year’s third-quarter sales of $427.3 million. Net sales for the nine months ended May 31, 2007 increased $127.4 million from $1.2 billion for the same period last year to $1.3 billion this year. The translation effect of foreign currencies, primarily the euro, increased sales by $25.4 million and $70.4 million for the three and nine months ended May 31, 2007, respectively. The reasons for the change in sales for the three and nine months ended May 31, 2007 are as follows:

	Increase (decrease)
	Three months ended	Nine months ended
	May 31, 2007	May 31, 2007
Tonnage	5.3%	4.7%
Price and product mix	(1.9)	0.1
Translation effect	5.9	5.9

	9.3%	10.7%

The primary reason for the higher tonnage was an increase in Europe, which includes Asia, of 5.3% and 6.6% for the three and nine months ended May 31, 2007, respectively. The increase in European tonnage relates primarily to additional sales of lower margin, higher volume products. Tonnage in North America increased an encouraging 5.2% for the three months ended May 31, 2007 due to increased merchant and distribution and tolling business. Tonnage for the nine months ended May 31, 2007 for North America was almost flat with an increase of 0.4% as a result of decreased demand across all markets primarily in the first half of the fiscal year.
A comparison of consolidated sales by business segment for the three and nine months ended May 31, 2007 and 2006 is as follows:

	Three months ended		Increase		Nine months ended		Increase
	May 31,		(decrease)		May 31,		(decrease)
Sales	2007	2006	$	%	2007	2006	$	%
(In thousands, except for %’s)
Europe	$342,491	$298,893	$43,598	14.6%	$967,941	$825,461	$142,480	17.3%
North America	124,464	128,420	(3,956)	-3.1%	354,509	369,596	(15,087)	-4.1%

	$466,955	$427,313	$39,642	9.3%	$1,322,450	$1,195,057	$127,393	10.7%

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. For the three months ended May 31, 2007 and 2006, approximately 36% of consolidated sales were derived from packaging and 16% from the automotive market. For the North America segment, sales to customers in the automotive market accounted for 35% and 33% for the three months ended May 31, 2007 and 2006, respectively. For the Europe segment, sales to customers in the packaging market accounted for 43% and 42% for the three months ended May 31, 2007 and 2006, respectively.
Consolidated sales for the nine months ended May 31, 2007 were approximately 36% derived from packaging and 16% from the automotive market. For the nine months ended May 31, 2006, approximately 36% and 17% of consolidated sales were derived from the packaging and automotive markets, respectively. For the North America segment, sales to customers in the automotive market accounted for 35% and 36% for the nine months ended May 31, 2007 and 2006, respectively. For the Europe segment, sales to customers in the packaging market accounted for 43% and 44% for the nine months ended May 31, 2007 and 2006, respectively.

The U.S. automotive market has been under tremendous stress recently with the Company observing a decline in automotive production of the major U.S. automobile manufacturers during this period.
In the third quarter of fiscal 2007, the Company determined that its anticipated customer claims for products sold in Europe are expected to be more favorable than originally anticipated. Accordingly, the Company changed its estimate for these reserves and recorded an adjustment which resulted in an increase in sales and pre-tax income of $2.4 million ($1.4 million in net income) for the three and nine months ended May 31, 2007.
The majority of the Company’s sales for the three and nine months ended May 31, 2007 and 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	For the three months ended May 31,
Product Family	2007		2006
	(In thousands, except for %’s)
Color and additive concentrates	$163,534	35%	$159,810	37%
Polyolefins	146,985	31	126,457	30
Engineered compounds	105,930	23	102,620	24
Polyvinyl chloride (PVC)	16,659	4	16,225	4
Tolling	4,555	1	4,355	1
Other	29,292	6	17,846	4

	$466,955	100%	$427,313	100%

	For the nine months ended May 31,
Product Family	2007		2006
	(In thousands, except for %’s)
Color and additive concentrates	$461,578	35%	$425,094	36%
Polyolefins	411,630	31	364,278	30
Engineered compounds	319,666	24	295,347	25
Polyvinyl chloride (PVC)	47,705	4	45,899	4
Tolling	15,364	1	11,858	1
Other	66,507	5	52,581	4

	$1,322,450	100%	$1,195,057	100%

A comparison of gross profit dollars and percentages by business segment for the three and nine months ended May 31, 2007 and 2006 is as follows:

	(In thousands, except for %’s)
	For the three months ended May 31,		Increase/(decrease)
Gross profit $	2007	2006	$	%
Europe	$47,900	$44,015	$3,885	8.8
North America	11,479	13,407	(1,928)	(14.4)

	$59,379	$57,422	$1,957	3.4

Gross profit %
Europe	14.0	14.7
North America	9.2	10.4
Consolidated	12.7	13.4

	For the nine months ended May 31,		Increase/(decrease)
Gross profit $	2007	2006	$	%
Europe	$127,719	$124,277	$3,442	2.8
North America	29,359	43,755	(14,396)	(32.9)

	$157,078	$168,032	$(10,954)	(6.5)

Gross profit %
Europe	13.2	15.1
North America	8.3	11.8
Consolidated	11.9	14.1
The gross profit dollars increased for Europe for the three and nine months ended May 31, 2007, however, the foreign currency translation effect had a positive impact on gross margins of $3.3 million and $9.2 million for the three and nine months ended May 31, 2007, respectively. The Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the three and nine months ended May 31, 2007, without an impact on cost of sales. Therefore, excluding the impact of foreign currency translation and the $2.4 million claims reserve adjustment, gross profit was down $1.8 million for the quarter and $8.2 million for the nine months ended May 31, 2007. The European gross profit percentage decreased for the three and nine months ended May 31, 2007. The declines of gross profit and gross profit percentages were due primarily to the following three factors:
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
Gross profit and gross profit percentages for North America decreased for the three and nine months ended May 31, 2007. North America also experienced a decline in production, combined with successful efforts to reduce inventory, which negatively impacted the capacity utilization at the North American manufacturing facilities primarily in the first half of the year. The gross profit decreases were the result of a change in product mix to lower margin sales, increased raw materials costs that the Company was not able to fully pass on through increased selling prices and increased logistics costs on a lower volume of sales. Also contributing to the margin shortfall was additional expense of $1.1 million and $2.1 million for the three and nine months ended May 31, 2007, respectively, related to the Company’s investment in the new Invision® product line as compared to the same periods last year. Finally, the North American gross profit was negatively impacted by accelerated depreciation of approximately $35,000 and $1.0 million for the three and nine months ended May 31, 2007, respectively. This accelerated depreciation related to the Company’s announced restructuring plan. The Company is in the process of implementing plans to improve North America’s gross profit as discussed in more detail below.
A comparison of capacity utilization levels for the three and nine months ended May 31, 2007 and 2006 is as follows:

	For the three months ended May 31,		For the nine months ended May 31,
	2007	2006	2007	2006
Europe	93%	113%	93%	102%
North America	88%	82%	82%	83%
Worldwide	91%	100%	89%	94%
Capacity utilization for North America increased for the three months ended May 31, 2007 and remained flat for the nine months ended May 31, 2007 as a result of weakening markets primarily in the first half of fiscal year 2007 and the Company’s efforts to reduce its inventory levels. The Company has put in plans to remove capacity from its Orange, Texas plant to balance capacity with demand. In Europe, a change in demand, product mix and an increase in capacity at its France facility, combined with successful efforts to reduce inventory levels, have negatively effected capacity utilization. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
The changes in selling, general and administrative expenses are summarized as follows:

	(In thousands, except for %’s)
	For the three months ended May 31, 2007		For the nine months ended May 31, 2007
	$ Increase/	% Increase/	$ Increase/	% Increase/
	(decrease)	(decrease)	(decrease)	(decrease)
Change in selling, general and administrative expenses	$418	1.1%	$7,767	6.9%
Effect of foreign currency translation	1,665	4.2	4,898	4.4

Change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(1,247)	(3.1)%	$2,869	2.5%

For the three months ended May 31, 2007, the decrease in selling, general and administrative expenses, excluding the effect of foreign currency translation, was primarily a result of the Company’s North American restructuring and the Company’s efforts to control the levels of selling, general and administrative expenses. Excluding the effect of foreign currency translation and $1.0 million of costs related to the Company’s evaluation of a possible acquisition target, these expenses would have increased $1.9 million, or 1.7%, for the nine months ended May 31, 2007. The remaining increase is primarily due to increased legal and professional costs, including business process consultants, and compensation.
Interest expense increased $.1 million and $1.9 million for the three and nine months ended May 31, 2007, respectively, as compared to the same periods last year due to higher levels of borrowing and increased interest rates.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $1.7 million foreign currency transaction loss for the three months ended May 31, 2007 as compared with a foreign currency transaction loss of $1.2 million for the same period last year. The loss in fiscal 2007 primarily relates to changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso, whereas the loss in fiscal 2006 related primarily to changes in the value of the U.S. dollar as compared with the euro. For the nine months ended May 31, 2007, foreign currency transaction losses were $.4 million due primarily to changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso. Foreign currency transaction losses for the nine months ended May 31, 2006 were $2.1 million due primarily to changes in the value of the U.S. dollar compared with the Canadian dollar, Mexican peso and the euro. During the third quarter of fiscal 2007, the Company entered into foreign currency contracts in North America to reduce the impact of changes in foreign exchange rates on the statement of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the Consolidated Statement of Income.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
During the three and nine months ended May 31, 2007, other income declined $.7 million and $1.7 million, respectively. This decline related primarily to $.8 million of income due to the cancellation by suppliers of certain distribution agreements in Europe during the second quarter of fiscal 2006. In addition, in the third quarter of fiscal 2006, the Company recorded approximately $.5 million of other income related to life insurance proceeds.
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The two manufacturing lines at the Orange, Texas plant are anticipated to continue production through the fourth quarter of fiscal 2007 and the Orange, Texas warehouse closed during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 65 positions.
In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America. These plans are expected to deliver annual savings of approximately $14 million to $15 million, $7 million of which the Company expects to realize in the second half of fiscal 2007. These estimated savings are coming from the following initiatives:
•	Reduction in the Company’s North American workforce by approximately 30 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States retiree healthcare coverage plan,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.
In connection with this restructuring plan, the Company recorded pre-tax charges of $2.0 million for the nine months ended May 31, 2007. These charges are summarized below:

	(In thousands)

	Fiscal 2007		Accrual balance
	charges	Paid fiscal 2007	May 31, 2007
Employee related costs	$990	$(744)	$246
Other costs	68	(68)	—

Restructuring	1,058	$(812)	$246

Accelerated depreciation, included in North America cost of sales in 2007	984

	$2,042

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded $130,000 of restructuring charges and recorded approximately $35,000 of accelerated depreciation during the three months ended May 31, 2007. The accelerated depreciation represents a change in estimate for the reduced life of equipment totaling $1.0 million for the nine months ended May 31, 2007. At May 31, 2007, the Company estimated it will incur additional charges for employee related costs and additional accelerated depreciation totaling $.1 million in fiscal 2007, bringing the total charge to approximately $2.2 million.

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

	For the three months ended May 31,			For the nine months ended May 31,
			Favorable			Favorable
	2007	2006	(Unfavorable)	2007	2006	(Unfavorable)
			(In thousands)
Europe	$22,749	$21,300	$1,449	$55,012	$61,631	$(6,619)
North America	(5,202)	(4,034)	(1,168)	(18,881)	(6,860)	(12,021)
Restructuring, North America	(130)	—	(130)	(1,058)	—	(1,058)
Loss on extinguishment of debt	—	—	—	—	(4,986)	4,986
Interest expense, net	(1,341)	(693)	(648)	(4,314)	(1,564)	(2,750)

Income before taxes	$16,076	$16,573	$(497)	$30,759	$48,221	$(17,462)

European income before interest, restructuring, loss on extinguishment of debt and taxes increased for the three months ended May 31, 2007 and was positively impacted by the translation exchange effect of foreign currencies by $1.6 million. In addition, the Company recorded a favorable adjustment related to a change in estimate for its European customer claims reserve, which increased European sales $2.4 million for the three and nine months ended May 31, 2007. Excluding the impact of translation and the $2.4 million related to the claims reserve adjustment, income before interest, restructuring, loss on extinguishment of debt and taxes would have decreased $2.6 million compared to prior year. The driver of the decrease was the decline in gross profit of $1.8 million which excludes the positive translation effect of foreign currencies of $3.3 million and the $2.4 million for the claims reserve.
European income before interest, restructuring, loss on extinguishment of debt and taxes decreased for the nine months ended May 31, 2007, which includes the positive translation effect of foreign currencies of $4.2 million. Excluding the impact of translation of foreign currencies and the $2.4 million for the claims reserve, income before interest, restructuring, loss on extinguishment of debt and taxes declined $13.2 million. This decline was due primarily to the decrease in gross profit of $8.2 million, which excludes the positive translation effect of foreign currencies of $9.2 million and the adjustment to the claims reserve. Excluding the translation effect of foreign currencies, the remaining decrease relates to a decrease in other income and an increase of approximately $3.5 million in selling, general and administrative expenses. The increase in selling, general and administrative expenses was due to the increase in services driven primarily by legal and professional costs related to the evaluation of a possible acquisition target.
North American income before interest, restructuring, loss on extinguishment of debt and taxes for the three and nine months ended May 31, 2007 decreased because of a significant decline in gross profit margins, more significantly in the first half of fiscal 2007. The significant decline in gross profit was partially offset by a decline in selling, general and administrative expenses of $1.6 million and $.6 million for the three and nine months ended May 31, 2007, respectively, due primarily to the Company’s North American restructuring.

A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Statutory U.S. tax rate	35.0%	35.0%	35.0%	35.0%
Loss on extinguishment of debt - no benefit	—	—	—	3.6
Domestic losses with no benefit	9.3	11.6	26.5	9.3
Estimated dividends to be repatriated from Europe	—	—	—	4.7
Amount of foreign taxes at less than statutory U.S. tax rate	(8.3)	(5.9)	(9.4)	(7.7)
Tax contingencies	—	4.6	—	2.4
Other	1.0	0.9	1.9	0.5

	37.0%	46.2%	54.0%	47.8%

Proposed tax legislation in Germany is expected to reduce the German tax rate by an estimated nine percentage points, which will benefit the Company going forward. Although this proposed legislation has not yet been passed, the Company expects to be signed into law during the fourth quarter of fiscal 2007. If signed into law, the legislation will result in an estimated tax charge of $.6 million in the period that the change is signed into law to reduce the Company’s deferred tax assets based on the revised rate.
The translation effect of foreign currencies, primarily the euro, increased net income by $1.1 million and $2.8 million for the three and nine months ended May 31, 2007, respectively.
Looking ahead, management is not seeing the kind of recovery it expected in the North American core markets. Management is looking for additional strength as the European recovery continues as expected, and the new North American organization and Invision® begin to take hold. Management is disappointed in the results of the Company so far this year but believes the appropriate building blocks have been and are being put in place in North America to get back to and sustain satisfactory levels of profitability.
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
Net cash provided from operations was $61.5 million and $18.4 million for the nine months ended May 31, 2007 and 2006, respectively. The improvement from last year was due primarily to a substantial reduction of inventory driven by efforts to reduce inventory across the Company. This was partially offset by unfavorable cash flows from both accounts receivable which was driven by higher sales levels. In addition, days sales in receivables increased to 60 days at May 31, 2007, up from 58 days at August 31, 2006 driven by mix of customers.

	May 31,	August 31,
	2007	2006	% Change
	(in millions, except for %’s)
Cash and Cash Equivalents	$81.3	$50.7	60.4%
Working Capital, excluding cash	354.5	353.1	0.4
Long-Term Debt	146.5	120.7	21.4
Stockholders’ Equity	410.3	403.5	1.7
The Company’s cash and cash equivalents increased $30.6 million from August 31, 2006. The primary reason for the increase relates to the reduction of inventory of approximately $26.3 million. As a result of efforts to reduce inventory, the Company’s inventory has decreased to $259.8 million as of May 31, 2007, or $250.1 million excluding the effect of foreign currency translation, compared with $286.1 million at August 31, 2006. Working capital, excluding cash, was relatively flat compared to August 31, 2006, with an increase of $1.4 to $354.5 million. The primary reason for this movement was the significant decrease in inventories offset by increases in accounts receivable. Days sales in inventory decreased from 73 days at August 31, 2006 to 60 days at May 31, 2007. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $12.2 million. Accounts payable increased $13.8 million due primarily to recent increased inventory purchases for the Company’s increased production in the latter part of the third quarter of fiscal 2007 in response to increased sales.
The Company increased total long-term debt by $25.8 million during the nine months ended May 31, 2007. Total long-term debt was $146.5 million as of May 31, 2007. Increased borrowings were a result of general corporate purposes and repurchases of the Company’s common stock from its share buyback plan during the first quarter of fiscal 2007.
Capital expenditures for the nine months ended May 31, 2007 were $20.0 million compared with $17.9 million last year. The major components of the capital expenditures include $5.5 million for the new Invision® product line and new machinery and equipment for facilities in Sharon Center, Ohio, Canada, France, and Belgium. The Company’s Board of Directors approved $32.0 million for capital expenditures for A. Schulman Invision, Inc. of which approximately $21 million has been spent through May 31, 2007.
On February 28, 2006, the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility (“Credit Facility”). The Credit Facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2007, there were no covenant violations under the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of May 31, 2007 there was $48.7 million outstanding under the Credit Facility.
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
On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:
•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $67.7 million at May 31, 2007.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of May 31, 2007, there were no covenant violations under the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

As of May 31, 2007, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2006 Annual Report except for aggregate maturities of short and long-term debt subsequent to August 31, 2006 which are presented below:

			(In millions)
		Less than 1
	Total	year	1-3 years	3-5 years	After 5 years
Short-term Debt	$2.7	$2.7	$—	$—	$—
Long-term Debt	146.5	—	—	48.7	97.8

	$149.2	$2.7	$—	$48.7	$97.8

During the first quarter of fiscal 2007, the Company entered into an operating lease for transportation equipment. This lease will amount to an additional $.6 million in rental expense per year through fiscal 2011. Other than this lease, no other lease agreements were entered into that materially changed the operating lease information provided in footnote 12 of the Company’s 2006 Annual Report.
The Company’s outstanding commercial commitments at May 31, 2007 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of May 31, 2007.
During the nine months ended May 31, 2007, the Company has declared and paid quarterly cash dividends totaling $.435 per common share. The total amount of these dividends was $12.1 million. Cash has been sufficient to fund the payment of these dividends. The Company paid $.01 per common share on February 1, 2007, to shareholders of record on January 19, 2007, in redemption of the special stock purchase rights previously issued to the Company’s shareholders pursuant to the Rights Agreement dated as of January 26, 2006 between the Company and National City Bank as Rights Agent, thereby redeeming in full and canceling all such rights and terminating the Rights Agreement. The amount of this redemption was $.3 million, which is included in the total amount of dividends paid during the nine month ended May 31, 2007. On June 28, 2007, the Company’s Board of Directors declared a regular cash dividend of $.145 per common share payable August 1, 2007 to stockholders of record on July 20, 2007.
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. No shares were repurchased during the nine months ending May 31, 2006 under the prior repurchase authorization. The Company did not purchase any of its common stock under the Repurchase Program during the third quarter of fiscal 2007. This was based on the Company’s decision to conserve cash as it progresses through its North American restructuring plan. During the nine months ended May 31, 2007, the Company purchased 770,266 shares of its common stock under the Repurchase Program at an average price of $23.46 excluding commissions.
For the nine months ended May 31, 2007, approximately .3 million common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $6.0 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income as a component of stockholders’ equity. The weakening of the U.S. dollar during the nine months ended May 31, 2007 increased this account by $53.2 million.

The Company announced in June 2007 that it has agreed to acquire the Delta Plast Group, a European color masterbatch manufacturer with annual sales of approximately $20 million and operations in Sweden and Belgium. The Company plans to operate Delta Plast as a division of its Polybatch business unit and as a wholly owned subsidiary of A Schulman Plastics BVBA. The acquisition is not expected to have an impact on the Company’s earnings during its fiscal year ending August 31, 2007. The transaction is subject to regulatory approval and other customary closing conditions, and was completed in June 2007.
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
In September 2006, the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company will use a prospective approach in their adoption of SFAS 158. The Company will begin recognition of the funded status of its defined benefit postretirement plans and include the required disclosures under the provisions of SFAS 158 at the end of fiscal year 2007. If the Company had adopted SFAS 158 at May 31, 2007, the Company’s liabilities would have increased by approximately $17.0 million and accumulated other comprehensive income would have decreased by approximately $17.0 million, excluding any tax effect. The adoption of SFAS 158 is not expected to impact the Company’s compliance with its debt covenants of its borrowing arrangements or its cash position. Additionally, the Company does not expect the adoption of SFAS 158 to affect the results of operations.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At May 31, 2007, the Company had $48.7 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
Item 4 – Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II – OTHER INFORMATION
Items 1, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.
Item1A – Risk Factors
There are no material changes other than the additional risk factor noted below from the risk factors previously disclosed in the Company’s Annual report on Form 10-K for the year ended August 31, 2006.
The inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company’s purchases of its common stock under the Repurchase Program during the third quarter of fiscal 2007 were as follows:

		Average price paid per	Total number of shares	Maximum number of
	Total number of shares	share (excluding	purchased as part of a	shares that may yet be
	repurchased	commissions)	publicly announced plan	purchased under the plan
Beginning shares available				3,979,653
March 1-31, 2007	—	$—	—	3,979,653
April 1-30, 2007	—	$—	—	3,979,653
May 1-31, 2007	—	$—	—	3,979,653

Total	—	$—	—	3,979,653

Item 6 – Exhibits
(a) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (for purposes of Commission reporting compliance only) (filed herewith).

3.2	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (filed herewith).

10.1	Form of Restricted Stock Agreement (Time Based) (filed herewith).

10.2	Form of Restricted Stock Agreement (Performance Based) (filed herewith).

10.3	Form of Restricted Unit Agreement (filed herewith).

10.4	Form of Restricted Stock Agreement (Non-Employee Directors) (filed herewith).

10.5	Form of Restricted Unit Agreement (Non-Employee Directors) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2007	A. Schulman, Inc.
(Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)