Form 10-K
period 2007-08-31
SCHULMAN A INC
filed 2007-10-31
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 0-7459

A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-0514850 (I.R.S. Employer Identification No.)
3550 West Market Street, Akron, Ohio	44333 (ZIP Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (330) 666-3751

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC
Special Stock Purchase Rights	The NASDAQ Stock Market LLC

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

As of February 28, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $521,088,000 based on the closing sale price as reported on the NASDAQ National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 27,940,539 Shares of Common Stock, $1.00 Par Value, at October 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders	III

PART I

ITEM 1.	BUSINESS

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

BUSINESS ACTIVITIES

The Company combines basic resins purchased from plastic resin producers and, through mixing and extrusion processes, introduces additives that provide color, stabilizers, flame retardants or other enhancements that may be required by a customer. These compounds are formulated in the Company’s laboratories and technical centers and are manufactured in the Company’s 17 plastics compounding plants in its North American and European segments. Customers for the Company’s plastic compounds include manufacturers, custom molders, processors and extruders of a wide variety of plastic products and parts. The Company generally produces compounds on the basis of customer commitments and expectations.

The Company’s products are sold to manufacturers and suppliers in various markets such as packaging, automotive, consumer products, electrical/electronics, office equipment and agriculture. The compounds produced by the Company in these various markets are used in a variety of consumer and commercial products.

The Company also functions as a merchant, buying prime and off-grade plastic resins and reselling these commodities, without further processing, to a variety of users. The plastic resins generally are purchased from major producers. In addition to prime resins, the Company purchases supplies of off-grade plastic resins resulting from overruns, changes in customers’ specifications and failure to meet rigid prime specifications. Historically, these materials have been in continuous supply, generally in proportion to the total industry production of plastic resins. The Company also acts as a distributor for several major resin producers.

In fiscal 2006, the Company introduced its new Invision® sheet product and formed A. Schulman Invision, Inc., a wholly owned subsidiary. Invision® is a revolutionary product based on cutting-edge technology that is expected to provide high growth opportunities in many markets around the world. Invision® is a multi-layered, extruded sheet product that reduces costs and simplifies the manufacturing process for the Company’s customers, while providing a higher-performing and more environmentally friendly alternative to existing plastic and film materials that are painted or colored. The Company expects Invision® to appeal to customers in a variety of markets, both automotive and non-automotive. The Company is focusing on automotive applications to capitalize on the Company’s market presence and recognized capabilities. The initial production line was completed in fiscal 2007 at the Company’s Sharon Center facility and began shipping some of its first full orders in the last quarter of the fiscal year. In addition, the Company has purchased land and is constructing a dedicated Invision® plant site in Findlay, Ohio. While Invision® did not produce operating income in fiscal 2007, the Company believes this is a very large market that could have significant sales and earnings in the years ahead.

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. The initiatives targeted reducing expenses and improving efficiencies at all locations in the North American segment. The Company has already started to realize some of the cost savings as a result of the initiatives put in place, although weakness in the marketplace has masked some of those savings.

During the fourth quarter of fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. The Company organized the two operational locations as two separate wholly owned subsidiaries of A. Schulman Plastics, BVBA in its European segment, Deltaplast NV for the Belgium company and Deltaplast AB for the Sweden operations. The results of operations and financial position for the acquired companies are included in the consolidated financial statements of the Company. The acquisition is expected to expand the Company’s offerings of color masterbatches in the European segment. The earnings from the acquisition had a minimal effect on consolidated earnings for fiscal 2007.

The Company’s manufacturing in each of its geographic business segments can be classified into five major product families: color and additive concentrates; engineered compounds; polyolefins; polyvinyl chloride (PVC); and tolling.

Color and Additive Concentrates

The Company’s color and additive concentrates business consists of the compounding of resins that provide plastic with specific color and/or physical properties, such as conductivity, flexibility, viscosity and textures. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its concentrates using its formulae and purchased natural resins. These concentrates are sold to manufacturers of plastic products, such as film for packaging, household goods, toys, automotive parts, mechanical goods and other plastic items.

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

•	Polytrope®, which is a thermoplastic elastomer that has high resiliency and good impact resistance. Presently, the principal market for this product is the domestic automotive industry and typical applications include valance panels, body side moldings, grilles and bumper rub strips. Parts molded from Polytrope® weigh less than equivalent metal parts, are impact-resistant and may be painted to match adjoining exterior body parts.

•	Polyfort®, which is a reinforced polypropylene compound for applications that require stiffness and resistance to heat distortion, such as coffee makers, interior trim and under-the-hood products for automobiles.

•	Schulink®, which is a crosslink polyethylene-based compound, is used in rotational molding applications requiring high strength and chemical resistance, such as industrial doors and commercial waste containers.

•	Invision®, which is a thermoplastic elastomer, is a PVC alternative that can be injection molded, blow molded or extruded. It is a polyolefin compound with properties similar to PVC. It can be used in automotive interiors, trim for furniture, appliances and industrial components.

•	Polyaxis®, which is a polyethylene resin compound used for rotationally molded applications such as canoes, kayaks and agricultural tanks.

Polyvinyl Chloride

The Company’s PVC business, under the name Polyvin®, involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company’s thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company’s Sunprene® compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications. The Company’s PVC business is mainly supported by The Sunprene Company, in which the Company owns a 70% partnership interest. The partnership is discussed below in Joint Ventures.

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

The approximate amount and percentage of net consolidated sales for each of the Company’s product families for the three fiscal years ended August 31, 2007 are as follows:

	2007		2006		2005
Product Family	Amount	%	Amount	%	Amount	%
		(In thousands, except for %’s)

Color and additive concentrates	$627,268	35	$579,825	36	$501,159	35
Polyolefins	543,870	30	495,163	31	424,066	30
Engineered compounds	426,382	24	393,312	24	377,008	26
Polyvinyl chloride (PVC)	64,658	4	64,174	4	54,952	4
Tolling	21,450	1	16,482	1	16,117	1
Other	103,428	6	67,430	4	59,894	4

	$1,787,056	100	$1,616,386	100	$1,433,196	100

Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8 of this Report.

The Company’s principal subsidiaries are as follows:

A. Schulman Plastics, BVBA, a subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and Asia.

A. Schulman International Services N.V., another subsidiary located in Bornem, Belgium, provides financing and administrative services to the Company’s European operations.

A. Schulman, Inc., Limited, a subsidiary located in Crumlin, South Wales (U.K.), primarily manufactures color and additive plastic concentrates, which are sold in the United Kingdom and to various A. Schulman European locations.

A. Schulman GmbH, a subsidiary located in Kerpen, Germany, manufactures engineered and flame-retardant plastic compounds. In addition, this subsidiary purchases and sells prime and off-grade plastic resins from major European producers. This subsidiary also distributes plastic resins and compounds for companies, including several large resin producers.

A. Schulman Canada Ltd., a subsidiary located in St. Thomas, Ontario, Canada, manufactures engineered and various other plastic compounds. This subsidiary also acts as a distributor for major resin producers for injection molding. This subsidiary’s products are used primarily for automotive applications.

A. Schulman AG, a subsidiary located in Zurich, Switzerland, sells plastic compounds and concentrates manufactured by other European subsidiaries of the Company and also acts as a merchant of plastic resins.

A. Schulman, S.A.S., a French subsidiary, has sales offices in Paris, France and is a distributor in France for Total Petrochemicals and other large suppliers. A. Schulman, S.A.S. also acts as a merchant of plastic resins and sells compounds manufactured by the Company’s subsidiaries in Belgium, Germany and France.

A. Schulman Plastics, S.A.S., another French subsidiary, is located in Givet, France. This subsidiary produces plastic concentrates for the Company’s European market.

A. Schulman de Mexico, S.A. de C.V., a subsidiary located in San Luis Potosi, Mexico, manufactures concentrates for the packaging industry and compounds for the automotive, construction, appliance and consumer products markets. This subsidiary has sales offices in Monterrey and Mexico City, Mexico.

A. Schulman Polska Sp. z o.o., is a subsidiary located in Poland with offices in Warsaw, Poland and Prague, Czech Republic. In addition, this subsidiary has a plant in Nowa Biala, Poland. The subsidiary primarily sells products manufactured by other subsidiaries of the Company and acts as a distributor and merchant of plastic resins and compounds in Poland.

A. Schulman Plastics SpA is a subsidiary located in Gorla Maggiore, Italy. This subsidiary manufactures and sells engineered compounds and concentrates to the Italian market. It sells products manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A.S., A. Schulman GmbH and A. Schulman, Inc., Limited and acts as a merchant of plastic resins in Italy.

A. Schulman Plastics S.L., a subsidiary located in Barcelona, Spain, is primarily a distributor of plastic resins to the Spanish market. This subsidiary also engages in merchant activities in Spain and sells certain products manufactured by A. Schulman GmbH, and A. Schulman Plastics, BVBA.

A. Schulman Hungary Kft., a subsidiary located in Budapest, Hungary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A.S., and A. Schulman, Inc., Limited. It also acts as a merchant of plastic resins in Hungary.

A. Schulman Plastics (Dongguan) Ltd., a subsidiary located in Guangdong Province, China, manufactures concentrates for sale in the local Chinese markets. This subsidiary produces material for customers in the packaging markets and for the Company’s engineered compounds product family.

A. Schulman Europe GmbH, a subsidiary with offices in Wurselen, Germany provides support in the areas of sales, procurement, logistics and financing for the European operations.

A. Schulman S.ár.l. et Cie SCS, A. Schulman S.ár.l. and A. Schulman Holdings S.ár.l. are Luxembourg subsidiaries that provide financing and other corporate services for the European group.

A. Schulman Invision, Inc. is a subsidiary located in Sharon Center, Ohio. The subsidiary manufactures Invision®, a multi-layered, extruded sheet product for sale in both the automotive and non-automotive markets.

Deltaplast AB, a subsidiary located in Astrop, Sweden, was acquired in fiscal 2007. This subsidiary produces specialized color masterbatches. Deltaplast NV, a subsidiary located in Opglabbeek, Belgium, was also acquired in fiscal 2007 and also produces color masterbatches.

A. Schulman Plastik Sanayi Ve Ticaret, a subsidiary located in Istanbul, Turkey, was established in fiscal 2007. This subsidiary is primarily a distributor of plastic resins in the Turkish market.

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

EMPLOYEE INFORMATION

As of August 31, 2007, the Company had 980 employees in its North American segment and 1,491 employees in its European segment. Approximately 80% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements. None of these agreements which are expiring next year represent a significant portion of these employees.

The Company has laboratory facilities at a majority of its plants staffed by 292 technical personnel. The Company’s plastic compounding business is, to a degree, dependent on its ability to hire and retain qualified technical personnel. These personnel are involved in activities relating to the testing and sampling of material for conformity with product specifications and the development of new compounds. The Company has generally been successful in hiring or retaining such personnel.

RESEARCH AND DEVELOPMENT

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific applications of customers. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $7.8 million, $5.5 million and $4.8 million in fiscal years 2007, 2006 and 2005, respectively. The increase in these activities is primarily related to the new Invision® sheet product and to support new consumer packaging and automotive applications.

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

Also, national and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. It is possible that the Company could be identified as a potential responsible party at various sites in the future, which could result in the Company being assessed substantial investigation or clean-up costs.

Management believes that compliance with national, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not currently have a material effect upon the capital expenditures, financial position, earnings or competitive position of the Company.

DEPENDENCE ON CUSTOMERS

During the year ended August 31, 2007, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

AVAILABILITY OF RAW MATERIALS

The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC (polyvinyl chloride), polyethylene, polystyrene, nylon, ABS (acrylonitrile butadiene styrene) and polyurethane. For additional information on the availability of raw materials, see ITEM 1A. RISK FACTORS, Price increases in raw materials and energy costs could adversely affect operating results and financial condition, in this Report.

WORKING CAPITAL PRACTICES

The Company is generally not subject to unusual working capital practices. The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or assure the Company of a continuous allotment of goods from suppliers. The Company’s manufacturing processes are generally performed with a short turnaround time. The Company does not generally offer extended payment terms to its customers. The Company generally allows its customers to return merchandise for failure to meet pre-agreed quality standards or specifications; however, the Company employs quality assurance practices that minimize customer returns.

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

The principal methods of competition in plastics manufacturing are innovation, price, availability of inventory, quality and service. The principal methods of competition in respect of merchant and distribution activities are price, availability of inventory and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices.

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

Also, national and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. It is possible that we will be identified as a potentially responsible party at various sites in the future, which could result in being assessed substantial investigation or clean-up costs.

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have 12 manufacturing facilities located outside the United States, including facilities and offices located in Mexico, Canada, Belgium, France, Germany, Poland, Hungary, Indonesia, Italy, Spain, Switzerland, China, Luxembourg, Sweden, Turkey, South Korea, Czech Republic, Denmark and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

Scheduled or unscheduled maintenance programs could cause significant production outages, higher costs and/or reduced production capacity at our equity affiliates and suppliers due to the industry in which they operate. These events could also affect our future profitability.

The inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies.

We have implemented significant restructuring which are expected to reduce costs and improve efficiencies. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition.

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

Although our pension and postretirement plans are currently funded in accordance with applicable laws, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

We have several defined benefit pension and postretirement plans around the world covering most of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries and as required by law. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required, in order to avoid charges to our balance sheet and consequent reductions to shareholders’ equity. These contributions could be substantial and would reduce the cash available for our business.

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

As of August 31, 2007, our debt on a consolidated basis was approximately $126.3 million. We are more heavily leveraged than in the past and an increase in the level of indebtedness could have significant consequences. For example, it could:

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

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Whether these claims and legal actions are founded or unfounded, if these claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect market perception of the Company and our products. Any financial liability or reputation damage could have a material adverse effect on our business. This, in turn, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon good relationships with our various suppliers, vendors and distributors.

We rely upon good relationships with a number of different suppliers, vendors and distributors. If our relationships with these parties were to deteriorate or if a number of these parties should elect to discontinue doing business with us, our business operations could be adversely affected.

We may experience difficulties in integrating acquired businesses, or the acquisitions may not perform as expected.

During fiscal 2007, we made an acquisition intended to complement or expand our business, and may continue to do so in the future. The successful integration of these acquisitions will depend on our ability to integrate the assets and personnel acquired. We may encounter obstacles when incorporating the acquired operations with our operations and management. The acquired operations may not perform or provide the results expected when we first entered into the transaction. If the acquisitions are not integrated successfully or they do not perform as well as anticipated, this could adversely affect our results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates seven plants in North America, eight in Europe and two in Asia. The following table indicates the location of each plastics compounding plant, the approximate annual plastics compounding capacity and approximate floor area, including warehouse and office space and the geographic segment that is principally supported by such plants:

					Approximate
	Approximate		Approximate		Floor Area
Location	Capacity (sq. ft.)(3)		Capacity (lbs.)(1)		(Square Feet)
	(In thousands)

Bellevue, Ohio			88,000	(2)	160
Sharon Center, Ohio, Color Technology Center			14,000		113
Sharon Center, Ohio, A. Schulman Invision, Inc.	15,000	(3)			32
Nashville, Tennessee			34,000		138
San Luis Potosi, Mexico			83,000		187
St. Thomas, Ontario, Canada			74,000		141
Orange, Texas			135,000		182

Total North American Segment	15,000		428,000		953

Bornem, Belgium			147,000		455
Crumlin Gwent, South Wales			77,000		106
Givet, France			222,000		219
Nowa Biala, Poland			2,000		50
Guangdong Province, China			37,000		112
Kerpen, Germany			154,000		484
Astorp, Sweden			9,000		27
Opglabbeek, Belgium			5,000		17
East Java, Indonesia (Joint Venture)			29,000		136
Gorla Maggiore, Italy			41,000		115

Total European Segment	—		723,000		1,721

Total	15,000		1,151,000		2,674

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

(3) Includes the first production line for the new Invision® sheet product which is measured by the square foot. This is not currently included in the Company’s calculation of capacity utilization as it was completed in the fourth quarter of fiscal 2007.

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 49 warehouses for the Company worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company owns its corporate headquarters, which is located in Akron, Ohio and which contains approximately 48,000 square feet of office space. The Company leases sales offices in various locations in its North American and European segments.

The Company also owns a 158,000 square foot facility in Akron, Ohio that, until December 31, 2000, was a manufacturing operation. The facility is now used for warehousing, logistics, product sampling and product development.

The Company also owns a 145,000 square foot facility in Orange, Texas, that, until August 31, 2003, was a manufacturing facility. The facility was previously used for warehousing and logistics, but was closed in fiscal 2007 and was placed for sale. The facility, which has a net book value of approximately $1.5 million at August 31, 2007, is currently designated as an asset held-for-sale and is included in property, plant and equipment in the Company’s Consolidated Balance Sheets.

ITEM 3.	LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2006, a railroad company filed suit against the Company seeking compensatory damages and reimbursement of environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. In fiscal 2007, the Company and the railroad company agreed to a settlement that the Company would pay the railroad company a settlement of approximately $64,000. The Company paid this settlement in fiscal 2007 and was released from liability for current and future right of way investigations on this property.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

The age (as of October 15, 2007), business experience during the past five years and offices presently held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

Terry L. Haines:  Age 61; President and Chief Executive Officer of the Company since January 1991.

Paul F. DeSantis:  Age 43; Chief Financial Officer and Treasurer of the Company since April 2006; joined the Company as Vice President of Finance in January 2006; prior to that time, he was with Scott’s Miracle-Gro where he held various financial roles since 1997 before becoming Vice President and Corporate Treasurer of the Company in 2003.

Alain C. Adam:  Age 58; Vice President — Global Automotive Market Development of the Company since March 2006; prior to that time Vice President — International Automotive Operations since September 1, 1999.

Barry A. Rhodes:  Age 47; Executive Vice President and Chief Operating Officer of North America since March 2006; prior to that time Vice President — North American Sales and Marketing since October 2001.

Ronald G. Andres:  Age 57; Vice President and General Manager — Engineered Compounds since June 2007, prior to that time, Vice President — North American Operations since March 2006; prior to that time, Vice President — North American Manufacturing since October 20, 1999.

Gary J. Elek:  Age 55; Vice President and Controller for North America since March 2006; prior to that Corporate Controller since February 2004; prior to that time, Executive Vice President, Corporate Development of FirstMerit Corporation from 1997 to 2004.

John M. Myles:  Age 63; retired Vice President — Research and Development since October 28, 2003, prior to that time, Vice President — North American Purchasing since October 1997. He retired from the Company on August 31, 2007.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market LLC under the symbol “SHLM.” At October 15, 2007, there were 562 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 15, 2007 was $20.78.

The quarterly high and low closing stock prices for fiscal 2007 and 2006 are presented in the table below.

	Fiscal 2007	Fiscal 2006
Common Stock Price Range	High - Low	High - Low

1st Quarter	$25.04 - 22.49	$20.95 - 16.77
2nd Quarter	$23.03 - 19.90	$25.80 - 20.80
3rd Quarter	$24.26 - 20.31	$25.14 - 22.80
4th Quarter	$25.95 - 19.82	$24.46 - 21.17

The quarterly cash dividends declared for fiscal 2007 and 2006 are presented in the table below.

Cash Dividends Per Share	Fiscal 2007	Fiscal 2006

1st Quarter	$0.145	$0.145
2nd Quarter	0.145	0.145
3rd Quarter	0.145	0.145
4th Quarter	0.145	0.145

	$0.580	$0.580

The Company paid $0.01 per common share on February 1, 2007, to shareholders of record on January 19, 2007, in redemption of the special stock purchase rights previously issued to the Company’s shareholders pursuant to the Rights Agreement dated as of January 26, 2006 between the Company and National City Bank as Rights Agent, thereby redeeming in full and canceling all such rights and terminating the Rights Agreement. The amount of this redemption was approximately $0.3 million, which is included in the total amount of dividends paid during fiscal 2007, but is not included in the $0.58 cash dividends per share.

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company’s purchases of its common stock under the Repurchase Program during the fourth quarter of fiscal 2007 were as follows:

			Total Number of	Maximum Number of
		Average Price Paid	Shares Purchased as	Shares that may yet be
	Total Number of	per Share (Excluding	Part of a Publicly	Purchased under the
	Shares Repurchased	Commissions)	Announced Plan	Plan

Beginning shares available				3,979,653
June 1-30, 2007	—	$—	—	3,979,653
July 1-31, 2007	—	$—	—	3,979,653
August 1-31, 2007	—	$—	—	3,979,653

Total	—	$—	—	3,979,653

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2007(1)	2006(1)	2005(1)	2004	2003
	(In thousands, except share and per share data)

Net sales	$1,787,056	$1,616,386	$1,433,196	$1,239,091	$1,100,457
Cost of sales	1,574,234	1,396,440	1,240,557	1,055,608	940,152
Other costs, expenses, etc.	169,686	163,001	145,697	131,084	124,775
Interest and other income	(4,138)	(5,202)	(2,394)	(2,252)	(2,067)

	1,739,782	1,554,239	1,383,860	1,184,440	1,062,860

Income before taxes	47,274	62,147	49,336	54,651	37,597
Provision for U.S. and foreign income taxes	24,655	29,485	17,243	26,745	21,643

Net income	$22,619	$32,662	$32,093	$27,906	$15,954

Total assets	$874,115	$843,245	$784,362	$724,096	$643,872
Long-term debt	$123,080	$120,730	$63,158	$49,679	$68,698
Total stockholders’ equity	$427,013	$403,492	$462,103	$435,237	$382,821
Average number of common shares outstanding, net of treasury shares:
Basic	27,032,348	29,961,580	30,619,780	30,128,117	29,496,281
Diluted	27,369,408	30,394,210	31,049,790	30,575,057	29,845,497
Diluted earnings per common share	$0.82	$1.07	$1.03	$0.91	$0.53
Cash dividends per common share	$0.58	$0.58	$0.57	$0.54	$0.54

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS AND RECENT DEVELOPMENTS

A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,500 employees and 17 plants in countries in North America, Europe and Asia. The Company operates within two segments, North America and Europe (which includes Asia). Both segments also include distributors which service some of the largest chemical companies in the world.

The Company offers such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (PVC) used in packaging, durable goods and commodity products. The Company also offers a tolling service to customers. Recently, the Company introduced its new Invision® sheet product. Invision® is a revolutionary product based on cutting-edge technology that is expected to provide high growth opportunities in many markets around the world. This business had a successful start-up of the initial production line at Sharon Center, Ohio in fiscal 2007 and began shipping some of its first full orders. The Company is constructing a dedicated facility to manufacture the Invision® product.

During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. The acquisition will expand the Company’s European segment color masterbatch capabilities and allow the Company to better meet customers’ needs. The earnings from the acquisition had a minimal effect on consolidated earnings for fiscal 2007.

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. The initiatives targeted reducing expenses and improving efficiencies at all locations in the North American segment. The Company has already started to realize some of the cost savings as a result of the initiatives put in place, although weakness in the marketplace has masked some of those savings.

Net income for the 2007 fiscal year was $22.6 million, or $0.82 per diluted share, compared to last year’s net income of $32.7 million, or $1.07 per diluted share. The translation effect of foreign currencies, primarily the euro, increased net income by $3.8 million or $0.14 per diluted share.

The Company had record sales performance but declined in its gross margin in fiscal 2007. The following significant and unusual items occurred that impacted net income in fiscal 2007:

•	Other income of $1.5 million (before and after-tax) related to the proceeds from an insurance settlement for a hurricane claim;

•	Charges of $0.6 million ($1.0 million before-tax) related to the Company’s evaluation of a possible acquisition target;

•	Income of $1.4 million ($2.4 million before-tax) for the Company’s change in its estimate for customer claims reserves;

•	Tax charges of $1.3 million to reduce its German deferred tax asset as a result of a statutory tax rate decline; and

•	Charges of $2.1 million (before and after-tax) related to the North American restructuring.

A detailed discussion of the Company’s fiscal 2007 performance is included in the Results of Operations section.

RESULTS OF OPERATIONS

2007

Net consolidated sales for fiscal 2007 were $1.8 billion, an increase of 10.6% over sales of $1.6 billion in fiscal 2006. A comparison of net consolidated sales by business segments, which are North America and Europe, including Asia (“Europe”), is as follows:

			Increase (Decrease)
Sales	2007	2006	Amount	%
	(In thousands, except for %’s)

Europe	$1,309,975	$1,122,742	$187,233	16.7
North America	477,081	493,644	(16,563)	(3.4)

	$1,787,056	$1,616,386	$170,670	10.6

The components of the percentage change in 2007 net consolidated sales are as follows:

Increase

Tonnage	4.1%
Price/product mix	0.7
Translation effect	5.8

Percentage increase in sales	10.6%

Worldwide tonnage was up 4.1% for the year due to the increase in European tonnage of 5.5%. North American tonnage was flat compared to fiscal 2006 primarily due to a weakness in the marketplace in the first half of the fiscal year. The increase in European tonnage was a result of the increased sales in higher volume, lower margin products. The translation effect of foreign currencies, primarily the euro, increased net consolidated sales by approximately $93.2 million in fiscal 2007.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for 2007 compared to 2006 is as follows:

	Fiscal	Fiscal
Market	2007	2006

Packaging	37%	36%
Automotive	16	17
Other	47	47

	100%	100%

For the North America segment, sales to customers in the automotive market accounted for 35% for the years ended August 31, 2007 and 2006. The U.S. automotive market has been under tremendous stress recently with the Company observing a decline in automotive production of the major Detroit-based automobile manufacturers during this period. For the

Europe segment, sales to customers in the packaging market accounted for 42% and 44% for the years ended August 31, 2007 and 2006, respectively.

The majority of the Company’s consolidated sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families compared to the previous year are as follows:

	2007		2006
Product Family	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$627,268	35	$579,825	36
Polyolefins	543,870	30	495,163	31
Engineered compounds	426,382	24	393,312	24
Polyvinyl chloride (PVC)	64,658	4	64,174	4
Tolling	21,450	1	16,482	1
Other	103,428	6	67,430	4

	$1,787,056	100	$1,616,386	100

During the third quarter of fiscal 2007, the Company determined that its anticipated customer claims for products sold in Europe are expected to be more favorable than originally anticipated. Accordingly, the Company changed its estimate for these reserves and recorded an adjustment which resulted in an increase in sales and pre-tax income of $2.4 million ($1.4 million in net income) for the year ended August 31, 2007.

A comparison of gross profit dollars and percentages by business segment for 2007 and 2006 is as follows:

			Increase (Decrease)
Gross Profit $	2007	2006	$	%
	(In thousands, except for %’s)

Europe	$171,066	$163,826	$7,240	4.4
North America	41,756	56,120	(14,364)	(25.6)

	$212,822	$219,946	$(7,124)	(3.2)

Gross Profit %	2007	2006

Europe	13.1%	14.6%
North America	8.8%	11.4%
Consolidated	11.9%	13.6%

The gross profit dollars increased for Europe for the year ended August 31, 2007. The foreign currency translation effect had a positive impact on gross profit of $12.1 million for fiscal 2007. The Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the year ended August 31, 2007, without an impact on cost of sales. Therefore, excluding the impact of foreign currency translation and the $2.4 million claims reserve adjustment, gross profit was down $7.3 million for the year ended August 31, 2007. The European gross profit percentage decreased for the year ended August 31, 2007. The decline of gross profit and the gross profit percentage was due primarily to the following factors:

•	Higher raw material costs were not able to be fully passed on through increased selling prices due to competitive price pressures, and

•	Decrease of production at the Company’s European manufacturing facilities, combined with successful efforts to reduce inventory negatively impacted the capacity utilization at these facilities.

Gross profit and gross profit percentages for North America decreased for the year ended August 31, 2007. North America also experienced a decline in production, combined with successful efforts to reduce inventory, which negatively impacted the capacity utilization at the North American manufacturing facilities primarily in the first half of the year. The gross profit decreases were the result of a change in product mix, increased raw materials costs that the Company was not able to fully pass on through increased selling prices and increased logistics costs on a lower volume of sales. Also contributing to the margin shortfall was additional expense of $2.6 million for the year ended August 31, 2007 related to the Company’s investment in the new Invision® product line as compared to last year. Finally, the North American gross profit was negatively impacted by accelerated depreciation of approximately $1.1 million for the year ended August 31, 2007. This accelerated depreciation related to the Company’s announced restructuring plan. During fiscal 2007, the North American segment experienced sequential improvement in gross profit each quarter since the first quarter of fiscal 2007. The Company’s restructuring savings plans have contributed to these results.

A comparison of capacity utilization levels is as follows:

	2007	2006

Europe	93%	94%
North America	84%	83%
Worldwide	90%	90%

Capacity utilization for North America and Europe remained relatively flat as compared to the prior year. Overall, the weakening markets primarily in the first half of fiscal year 2007 and the Company’s efforts to reduce its inventory levels forced utilization levels to remain the same. The Company has plans to remove capacity from its Orange, Texas plant to balance capacity with demand. In Europe, a change in demand, product mix and an increase in capacity at its France facility, combined with successful efforts to reduce inventory levels, have negatively effected capacity utilization. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The changes in selling, general and administrative expenses are summarized as follows:

	For the Year Ended
	August 31, 2007
	$ Increase	% Increase
	(In thousands,
	except for %’s)

Total change in selling, general and administrative expenses	$10,745	7.2%
Effect of foreign currency translation	6,383	4.3

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$4,362	2.9%

Excluding the effect of foreign currency translation and $1.0 million of costs related to the Company’s evaluation of a possible acquisition target, selling, general and administrative expenses increased $3.4 million, or 2.2%, for the year ended August 31, 2007. The remaining $3.4 million increase is primarily due to the Company’s European segment which had an increase of $3.8 million in selling, general and administrative expenses. This increase relates to increased services, which includes legal and professional costs and business process consultants, and increased compensation. The European increase was partially offset by a decline in North American selling, general and administrative expenses of approximately $0.5 million. This was primarily a result of the Company’s North American restructuring and efforts to control the levels of selling, general and administrative expenses despite the increase in these expenses from Invision® of $1.0 million.

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific applications of customers. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $7.8 million and $5.5 million in fiscal years 2007 and 2006, respectively. The increase in these activities is primarily related to the new Invision® sheet product and to support new consumer packaging and automotive applications.

Interest expense increased $1.9 million for the year ended August 31, 2007 as compared to the same period last year. The increase was a result of the full year effect of higher levels of borrowing due to the share repurchases completed in fiscal 2006 and early fiscal 2007, as well as higher interest rates.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $0.2 million foreign currency transaction loss for the year ended August 31, 2007 as compared with a foreign currency transaction loss of $2.1 million for the same period last year. The loss in fiscal 2006 primarily relates to changes in the value of the U.S. dollar compared with the Canadian dollar. The loss in fiscal 2007 primarily relates to the changes in the value of the U.S. dollar compared with the euro. During fiscal 2007, the Company entered into forward foreign exchange contracts in North America to reduce the impact of changes in foreign exchange rates on the consolidated statement of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the Consolidated Statements of Income.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane was filed with the insurance carriers, but the final recovery amount had not been finalized as of August 31, 2007. The Company received a $1.5 million payment in partial settlement of the claim during the fourth quarter of fiscal 2007. This amount was recorded in other income in the Consolidated Statement of Income. It is anticipated that amounts not covered by insurance will not have a material impact on future earnings.

Other income in fiscal 2007 was $1.8 million which included $1.5 million of insurance proceeds for a claim related to hurricane damage as noted above. In fiscal 2006, other income of $1.9 million included income of $0.8 million from the cancellation by suppliers of certain distribution arrangements in Europe and the receipt of a life insurance settlement of approximately $0.5 million.

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The two manufacturing lines at the Orange, Texas plant are anticipated to continue production into the first quarter of fiscal 2008 while the Orange, Texas warehouse was closed during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 65 positions.

In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America.

These plans are expected to deliver annual savings of approximately $18 million. These estimated savings are coming from the following initiatives:

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

In connection with this restructuring plan, the Company recorded pre-tax charges of $2.1 million for the year ended August 31, 2007. These charges are summarized below:

	Fiscal 2007		Accrual Balance
	Charges	Paid Fiscal 2007	August 31, 2007
	(In thousands)

Employee related costs	$980	$(906)	$74
Other costs	68	(68)	—

Restructuring	1,048	$(974)	$74

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded approximately $1.1 million of accelerated depreciation for the year ended August 31, 2007 which represents a change in estimate for the reduced life of equipment. At August 31, 2007, the Company estimated it will incur minimal additional charges for employee related costs which are not expected to impact the total charge of $2.1 million. The Company anticipates the remaining accrued balance for restructuring charges to be paid over the first seven months of fiscal 2008.

Income (loss) before interest, restructuring, loss on extinguishment of debt and taxes is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Management of the Company believes that income (loss) before interest, restructuring, loss on extinguishment of debt and taxes is a useful financial measure because it provides management and investors with an additional means of evaluating the Company’s operating performance. The following table reconciles segment income (loss) before interest, restructuring, loss on extinguishment of debt and taxes to income before taxes:

	2007	2006	Difference
	(In thousands)

Europe	$73,266	$79,126	$(5,860)
North America	(19,132)	(9,069)	(10,063)
Restructuring expense — North America	(1,048)	—	(1,048)
Interest expense, net	(5,812)	(2,924)	(2,888)
Loss on extinguishment of debt	—	(4,986)	4,986

Income before taxes	$47,274	$62,147	$(14,873)

European income before interest, restructuring, loss on extinguishment of debt and taxes decreased for the year ended August 31, 2007, which includes the positive translation effect of foreign currencies of $5.7 million. Excluding the impact of translation of foreign currencies and the $2.4 million for the claims reserve, income before interest, restructuring, loss on extinguishment of debt and taxes declined $14.0 million. This decline was due primarily to the decrease in gross profit of $7.3 million, which excludes the positive translation effect of foreign currencies of $12.1 million and the adjustment to the claims reserve. Excluding the translation effect of foreign currencies, the remaining decrease relates to a decrease in other income and an increase of approximately $4.8 million in selling, general and administrative expenses. The increase in selling, general and administrative expenses was due to the increase in services driven primarily by $1.0 million of legal and professional costs related to the evaluation of a possible acquisition target.

North American income before interest, restructuring, loss on extinguishment of debt and taxes for the year ended August 31, 2007 decreased because of a significant decline in gross profit margins. The North American gross profit includes approximately $1.1 million of accelerated depreciation related to the North American restructuring. The significant decline in gross profit was partially offset by a decline in selling, general and administrative expenses of $0.5 million for the year ended August 31, 2007 due primarily to the Company’s North American restructuring.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 52.2% in 2007 and 47.4% in 2006 is as follows:

	2007		2006
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$16,546	35.0%	$21,752	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(2,951)	(6.2)	(4,043)	(6.5)
Losses with no tax benefit	8,854	18.7	5,997	9.6
Provision for repatriated earnings	—	—	2,243	3.6
Loss on extinguishment of debt — no tax benefit	—	—	1,745	2.8
Ongoing tax audits	—	—	1,152	1.9
Reduction of German tax rate	1,335	2.8	—	—
Other, net	871	1.9	639	1.0

	$24,655	52.2%	$29,485	47.4%

RESULTS OF OPERATIONS

2006

Net income for the 2006 fiscal year was $32.7 million, or $1.07 per diluted share, compared to fiscal 2005 net income of $32.1 million, or $1.03 per diluted share. Net income in fiscal 2006 increased slightly as compared to the prior year and earnings per diluted share increased due to the reduced number of common shares outstanding as a result of the Company’s share repurchase program that was implemented in fiscal 2006 and the purchase of the Company’s common shares through a self-tender offer. The translation effect of foreign currencies, primarily the euro, decreased net income by $1.6 million or $0.05 per diluted share.

The Company improved its gross margin in fiscal 2006; however the following significant and unusual items occurred that impacted net income by approximately $7.3 million:

•	Charge related to the extinguishment of debt of approximately $5.0 million;

•	Charges of approximately $1.2 million related to ongoing tax audits;

•	Income from a life insurance settlement of approximately $0.5 million;

•	Tax charge of approximately $2.2 million related to the repatriation of dividends from Europe; and

•	Income of approximately $0.6 million resulting from compensation received from the cancellation by suppliers of certain European distribution agreements.

Net income also included approximately $4.5 million of expense related to the Company’s adoption of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (“SFAS 123R”), in fiscal 2006. There were no charges related to SFAS 123R in fiscal year 2005.

Net consolidated sales for fiscal 2006 were $1.616 billion, an increase of 12.8% over sales of $1.433 billion in fiscal 2005. A comparison of net consolidated sales by business segments, which are North America and Europe, including Asia (“Europe”), is as follows:

			Increase
Sales	2006	2005	Amount	%
	(In thousands, except for %’s)

North America	$493,644	$439,441	$54,203	12.3
Europe	1,122,742	993,755	128,987	13.0

	$1,616,386	$1,433,196	$183,190	12.8

The components of the percentage change in 2006 net consolidated sales are as follows:

Increase
(Decrease)

Tonnage	9.1%
Price/product mix	5.7
Translation effect	(2.0)

Percentage increase in sales	12.8%

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
	(In thousands, except for %’s)

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

A comparison of operating income (loss) by business segment for the years 2006 and 2005 is as follows:

	2006	2005	Difference
	(In thousands)

Europe	$79,126	$62,777	$16,349
North America	(9,069)	(11,000)	1,931
Restructuring expense — North America	—	(182)	182
Interest expense, net	(2,924)	(2,259)	(665)
Loss on extinguishment of debt	(4,986)	—	(4,986)

Income before taxes	$62,147	$49,336	$12,811

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

Total Company selling, general and administrative expenses were $148.5 million for fiscal 2006, up $10.7 million or 7.7% compared with fiscal 2005’s total of $137.8 million. The translation effect of foreign currencies had a favorable impact, decreasing these expenses by $2.1 million in 2006. Increases in these expenses, of which the majority are in North America, included stock-based compensation expense related to the Company’s adoption of SFAS 123R in fiscal 2006 of $4.5 million, costs associated with the Company’s CFO transition, incentive compensation which was driven by the Company’s increasing common stock price, legal and professional fees, medical insurance and various IT related projects. SFAS 123R accounted for approximately half of the increase in selling, general and administrative expenses.

On September 1, 2005, the Company adopted SFAS 123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to September 1, 2005 were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed a nominal vesting period approach.

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

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific applications of customers. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $5.5 million in fiscal 2006 and approximately $4.8 million in fiscal 2005. The increase in these activities is primarily related to the new Invision® sheet product.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies relate to the allowance for doubtful accounts, inventory reserve, restructuring charges, purchase accounting and goodwill, long-lived assets, income taxes, pension and other postretirement benefits and stock-based compensation.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, historical experience, customer payment history, expected trends and other factors that affect collectibility. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

INVENTORY RESERVE

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company monitors its slow-moving and obsolete inventory on a quarterly basis and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

RESTRUCTURING CHARGES

Restructuring charges are recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred. Fair value is the basis for the measurement of any asset write-downs that are recorded in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). Estimated remaining useful lives are the basis for the measurement of any adjustments that are reflected as accelerated depreciation in cost of sales in accordance with SFAS 144.

PURCHASE ACCOUNTING AND GOODWILL

Business acquisitions are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities. Goodwill is not amortized. The Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

INCOME TAXES

The Company’s provision for income taxes involves a significant amount of judgment by management. This provision is impacted by the income and tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate. No taxes are provided on earnings which are permanently reinvested.

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

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with the provisions of SFAS 109, Accounting for Income Taxes, all available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in the U.S. in recent periods provide sufficient negative evidence to require a full valuation allowance against its net deferred tax assets in the U.S. The Company intends to maintain a valuation allowance against its net deferred tax assets in the U.S. until sufficient positive evidence exists to support realization of such assets.

PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The Company has several postretirement benefit plans worldwide. These plans consist primarily of defined benefit and defined contribution pension plans and other postretirement benefit plans. For financial statements prepared in conformity with accounting principles generally accepted in the United States of America, many assumptions are required to be made in order to value the plans’ liabilities on a projected and accumulated basis, as well as to determine the annual expense for the plans. The assumptions chosen take into account historical experience, the current economic environment and management’s best judgment regarding future experience. Assumptions include the discount rate, the expected long-term rate of return on assets, future salary increases, health care escalation rates, cost of living increases, turnover, retirement ages and mortality. The cumulative difference between actual experience and assumed experience is included in accumulated other comprehensive income. These gains or losses are recognized in expense over the average future working lifetime of employees to the extent that the cumulative experience exceeds 10% of the greater of the Projected Benefit Obligation (or Accumulated Postretirement Benefit Obligation) and assets. Additionally, the current accounting principles defer the amount of any plan changes. These amounts are included in accumulated other comprehensive income and then recognized in expense over the average future working lifetime of the affected group. With the adoption at August 31, 2007 of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Postretirement Plans, the full unfunded liability of all the Company’s defined benefit pension and other postretirement benefit plans were included on the Company’s consolidated balance sheet at August 31, 2007.

For the majority of the Company’s pension plans, the Company consults with various actuaries annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 5.5% for fiscal 2007. For the other postretirement benefit plan, the rate is 6.25% and is obtained from the Citigroup Pension Liability Index and Discount Curve. This rate represents the higher interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.8% for fiscal 2007.

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2007:

		Impact on	Impact on
		August 31,	August 31,
		2007	2007
	Impact on	Projected Benefit	Projected Benefit
	2007	Obligation for	Obligation for
Change in Assumption	Benefits Expense	Pension Plans	Postretirement Plans
	(In thousands)

25 basis point decrease in discount rate	$373	$3,395	$755
25 basis point increase in discount rate	$(417)	$(3,305)	$(714)
25 basis point decrease in expected long-term rate of return on assets	$34	$—	$—
25 basis point increase in expected long-term rate of return on assets	$(34)	$—	$—

STOCK-BASED COMPENSATION

Stock-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the Company’s dividend yield. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience may result in a material change to the fair value calculation of share-based awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award and the dividend yield, may materially affect the Company’s future stock-based compensation expense.

The Company grants certain types of restricted stock grants which involved market conditions for determining vesting. These awards vest based on total shareholder return over a certain period compared to the shareholder return of other peer companies. The concept of modeling is used with such awards because observable market prices for these types of awards are not available. The modeling technique that is generally considered to most appropriately value this type of award is the Monte Carlo simulation. These models are considered to be a more refined estimate of fair value for awards with market conditions than the Black-Scholes model. The Monte Carlo simulation requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the correlation rate of the Company’s stock price compared to peer companies and the Company’s dividend yield. The Company uses historical data to determine the assumptions to be used in the Monte Carlo simulation and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments, future forfeitures and future correlation experience may result in a material change to the fair value calculation of share-based awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award, the correlation rate and the dividend yield, may materially affect the Company’s future stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

	August 31,	August 31,
	2007	2006	% Change
	(In millions, except for %’s)

Cash and cash equivalents	$43.0	$50.7	(15.2)%
Working capital, excluding cash	375.5	353.1	6.3
Long-term debt	123.1	120.7	2.0
Stockholders’ equity	427.0	403.5	5.8

As of August 31, 2007, the current ratio was 2.9 to 1 and working capital, excluding cash, was $375.5 million. Net cash provided from operations was $64.8 million in 2007 compared with $19.0 million in 2006. The improvement from last year was due primarily to a substantial reduction of inventory driven by efforts to reduce inventory across the Company. Cash used in investing activities was $38.0 million in 2007 compared with $26.7 million in 2006. The $11.3 million increase was mainly due to a business acquisition in 2007. Cash used in financing activities decreased $8.4 million due primarily to the decrease in the Company’s purchases of its common stock. In addition, in fiscal 2006, the Company refinanced its debt which involved borrowing from a new credit facility to prepay its outstanding senior notes.

The Company’s cash and cash equivalents were $43.0 million at August 31, 2007, a decrease of $7.6 million from August 31, 2006. The decrease is primarily due to an increase in working capital, excluding cash. The increase in working capital, excluding cash, is due primarily to the increase in European accounts receivable, which is offset by a significant decrease in inventory.

Accounts receivable increased in 2007 by $44.8 million, or 16.4%. The translation effect of foreign currencies, primarily the euro, accounted for $14.2 million of the increase in accounts receivable. Excluding the translation effect, the increase in accounts receivable was $30.6 million, or 11.2%. The increase in accounts receivable, excluding the translation effect, was the result of higher sales and increased days sales in accounts receivable from 58 days to 62 days, which is driven by the mix of customers.

Inventory decreased in 2007 by $23.0 million or 8.1%. The translation effect of foreign currencies increased inventory by $11.5 million, therefore, inventory decreased $34.5 million excluding the translation effect. The Company’s days sales in inventory improved from 73 days to 60 days. This change is driven by efforts to reduce inventory across the Company.

On June 21, 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. The acquisition included the purchase of 100% of the common shares of the Belgian operations of Delta Plast and certain assets and liabilities of the Swedish operations. The Company organized the two operational locations as two separate wholly owned subsidiaries of A. Schulman Plastics, BVBA in its European segment, Deltaplast NV for the Belgium company and Deltaplast AB for the Sweden operations. The acquisition is expected to expand the Company’s offerings of color masterbatches in its European segment. In connection with this acquisition, the Company paid approximately 81.3 million Swedish Krona (approximately $11.8 million at the acquisition date) which was paid primarily in cash. The purchase price also includes a potential deferred payment that could be paid over a three year period which is based on certain terms in the purchase agreement. The purchase price allocation included in the accompanying consolidated financial statements for this acquisition is subject to normal course working capital adjustments and may be adjusted as these adjustments have not been agreed upon. The total cost included direct acquisition costs. Goodwill recognized in connection with this acquisition amounted to approximately $3.8 million as of August 31, 2007, of which approximately $2.6 million is expected to be fully deductible for tax purposes. The results of operations and financial position for the acquired companies are included in the consolidated financial statements of the Company. The earnings from the acquired companies had a minimal effect on consolidated earnings for fiscal 2007.

Capital expenditures for the year ended August 31, 2007 were $29.4 million compared with $29.2 million last year. The major components of the capital expenditures included machinery and equipment at the Company’s France and Belgium plants. In addition, approximately $9.0 million of the capital expenditures for the Company were related to the new A. Schulman Invision, Inc. company, including the first full production line and the start of construction on the first Invision® product dedicated plant. The Company anticipates approximately $40 million to $50 million in capital expenditures in fiscal 2008, which includes some spending related to the construction of a new plant in the North American segment. The new plant is intended to release some capacity in the Company’s Mexican facility for additional Mexican and South American sales.

On February 28, 2006 the Company completed a refinancing in which it replaced a $100.0 million credit facility with a new $260.0 million credit facility (“Credit Facility”). The Credit Facility consists of $260.0 million of revolving credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of August 31, 2007, there were no covenant violations under the Credit Facility.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of August 31, 2007 there was $23.6 million outstanding under the Credit Facility.

During fiscal 2006, the Company used proceeds from the Credit Facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $68.6 million at August 31, 2007.

At August 31, 2007, the fair market value of the Euro Notes is approximately €47.0 million, which approximates $64.1 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of August 31, 2007, there were no covenant violations under the Senior Notes.

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

Charges of $2.6 million related to the issuance of the Senior Notes and the Credit Facility in fiscal 2006 were deferred and are being amortized over the contractual lives of the Senior Notes and the Credit Facility, respectively.

The Company had approximately $8.5 million of uncollateralized short-term lines of credit from various domestic banks at August 31, 2007 and 2006. There were no borrowings at August 31, 2007 and $8.5 million outstanding at August 31, 2006 under these lines of credit.

The Company had approximately $46.9 million and $58.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2007 and August 31, 2006, respectively. There was $2.8 million and $2.5 million outstanding under these lines of credit at August 31, 2007 and 2006, respectively.

The Company has approximately $1.3 million in capital lease obligations, of which $0.4 million is current. The current portion of capital lease obligations was $18,000 in fiscal 2006. The Company’s current portion of capital lease obligations is included in other accrued liabilities on the Company’s Consolidated Balance Sheets.

The Company’s unfunded pension liability is approximately $66.7 million at August 31, 2007. This amount is primarily due to an unfunded plan of $50.5 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the Consolidated Statements of Income. The Company estimates that a 10% change in foreign exchange rates at August 31, 2007 would have changed the fair value of the contracts by approximately $1.3 million. Changes in the fair value of forward foreign exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

A summary of the Company’s future obligations subsequent to August 31, 2007 are presented below:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)

Short Term Debt	$2,762	$—	$—	$—	$2,762
Long Term debt	—	—	23,617	98,572	122,189
Capital Lease Obligations	411	863	27	—	1,301
Operating Lease Obligations	3,619	4,732	2,779	175	11,305
Purchase Obligations(a)	79,946	—	—	—	79,946
Pension Obligations	3,100	—	—	—	3,100
Postretirement Benefit Obligations	733	1,672	1,965	6,489	10,859
Deferred Compensation Obligations	575	5,177	2,696	1,785	10,233
Interest Expense	6,963	13,926	10,757	10,402	42,048

	$98,109	$26,370	$41,841	$117,423	$283,743

(a)	Purchase obligations include purchase orders for inventory.

Operating lease information is provided in the Notes to the Consolidated Financial Statements appearing in Item 8 of this Report. The aggregate future minimum rental commitment for non-cancelable leases, excluding obligations for taxes, insurance, etc. was $11.3 million at August 31, 2007.

The Company’s outstanding commercial commitments at August 31, 2007 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

The Company does not have any off-balance sheet arrangements.

During the year ended August 31, 2007, the Company paid cash dividends aggregating to $0.58 per share. The total amount of these dividends was $16.1 million. Cash flow has been sufficient to fund the payment of these dividends. The Company paid $0.01 per common share on February 1, 2007, to shareholders of record on January 19, 2007, in redemption of the special stock purchase rights previously issued to the Company’s shareholders pursuant to the Rights Agreement dated as of January 26, 2006 between the Company and National City Bank as Rights Agent, thereby redeeming in full and canceling all such rights and terminating the Rights Agreement. The amount of this redemption was $0.3 million, which is included in the total amount of dividends paid during the year ended August 31, 2007 but is not included in the $0.58 cash dividends per share.

For the year ended August 31, 2007, the Company issued 742,528 common shares upon the exercise of employee stock options and 228,250 common shares were issued to employees under the restricted stock plan. The total amount received from the exercise of the stock options was $13.9 million.

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. During fiscal 2007, the Company purchased 770,266 shares of its common stock under the Repurchase Program at an average price of $23.46 excluding commissions. Under the Repurchase Program the Company has approximately 4.0 million shares still available to be repurchased.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The continued weakness of the U.S. dollar during the year ended August 31, 2007 increased this account by $16.2 million. Based on past performance and current expectations, Management believes the Company’s cash and cash equivalents, investments, and cash generated from operations will satisfy the Company’s working capital needs, capital expenditures, contractual obligations and other liquidity requirements associated with operations through at least the next 12 months. Additional common stock repurchases would generally be funded through incremental borrowing.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company adopted FIN 48 on September 1, 2007. Tax positions taken in prior years are being evaluated under FIN 48 and the Company anticipates it will increase the opening balance of retained earnings as of September 1, 2007 by up to $2.5 million for tax benefits not previously recognized under historical practice.

On September 15, 2006, the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company used a prospective approach in its adoption of SFAS 158. As of August 31, 2007, the Company recognized the funded status of its defined benefit pension and postretirement benefit plans. The adoption of SFAS 158 resulted in a decrease of $5.4 million on a pre-tax basis and a decrease of $2.8 million on an after-tax basis to the Company’s accumulated other comprehensive income. The adoption of SFAS 158 did not impact the Company’s compliance with its debt covenants of its borrowing arrangements, cash position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

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

The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At August 31, 2007, the Company had $23.6 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. SCHULMAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of August 31, 2007 (Note 7) and stock-based compensation as of September 1, 2005 (Note 9).

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

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 30, 2007

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
	2007	2006	2005
	(In thousands except share and per share data)

Net sales	$1,787,056	$1,616,386	$1,433,196
Cost of sales	1,574,234	1,396,440	1,240,557
Selling, general and administrative expenses	159,274	148,529	137,848
Interest expense	8,118	6,234	3,704
Foreign currency transaction losses	219	2,136	2,824
Minority interest	1,027	1,116	1,139
Interest income	(2,306)	(3,310)	(1,446)
Other income	(1,832)	(1,892)	(948)
Restructuring expense — North America	1,048	—	182
Loss on extinguishment of debt	—	4,986	—

	1,739,782	1,554,239	1,383,860

Income before taxes	47,274	62,147	49,336
Provision for U.S. and foreign income taxes	24,655	29,485	17,243

Net income	$22,619	$32,662	$32,093

Weighted-average number of shares outstanding:
Basic	27,032,348	29,961,580	30,619,780
Diluted	27,369,408	30,394,210	31,049,790
Earnings per share of common stock:
Basic	$0.83	$1.09	$1.05
Diluted	$0.82	$1.07	$1.03

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2007	2006
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$43,045	$50,662
Accounts receivable, less allowance for doubtful accounts of $9,056 in 2007 and $9,409 in 2006	317,774	272,929
Inventories, average cost or market, whichever is lower	263,047	286,079
Prepaid expenses and other current assets	16,163	17,678

Total current assets	640,029	627,348

Other assets:
Cash surrender value of life insurance	2,231	1,800
Deferred charges and other assets	21,784	20,444
Goodwill	9,350	5,392
Intangible assets	174	1,382

	33,539	29,018

Property, plant and equipment, at cost:
Land and improvements	16,768	15,778
Buildings and leasehold improvements	145,952	136,526
Machinery and equipment	352,044	317,499
Furniture and fixtures	38,955	35,918
Construction in progress	13,035	11,079

	566,754	516,800
Accumulated depreciation and investment grants of $1,322 in 2007 and $1,119 in 2006	366,207	329,921

	200,547	186,879

	$874,115	$843,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,762	$10,976
Accounts payable	141,838	135,930
U.S. and foreign income taxes payable	11,544	14,708
Accrued payrolls, taxes and related benefits	32,249	30,866
Other accrued liabilities	33,112	31,081

Total current liabilities	221,505	223,561

Long-term debt	123,080	120,730
Other long-term liabilities	91,316	82,482
Deferred income taxes	5,640	7,196
Minority interest	5,561	5,784
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares in 2007 and 2006	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 41,784,640 shares in 2007 and 40,707,018 shares in 2006	41,785	40,707
Other capital	103,828	86,894
Accumulated other comprehensive income	50,092	32,893
Retained earnings	509,415	502,998
Treasury stock, at cost, 14,113,977 shares in 2007 and 13,343,711 shares in 2006	(279,164)	(261,057)

Common stockholders’ equity	425,956	402,435

Total stockholders’ equity	427,013	403,492

	$874,115	$843,245

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other			Unearned	Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stock Grant	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Compensation	Equity
	(In thousands except per share data)

Balance at August 31, 2004	$1,057	$39,633	$69,812	$18,643	$473,540	$(164,231)	$(3,217)	$435,237
Comprehensive income for 2005:
Net income for 2005					32,093
Foreign currency translation gain				10,260
Minimum pension liability adjustment (net of tax of $1,056)				(2,351)
Total comprehensive income								40,002
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.57 per share					(17,582)			(17,582)
Purchase of treasury stock						(1,001)		(1,001)
Stock options exercised		302	3,790					4,092
Issue of restricted stock		54	(54)					—
Grant of restricted stock			1,981				(1,981)	—
Forfeiture of restricted stock			(893)				893	—
Non-cash stock based compensation			337					337
Amortization of restricted stock							1,071	1,071

Balance at August 31, 2005	1,057	39,989	74,973	26,552	487,998	(165,232)	(3,234)	462,103
Comprehensive income for 2006:
Net income for 2006					32,662
Foreign currency translation gain				6,830
Minimum pension liability adjustment (net of tax of $214)				(489)
Total comprehensive income								39,003
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.58 per share					(17,609)			(17,609)
Purchase of treasury stock						(95,825)		(95,825)
Stock options exercised		650	9,150					9,800
Issue of restricted stock		68	(68)					—
Non-cash stock based compensation			4,525					4,525
Reclassification due to adoption of SFAS 123R			(3,234)				3,234	—
Amortization of restricted stock			1,548					1,548

Balance at August 31, 2006	1,057	40,707	86,894	32,893	502,998	(261,057)	—	403,492
Comprehensive income for 2007:
Net income for 2007					22,619
Foreign currency translation gain				16,195
Minimum pension liability adjustment (net of tax of $263)				3,806
Total comprehensive income								42,620
Adjustment to initially apply SFAS 158 (net of tax of $2,585)				(2,802)				(2,802)
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.58 per share					(16,149)*			(16,149)
Purchase of treasury stock						(18,107)		(18,107)
Stock options exercised		743	13,173					13,916
Issue of restricted stock		335	(335)					—
Non-cash stock based compensation			1,851					1,851
Amortization of restricted stock			2,245					2,245

Balance at August 31, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$—	$427,013

*	Includes approximately $0.3 million related to the redemption of the special stock purchase rights which were paid at a price of $0.01 per share for shareholders of record on January 19, 2007. This $0.01 is not included in the $0.58 per share for common stock dividends.

The accompanying notes are an integral part of the consolidated financial statements.

A.  SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2007	2006	2005
	(In thousands)

Provided from (used in) operating activities:
Net income	$22,619	$32,662	$32,093
Adjustments to reconcile net income to net cash
provided from (used in) operating activities:
Depreciation and amortization	25,802	24,912	25,082
Deferred tax provision	(1,865)	1,552	(3,632)
Pension and other deferred compensation	11,347	11,019	11,891
Postretirement benefit obligation	(2,837)	3,339	2,623
Minority interest in net income of subsidiaries	1,027	1,116	1,139
Restructuring charges, including accelerated depreciation of $1,071 in fiscal 2007	2,119	—	182
Proceeds of insurance settlements	750	—	—
Proceeds from life insurance benefits	—	580	—
Non-cash items related to loss on extinguishment of debt	—	180	—
Changes in assets and liabilities:
Accounts receivable	(29,088)	(41,193)	(17,643)
Inventories	37,942	(45,815)	4,069
Accounts payable	(3,018)	30,752	5,019
Restructuring payments	(974)	—	(598)
Income taxes	(2,006)	(1,433)	(4,051)
Accrued payrolls and other accrued liabilities	789	6,154	2,091
Changes in other assets and other long-term liabilities	2,222	(4,830)	(2,622)

Net cash provided from (used in) operating activities	64,829	18,995	55,643

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(29,379)	(29,239)	(26,944)
Disposals of property, plant and equipment	1,352	2,548	681
Business acquisitions, net of cash acquired	(11,277)	—	—
Proceeds of insurance settlements	1,295	—	—

Net cash used in investing activities	(38,009)	(26,691)	(26,263)

Provided from (used in) financing activities:
Cash dividends paid	(16,202)	(17,662)	(17,635)
Increase (decrease) in notes payable	(9,372)	9,426	1,479
Borrowings on revolving credit facilities	63,076	131,318	24,000
Repayments on revolving credit facilities	(66,871)	(118,989)	(10,536)
Proceeds from issuance of 4.485% and floating rate senior notes	—	91,943	—
Prepayments of 7.27% senior notes	—	(50,000)	—
Payment of debt issuance costs	—	(2,640)	—
Cash distributions to minority shareholders	(1,250)	(600)	(900)
Exercise of stock options	13,916	9,800	4,092
Purchases of treasury stock	(18,107)	(95,825)	(1,001)

Net cash provided from (used in) financing activities	(34,810)	(43,229)	(501)

Effect of exchange rate changes on cash	373	(742)	552

Net increase (decrease) in cash and cash equivalents	(7,617)	(51,667)	29,431

Cash and cash equivalents at beginning of year	50,662	102,329	72,898

Cash and cash equivalents at end of year	$43,045	$50,662	$102,329

Cash paid during the year for:
Interest	$7,829	$4,941	$3,818
Income Taxes	$31,230	$33,175	$32,524

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $11.0 million at August 31, 2007 and $13.7 million at August 31, 2006. Investments with maturities between three and twelve months are considered to be short-term investments. Investments are placed with numerous financial institutions which management believes to have acceptable credit ratings. The recorded amount of these investments approximates fair value.

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

GOODWILL

The Company does not amortize goodwill. However, the Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual impairment test of goodwill as of February 28, 2007 which resulted in no impairment loss recognized. During fiscal 2007, the Company did not identify any other events that required an impairment test.

LONG-LIVED ASSETS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable, or at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. The Company completed its annual impairment test of long-lived assets which resulted in no impairment loss recognized. The Company owns a building in Orange, Texas which has a net book value of approximately $1.5 million at August 31, 2007 and is currently designated as an asset held-for-sale. This building is included in property, plant and equipment in the Company’s Consolidated Balance Sheets.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RETIREMENT PLANS

The Company has several defined benefit and defined contribution pension plans covering certain employees in the U.S. and in foreign countries. For certain plans in the U.S., pension funding is based on an amount paid to trust funds at an agreed rate for each hour for which employees are paid. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans.

The Company also has retirement plans for its North American salaried employees for which contributions are determined at the discretion of the Board of Directors.

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

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2007 presentation.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted. SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. The forward foreign exchange contracts were adjusted to their fair market value through the income statement. Gains or losses on forward contracts that hedge specific transactions are recognized in the consolidated statement of income offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges. In 2004 the Company entered into an interest-rate swap agreement which was designated as a fair value hedge in accordance with SFAS 133. This interest-rate swap was terminated during 2006 in connection with the prepayment of the senior notes, as discussed in Note 4.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company adopted FIN 48 on September 1, 2007. Tax positions taken in prior years are being evaluated under FIN 48 and the Company anticipates it will increase the opening balance of retained earnings as of September 1, 2007 by up to $2.5 million for tax benefits not previously recognized under historical practice.

On September 15, 2006, the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to adopt SFAS 157 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued FASB Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. As required by SFAS 158, the Company used a prospective approach in its adoption of SFAS 158. As of August 31, 2007, the Company recognized the funded status of its defined benefit pension and postretirement benefit plans. The adoption of SFAS 158 resulted in a decrease of $5.4 million on a pre-tax basis and a decrease of $2.8 million on an after-tax basis to the Company’s accumulated other comprehensive income. The adoption of SFAS 158 did not impact the Company’s compliance with its debt covenants of its borrowing arrangements, cash position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

NOTE 2 —	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Beginning balance	$9,409	$8,227
Provision	2,019	2,453
Write-offs, net of recoveries	(2,713)	(1,458)
Translation effect	341	187

Ending balance	$9,056	$9,409

NOTE 3 —	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of a reporting unit below its carrying value. No impairment was required to be recorded as a result of the annual impairment review as of February 28, 2007. During fiscal 2007, the Company did not identify any other events that required an impairment test.

During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. See Note 17 for further discussion on the business acquisition.

The carrying amount of goodwill for the European segment was $8.4 million at August 31, 2007 and $4.4 million at August 31, 2006. The carrying amount of goodwill for the North American segment was $1.0 million at August 31, 2007 and 2006.

The changes in the Company’s carrying value of goodwill during the years ended August 31, 2007 and 2006 are as follows:

	Europe	North America	Total
	(In thousands)

Balance as of August 31, 2005	$4,324	$964	$5,288
Translation effect	104	—	104

Balance as of August 31, 2006	4,428	964	5,392
Goodwill recognized from business acquisition	3,780	—	3,780
Translation effect	178	—	178

Balance as of August 31, 2007	$8,386	$964	$9,350

Intangible assets were $0.2 million and $1.4 million at August 31, 2007 and 2006, respectively. The decrease in intangible assets is primarily related to the adoption of SFAS 158 in fiscal 2007.

NOTE 4 —	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	August 31,
	2007	2006
	(In thousands)

Notes payable, due within one year	$2,762	$10,976
Revolving credit loan, LIBOR, due 2011	23,617	26,218
Euro notes, 4.485%, due 2016	68,572	64,490
Senior notes, LIBOR plus 80 bps, due 2013	30,000	30,000
Capital lease obligations	1,301	40

	$126,252	$131,724

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

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of August 31, 2007 there was $23.6 million outstanding under the Credit Facility.

During fiscal 2006, the Company used proceeds from the Credit Facility to prepay its $50.0 million in 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. Deferred interest related to proceeds deferred in 1999 when the Company completed an interest rate lock effectively reducing the annual interest rate from 7.27% to 7.14% over the life of the notes. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $68.6 million at August 31, 2007.

At August 31, 2007, the fair market value of the Euro Notes is approximately €47.0 million, which approximates $64.1 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The proceeds from the Euro Notes, available cash, and borrowings on the Credit Facility were used to fund the $143.8 million repatriation from Europe completed in March 2006. During fiscal 2006, the Company used these repatriated proceeds to fund the self-tender offer which cost approximately $50.2 million including $0.5 million in fees directly related to the tender offer.

Charges of $2.6 million related to the issuance of the Senior Notes and the Credit Facility in fiscal 2006 were deferred and are being amortized over the contractual lives of the Senior Notes and the Credit Facility, respectively.

The Company had approximately $8.5 million of uncollateralized short-term lines of credit from various domestic banks at August 31, 2007 and 2006. There were no borrowings at August 31, 2007 and $8.5 million outstanding at August 31, 2006 under these lines of credit.

The Company had approximately $46.9 million and $58.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2007 and August 31, 2006, respectively. There was $2.8 million and $2.5 million outstanding under these lines of credit at August 31, 2007 and 2006, respectively.

The Company has approximately $1.3 million in capital lease obligations, of which $0.4 million is current. The current portion of capital lease obligations was $18,000 in fiscal 2006. The Company’s current portion of capital lease obligations is included in other accrued liabilities on the Company’s Consolidated Balance Sheets.

Aggregate maturities of debt including capital lease obligations subsequent to August 31, 2007 are as follows:

(In thousands)

Fiscal 2008	$3,173
2009	677
2010	186
2011	23,640
2012	4
2013 and thereafter	98,572

Total	$126,252

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FOREIGN EXCHANGE CONTRACTS

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the Consolidated Statements of Income. The Company does not hold or issue forward foreign exchange contracts for trading purposes. The following table presents a summary of forward foreign exchange contracts outstanding as of August 31, 2007 and August 31, 2006:

	2007		2006
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(In thousands)

Buy Currency:
Euro	$5,828	$5,854	$5,140	$5,115
U.S. dollar	3,060	3,079	171	171
British pound	3,267	3,255	1,961	2,001

	$12,155	$12,188	$7,272	$7,287

Sell Currency:
British pound	$1,433	$1,435	$1,608	$1,632
U.S. dollar	—	—	149	149
Hungarian forint	3,303	3,194	—	—
Euro	10,080	10,067	25,624	25,638
Canadian dollar	17,241	17,289	—	—
Swiss franc	2,181	2,184	1,075	1,074

	$34,238	$34,169	$28,456	$28,493

The fair value of forward foreign exchange contracts was estimated by obtaining quotes from banks. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. Generally these contracts have maturities of less than twelve months and have no hedging designation.

NOTE 6 —	INCOME TAXES

Income (loss) before taxes is as follows:

	Year Ended August 31,
	2007	2006	2005
	(In thousands)

U.S	$(25,298)	$(22,120)	$(16,868)
Foreign	72,572	84,267	66,204

	$47,274	$62,147	$49,336

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2007	2006	2005
	(In thousands)

Current taxes:
U.S	$107	$83	$419
Foreign	26,413	27,850	20,456

	26,520	27,933	20,875
Deferred taxes:
U.S	31	28	36
Foreign	(1,896)	1,524	(3,668)

	(1,865)	1,552	(3,632)

	$24,655	$29,485	$17,243

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 52.2% in 2007, 47.4% in 2006, and 35.0% in 2005, is as follows:

	2007		2006		2005
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$16,546	35.0%	$21,752	35.0%	$17,268	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(2,951)	(6.2)	(4,043)	(6.5)	(2,009)	(4.1)
Losses with no tax benefit	8,854	18.7	5,997	9.6	5,904	12.0
Mexico valuation allowance on net asset tax	—	—	—	—	(3,270)	(6.6)
Settlement of tax claim in Canada	—	—	—	—	(1,104)	(2.2)
Provision for repatriated earnings	—	—	2,243	3.6	—	—
Loss on extinguishment of debt — no tax benefit	—	—	1,745	2.8	—	—
Ongoing tax audits	—	—	1,152	1.9	—	—
Reduction of German tax rate	1,335	2.8	—	—	—	—
Other, net	871	1.9	639	1.0	454	0.9

	$24,655	52.2%	$29,485	47.4%	$17,243	35.0%

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and (liabilities) consist of the following at August 31, 2007 and August 31, 2006:

	2007	2006
	(In thousands)

Pensions	$6,352	$8,015
Inventory reserves	802	317
Bad debt reserves	2,051	1,577
Accruals	2,190	3,018
Postretirement benefits other than pensions	9,626	8,115
Depreciation	1,970	2,119
Foreign tax credit carryforwards	30,227	22,670
Alternative minimum tax carryforwards	6,835	6,834
Other	8,024	7,638

Gross deferred tax assets	68,077	60,303
Valuation allowance	(51,251)	(44,602)

Total deferred tax assets	16,826	15,701

Depreciation	(9,312)	(10,557)
Inventory	(375)	(718)
Other	(328)	(799)

Gross deferred tax liabilities	(10,015)	(12,074)

	$6,811	$3,627

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets in the United States.

The Company has $32 million in foreign tax credit carryforwards that will expire in periods from 2010 to 2017. The expiration periods reflect the extension of the carryforward period granted by the American Jobs Creation Act of 2004 signed into law on October 22, 2004.

In recent years, the Company’s U.S. operations have generated federal tax net operating losses, before considering dividend income from foreign subsidiaries. Such net operating losses are offset against the foreign dividend income, which would otherwise generate U.S. taxable income. The dividend income from foreign subsidiaries also generates foreign tax credits, which either offset the tax on any U.S. taxable income remaining after the offset of the net operating losses, or are carried forward.

The tax effect of temporary differences included in prepaids was $3.9 million and $4.2 million at August 31, 2007 and 2006, respectively. Deferred charges included $8.9 million and $8.2 million from the tax effect of temporary differences at August 31, 2007 and 2006, respectively. The tax effect of temporary differences included in other accrued liabilities was $0.4 million and $1.6 million at August 31, 2007 and 2006, respectively.

Tax legislation passed in Germany in August 2007 is expected to reduce the German tax rate by an estimated nine percentage points, which will benefit the Company starting in fiscal 2008. However, the legislation resulted in a one time tax charge of $1.3 million in the fourth quarter of fiscal 2007 in order to reduce the Company’s deferred tax assets in Germany using the revised tax rate.

In October 2007, significant tax legislation was passed in Mexico, which will generally be effective starting January 1, 2008. Of particular importance is the law’s introduction of a flat tax, which will apply to taxpaying entities along with Mexico’s regular income tax. The Company is currently evaluating the recently passed legislation to determine the impact the legislation will have on its financial condition.

Additional tax legislation was passed in China and the United Kingdom during the Company’s fiscal year 2007. The China tax legislation represents a comprehensive overhaul of the Chinese income tax system and goes into effect on January 1, 2008.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The United Kingdom legislation goes into effect April 1, 2008 and includes a 2% reduction in the corporate income tax rate. Neither the China nor the United Kingdom tax legislation is expected to have a material effect on the Company’s current financial condition.

In July 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company adopted FIN 48 on September 1, 2007. Tax positions taken in prior years are being evaluated under FIN 48 and the Company anticipates it will increase the opening balance of retained earnings as of September 1, 2007 by up to $2.5 million for tax benefits not previously recognized under historical practice.

At August 31, 2007, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $269.5 million because the Company intends to permanently reinvest these earnings.

NOTE 7 —	PENSIONS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. A supplemental non-qualified, non-funded pension plan for certain officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was $1.5 million and $1.1 million at August 31, 2007 and 2006, respectively. Postretirement health care and life insurance benefits are provided to certain U.S. employees if they meet certain age and length of service requirements while working for the Company. Effective January 1, 2004, the Company amended the plan to require co-payments and participant contribution. Also, effective April 1, 2007, the Company amended the plan which eliminated retiree health care benefits for certain employees and increased retiree contributions for health care benefits. The measurement date for all plans is August 31.

As discussed in Note 1, the Company adopted the provisions of SFAS 158 as of August 31, 2007. The effect of the adoption of SFAS 158 has been reflected in the consolidated financial statements as of August 31, 2007. The incremental effect of adopting SFAS 158 has been disclosed as part of this footnote.

The following table summarizes the incremental effect of adopting SFAS 158 on individual line items in the Consolidated Balance Sheet as of August 31, 2007:

	Before		After
	Adoption of		Adoption of
	SFAS 158	Adjustments	SFAS 158
	(In thousands)

Deferred charges and other assets	$19,199	$2,585	$21,784

Intangible assets	1,444	(1,270)	174

Total assets	872,800	1,315	874,115

Accrued payrolls, taxes and related benefits	33,549	(1,300)	32,249

Other long-term liabilities	85,831	5,485	91,316

Accumulated other comprehensive income	55,397	(5,305)	50,092

Total stockholders’ equity	432,318	(5,305)	427,013

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the plan obligations and assets, and the recorded liability at August 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(In thousands)

Benefit obligation at beginning of year	$(79,115)	$(68,361)	$(29,897)	$(32,110)
Service cost	(2,735)	(2,558)	(1,306)	(1,997)
Interest cost	(3,758)	(3,092)	(1,509)	(1,666)
Participant contributions	(275)	(276)	(70)	(52)
Actuarial gain (loss)	4,861	(3,607)	2,725	5,136
Benefits paid	3,263	1,953	1,069	792
Plan amendments	—	—	3,854	—
Curtailment gain	—	—	4,841	—
Translation adjustment	(4,666)	(3,174)	—	—

Benefit obligation at end of year	$(82,425)	$(79,115)	$(20,293)	$(29,897)

Fair value of plan assets at beginning of year	$14,044	$10,938	$—	$—
Actual return on assets	968	1,442	—	—
Employer contributions	2,815	2,601	999	740
Participant contributions	275	276	70	52
Benefits paid	(3,263)	(1,953)	(1,069)	(792)
Translation adjustment	851	740	—	—

Fair value of plan assets at end of year	$15,690	$14,044	$—	$—

Underfunded	$(66,735)	$(65,071)	$(20,293)	$(29,897)
Unamortized:
Net liability	76	110	—	—
Net (gain) loss	11,513	16,986	92	7,791
Prior year service cost (credit)	2,055	2,497	(4,640)	(1,079)

Net amount recognized	$(53,091)	$(45,478)	$(24,841)	$(23,185)

Amounts included in the consolidated balance sheets consist of:
Intangible asset	$—	$1,382	$—	$—
Deferred tax asset	3,791	3,525	—	—
Accrued payrolls, taxes and related benefits	(1,800)	(2,800)	(733)	(788)
Other long-term liabilities	(64,935)	(53,894)	(19,560)	(22,397)
Accumulated other comprehensive income	9,853	6,309	(4,548)	—

	$(53,091)	$(45,478)	$(24,841)	$(23,185)

Amounts recognized in Accumulated Other Comprehensive Income, net of tax, as of August 31, 2007 include:

Amount
(In thousands)

Prior service credit	$2,585
Actuarial gain	(11,604)
Net transition obligation	(77)

Gross amount	(9,096)
Less income tax effect	3,791

Net amount	$(5,305)

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In thousands)

Service cost	$2,735	$2,558	$2,124	$1,306	$1,997	$1,586
Interest cost	3,758	3,092	3,229	1,509	1,666	1,520
Expected return on plan assets	(1,057)	(865)	(719)	—	—	—
Amortization of transition obligation	38	32	33	—	—	—
Amortization of prior service cost	497	467	494	(293)	(102)	(102)
Deferred asset gain	—	—	—	134	568	379
Recognized net actuarial loss	585	443	63	—	—	—

	$6,556	$5,727	$5,224	$2,656	$4,129	$3,383

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $82.4 million, $72.5 million and $15.7 million, respectively, as of August 31, 2007, and $79.1 million, $70.1 million and $14.0 million, respectively, as of August 31, 2006. The under funded position is primarily related to the Company’s German and United Kingdom pension plans, where funding is not required.

The total pension contributions for multi-employer pension plans was approximately $3,000, $17,000 and $6,000 in 2007, 2006 and 2005, respectively. The total expense for defined contribution plans was approximately $3.8 million, $3.8 million and $3.6 million in 2007, 2006 and 2005, respectively.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

	2007	2006	2005

Weighted — average assumptions as of August 31
Discount rate on pension plans	5.5%	4.7%	4.5%
Discount rate on postretirement obligation	6.25%	6.00%	5.25%
Return on pension plan assets	7.8%	7.7%	7.7%
Rate of compensation increase	2.5%	2.4%	3.4%
Pre-Age 65
Projected health care cost trend rate	9.0%	8.0%	9.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2011	2009	2009
Post-Age 65
Projected health care cost trend rate	9.0%	10.0%	11.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2011	2011	2011

The Company, in consultation with its actuaries, annually reviews and selects the discount rates to be used in connection with its defined benefit pension plans. The discount rates used by the Company are based on yields of various corporate bond indices with varying maturity dates. For countries in which there are no deep corporate bond markets, discount rates used by the Company are based on yields of various government bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year.

The Company, in consultation with its actuaries, annually reviews and selects the discount rate to be used in connection with its postretirement obligation. When selecting the discount rate the Company uses a model that considers the Company’s demographics of the participants and the resulting expected benefit payment stream over the participants’ lifetime.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at August 31, 2007:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$663	$(504)
Effect on postretirement obligation	$2,838	$(2,315)

The Company’s pension plan weighted-average asset allocation at August 31, 2007 and 2006, and target allocation, by asset category are as follows:

	Plan Assets
	at August 31,		Target
Asset Category	2007	2006	Allocation

Equity securities	70.9%	73.2%	70.0%
Debt securities	17.9%	17.3%	15.0%
Guaranteed investment certificates	7.3%	6.4%	10.0%
Cash	3.9%	3.1%	5.0%

Total	100.0%	100.0%	100.0%

The Company’s principal objective is to ensure that sufficient funds are available to provide benefits as and when required under the terms of the plans. The Company utilizes investments that provide benefits and maximizes the long-term investment performance of the plans without taking on undue risk while complying with various legal funding requirements. The Company, through its investment advisors, has developed detailed asset and liability models to aid in implementing optimal asset allocation strategies. Equity securities are invested in equity indexed funds, which minimizes concentration risk while offering market returns. The debt securities are invested in a long-term bond indexed fund which provides a stable low risk return. The guaranteed investment certificates allow the Company to closely match a portion of the liability to the expected payout of benefit with little risk. The Company, in consultation with its actuaries, analyzes current market trends, the current plan performance and expected market performance of both the equity and bond markets to arrive at the expected return on each asset category over the long term.

The Company expects to contribute approximately $3.1 million for its pension obligations and approximately $0.7 million to its other postretirement plan in 2008. The benefit payments, which reflect expected future service, offset by the expected Medicare Prescription Drug subsidies, are as follows:

		Other Postretirement Benefits
	Pension	Gross	Medicare	Net
	Benefits	Benefits	Reimbursement	Benefits
	(In thousands)

2008	$2,412	$821	$88	$733
2009	3,418	903	100	803
2010	2,858	981	112	869
2011	2,962	1,068	120	948
2012	4,214	1,147	130	1,017
Years 2013 - 2017	20,452	7,341	852	6,489

The Company has agreements with two individuals that upon retirement, death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two employees or their beneficiaries for a ten-year period and are 100% vested. The liability required for these agreements was fully accrued and is included in other long-term liabilities as of August 31, 2007 and 2006. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows:

			Unrecognized	Total
		Additional	Losses and	Accumulated
	Foreign	Minimum	Prior Service	Other
	Currency	Pension Liability	Costs	Comprehensive
	Translation Gain	Adjustment	(Credits), Net	Income
	(In thousands)

Balance as of August 31, 2005	$32,372	$(5,820)	$—	$26,552
Current period change	6,830	(489)	—	6,341

Balance as of August 31, 2006	39,202	(6,309)	—	32,893
Current period change	16,195	3,806	—	20,001
Adoption of SFAS 158	—	2,503	(5,305)	(2,802)

Balance as of August 31, 2007	$55,397	$—	$(5,305)	$50,092

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. The time-based nonqualified stock options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On August 31, 2007, there were approximately 3.1 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

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

The adoption of SFAS 123R reduced income before taxes for years ended August 31, 2007 and 2006 by approximately $1.9 million and $4.5 million, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The first quarter of fiscal 2006 included approximately $1.0 million of charges related to the accelerated vesting period of retirement eligible employees under the non-substantive vesting period approach applied to new grants after adoption. The expense recorded did not impact income tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. There was no impact to the statement of cash flows related to the adoption of SFAS 123R.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share had the fair value based method been applied to measure compensation cost for prior periods presented:

2005
(In thousands, except per
share data)

Net income, as reported	$32,093
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,408
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax where applicable	(5,228)

Pro forma net income	$28,273

Earnings per share:
Basic: as reported	$1.05
as adjusted	$0.92
Diluted: as reported	$1.03
as adjusted	$0.91

The total stock-based employee compensation expense for the year ended August 31, 2005 was calculated using the nominal vesting period approach.

The weighted-average fair value of stock option awards was $7.94 for the January 2006 grant, $6.20 for the October 2005 grant, and $5.93 for fiscal 2005 grants. The Company did not grant stock options in fiscal 2007. These values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options is as follows:

	Year Ended August 31,
	2007		2006		2005
	Outstanding		Outstanding		Outstanding
	Shares Under	Weighted-Average	Shares Under	Weighted-Average	Shares Under	Weighted-Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price

Outstanding at beginning of year	1,568,276	$18.93	1,672,362	$17.09	1,530,392	$15.38
Granted	—	—	572,750	19.78	529,650	19.85
Exercised	(742,528)	18.74	(650,667)	15.06	(301,823)	13.56
Forfeited and expired	(12,038)	19.36	(26,169)	15.93	(85,857)	15.98

Outstanding at end of year	813,710	19.10	1,568,276	18.93	1,672,362	17.09

Exercisable at end of year	394,915	18.23	474,836	17.67	555,733	14.99

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the years ended August 31, 2007, 2006, and 2005 was approximately $2.9 million, $4.6 million, and $1.6 million, respectively. The intrinsic value for stock options exercisable at August 31, 2007 was $1.4 million with a remaining term for options exercisable of 5.7 years. For stock options outstanding at August 31, 2007, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at August 31, 2007 was 7 years. Stock options vested and expected to vest at August 31, 2007 were 798,893 with a remaining contractual term of 0.8 years and a weighted-average exercise price of $19.08. The aggregate intrinsic value of stock options vested and expected to vest was $2.1 million.

Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at August 31, 2007 was approximately $6.0 million. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

During the year ended August 31, 2007, the Company granted restricted stock awards for 228,250 shares. Included in the grant are awards for approximately 138,000 shares for which the restrictions will lapse based on market performance criteria. The weighted-average grant date fair value of the performance awards based on market conditions was $20.55 per share. The valuation for these awards which vest based on market performance criteria was based upon the Monte Carlo simulation, which is a binomial model that appropriately represents the characteristics of these grants. Restrictions on the ultimate number of shares underlying performance awards that will lapse, if any, will be dependant upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three year period. These awards were accounted for as awards with market conditions in accordance with SFAS 123R. Restrictions on the remaining shares underlying the restricted stock awards will lapse evenly over a three year period and are valued at the fair market value on the date of grant.

The fair value of the market performance based awards granted during the year ended August 31, 2007 was estimated using a binomial model with the following weighted-average assumptions:

Weighted-Average Assumptions

Dividend yield	2.63%
Expected volatility	26.00%
Risk-free interest rate	4.45%
Correlation	30.00%

The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the weekly volatility for each company in the peer group to determine a reasonable assumption for the

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation. In using the Monte Carlo simulation method with this type of grant, a correlation rate of A. Schulman’s stock price and each of the peer companies is calculated. The Company determined a correlation percentage based on all correlation rates. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical dividend yield. The Company has no reason to believe that future stock volatility, correlation or the expected dividend yield is likely to differ from historical patterns.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock grants outstanding under the 2006 Incentive Plan have vesting periods of three years following the date of grant. Some of these awards can have vesting restrictions as set at the grant date. Approximately 138,000 of the outstanding awards as August 31, 2007 are performance awards with vesting periods based on market conditions The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)

Outstanding at August 31, 2006	362,900	$18.05
Granted	228,250	21.15
Released	(107,544)	15.22
Forfeited	(15,306)	19.23

Outstanding at August 31, 2007	468,300	20.17

Unearned compensation for grants under the 2002 Equity Incentive Plan representing the fair market value of the shares at the date of grant is charged to income over the four-year vesting period. Unearned compensation for grants under the 2006 Incentive Plan representing the fair market value of the shares at the date of grant or the associated fair value based on a binomial valuation is charged to income over the applicable vesting period. Compensation expense for restricted stock was $2.2 million in fiscal 2007, $1.5 million in fiscal 2006 and $1.1 million in fiscal 2005.

During fiscal 2007, the Company granted 108,550 restricted stock units. Each restricted stock unit is equivalent to one share of A. Schulman, Inc. stock on the vesting date. The restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark to market adjustment of the units vested to date, and (b) accrued dividends on the units. The Company has recorded approximately $0.9 million, $0.9 million and $0.3 million of expense related to restricted stock units for the years ended August 31, 2007, 2006 and 2005, respectively. At August 31, 2007, the Company had approximately 245,000 restricted stock units outstanding.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2007	2006	2005

Weighted-average shares outstanding:
Basic	27,032,348	29,961,580	30,619,780
Incremental shares from stock options	149,649	174,674	237,977
Incremental shares from restricted stock	187,411	257,956	192,033

Diluted	27,369,408	30,394,210	31,049,790

For fiscal years 2007, 2006, and 2005, there were approximately 65,000, 1.0 million and 1.1 million, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The following presents the computation of adjusted net income used in computing net income per share:

	Year Ended August 31,
	2007	2006	2005
	(In thousands)

Net income	$22,619	$32,662	$32,093
Less: Preferred stock dividends	(53)	(53)	(53)

Net income applicable to common stock	$22,566	$32,609	$32,040

NOTE 11 —	CAPITAL STOCK AND STOCKHOLDER RIGHTS PLAN

The Board of Directors approved 1,000,000 shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions as determined by the Board of Directors.

On January 26, 2006, the Board of Directors adopted a Shareholder Rights Plan and, on February 9, 2006, distributed Rights to each record holder of the Company’s Common Stock on that date. Each Right was attached to each share of Common Stock and entitled the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Special Stock, a series of the Special Stock, at a Purchase Price of $85.00 per unit (the “Purchase Price”), subject to adjustment.

The Company paid $0.01 per common share on February 1, 2007, to shareholders of record on January 19, 2007, in redemption of the special stock purchase rights previously issued to the Company’s shareholders pursuant to the Rights Agreement dated as of January 26, 2006 between the Company and National City Bank as Rights Agent, thereby redeeming in full and canceling all such rights and terminating the Rights Agreement. The amount of this redemption was $0.3 million, which is included in the total amount of dividends paid during fiscal 2007.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $6.7 million in 2007, $6.0 million in 2006 and $5.8 million in 2005. The future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes, insurance, etc. are as follows:

Minimum Rental
(In thousands)

Year ended August 31,
2008	$3,619
2009	2,432
2010	2,300
2011	1,153
2012	1,626
2013 and thereafter	175

$11,305

NOTE 13 —	SEGMENT INFORMATION

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

The North American segment includes operations conducted in the United States, Canada, and Mexico. The Company’s European segment includes operations conducted in Belgium, France, Germany, Poland, Hungary, Indonesia, Italy, Spain, Switzerland, China, Luxembourg, Denmark, Sweden, Turkey, South Korea, Czech Republic and the United Kingdom. The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies.”

Operating income includes all items except for interest expense, interest income, restructuring expense, loss on extinguishment of debt and taxes. Corporate expenses have been allocated between the North American and European segments. Assets of geographic segments represent those assets identified with the operation of each segment.

	North
	America	Europe	Other	Consolidated
	(In thousands)

August 31, 2007
Sales to unaffiliated customers	$477,081	$1,309,975	$—	$1,787,056

Gross profit*	$41,756	$171,066	$—	$212,822

Operating income (loss)	$(19,132)	$73,266	$—	$54,134
Interest expense, net	—	—	(5,812)	(5,812)
Restructuring expense — North America	—	—	(1,048)	(1,048)

Income (loss) before taxes	$(19,132)	$73,266	$(6,860)	$47,274

Identifiable assets	$287,481	$586,634	$—	$874,115

Depreciation and amortization expense	$10,416	$15,386	$—	$25,802

Capital expenditures	$17,140	$12,239	$—	$29,379

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North
	America	Europe	Other	Consolidated
	(In thousands)

August 31, 2006
Sales to unaffiliated customers	$493,644	$1,122,742	$—	$1,616,386

Gross profit	$56,120	$163,826	$—	$219,946

Operating income (loss)	$(9,069)	$79,126	$—	$70,057
Interest expense, net	—	—	(2,924)	(2,924)
Loss on extinguishment of debt	—	—	(4,986)	(4,986)

Income (loss) before taxes	$(9,069)	$79,126	$(7,910)	$62,147

Identifiable assets	$305,998	$537,247	$—	$843,245

Depreciation and amortization expense	$10,460	$14,452	$—	$24,912

Capital expenditures	$18,441	$10,798	$—	$29,239

August 31, 2005
Sales to unaffiliated customers	$439,441	$993,755	$—	$1,433,196

Gross profit	$46,282	$146,357	$—	$192,639

Operating income (loss)	$(11,000)	$62,777	$—	$51,777
Interest expense, net	—	—	(2,259)	(2,259)
Restructuring expense — North America	—	—	(182)	(182)

Income (loss) before taxes	$(11,000)	$62,777	$(2,441)	$49,336

Identifiable assets	$273,746	$510,616	$—	$784,362

Depreciation and amortization expense	$10,833	$14,249	$—	$25,082

Capital expenditures	$13,491	$13,453	$—	$26,944

*	Gross profit for North America for the year ended August 31, 2007 includes approximately $1.1 million of accelerated depreciation related to the North America restructuring as discussed in Note 16.

Below is a summary of sales by point of origin and assets by location:

	2007	2006	2005
	(In thousands)

Net Sales:
United States	$347,232	$366,836	$320,698
Germany	608,536	510,100	456,765
Other International	831,288	739,450	655,733

	$1,787,056	$1,616,386	$1,433,196

Long Lived Assets:
United States	$71,593	$66,491	$57,523
Germany	30,350	31,781	32,246
Other International	98,604	88,607	91,542

	$200,547	$186,879	$181,311

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of the Company’s sales for the years ended August 31, 2007, 2006 and 2005 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	2007		2006		2005
Product Family	Amount	%	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$627,268	35	$579,825	36	$501,159	35
Polyolefins	543,870	30	495,163	31	424,066	30
Engineered compounds	426,382	24	393,312	24	377,008	26
Polyvinyl chloride (PVC)	64,658	4	64,174	4	54,952	4
Tolling	21,450	1	16,482	1	16,117	1
Other	103,428	6	67,430	4	59,894	4

	$1,787,056	100	$1,616,386	100	$1,433,196	100

NOTE 14 —	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During fiscal 2006, a railroad company filed suit against the Company seeking compensatory damages and reimbursement of environmental costs to investigate and remediate property located near its Bellevue, Ohio facility. In fiscal 2007, the Company and the railroad company agreed to a settlement that the Company would pay the railroad company a settlement of approximately $64,000. The Company paid this settlement in fiscal 2007 and was released from liability for current and future right of way investigations on this property.

NOTE 15 —	TENDER OFFER AND SHARE REPURCHASE PROGRAM

On February 21, 2006, the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006 and it expired on April 11, 2006. On April 25, 2006 the Company announced the final results of the self-tender offer where the Company accepted for purchase 2,071,585 shares at a price of $24.00 per share for a total of approximately $49.7 million. The Company also incurred costs in connection with the self-tender of $0.5 million in legal and professional fees.

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. During fiscal 2006, the Company purchased 2.0 million common shares under the Repurchase Program at an average cost of $22.76 per share, excluding commissions. During fiscal 2006, the Company purchased approximately 4.1 million shares of its common stock at an average price of $23.39, excluding transaction fees, through the Repurchase Program and self-tender offer. During fiscal 2007, the Company purchased 0.8 million shares of its common stock under the Repurchase Program at an average price of $23.46 excluding commissions. Under the Repurchase Program the Company has approximately 4.0 million shares still available to be repurchased.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	NORTH AMERICAN RESTRUCTURING

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. The two manufacturing lines at the Orange, Texas plant are anticipated to continue production into the first quarter of fiscal 2008 while the Orange, Texas warehouse was closed during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 65 positions.

In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America.

This restructuring plan includes savings from the following initiatives:

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

In connection with this restructuring plan, the Company recorded pre-tax charges of $2.1 million for the year ended August 31, 2007. These charges are summarized below:

	Fiscal 2007		Accrual Balance
	Charges	Paid Fiscal 2007	August 31, 2007
	(In thousands)

Employee related costs	$980	$(906)	$74
Other costs	68	(68)	—

Restructuring	1,048	$(974)	$74

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded approximately $1.1 million of accelerated depreciation for the year ended August 31, 2007 which represents a change in estimate for the reduced life of equipment. At August 31, 2007, the Company estimated it will incur minimal additional charges for employee related costs which are not expected to impact the total charge of $2.1 million. The Company anticipates the remaining accrued balance for restructuring charges to be paid over the first seven months of fiscal 2008.

During fiscal 2004, in order to balance capacity with demand, the Company closed two manufacturing lines at its Nashville, Tennessee plant. As a result, the Company recorded pre-tax charges of $0.2 million and $1.8 million for the years ended August 31, 2005 and 2004, respectively. There were no charges related to this plan during the years ended August 31, 2006 and 2007.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The charges were primarily non-cash and are summarized below:

			Accrual Balance			Accrual Balance
	Original	Paid Fiscal	August 31,	2005	Paid Fiscal	August 31,
	Charge	2004	2004	Charges	2005	2005
	(In thousands)

Employee related costs	$350	$—	$350	$(34)	$(316)	$—
Other costs	66	—	66	216	(282)	—

Restructuring	416	$—	$416	$182	$(598)	$—

Accelerated depreciation, included in North America cost of sales in 2004	1,353

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

NOTE 17 —	BUSINESS ACQUISITIONS

On June 21, 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. The acquisition included the purchase of 100% of the common shares of the Belgian operations of Delta Plast and certain assets and liabilities of the Swedish operations. The Company organized the two operational locations as two separate wholly owned subsidiaries of A. Schulman Plastics, BVBA in its European segment, Deltaplast NV for the Belgium company and Deltaplast AB for the Sweden operations. The acquisition is expected to expand the Company’s offerings of color masterbatches in its European segment. In connection with this acquisition, the Company paid approximately 81.3 million Swedish Krona (approximately $11.8 million at the acquisition date) which was paid primarily in cash. The purchase price also includes a potential deferred payment that could be paid over a three year period which is based on certain terms in the purchase agreement. The purchase price allocation included in the accompanying consolidated financial statements for this acquisition is subject to normal course working capital adjustments and may be adjusted as these adjustments have not been agreed upon. The total cost included direct acquisition costs. Goodwill recognized in connection with this acquisition amounted to approximately $3.8 million as of August 31, 2007, of which approximately $2.6 million is expected to be fully deductible for tax purposes. The results of operations and financial position for the acquired companies are included in the consolidated financial statements of the Company. The earnings from the acquired companies had a minimal effect on consolidated earnings for fiscal 2007.

NOTE 18 —	RESEARCH AND DEVELOPMENT

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific applications of customers. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $7.8 million, $5.5 million and $4.8 million in fiscal years 2007, 2006 and 2005, respectively. The increase in these activities is primarily related to the new Invision® sheet product and to support new consumer packaging and automotive applications.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 —	QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2006	2007	2007(b)	2007(c)	2007
	(In thousands, except per share data)

Net Sales	$442,728	$412,767	$466,955	$464,606	$1,787,056
Gross Profit	49,540	48,159	59,379	55,744	212,822
Net Income(a)	2,371	1,640	10,121	8,487	22,619
Basic and Diluted Earnings Per Share of Common Stock:
Basic	$0.09	$0.06	$0.37	$0.31	$0.83
Diluted	$0.09	$0.06	$0.37	$0.30	$0.82

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2005	2006(e)	2006(f)	2006	2006

Net Sales	$396,525	$371,219	$427,313	$421,329	$1,616,386
Gross Profit	60,036	50,574	57,422	51,914	219,946
Net Income(d)	12,309	3,940	8,920	7,493	32,662
Basic and Diluted Earnings Per Share of Common Stock:
Basic	$0.40	$0.12	$0.30	$0.27	$1.09
Diluted	$0.40	$0.12	$0.29	$0.26	$1.07

(a)	Net income for the quarters ended November 30, 2006, February 28, 2007, May 31, 2007 and August 31, 2007 included charges of $371, $1,506, $165 and $77, respectively, for costs and accelerated depreciation related to the North America restructuring.

(b)	Net income for the quarter ended May 31, 2007 included income of $1,440 ($2,400 before-tax) from a change in estimate relating to customer claims in Europe.

(c)	Net income for the quarter ended August 31, 2007 included a benefit of $1,500 (before and after-tax) in insurance proceeds received from claims made as a result of Hurricane Rita, and a tax charge of $1,335 to reduce the Company’s German deferred tax asset as a result of a statutory rate decline.

(d)	Net income for the quarter ended November 30, 2005 included a tax charge of $3,070 in anticipation of the estimated dividend repatriation from Europe. Net income for the quarter ended February 28, 2006 increased as a result of a reduction in that estimate of $827.

(e)	Net income for the quarter ended February 28, 2006 included charges related to the extinguishment of debt in the amount of $4,986, and income from the cancellation of certain distribution agreements in Europe of $600, net of tax.

(f)	Net income for the quarter ended May 31, 2006 included a charge of $760 for tax contingencies and income from life insurance proceeds of $494.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item in respect of Directors is set forth in the Company’s proxy statement for its 2007 Annual Meeting (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item in respect of Executive Officers is set forth in the Proxy Statement under the captions “Executive Officers of the Corporation” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item in respect to the Corporation’s Code of Conduct is set forth in the Proxy Statement under the caption “Corporate Governance — Code of Conduct.” The information required in response to this Item in respect to changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “Corporate Governance — Board Committees — Nominating and Corporation Governance Committee” in the Proxy Statement. The information required in response to this Item in respect to the Audit Committee and the Audit Committee financial expert is set under the caption “Corporate Governance — Board Committees — Audit Committee” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item in is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item in respect to the ownership of securities is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item in respect to certain relationships and related transactions is set forth in the Proxy Statement under the caption “Certain Relationship and Related Transactions” for which information is incorporated herein by reference. Information in response to this Item in respect to director independence is set forth in the Proxy Statement under the caption “Corporate Governance — Director Independence” for which information is incorporated herein by reference.

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

(a) The following documents are filed as a part of this report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 37 of this report.

(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number

3(a)	Amended and Restated Articles of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for fiscal quarter ended May 31, 2007).
3(b)	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for fiscal quarter ended May 31, 2007).
4(a)	Rights Agreement dated as of January 26, 2006, between the Company and National City Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated January 26, 2006).
10(a)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992 filed as Exhibit 28 to the Company’s Form 10-K for fiscal year ended August 31, 1992).
10(b)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(c)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended August 31, 1998).
10(d)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).
10(e)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2000).
10(f)*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).
10(g)*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended August 31, 1995).
10(h)*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(i)*	Supplemental Executive Retirement Plan of the Company, effective January 1, 2004 (incorporated by reference to Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).
10(j)*	Employment Agreement between the Company and Terry L. Haines dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for fiscal quarter ended February 29, 1996).
10(k)*	Employment Agreement between the Company and Ronald G. Andres dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended August 31, 1999).
10(l)*	Agreement between the Company and Terry L. Haines dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for fiscal year ended August 31, 1992).
10(m)*	Form of Amendment to Deferred Compensation Agreements between the Company and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(n)*	Employment Agreement between the Company and Barry A. Rhodes dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q for the fiscal quarter ended February 28, 2002).
10(o)*	Employment Agreement between the Company and Paul F. DeSantis, dated January 4, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 4, 2006).
10(p)*	Transition Agreement between the Company and Robert A. Stefanko (incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2006).
10(q)*	A. Schulman, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2006).
10(r)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Time-Based) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 2007).
10(s)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Performance-Based) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 2007).
10(t)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 2007).
10(u)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 2007).
10(v)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Unit Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 2007).

Exhibit
Number

10(w)	Credit Agreement, dated as of February 28, 2006, among A. Schulman, Inc., A. Schulman Europe GmbH, A. Schulman Plastics, S.A., and A. Schulman International Services NV, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as European agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 28, 2006).
10(x)	Note Purchase Agreement, dated as of March 1, 2006, by and between A. Schulman Europe GmbH, A. Schulman, Inc. and the Purchasers and Guarantors named therein (incorporated by reference to Exhibit 99.2 to the Company’s current Report on Form 8-K dated February 28, 2006).
10(y)	ISDA (International Swap Dealers Association, Inc.) Master Agreement by and between KeyBank National Association and the Company dated January 13, 2004 (incorporated by reference to Exhibit 10(ff) to the Company’s Form 10-K for the fiscal year ended August 31, 2004).
10(z)	Agreement dated October 21, 2005 among the Company, Barington Capital Group, L.P. and others (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2005)
10(aa)	Agreement dated October 25, 2006 among the Company, Barington Capital Group, L.P. and others (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 25, 2006).
10(bb)*	Non-Employee Directors Compensation (incorporated by reference to Exhibit 10(gg) to the Company’s Form 10-K for the fiscal year ended August 31, 2006).
10(cc)*	The Company’s Directors Deferred Units Plan, as amended and restated effective October 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(dd)	Form of Indemnification Agreement for all Executive Officers and Directors of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(ee)*	The Company’s 2007 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(ff)*	The Company’s 2008 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2007).
10(gg)	Agreement dated October 21, 2005 among the Company, Barington Capital Group, L.P. and others (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated October 24, 2005)
11	Computation of Basic and Diluted Earnings Per Common Share (filed herewith).
21	Subsidiaries of the Company (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

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

Dated: October 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Terry L. Haines Terry L. Haines	Director and Principal Executive Officer	October 31, 2007

/s/ Paul F. DeSantis Paul F. DeSantis	Principal Financial Officer and Principal Accounting Officer	October 31, 2007

David G. Birney*	Director

Howard R. Curd*	Director

Joseph M. Gingo*	Director

Willard R. Holland*	Director

James A. Karman*	Director

James S. Marlen*	Director

Michael A. McManus, Jr.*	Director

Peggy Miller*	Director

James A. Mitarotonda*	Director

Signature		Title	Date

Ernest J. Novak, Jr.*		Director

John B. Yasinsky*		Director

*By:	/s/ Terry L. Haines Terry L. Haines Attorney-in-Fact

October 31, 2007

*Powers of attorney authorizing Terry L. Haines to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE F-1

	Balance at Beginning	Charges to Cost and		Translation	Balance at Close of
	of Period	Expenses	Net Write-offs	Adjustment	Period
			(In thousands)

Reserve for doubtful accounts
Year ended August 31, 2007	$9,409	$2,019	$(2,713)	$341	$9,056
Year ended August 31, 2006	$8,227	$2,453	$(1,458)	$187	$9,409
Year ended August 31, 2005	$9,268	$1,363	$(2,599)	$195	$8,227

Inventory Reserve
Year ended August 31, 2007	$8,538	$385	$(948)	$262	$8,237
Year ended August 31, 2006	$11,235	$1,801	$(4,659)	$161	$8,538
Year ended August 31, 2005	$10,522	$5,803	$(5,246)	$156	$11,235

Valuation allowance — deferred tax assets
Year ended August 31, 2007	$44,602	$6,649	$—	$—	$51,251
Year ended August 31, 2006	$42,445	$2,157	$—	$—	$44,602
Year ended August 31, 2005	$39,789	$2,656	$—	$—	$42,445