Form 10-Q
period 2007-11-30
SCHULMAN A INC
filed 2008-01-09
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Yes ☐   No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 31, 2007 — 27,953,541

PART I — FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS
A. SCHULMAN, INC.
Consolidated Statements of Income

	Three months ended
	November 30,
	2007	2006
	Unaudited
	(In thousands except per share data)
Net Sales	$496,575	$442,728
Cost of sales	439,404	393,188
Selling, general and administrative expenses	40,889	40,248
Interest expense	1,611	1,831
Foreign currency transaction (gains) losses	133	(514)
Minority interest	245	233
Interest income	(482)	(361)
Other (income) expense	332	25
Restructuring expense — North America	6	118

	482,138	434,768

Income before taxes	14,437	7,960
Provision for U.S. and foreign income taxes	4,412	5,589

Net income	10,025	2,371

Less: Preferred stock dividends	(13)	(13)

Net income applicable to common stock	$10,012	$2,358

Weighted-average number of shares outstanding:
Basic	27,521	26,879
Diluted	27,770	27,311

Earnings per share of common stock:
Basic	$0.36	$0.09

Diluted	$0.36	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Balance Sheets

	November 30,	August 31,
	2007	2007
	Unaudited
	(In thousands except share data)
ASSETS

Current assets:
Cash and cash equivalents	$41,776	$43,045
Accounts receivable, less allowance for doubtful accounts of $9,672 at November 30, 2007 and $9,056 at August 31, 2007	348,547	317,774
Inventories, average cost or market, whichever is lower	292,057	263,047
Prepaid expenses and other current assets	17,837	16,163

Total current assets	700,217	640,029

Other assets:
Cash surrender value of life insurance	2,228	2,231
Deferred charges and other assets	23,669	21,784
Goodwill	9,848	9,350
Intangible assets	178	174

	35,923	33,539

Property, plant and equipment, at cost:
Land and improvements	17,485	16,768
Buildings and leasehold improvements	153,614	145,952
Machinery and equipment	369,274	352,044
Furniture and fixtures	41,884	38,955
Construction in progress	16,160	13,035

	598,417	566,754

Accumulated depreciation and investment grants of $1,248 at November 30, 2007 and $1,322 at August 31, 2007	389,264	366,207

	209,153	200,547

	$945,293	$874,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$1,748	$2,762
Accounts payable	161,072	141,838
U.S. and foreign income taxes payable	3,703	11,544
Accrued payrolls, taxes and related benefits	32,742	32,249
Other accrued liabilities	41,286	33,112

Total current liabilities	240,551	221,505

Long-term debt	132,226	123,080
Other long-term liabilities	104,571	91,316
Deferred income taxes	5,672	5,640
Minority interest	5,506	5,561
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,564 shares at November 30, 2007 and August 31, 2007	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock $1 par value, authorized —75,000,000 shares, issued — 42,068,518 shares at November 30, 2007 and 41,784,640 shares at August 31, 2007	42,069	41,785
Other capital	105,430	103,828
Accumulated other comprehensive income	69,920	50,092
Retained earnings	517,455	509,415
Treasury stock, at cost, 14,113,977 shares at November 30, 2007 and August 31, 2007	(279,164)	(279,164)

Common stockholders’ equity	455,710	425,956

Total stockholders’ equity	456,767	427,013

	$945,293	$874,115

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Statements of Cash Flows

	Three months ended
	November 30,
	2007	2006
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$10,025	$2,371
Adjustments to reconcile net income to net cash provided from (used in) operating activites:
Depreciation and amortization	7,079	6,207
Deferred tax provision	85	(765)
Pension and other deferred compensation	2,710	1,594
Postretirement benefit obligation	304	840
Minority interest in net income of subsidiaries	245	233
Restructuring charges, including $253 of accelerated depreciation in fiscal 2007	6	371
Changes in assets and liabilities:
Accounts receivable	(13,367)	(5,973)
Inventories	(14,577)	21,379
Accounts payable	12,445	(8,980)
Restructuring payments	(71)	(4)
Income taxes	(873)	(1,929)
Accrued payrolls and other accrued liabilities	3,377	4,460
Changes in other assets and other long-term liabilities	1,397	(172)

Net cash provided from (used in) operating activities	8,785	19,632

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(8,157)	(5,333)
Disposals of property, plant and equipment	138	33

Net cash used in investing activities	(8,019)	(5,300)

Provided from (used in) financing activities:
Cash dividends paid	(4,063)	(3,921)
Increase (decrease) in notes payable	(1,229)	(8,505)
Borrowings on revolving credit facilities	34,628	40,813
Repayments on revolving credit facilities	(32,073)	(16,785)
Cash distributions to minority shareholders	(300)	(300)
Exercise of stock options	861	4,789
Purchase of treasury stock	—	(18,107)

Net cash provided from (used in) financing activities	(2,176)	(2,016)

Effect of exchange rate changes on cash	141	22

Net increase (decrease) in cash and cash equivalents	(1,269)	12,338
Cash and cash equivalents at beginning of period	43,045	50,662

Cash and cash equivalents at end of period	$41,776	$63,000

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results expected for the year ending August 31, 2008.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 except for new accounting pronouncements and income taxes which are described in the footnotes.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2008 presentation.

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. The time-based nonqualified stock options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On November 30, 2007, there were approximately 3.0 million shares available for grant pursuant to the Company’s 2006 Incentive Plan. There have been no grants during the three months ended November 30, 2007.

A summary of stock options is as follows:

	Three months ended November 30,
	2007		2006
	Outstanding shares	Weighted-average	Outstanding shares	Weighted-average
	under option	exercise price	under option	exercise price
Outstanding at beginning of period	813,710	$19.10	1,568,276	$18.93
Granted	—	—	—	—
Exercised	(44,333)	19.43	(257,711)	18.58
Forfeited and expired	(667)	19.20	(3,201)	19.22

Outstanding at end of period	768,710	19.08	1,307,364	19.00

Exercisable at the end of the period	603,146	18.69	839,229	18.39

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the three months ended November 30, 2007 and 2006 was approximately $0.1 million and $1.4 million, respectively. The intrinsic value for stock options exercisable at November 30, 2007 was $1.7 million with a remaining term for options

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercisable of approximately 6 years. For stock options outstanding at November 30, 2007, exercise prices range from $11.63 to $24.69. The weighted average remaining contractual life for options outstanding at November 30, 2007 was approximately 7 years. Stock options vested and expected to vest at November 30, 2007 were approximately 762,000 with a remaining contractual term of approximately 7 years and a weighted-average exercise price of $19.07. The aggregate intrinsic value of stock options vested and expected to vest was $2.0 million at November 30, 2007.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock grants outstanding under the 2006 Incentive Plan have vesting periods of three years following the date of grant. Some of these awards can have vesting restrictions as set at the grant date. Approximately 138,000 of the outstanding awards as of November 30, 2007 are performance awards with vesting periods based on market conditions. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)

Outstanding at August 31, 2007	468,300	$20.17
Granted	—	—
Released	(77,945)	18.03
Forfeited	(1,205)	19.50

Outstanding at November 30, 2007	389,150	$20.60

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at November 30, 2007 was approximately $5.0 million. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

At November 30, 2007, the Company had approximately 244,000 restricted stock units outstanding. Each restricted stock unit is equivalent to one share of A. Schulman, Inc. stock on the vesting date. There was no grant of restricted stock units during the three months ended November 30, 2007. The restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark to market adjustment of the units vested to date, and (b) accrued dividends on the units. The Company has recorded approximately $0.4 million and $0.2 million of expense related to restricted stock units for the three months ended November 30, 2007 and 2006, respectively.

(3)	All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $10.5 million at November 30, 2007 and $11.0 million at August 31, 2007.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	A summary of the stockholders’ equity section for the three months ended November 30, 2007 and 2006 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated
				Other			Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	1,057	41,785	103,828	50,092	511,493	(279,164)	429,091
Comprehensive income:
Net income	—	—	—	—	10,025	—
Foreign currency translation gain (loss)	—	—	—	19,751	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	77	—	—
Total comprehensive income							29,853
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	(13)
Common stock, $.145 per share	—	—	—	—	(4,050)	—	(4,050)
Stock options exercised	—	44	817	—	—	—	861
Restricted stock issued	—	240	(240)	—	—	—	—
Non-cash stock based compensation	—	—	259	—	—	—	259
Amortization of restricted stock	—	—	766	—	—	—	766

Balance at November 30, 2007	$1,057	$42,069	$105,430	$69,920	$517,455	$(279,164)	$456,767

Balance at September 1, 2006	$1,057	$40,707	$86,894	$32,893	$502,998	$(261,057)	$403,492
Comprehensive income:
Net income	—	—	—	—	2,371	—
Foreign currency translation gain (loss)	—	—	—	6,926	—	—
Total comprehensive income							9,297
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	(13)
Common stock, $.145 per share	—	—	—	—	(3,908)	—	(3,908)
Stock options exercised	—	258	4,531	—	—	—	4,789
Restricted stock issued	—	84	(84)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(18,107)	(18,107)
Non-cash stock based compensation	—	—	740	—	—	—	740
Amortization of restricted stock	—	—	495	—	—	—	495

Balance at November 30, 2006	$1,057	$41,049	$92,576	$39,819	$501,448	$(279,164)	$396,785

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance based awards expected to vest, which would then share in the earnings of the Company.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended
	November 30,
	2007	2006
	(In thousands)
Weighted-average shares outstanding:
Basic	27,521	26,879
Incremental shares from stock options	73	220
Incremental shares from restricted stock	176	212

Diluted	27,770	27,311

For the three months ended November 30, 2007 and 2006, there were approximately 0.1 million equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(6)	The components of Accumulated Other Comprehensive Income are as follows:

		Unrecognized transition
		obligations, actuarial losses
		and prior service	Total Accumulated
	Foreign Currency	costs (credits),	Other Comprehensive
	Translation Gain	net	Income

Balance as of August 31, 2007	$55,397	$(5,305)	$50,092
Current period change	19,751	77	19,828

Balance as of November 30, 2007	$75,148	$(5,228)	$69,920

Foreign currency translation gains are not tax effected as such gains are considered permanently reinvested.

(7)	The Company is engaged in the sale of plastic resins in various forms, which are used as raw materials by its customers. To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”). On this basis, the Company operates in two geographic segments, North America and Europe, including Asia (“Europe”). During fiscal 2008, management began excluding corporate and other charges, such as foreign currency transaction gains or losses and other expenses which are not under full control of segment management. Management believes this will better reflect the actual operating performance of the two segments. Prior to fiscal 2008, the Company allocated certain corporate expenses to the operating segments. Prior periods were recast to reflect the current presentation. The CODM uses net sales to unaffiliated customers and operating income in order to make decisions and assess performance of each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of operating income (loss) by segment to consolidated income (loss) before taxes is presented below:

	North		Corporate
	America	Europe	and Other	Consolidated
	(In thousands)
Three months ended November 30, 2007
Net sales to unaffiliated customers	$128,570	$368,005	$—	$496,575

Gross profit	$9,501	$47,670	$—	$57,171

Operating income (loss)	$(3,160)	$22,578	$(3,381)	$16,037
Interest expense, net	—	—	(1,129)	(1,129)
Foreign currency transaction gains (losses)	—	—	(133)	(133)
Other income (expense)	—	—	(332)	(332)
Restructuring expense — North America	—	—	(6)	(6)

Income (loss) before taxes	$(3,160)	$22,578	$(4,981)	$14,437

Three months ended November 30, 2006
Net sales to unaffiliated customers	$118,294	$324,434	$—	$442,728

Gross profit	$8,067	$41,473	$—	$49,540

Operating income (loss)	$(6,236)	$18,816	$(3,521)	$9,059
Interest expense, net	—	—	(1,470)	(1,470)
Foreign currency transaction gains (losses)	—	—	514	514
Other income (expense)	—	—	(25)	(25)
Restructuring expense — North America	—	—	(118)	(118)

Income (loss) before taxes	$(6,236)	$18,816	$(4,620)	$7,960

North America gross profit for the three months ended November 30, 2006 includes $0.3 million of accelerated depreciation expense related to the restructuring plan. North American gross profit includes $1.6 million and $0.9 million of expense related to the Invision® product for the three months ended November 30, 2007 and 2006, respectively. Europe gross profit for the three months ended November 30, 2007 was negatively impacted by $1.0 million for employee termination costs. Depreciation expense was $4.4 million and $2.7 million for Europe and North America, respectively, for the three months ended November 30, 2007. For the three months ended November 30, 2006, depreciation expense was $3.6 million and $2.6 million for Europe and North America, respectively.

The majority of the Company’s sales for the three months ended November 30, 2007 and November 30, 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	Three months ended November 30,
Product Family	2007		2006
	(In thousands, except for %’s)
Color and additive concentrates	$178,955	36%	$157,490	35%
Polyolefins	160,312	32	135,933	31
Engineered compounds	106,814	22	108,284	24
Polyvinyl chloride (PVC)	14,698	3	16,010	4
Tolling	5,958	1	4,538	1
Other	29,838	6	20,473	5

	$496,575	100%	$442,728	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires a company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more-likely-than-not that the position will be sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 on September 1, 2007, as required. As a result of the implementation of FIN 48, the Company recognized an increase in the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.

As of September 1, 2007, after the implementation of FIN 48, the Company’s gross unrecognized tax benefits totaled $5.4 million. If recognized, approximately $2.9 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate if settled in the Company’s favor. The Company elects to report interest and penalties related to income tax matters in income tax expense. At September 1, 2007, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits. There has been no significant change in these amounts as of November 30, 2007.

The Company is open to potential income tax examinations in the U.S. from fiscal 2004 and generally from fiscal years 2001 for most foreign jurisdictions. Specifically, in Belgium the Company is open for examination from 2005 onward. In addition, the Company is currently under examination in Germany for years 2000 through 2004.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.

In October 2007, significant tax legislation was passed in Mexico, which was effective starting January 1, 2008. The new legislation did not have a material effect on the Company’s current financial position, results of operations or cash flows.

In December 2007, tax legislation was passed in Italy, which includes a reduction in the combined corporate and local income tax rate of approximately 6%. The Company is currently evaluating the recently passed legislation to determine the impact the legislation will have on its financial position, results of operations and cash flows.

A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended
	November 30,
	2007	2006
Statutory U.S. tax rate	35.0%	35.0%
Domestic losses with no benefit	15.7	45.2
Amount of foreign taxes at less than statutory U.S. tax rate	(21.8)	(11.8)
Other, net	1.7	1.8

	30.6%	70.2%

The effective tax rate of 30.6% for the three months ended November 30, 2007 is less than the U.S. statutory rate of 35.0% as a result of the overall foreign rate being less than the U.S. statutory rate. As compared to the effective tax rate of 70.2% for the three months ended November 30, 2006, the decrease in the effective tax rate is driven by a decrease in the U.S. pre-tax loss, for which no benefit is recognized, an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies and recently enacted tax legislation in Germany, which reduced the German statutory rate by approximately 10 percentage points.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. Due to unanticipated customer demand on certain lines, the two manufacturing lines at the Orange, Texas plant are expected to continue production into fiscal 2009. The Orange, Texas warehouse was closed during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 65 positions.

In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America.

This restructuring plan includes savings from the following initiatives:
•	Reduction in the Company’s North American workforce by approximately 30 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States retiree healthcare coverage plan,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.
In connection with this restructuring plan, the Company recorded minimal charges during fiscal 2008. These charges are summarized below:

			Accrual			Accrual
			Balance			Balance
	Fiscal 2007	Paid Fiscal	August 31,	Fiscal 2008	Paid Fiscal	November 30,
	Charges	2007	2007	Charges	2008	2007
			(In thousands)
Employee related costs	$980	$(906)	$74	$6	$(71)	$9
Other costs	68	(68)	—	—	—	—

Restructuring	1,048	$(974)	$74	$6	$(71)	$9

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded approximately $0.3 million of accelerated depreciation for the three months ended November 30, 2006 which represents a change in estimate for the reduced life of equipment. The Company did not record any charges in fiscal 2008 related to accelerated depreciation. At November 30, 2007, the Company estimated it will incur minimal additional charges for employee related costs which are not expected to impact the total charge of approximately $2.1 million. The Company anticipates the remaining accrued balance for restructuring charges to be paid during the second and third quarters of fiscal 2008.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended November 30,
	2007	2006
	(In thousands)
Net periodic pension cost recognized included the following components:
Service cost	$603	$602
Interest cost	1,153	905
Expected return on plan assets	(321)	(257)
Net actuarial loss and net amortization of prior service cost and transition obligation	198	250

Net periodic benefit cost	$1,633	$1,500

Postretirement benefit cost included the following components:
Service cost	$167	$460
Interest cost	311	441
Net amortization of prior service (gain) cost and unrecognized (gain) loss	(121)	40

Net periodic benefit cost	$357	$941

(11)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(12)	One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane was filed with the insurance carriers, and the final settlement amount was agreed upon in November 2007. The Company recorded a charge of approximately $0.4 million during the three months ended November 30, 2007 as a result of an adjustment to its claim receivable during the final settlement negotiations. This amount was recorded in other (income) expense in the Consolidated Statements of Income. The settlement amount was received during the second quarter of fiscal 2008.

(13)	On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to begin to adopt SFAS 157 in fiscal year 2009 based on phased implementation. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

(14)	In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)	In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company will assess the impact that SFAS 141R may have on its financial position, results of operations and cash flows.

(16)	In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption being prohibited. The Company will assess the impact that SFAS 160 may have on its financial position, results of operations, debt covenants and cash flows.

(17)	The Company announced on November 16, 2007 that it reached an agreement with a group of investors led by Barington Capital Group, L.P. (“the Barington Group”) on matters relating to the Company’s 2007 Annual Meeting of Stockholders. Under the terms of the agreement, the Barington Group has withdrawn its notice of intent to nominate persons for election as directors at the Company’s 2007 Annual Meeting and has agreed to abide by certain standstill provisions until the Company’s 2008 Annual Meeting. The Barington Group has agreed to support the Company’s slate of directors for election at the 2007 Annual Meeting which includes an independent nominee recommended by the Barington Group and accepted by the Company. The Company has also agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. Finally, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws.

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
The Company offers such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (PVC) used in packaging, durable goods and commodity products. The Company also offers a tolling service to customers. Recently, the Company introduced its new Invision ® sheet product. Invision ® is a revolutionary product based on cutting-edge technology that is expected to provide high growth opportunities in many markets around the world. This business had a successful start-up of the initial production line at Sharon Center, Ohio in fiscal 2007 and began shipping some of its first full orders. The Company is constructing a dedicated facility in Findlay, Ohio to manufacture the Invision ® product. However, the Company has suspended further capital expenditures on Invision ® until the marketing strategy has been refined to ensure accelerated market adoption of this product.
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. The initiatives targeted reducing expenses and improving efficiencies at all locations in the North American segment. The Company has started to realize some of the cost savings as a result of the initiatives put in place, although weakness in the marketplace in fiscal 2007 has masked some of those savings.
On November 16, 2007, the Company announced that its long-serving Chairman, President and Chief Executive Officer (CEO), Terry L. Haines, will retire after 42 years of service at A. Schulman. On December 17, 2007, the Company announced the appointment of Joseph M. Gingo as President and Chief Executive Officer effective January 1, 2008. Mr. Gingo most recently served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company and has been a member of the Company’s Board of Directors since 2000. The agreements related to the CEO transition are not finalized. The Company will provide details related to any transition charges in its fiscal second-quarter Form 10-Q.
The Company also announced on November 16, 2007 that it reached an agreement with a group of investors led by Barington Capital Group, L.P. (“the Barington Group”) on matters relating to the Company’s 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”). Under the terms of the agreement, the Barington Group has withdrawn its notice of intent to nominate persons for election as directors at the Company’s 2007 Annual Meeting and has agreed to abide by certain standstill provisions until the Company’s 2008 annual meeting of stockholders. The Barington Group has agreed to support the Company’s slate of directors for election at the 2007 Annual Meeting which includes an independent nominee recommended by the Barington Group and accepted by the Company. The Company has also agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. Finally, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws.

RESULTS OF OPERATIONS
Net sales for the three months ended November 30, 2007 were $496.6 million, an increase of $53.9 million or 12.2% over last year’s first-quarter sales of $442.7 million. The translation effect of foreign currencies, primarily the euro, increased sales by $36.1 million for the three months ended November 30, 2007.
A comparison of consolidated sales by business segment for the three months ended November 30, 2007 and 2006 is as follows:

							% Due to price/
	Three months ended November 30,		Total increase		% Due to tonnage	% Due to translation	product mix
Sales	2007	2006	$	%
	(In thousands, except for %’s)
Europe	$368,005	$324,434	$43,571	13.4%	1.0%	10.8%	1.6%
North America	128,570	118,294	10,276	8.7%	8.6%	1.0%	-0.9%

	$496,575	$442,728	$53,847	12.2%	3.1%	8.2%	0.9%

The primary reason for the higher tonnage was an 8.6% increase in North America related primarily to additional sales in the packaging market.
The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. For the three months ended November 30, 2007, approximately 38% of consolidated sales were derived from the packaging market and 15% from the automotive market. For the three months ended November 30, 2006, approximately 36% and 16% of consolidated sales were derived from the packaging and automotive markets, respectively. For the North America segment, sales to customers in the automotive market accounted for 33% and 36% for the three months ended November 30, 2007 and 2006, respectively. The U.S. automotive market has been under tremendous stress recently with the Company experiencing an impact from the decline in automotive production of the major Detroit-based automobile manufacturers during this period. For the Europe segment, sales to customers in the packaging market accounted for 43% for the three months ended November 30, 2007 and 2006.
The majority of the Company’s sales for the three months ended November 30, 2007 and November 30, 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	Three months ended November 30,
Product Family	2007		2006
		(In thousands, except %’s)
Color and additive concentrates	$178,955	36%	$157,490	35%
Polyolefins	160,312	32	135,933	31
Engineered compounds	106,814	22	108,284	24
Polyvinyl chloride (PVC)	14,698	3	16,010	4
Tolling	5,958	1	4,538	1
Other	29,838	6	20,473	5

	$496,575	100%	$442,728	100%

A comparison of gross profit dollars and percentages by business segment for the three months ended November 30, 2007 and 2006 is as follows:

	Three months ended November 30,		Increase (decrease)
	2007	2006	$	%
		(In thousands, except for %’s)
Gross profit $
Europe	$47,670	$41,473	$6,197	14.9%
North America	9,501	8,067	1,434	17.8%

Consolidated	$57,171	$49,540	$7,631	15.4%

Gross profit %
Europe	13.0	12.8
North America	7.4	6.8
Consolidated	11.5	11.2
The gross profit dollars increased for Europe for the three months ended November 30, 2007. The increase was primarily a result of foreign currency translation gains of $4.7 million, favorable price/product mix and efforts to control plant expenses. Europe gross profit was negatively impacted by $1.0 million for employee termination costs.
Gross profit and gross profit percentages for North America increased for the three months ended November 30, 2007. The increase is despite additional expense of $0.7 million related to the Company’s investment in the new Invision ® product line as compared to the same period last year. The increase is attributed to better market conditions than the same period prior year and the restructuring savings plan implemented in fiscal 2007. In addition, the three months ended November 30, 2006 included accelerated depreciation of approximately $0.3 million, which negatively impacted gross profit.
Depreciation expense was $4.4 million and $2.7 million for Europe and North America, respectively, for the three months ended November 30, 2007. For the three months ended November 30, 2006, depreciation expense was $3.6 million and $2.6 million for Europe and North America, respectively.
A comparison of capacity utilization levels for the three months ended November 30, 2007 and 2006 is as follows:

	Three months ended November 30,
	2007	2006
Europe	98%	105%
North America	89%	79%
Worldwide	95%	95%
Capacity utilization for North America increased for the three months ended November 30, 2007 as a result of improved demand as compared to the prior year. The capacity utilization figures exclude the production for the Invision ® product as this business is in a start-up phase. In Europe, a change in product mix required some of Europe’s manufacturing facilities to temporarily add additional shifts above the normal production schedule in the prior year. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The changes in selling, general and administrative expenses are summarized as follows:

	Three month ended November 30, 2007
	$ Increase	% Increase
	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$641	1.6%
Effect of foreign currency translation	2,386	5.9

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(1,745)	(4.3)%

The decline in selling, general and administrative expenses for the three months ended November 30, 2007 excluding the effect of foreign currency translation is primarily due to the Company’s North American segment. North America had a decrease of $1.8 million in selling, general and administrative expenses, excluding the increase of $0.1 million due to foreign currency translation. This was primarily the result of the Company’s North American restructuring and efforts to control the levels of selling, general and administrative expenses.
Interest expense decreased $0.2 million for the three months ended November 30, 2007 as compared to the same period last year due to lower levels of borrowing as compared to the same period last year.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $0.1 million foreign currency transaction loss for the three months ended November 30, 2007 as compared with a foreign currency transaction gain of $0.5 million for the same period last year. The loss in the fiscal 2008 quarter and the gain in the fiscal 2007 quarter primarily relate to the changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of income.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. Due to unanticipated customer demand on certain lines, the two manufacturing lines at the Orange, Texas plant are expected to continue production into fiscal 2009. The Orange, Texas warehouse was closed during the third quarter of fiscal 2007. In connection with this plan, the Company reduced its workforce by 65 positions.
In February 2007, the Company announced the second phase of its North America restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America.
This restructuring plan includes savings from the following initiatives:
•	Reduction in the Company’s North American workforce by approximately 30 positions, primarily in the sales and administrative functions,
•	Reduction in the Company’s United States retiree healthcare coverage plan,
•	Greater cost sharing of employee and retiree medical plan costs,
•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and
•	Improved logistics efficiencies.
In connection with this restructuring plan, the Company recorded minimal charges during fiscal 2008. These charges are summarized below:

			Accrual Balance			Accrual Balance
	Fiscal 2007 Charges	Paid Fiscal 2007	August 31, 2007	Fiscal 2008 Charges	Paid Fiscal 2008	November 30, 2007
			(In thousands)
Employee related costs	$980	$(906)	$74	$6	$(71)	$9
Other costs	68	(68)	—	—	—	—

Restructuring	1,048	$(974)	$74	$6	$(71)	$9

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded approximately $0.3 million of accelerated depreciation for the three months ended November 30, 2006 which represents a change in estimate for the reduced life of equipment. The Company did not record any charges in fiscal 2008 related to accelerated depreciation. At November 30, 2007, the Company estimated it will incur minimal additional charges for employee related costs which are not expected to impact the total charge of approximately $2.1 million. The Company anticipates the remaining accrued balance for restructuring charges to be paid during the second and third quarters of fiscal 2008.
To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”). On this basis, the Company operates in two geographic segments, North America and Europe, including Asia. During fiscal 2008, management began excluding corporate and other charges, such as foreign currency transaction gains or losses and other expenses which are not under full control of segment management. Management believes this will better reflect the actual operating performance of the two segments. Prior to fiscal 2008, the Company allocated certain corporate expenses to the operating segments. Prior periods were recast to reflect the current presentation.
Operating income (loss) is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Management of the Company believes that operating income (loss) is a useful financial measure because it provides management and investors with an additional means of evaluating the Company’s operating performance. The CODM uses net sales to unaffiliated customers and operating income in order to make decisions and assess performance of each segment. Operating income (loss) does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, and other miscellaneous legal and professional fees

The following table reconciles operating income (loss) to income (loss) before taxes:

	North		Corporate
	America	Europe	and Other	Consolidated
	(In thousands)
Three months ended November 30, 2007
Operating income (loss)	$(3,160)	$22,578	$(3,381)	$16,037
Interest expense, net	—	—	(1,129)	(1,129)
Foreign currency transaction gains (losses)	—	—	(133)	(133)
Other income (expense)	—	—	(332)	(332)
Restructuring expense — North America	—	—	(6)	(6)

Income (loss) before taxes	$(3,160)	$22,578	$(4,981)	$14,437

Three months ended November 30, 2006
Operating income (loss)	$(6,236)	$18,816	$(3,521)	$9,059
Interest expense, net	—	—	(1,470)	(1,470)
Foreign currency transaction gains (losses)	—	—	514	514
Other income (expense)	—	—	(25)	(25)
Restructuring expense — North America	—	—	(118)	(118)

Income (loss) before taxes	$(6,236)	$18,816	$(4,620)	$7,960

European operating income increased $3.8 million for the three months ended November 30, 2007 primarily due to the translation effect of foreign currencies of $2.4 million and the increase in gross profit of $1.5 million, excluding the translation effect of foreign currencies.
The North American operating loss for the three months ended November 30, 2007 decreased $3.1 million because of both an increase in gross profit margins and decreased selling, general and administrative expenses of approximately $1.7 million as compared to the same period prior year. As discussed earlier, this was primarily a result of the North American restructuring efforts.
In July 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires a company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more-likely-than-not that the position will be sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted FIN 48 on September 1, 2007, as required. As a result of the implementation of FIN 48, the Company recognized an increase in the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.
As of September 1, 2007, after the implementation of FIN 48, the Company’s gross unrecognized tax benefits totaled $5.4 million. If recognized, approximately $2.9 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate if settled in the Company’s favor. The Company elects to report interest and penalties related to income tax matters in income tax expense. At September 1, 2007, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits. There has been no significant change in these amounts as of November 30, 2007.
The Company is open to potential income tax examinations in the U.S. from fiscal 2004 and generally from fiscal years 2001 for most foreign jurisdictions. Specifically, in Belgium the Company is open for examination from 2005 onward. In addition, the Company is currently under examination in Germany for years 2000 through 2004.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.
In October 2007, significant tax legislation was passed in Mexico, which was effective starting January 1, 2008. The new legislation did not have a material effect on the Company’s current financial position, results of operations or cash flows.
In December 2007, tax legislation was passed in Italy, which includes a reduction in the combined corporate and local income tax rate of approximately 6%. The Company is currently evaluating the recently passed legislation to determine the impact the legislation will have on its financial position, results of operations and cash flows.
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended
	November 30,
	2007	2006
Statutory U.S. tax rate	35.0%	35.0%
Domestic losses with no benefit	15.7	45.2
Amount of foreign taxes at less than statutory U.S. tax rate	(21.8)	(11.8)
Other, net	1.7	1.8

	30.6%	70.2%

The effective tax rate of 30.6% for the three months ended November 30, 2007 is less than the U.S. statutory rate of 35.0% as a result of the overall foreign rate being less than the U.S. statutory rate. As compared to the effective tax rate of 70.2% for the three months ended November 30, 2006, the decrease in the effective tax rate is driven by a decrease in the U.S. pre-tax loss, for which no benefit is recognized, an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies and recently enacted tax legislation in Germany, which reduced the German statutory rate by approximately 10 percentage points.
The translation effect of foreign currencies, primarily the euro, increased net income by $1.6 million for the three months ended November 30, 2007.
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
Net cash provided from operations was $8.8 million and $19.6 million for the three months ended November 30, 2007 and 2006, respectively. The decline from last year was due to an increase in accounts receivable driven by the increase in sales in the quarter, and an increase in inventory primarily driven by the increase in foreign exchange rates partially offset by an increase in accounts payable. At November 30, 2007, days in receivables were 63 days as compared to 62 days at August 31, 2007. Days in inventory were 62 days at November 30, 2007 and 60 days at August 31, 2007.

	November 30,	August 31,
	2007	2007	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$41.8	$43.0	(2.8)%
Working capital, excluding cash	417.9	375.5	11.3
Long-term Debt	132.2	123.1	7.4
Stockholders’ equity	456.8	427.0	7.0

The Company’s cash and cash equivalents decreased $1.2 million from August 31, 2007. Working capital, excluding cash, was $417.9 million, an increase of $42.4 million from August 31, 2007. The primary reason for the increase in working capital was the increase in accounts receivable of $30.8 million and the increase in inventory of $29.0 million. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $17.9 million and increased inventory by $14.9 million. Excluding the impact of translation of foreign currencies, inventory increased approximately 5.3%. The increase was primarily attributable to increases in raw material pricing. Accounts payable increased $19.2 million due primarily to the translation effect of foreign currencies of $7.3 million. In addition, the increase in accounts payable was a result of higher production levels.
The Company increased total long-term debt by $9.1 million during the three months ended November 30, 2007. Total long-term debt was $132.2 million as of November 30, 2007. Increased borrowings were a result of an increase in working capital and capital expenditures.
Capital expenditures for the three months ended November 30, 2007 were $8.2 million compared with $5.3 million last year. The major components of the capital expenditures included the construction of the building and related additions for the dedicated plant for A. Schulman Invision, Inc.
The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of November 30, 2007, there was $27.8 million outstanding under the Credit Facility.
The Company has senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:
•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”)

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $73.6 million at November 30, 2007.
Although there are no plans to do so, the Company may at any time after March 1, 2008, at its option, prepay all or any part of the Dollar Notes.
At November 30, 2007, the fair market value of the Euro Notes is approximately €46.1 million, which approximates $67.5 million.
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
As of November 30, 2007, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2007 Annual Report.
Operating lease information is provided in footnote 12 of the Company’s 2007 Annual Report as there have been no significant changes.

The Company’s outstanding commercial commitments at November 30, 2007 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of November 30, 2007.
During the three months ended November 30, 2007, the Company has declared and paid quarterly cash dividends totaling $.145 per common share. The total amount of these dividends was $4.0 million. Cash has been sufficient to fund the payment of these dividends.
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company purchased 770,266 of its common stock during the three months ended November 30, 2006 at an average price of $23.46 per share under the Repurchase Program. No shares were repurchased during the three months ended November 30, 2007. As a part of an agreement reached with the Barington Group, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws.
For the three months ended November 30, 2007, approximately 44,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $0.9 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The weakening of the U.S. dollar during the three months ended November 30, 2007 increased this account by $20.3 million.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The following critical accounting policy should be read in conjunction with the critical accounting policies discussed in the Company’s 2007 Annual Report on Form 10-K.
The Company’s provision for income taxes involves a significant amount of judgment by management. This provision is impacted by the income and tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate. No taxes are provided on earnings which are permanently reinvested.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on September 1, 2007 resulting in an increase to the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.

Various taxing authorities periodically audit the Company’s tax returns. These audits may include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures associated with these various tax filing positions the Company records tax liabilities for uncertain tax positions where the likelihood of sustaining the position is not more-likely-than- not based on its technical merits. A significant period of time may elapse before a particular matter, for which the Company has recorded a tax liability, is audited and fully resolved.
The establishment of the Company’s tax liabilities relies on the judgment of management to estimate the exposures associated with its various filing positions. Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to the Company’s consolidated statement of income.
To the extent that the Company prevails in matters for which tax liabilities have been recorded, or are required to pay amounts in excess of these tax liabilities, the Company’s effective tax rate in any given financial statement period could be materially affected. An unfavorable tax settlement could result in an increase in the Company’s effective tax rate in the financial statement period of resolution. A favorable tax settlement could be recognized as a reduction in the Company’s effective tax rate in the financial statement period of resolution.
The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” all available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in the U.S. in recent periods provide sufficient negative evidence to require a full valuation allowance against its net deferred tax assets in the U.S. The Company intends to maintain a valuation allowance against its net deferred tax assets in the U.S. until sufficient positive evidence exists to support realization of such assets.
New Accounting Pronouncements
On September 15, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company is required to begin to adopt SFAS 157 in fiscal year 2009 based on phased implementation. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.
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
In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company will assess the impact that SFAS 141R may have on its financial position, results of operations and cash flows.
In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption being prohibited. The Company will assess the impact that SFAS 160 may have on its financial position, results of operations, debt covenants and cash flows.
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, include, but are not limited to, the following:
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At November 30, 2007, the Company had $27.8 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

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
Item 1A — Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual report on Form 10-K for the year ended August 31, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable
(c)	On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”), representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. On November 16, 2007, as a part of an agreement reached with the Barington Group, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. The Company’s purchases of its common stock under the Repurchase Program during the first quarter of fiscal 2008 were as follows:

		Average price paid per	Total number of shares	Maximum number of
	Total number of shares	share (excluding	purchased as part of a	shares that may yet be
	repurchased	commissions)	publicly announced plan	purchased under the plan
Beginning shares available	—			3,979,653
September 1-30, 2007	—	—	—	3,979,653
October 1-31, 2007	—	—	—	3,979,653
November 1-30, 2007	—	—	—	5,000,000

Total	—	—	—	5,000,000

Item 6 — Exhibits
(a)	Exhibits

Exhibit Number	Exhibit

10.1	Agreement by and among the Company and the Barington Group, (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 15, 2007).

10.2	Employment agreement by and between the Company and Joseph M. Gingo (incorporated by reference to the Company Current Report on Form 8-K, dated December 17, 2007).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2008	A. Schulman, Inc. (Registrant)

/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)