Form 10-Q
period 2008-02-29
SCHULMAN A INC
filed 2008-04-04
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
Registrant’s telephone number, including area code: (330) 666-3751
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2008 — 27,096,969

PART I — FINANCIAL INFORMATION
ITEM 1 Consolidated Financial Statements
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 4 — Submission of Matters to a Vote of Security Holders
Item 6 — Exhibits
SIGNATURES
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1 Consolidated Financial Statements
A. SCHULMAN, INC.
Consolidated Statements of Operations
(In thousands except per share data)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

	Unaudited		Unaudited

Net sales	$479,811	$412,767	$976,385	$855,494

Cost of sales	422,774	365,333	862,178	759,230
Selling, general and administrative expenses	48,047	39,092	88,936	78,631
Minority interest	131	196	376	428
Interest expense	2,008	2,031	3,619	3,861
Interest income	(421)	(527)	(903)	(888)
Foreign currency transaction (gains) losses	463	(784)	597	(1,298)
Other (income) expense	(334)	(106)	(2)	(81)
Goodwill impairment — North America	964	—	964	—
Asset impairment — North America	5,219	—	5,219	—
Restructuring expense — North America	2,616	810	2,622	928

	481,467	406,045	963,606	840,811

Income (loss) before taxes	(1,656)	6,722	12,779	14,683

Provision for U.S. and foreign income taxes	2,118	5,082	6,530	10,671

Net income (loss)	(3,774)	1,640	6,249	4,012

Less: Preferred stock dividends	(13)	(13)	(26)	(26)

Net income (loss) applicable to common stock	$(3,787)	$1,627	$6,223	$3,986

Weighted-average number of shares outstanding:
Basic	27,223	26,952	27,372	26,916
Diluted	27,223	27,212	27,618	27,256

Earnings (losses) per share of common stock:
Basic	$(0.13)	$0.06	$0.23	$0.15

Diluted	$(0.13)	$0.06	$0.23	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Balance Sheets

	February 29,	August 31,
	2008	2007
	Unaudited
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,650	$43,045
Accounts receivable, less allowance for doubtful accounts of $9,667 at February 29, 2008 and $9,056 at August 31, 2007	354,654	317,774
Inventories, average cost or market, whichever is lower	295,898	263,047
Prepaid expenses and other current assets	19,208	16,163

Total current assets	714,410	640,029

Other assets:
Cash surrender value of life insurance	2,639	2,231
Deferred charges and other assets	24,398	21,784
Goodwill	10,933	9,350
Intangible assets	186	174

	38,156	33,539

Property, plant and equipment, at cost:
Land and improvements	17,662	16,768
Buildings and leasehold improvements	156,579	145,952
Machinery and equipment	377,787	352,044
Furniture and fixtures	43,127	38,955
Construction in progress	14,263	13,035

	609,418	566,754
Accumulated depreciation and investment grants of $1,250 at February 29, 2008 and $1,322 at August 31, 2007	403,775	366,207

	205,643	200,547

	$958,209	$874,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,650	$2,762
Accounts payable	148,876	141,838
U.S. and foreign income taxes payable	4,918	11,544
Accrued payrolls, taxes and related benefits	35,389	32,249
Other accrued liabilities	38,247	33,112

Total current liabilities	230,080	221,505

Long-term debt	162,723	123,080
Other long-term liabilities	100,608	91,316
Deferred income taxes	5,857	5,640
Minority interest	5,637	5,561
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,564 shares at February 29, 2008 and August 31, 2007	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock $1 par value, authorized — 75,000,000 shares, issued — 42,171,226 shares at February 29, 2008 and 41,784,640 shares at August 31, 2007	42,171	41,785
Other capital	106,987	103,828
Accumulated other comprehensive income	85,918	50,092
Retained earnings	509,619	509,415
Treasury stock, at cost, 14,776,980 shares at February 29, 2008 and 14,113,977 shares at August 31, 2007	(292,448)	(279,164)

Common stockholders’ equity	452,247	425,956

Total stockholders’ equity	453,304	427,013

	$958,209	$874,115

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Statements of Cash Flows

	Six months ended
	February 29, 2008	February 28, 2007
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$6,249	$4,012
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	14,040	12,487
Deferred tax provision	(1,263)	(1,931)
Pension and other deferred compensation	5,247	2,900
Postretirement benefit obligation	569	1,626
Minority interest in net income of subsidiaries	376	428
Restructuring charges, including $0 and $949 of accelerated depreciation in fiscal 2008 and 2007, respectively	2,622	1,686
Goodwill impairment — North America	964	—
Asset impairment — North America	5,219	—
Changes in assets and liabilities:
Accounts receivable	(10,681)	(9,498)
Inventories	(10,947)	42,369
Accounts payable	(2,972)	(12,285)
Income taxes	(5,733)	(6,639)
Restructuring payments	(80)	(191)
Accrued payrolls and other accrued liabilities	967	4,150
Changes in other assets and other long-term liabilities	883	611

Net cash provided from (used in) operating activities	5,460	39,725

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(13,187)	(12,113)
Disposals of property, plant and equipment	474	312
Proceeds of insurance settlements	—	545

Net cash used in investing activities	(12,713)	(11,256)

Provided from (used in) financing activities:
Cash dividends paid	(8,123)	(8,149)
Increase (decrease) in notes payable	(554)	(4,508)
Borrowings on revolving credit facilities	81,502	51,576
Repayments on revolving credit facilities	(52,569)	(23,877)
Cash distributions to minority shareholders	(300)	(300)
Exercise of stock options	1,083	4,907
Purchase of treasury stock	(13,284)	(18,107)

Net cash provided from (used in) financing activities	7,755	1,542

Effect of exchange rate changes on cash	1,103	(667)

Net increase (decrease) in cash and cash equivalents	1,605	29,344
Cash and cash equivalents at beginning of period	43,045	50,662

Cash and cash equivalents at end of period	$44,650	$80,006

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the six months ended February 29, 2008 are not necessarily indicative of the results expected for the year ending August 31, 2008.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 except for new accounting pronouncements and accounting for uncertain tax positions which are described in the footnotes.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2008 presentation.

(2)	Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33 1/3% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. Restricted stock awards under the 2002 Equity Incentive Plan vest ratably over four years following the date of grant.

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. The time-based nonqualified stock options granted under the 2006 Incentive Plan become exercisable at the rate of 33 1/3% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On February 29, 2008, there were approximately 2.7 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A summary of stock options is as follows:

	Six months ended		Six months ended
	February 29, 2008		February 28, 2007
	Outstanding		Outstanding
	shares	Weighted-average	shares	Weighted-average
	under option	exercise price	under option	exercise price
Outstanding at beginning of period	813,710	$19.10	1,568,276	$18.93
Granted	—	—	—	—
Exercised	(57,216)	18.93	(264,461)	18.55
Forfeited and expired	(4,169)	19.23	(6,036)	19.30

Outstanding at end of period	752,325	19.11	1,297,779	19.01

Exercisable at the end of the period	614,597	18.92	854,980	18.55

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended February 29, 2008 and February 28, 2007 was approximately $0.1 million and $1.0 million, respectively. The intrinsic value for stock options exercisable at February 29, 2008 was $1.5 million with a remaining term for

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
options exercisable of approximately 5.8 years. For stock options outstanding at February 29, 2008, exercise prices range from $11.63 to $24.69. The weighted average remaining contractual life for options outstanding at February 29, 2008 was approximately 6.1 years. Stock options vested and expected to vest at February 29, 2008 were approximately 747,000 with a remaining contractual term of approximately 6.1 years and a weighted-average exercise price of $19.10. The aggregate intrinsic value of stock options vested and expected to vest was $1.7 million at February 29, 2008. There were no grants of stock options during the six months ended February 29, 2008 or in the comparable period last fiscal year.
Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock grants outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)

Outstanding at August 31, 2007	330,775	$20.01
Granted	99,150	20.44
Released	(102,088)	18.16
Forfeited	(6,962)	20.52

Outstanding at February 29, 2008	320,875	20.71

During the three months ended February 29, 2008, the Company granted 99,150 time-based restricted shares. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three year period and were valued at the fair market value on the date of grant. There were no other grants of restricted stock awards during the six months ended February 29, 2008. The Company did not grant any restricted stock during the six months ended February 28, 2007.
The Company also grants awards with market performance vesting criteria. In the table below, the Company summarizes all performance-based awards which include performance-based restricted stock awards and Performance Shares.

	Outstanding	Weighted-Average
	Performance-based	Fair Market Value
	Awards	(per share)

Outstanding at August 31, 2007	137,525	$20.55
Granted	203,725	13.13
Released	—	—
Forfeited	(3,568)	20.55

Outstanding at February 29, 2008	337,682	16.07

During the three months ended February 29, 2008, the Company granted 203,725 performance share awards. Performance share awards (“Performance Shares”) are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. There were no other grants of Performance Shares during the six months ended February 29, 2008. The Company did not grant any Performance Shares during the six months ended February 28, 2007. Included in the fiscal 2008 grant are approximately 136,000 Performance Shares which earn dividends throughout the vesting period and approximately 68,000 Performance Shares which do not earn dividends. The weighted-average grant date fair value of the Performance Shares based on market conditions granted during the three months ended February 29, 2008 was $13.13 per share. The valuation for these awards granted during the period ended February 29, 2008 which vest based on market performance criteria was based upon the Monte Carlo simulation, which is a

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
binomial model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three year period. These awards were accounted for as awards with market conditions in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment.
As of February 29, 2008, approximately 134,000 awards of the outstanding performance-based awards in the table above are performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights. At the vesting date of these performance-based restricted stock awards, approximately 67,000 additional shares could be issued and released if certain market conditions are met which are not included in the table. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation as explained below.
The fair value of the Performance Shares awards granted during the six months ended February 29, 2008 was estimated using a Monte Carlo simulation binomial model with the following weighted-average assumptions:

Six months ended
Weighted-Average Assumptions	February 29, 2008

Dividend yield	2.84%
Expected volatility	30.00%
Risk-free interest rate	1.97%
Correlation	32.00%
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at February 29, 2008 was approximately $8.0 million. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

At February 29, 2008, the Company had approximately 358,000 restricted stock units outstanding with various vesting periods and criteria. Each restricted stock unit is equivalent to one share of A. Schulman, Inc. stock on the vesting date. The Company granted approximately 114,000 restricted stock units during the three months ended February 29, 2008. There were no other grants of restricted stock units during the six months ended February 29, 2008. The Company did not grant any restricted stock units during the six months ended February 28, 2007. Certain restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark to market adjustment of the units vested to date, and (b) accrued dividends on the units. The Company has recorded approximately $0.4 million and $0.1 million of expense related to restricted stock units for the three months ended February 29, 2008 and February 28, 2007, respectively. The Company has recorded approximately $0.8 million and $0.3 million of expense related to restricted stock units for the six months ended February 29, 2008 and February 28, 2007, respectively.

(3)	All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $14.1 million at February 29, 2008 and $11.0 million at August 31, 2007.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	A summary of the stockholders’ equity section for the six months ended February 29, 2008 and February 28, 2007 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated
				Other			Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	1,057	41,785	103,828	50,092	511,493	(279,164)	429,091
Comprehensive income:
Net income	—	—	—	—	6,249	—
Foreign currency translation gain (loss)	—	—	—	30,711	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	5,115	—	—
Total comprehensive income							42,075
Cash dividends paid or accrued:
Preferred stock, $2.50 per share	—	—	—	—	(26)	—	(26)
Common stock, $0.29 per share	—	—	—	—	(8,097)	—	(8,097)
Stock options exercised	—	57	1,026	—	—	—	1,083
Restricted stock issued	—	329	(329)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(13,284)	(13,284)
Non-cash stock based compensation	—	—	428	—	—	—	428
Amortization of restricted stock	—	—	2,034	—	—	—	2,034

Balance at February 29, 2008	$1,057	$42,171	$106,987	$85,918	$509,619	$(292,448)	$453,304

Balance at September 1, 2006	$1,057	$40,707	$86,894	$32,893	$502,998	$(261,057)	$403,492
Comprehensive income:
Net income	—	—	—	—	4,012	—
Foreign currency translation gain (loss)	—	—	—	4,845	—	—
Total comprehensive income							8,857
Cash dividends paid or accrued:
Preferred stock, $2.50 per share	—	—	—	—	(26)	—	(26)
Common stock, $0.29 per share	—	—	—	—	(8,123)*	—	(8,123)
Stock options exercised	—	265	4,642	—	—	—	4,907
Restricted stock issued	—	102	(102)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(18,107)	(18,107)
Non-cash stock based compensation	—	—	1,115	—	—	—	1,115
Amortization of restricted stock	—	—	765	—	—	—	765

Balance at February 28, 2007	$1,057	$41,074	$93,314	$37,738	$498,861	$(279,164)	$392,880

*	Includes approximately $.3 million related to the redemption of the special stock purchase rights which were paid at a price of $.01 per share for shareholders of record on January 19, 2007. This $.01 is not included in the $.29 per share for common stock dividends.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance based awards expected to vest, which would then share in the earnings of the Company.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(in thousands)
Weighted-average shares outstanding:
Basic	27,223	26,952	27,372	26,916
Incremental shares from stock options	—	100	65	154
Incremental shares from restricted stock	—	160	181	186

Diluted	27,223	27,212	27,618	27,256

For the three months ended February 29, 2008, any stock options and restricted stock were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the Company’s net loss. For the six months ended February 29, 2008, there were approximately 0.1 million equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(6)	The components of Accumulated Other Comprehensive Income are as follows:

		Unrecognized
		transition
		obligations,
		actuarial	Total
	Foreign	losses	Accumulated
	Currency	and prior	Other
	Translation	service costs	Comprehensive
	Gain	(credits), net	Income
	(in thousands)
Balance as of August 31, 2007	$55,397	$(5,305)	$50,092
Current period change	30,711	5,115	35,826

Balance as of February 29, 2008	$86,108	$(190)	$85,918

Foreign currency translation gains are not tax effected as such gains are considered permanently reinvested.

(7)	To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”). The Company historically identified and presented two geographical operating segments, North America and Europe, based on how the CODM regularly reviewed information and allocated resources. In addition, the Company presented other financial information separately representing items below operating income, which were not managed at a segment level. During the first quarter of fiscal 2008, management began excluding corporate from the segment results and other charges such as foreign currency transaction gains or losses and other expenses which are not under full control of segment management. Management believed this better reflects the actual operating performance of the segments. Prior to fiscal 2008, the Company allocated certain corporate expenses to the operating segments. Prior periods were recast to reflect the current presentation.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions and assess performance of each segment. Operating income does not include interest income or

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense, other income or expense, restructuring expense, impairment charges or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, and other miscellaneous legal and professional fees.
A reconciliation of operating income (loss) by segment to consolidated income (loss) before taxes is presented below:

	North		Corporate
	America	Europe	and Other	Consolidated
	Unaudited
	(In thousands)
Three months ended February 29, 2008
Net sales to unaffiliated customers	$114,776	$365,035	$—	$479,811

Gross profit	$6,916	$50,121	$—	$57,037

Operating income (loss)	$(6,228)	$23,881	$(8,794)	$8,859
Interest expense, net	—	—	(1,587)	(1,587)
Foreign currency transaction gains (losses)	—	—	(463)	(463)
Other income (expense)	—	—	334	334
Goodwill impairment — North America	—	—	(964)	(964)
Asset impairment — North America	—	—	(5,219)	(5,219)
Restructuring expense — North America	—	—	(2,616)	(2,616)

Income (loss) before taxes	$(6,228)	$23,881	$(19,309)	$(1,656)

Three months ended February 28, 2007
Net sales to unaffiliated customers	$111,751	$301,016	$—	$412,767

Gross profit	$9,088	$38,346	$—	$47,434

Operating income (loss)	$(4,378)	$16,107	$(3,583)	$8,146
Interest expense, net	—	—	(1,504)	(1,504)
Foreign currency transaction gains (losses)	—	—	784	784
Other income (expense)	—	—	106	106
Restructuring expense — North America	—	—	(810)	(810)

Income (loss) before taxes	$(4,378)	$16,107	$(5,007)	$6,722

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	North		Corporate
	America	Europe	and Other	Consolidated
	Unaudited
	(In thousands)
Six months ended February 29, 2008
Net sales to unaffiliated customers	$243,345	$733,040	$—	$976,385

Gross profit	$16,416	$97,791	$—	$114,207

Operating income (loss)	$(9,388)	$46,459	$(12,176)	$24,895
Interest expense, net	—	—	(2,716)	(2,716)
Foreign currency transaction gains (losses)	—	—	(597)	(597)
Other income (expense)	—	—	2	2
Goodwill impairment — North America	—	—	(964)	(964)
Asset impairment — North America	—	—	(5,219)	(5,219)
Restructuring expense — North America	—	—	(2,622)	(2,622)

Income (loss) before taxes	$(9,388)	$46,459	$(24,292)	$12,779

Six months ended February 28, 2007
Net sales to unaffiliated customers	$230,045	$625,449	$—	$855,494

Gross profit	$16,445	$79,819	$—	$96,264

Operating income (loss)	$(10,615)	$34,924	$(7,104)	$17,205
Interest expense, net	—	—	(2,973)	(2,973)
Foreign currency transaction gains (losses)	—	—	1,298	1,298
Other income (expense)	—	—	81	81
Restructuring expense — North America	—	—	(928)	(928)

Income (loss) before taxes	$(10,615)	$34,924	$(9,626)	$14,683

North America gross profit for the three and six months ended February 28, 2007 include $0.7 million and $0.9 million of accelerated depreciation expense, respectively, related to the restructuring plan announced in fiscal 2007. For the three months ended February 29, 2008 and February 28, 2007, North American gross profit includes expense of $1.2 million and $1.1 million, respectively, related to the Invision® product. For the six months ended February 29, 2008 and February 28, 2007, North American gross profit includes expense of $2.8 million and $2.0 million, respectively, related to the Invision product. Europe gross profit for the six months ended February 29, 2008 was negatively impacted by $0.8 million for employee termination costs.
Depreciation expense was $4.3 million and $2.6 million for Europe and North America, respectively, for the three months ended February 29, 2008. Depreciation expense was $8.8 million and $5.3 million for Europe and North America, respectively, for the six months ended February 29, 2008. For the three months ended February 28, 2007, depreciation expense was $3.7 million and $3.3 million for Europe and North America, respectively, and $7.4 million and $6.1 million for Europe and North America, respectively, for the six months ended February 28, 2007. The fiscal 2007 amounts include the accelerated depreciation mentioned previously for North America.
The majority of the Company’s sales for the three and six months ended February 29, 2008 and February 28, 2007 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
Product Family	February 29, 2008		February 28, 2007
	(In thousands, except for %’s)
Color and additive concentrates	$167,041	35%	$140,555	34%
Polyolefins	163,061	34	128,711	31
Engineered compounds	101,873	21	105,452	26
Polyvinyl chloride (PVC)	13,923	3	15,036	4
Tolling	6,218	1	6,271	1
Other	27,695	6	16,742	4

	$479,811	100%	$412,767	100%

	Six months ended
Product Family	February 29, 2008		February 28, 2007
	(In thousands, except for %’s)
Color and additive concentrates	$345,996	35%	$298,044	35%
Polyolefins	323,374	33	264,645	31
Engineered compounds	208,686	22	213,736	25
Polyvinyl chloride (PVC)	28,621	3	31,046	4
Tolling	12,175	1	10,809	1
Other	57,533	6	37,214	4

	$976,385	100%	$855,494	100%

(8)	In June 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires a company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more-likely-than-not that the position will be sustained.

The Company adopted FIN 48 on September 1, 2007, as required. As a result of the implementation, the Company recognized an increase in the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.

As of February 29, 2008, the Company’s gross unrecognized tax benefits totaled $5.6 million. If recognized, approximately $3.0 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At February 29, 2008, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in the U.S. from fiscal 2004 onward and generally from fiscal year 2001 onward for most foreign jurisdictions. Specifically, in Belgium the Company is open for examination from 2005 onward. In addition, the Company is currently under examination in Germany for years 2000 through 2004. The expiration of certain statutes of limitation in foreign jurisdictions during the second quarter resulted in a tax benefit of approximately $0.6 million relating to the reversal of tax and interest previously accrued for under FIN 48.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.

In October 2007, significant tax legislation was passed in Mexico, which was generally effective starting January 1, 2008. Of particular importance is the law’s introduction of a flat tax, which will apply to taxpaying

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entities along with Mexico’s regular income tax. The new legislation is not expected to have a material effect on the Company’s current financial condition, results of operations or cash flows.

In December 2007, tax legislation was passed in Italy, which was effective January 1, 2008 and includes a reduction in the combined corporate and local income tax rate by approximately six percentage points. The new legislation did not have a material effect on the Company’s current financial position, results of operations or cash flows.

A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	For the three months ended		For the three months ended
	February 29, 2008		February 28, 2007
	(in thousands except for %’s)
Statutory U.S. tax rate	$(580)	35.0%	$2,353	35.0%
Domestic losses with no benefit	3,742	(225.8)	2,836	42.2
Amount of foreign taxes at less than statutory U.S. tax rate	(3,717)	224.2	(620)	(9.2)
U.S. restructuring and other U.S. unusual charges with no tax benefit	3,073	(185.4)	230	3.4
FIN 48	(567)	34.2	—	—
Other	167	(10.0)	283	4.2

Total income tax expense (benefit)	$2,118	(127.8)%	$5,082	75.6%

	For the six months ended		For the six months ended
	February 29, 2008		February 28, 2007
	(in thousands except for %’s)
Statutory U.S. tax rate	$4,473	35.0%	$5,139	35.0%
Domestic losses with no benefit	6,013	47.1	6,394	43.6
Amount of foreign taxes at less than statutory U.S. tax rate	(6,867)	(53.8)	(1,561)	(10.6)
U.S. restructuring and other U.S. unusual charges with no tax benefit	3,073	24.1	271	1.8
FIN 48	(459)	(3.6)	—	—
Other	297	2.3	428	2.9

Total income tax expense (benefit)	$6,530	51.1%	$10,671	72.7%

The negative effective tax rate of (127.8%) for the three months ended February 29, 2008 is less than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, lease termination costs, and CEO transition costs. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 75.6% for the three months ended February 28, 2007, the current quarter’s negative effective rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of the FIN 48 reserve.

The effective tax rate of 51.1% for the six months ended February 29, 2008 is greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S losses from continuing operations,

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
charges incurred for the sale of the Orange, Texas plant, lease termination costs, and CEO transition costs. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 72.7% for the six months ended February 28, 2007, the current period’s effective rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of the FIN 48 reserve.

(9)	In January 2008, the Company’s CEO announced a 100 day plan which included many initiatives to improve profitability and drive growth. On February 6, 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it will shut down its manufacturing facility in St. Thomas, Ontario, Canada and will pursue a sale of its manufacturing facility in Orange, Texas.

As a result of the announcement made in February 2008, management deemed that a trigger to evaluate goodwill in North America had occurred. The goodwill in North America relates only to the tolling reporting unit of which the Orange, Texas facility is the only facility. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s analysis resulted in an impairment of goodwill related to this tolling reporting unit in the amount of approximately $1.0 million.

As a result of the announcement in February 2008, the Company considered the inventory and property, plant and equipment of the Orange, Texas facility to be held for sale and therefore ceased depreciating the fixed assets on February 6, 2008. The Company determined that an analysis of impairment related to the long-lived assets of the Orange facility was necessary based on the announced intentions of management to sell the facility. As a result of the analysis, during the second quarter of fiscal 2008 the property, plant and equipment of the Orange, Texas facility was determined to be impaired and the Company recorded an impairment charge of approximately $2.7 million. The net book value of the assets held for sale after impairment is approximately $3.7 million which is included in the inventory and property, plant and equipment line items in the Company’s consolidated balance sheet as of February 29, 2008.

As of February 29, 2008, the Company considered the assets of the St. Thomas, Ontario, Canada facility to be held and used as the facility is not available for immediate sale. In connection with the planned closure of this facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.5 million recorded in the second quarter of fiscal 2008.

The St. Thomas, Ontario, Canada facility primarily produces engineered plastics for the automotive market, with a capacity of 74 million pounds per year and approximately 120 employees. Production related to low-margin business at the St. Thomas facility will be discontinued and the remaining higher margin business is expected to be absorbed by the Company’s Nashville, Tennessee manufacturing facility and the Bellevue, Ohio manufacturing facility. The shutdown is expected to be completed no later than the end of fiscal 2008.

The Orange, Texas facility has primarily provided North American third-party tolling services in which the Company processes customer-owned materials for a fee. The Company has decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility is approximately 135 million pounds and employs approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.

During the second quarter of fiscal 2008, the Company recorded approximately $2.6 million in employee related costs which include estimated severance payments and medical insurance for approximately 135 employees whose positions have been or will be eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities. Any additional severance to be paid in excess of the amounts recorded will be charged to restructuring expense when finalized and communicated to the employees.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At February 29, 2008, the Company estimated it will incur additional charges for employee related costs, contract termination costs and other related costs of approximately $4.0 to $7.0 million related to the announcements made in January and February. The Company anticipates the majority of the accrued balance for restructuring charges to be paid during the third and fourth quarters of fiscal 2008.

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. Due to unanticipated customer demand on certain lines, the two manufacturing lines at the Orange, Texas plant continued production through the sale of the facility in March 2008. The Orange, Texas warehouse was closed during the third quarter of fiscal 2007. The warehouse and related assets were considered held for sale and are included in the Company’s consolidated balance sheet in property, plant and equipment and therefore the Company ceased depreciation on those assets. In connection with this plan, the Company reduced its workforce by 65 positions at various facilities including the Bellevue, Ohio plant.

In February 2007, the Company announced the second phase of its restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America. This restructuring plan includes savings from the following initiatives:
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
As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $0.9 million of accelerated depreciation for the six months ended February 28, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At February 29, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.

In connection with the announced plans in fiscal 2007 and fiscal 2008, the Company recorded the following restructuring charges.

	Fiscal 2007	Paid Fiscal	Accrual Balance	Fiscal 2008	Paid Fiscal	Accrual Balance
	Charges	2007	August 31, 2007	Charges	2008	February 29, 2008
			(In thousands)
Employee related costs	$980	$(906)	$74	$2,622	$(80)	$2,616
Other costs	68	(68)	—	—	—	—

Restructuring	1,048	$(974)	$74	$2,622	$(80)	$2,616

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2008, in continuation of its initiatives the Company announced it has changed its organizational reporting structure related to its North America operations. Any related termination costs will be reflected in results of the third quarter for fiscal 2008.
(10)	The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)
Net periodic pension cost recognized included the following components:
Service cost	$617	$616	$1,220	$1,217
Interest cost	1,173	924	2,326	1,826
Expected return on plan assets	(311)	(264)	(632)	(520)
Net actuarial loss and net amortization of prior service cost and transition obligation	196	255	394	506

Net periodic benefit cost	$1,675	$1,531	$3,308	$3,029

Postretirement benefit cost included the following components:
Service cost	$167	$460	$333	$921
Interest cost	311	441	623	882
Net amortization of prior service cost and unrecognized loss	(121)	40	(242)	79

Net periodic benefit cost	$357	$941	$714	$1,882

On February 21, 2008, the Company announced that it planned to amend its U.S. postretirement health care coverage plan by eliminating post-65 retiree coverage as of March 24, 2008. As of February 29, 2008, the Company reduced its postretirement health care benefit liability by approximately $5.0 million with a corresponding increase in accumulated other comprehensive income due to the negative plan amendment. This postretirement health care benefit liability is included in other long-term liabilities on the Company’s consolidated balance sheet.

(11)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(12)	One of the Company’s manufacturing facilities in Orange, Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane was filed with the insurance carriers, and the final settlement amount was agreed upon in November 2007. The Company recorded a charge of approximately $0.4 million during the three months ended November 30, 2007 as a result of an adjustment to its claim receivable during the final settlement negotiations. This amount was recorded in other (income) expense in the Consolidated Statements of Operations. The settlement amount was received during the second quarter of fiscal 2008.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

(14)	In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

(15)	In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company will assess the impact that SFAS 141R may have on its financial position, results of operations and cash flows.

(16)	In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption being prohibited. The Company will assess the impact that SFAS 160 may have on its financial position, results of operations, debt covenants and cash flows.

(17)	The Company announced on November 16, 2007 that it reached an agreement with a group of investors led by Barington Capital Group, L.P. (“the Barington Group”) on matters relating to the Company’s 2007 annual meeting of stockholders which occurred on January 10, 2008. The Company agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. The Board also agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the fiscal 2008 second quarter, the Company repurchased 0.7 million shares of common stock at an average price of $20.04 per share.

(18)	The Company entered into a transition agreement with the Company’s former President and Chief Executive Officer, Terry L. Haines, in March 2008. Costs under this agreement include, among other things, a lump sum payment of approximately $2.4 million, additional vesting related to existing equity awards and miscellaneous perquisites. During the quarter ended February 29, 2008, the Company recorded a charge of approximately $3.0 million coincident with communication of the agreement terms.

(19)	During the three months ended February 29, 2008, the Company recorded approximately $0.6 million in expense related to the termination of an operating lease for an airplane which is included in selling, general and administrative expense.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20)	In accordance with SFAS 142, the Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As discussed in Footnote 9, as a result of the Company’s announcement in February 2008 to pursue a sale of its Orange, Texas facility and close the St. Thomas, Ontario, Canada facility the Company noted a trigger to test for impairment of goodwill in North America. The analysis of goodwill in North America related to the tolling reporting unit resulted in an impairment charge of approximately $1.0 million. The fair value was based on estimated future cash flows including potential sale proceeds. The Company also completed its annual impairment review as of February 29, 2008 of the remaining goodwill which is related to the European segment and noted no impairment. The fair value used in the analysis was based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with their method of estimating fair value where an indication of fair value from a buyer or similar specific transactions is not available.

During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. The purchase price also included a potential deferred payment that could be paid over a three year period based on certain terms in the purchase agreement. During the three months ended February 29, 2008, the Company recorded a liability for a payment related to this purchase agreement of approximately $1.6 million, which increased goodwill.

The following table includes a rollforward of the carrying amount of the Company’s goodwill from August 31, 2006:

	Europe	North America	Total
	(In thousands)
Balance as of August 31, 2006	$4,428	$964	$5,392
Goodwill recognized from business acquisition	3,780	—	3,780
Translation effect	178	—	178

Balance as of August 31, 2007	$8,386	$964	$9,350
Goodwill impairment	—	(964)	(964)
Additional purchase price	1,578	—	1,578
Translation effect	969	—	969

Balance as of February 29, 2008	$10,933	$—	$10,933

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of the Business and Recent Developments
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,400 employees and 16 plants in countries in North America, Europe and Asia. The Company operates within two segments, North America and Europe (which includes Asia). Both segments also include distributors which service some of the largest chemical companies in the world.
The Company offers such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (PVC) used in packaging, durable goods and commodity products. The Company also offers a tolling service to customers from its European operations. Recently, the Company introduced its new Invision® sheet product. Invision is a revolutionary product based on cutting-edge technology and the Company is exploring potential market opportunities.
Joseph M. Gingo was appointed as President and Chief Executive Officer (CEO) effective January 1, 2008. On March 21, 2008, the Company’s former Chairman, President and CEO, Terry L. Haines, retired from the Company. The Company recorded approximately $3.6 million in connection with the CEO transition during the second quarter of fiscal 2008, which includes costs for both Mr. Gingo and Mr. Haines. On February 26, 2008, the Company announced that its Board of Directors appointed Mr. Gingo as Chairman of the Board.
The Company’s CEO, Mr. Gingo, announced a 100-day plan in January 2008 to improve profitability and drive growth. This plan focuses on six primary areas:
•	More efficient and effective utilization of the Company’s North American manufacturing facilities;

•	Enhanced focus on value-added products;

•	Re-assessment of the Company’s North American automotive business;

•	Suspension of capital expenditures for Invision until marketing strategy has been refined;

•	Identification of additional efficiencies in the sales and administrative structure of European operations; and

•	Ensuring the best leadership team is in place to execute the strategy.
The Company has further articulated additional initiatives including:
•	Launching a global working capital initiative to get the Company’s working capital at competitive levels over the next three to four years;

•	Launching an initiative to revamp the Company’s global purchasing processes and realize significant savings;

•	Revitalizing the Company’s product development process to ensure a pipeline full of higher margin products; and

•	Launching a continuous improvement process to ensure cost reductions continue globally.
In February 2008, the Company announced the planned closure of the St. Thomas, Ontario, Canada plant and the approval to sell the Orange, Texas manufacturing facility. The Company plans to achieve more efficient and effective utilization through the consolidation of production and exit low-margin businesses which no longer meet the Company’s strategy of focusing on higher margin value-added products. The Company completed the sale of the Orange, Texas facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. The details of the announcement are discussed further in the Results of Operations section of Management’s Discussion and Analysis and Results of Operations.
The Company announced on November 16, 2007 that it reached an agreement with a group of investors led by Barington Capital Group, L.P. (“the Barington Group”) on matters relating to the Company’s 2007 annual meeting of stockholders which occurred on January 10, 2008. The Company agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. The Board also agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the fiscal 2008 second quarter, the Company repurchased 0.7 million shares of common stock at an average price of $20.04 per share.
Results of Operations
Net sales for the three months ended February 29, 2008 were $479.8 million, an increase of $67.0 million or 16.2% over last year’s second-quarter sales of $412.8 million. Net sales for the six months ended February 29, 2008 were $976.4 million, an increase of $120.9 million or 14.1% over last year’s sales for the same period of $855.5 million. The translation effect of foreign currencies, primarily the euro, increased sales by $41.2 million and $77.3 million for the three and six months ended February 29, 2008, respectively.
A comparison of consolidated sales by business segment for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

							% Due to
	Three months ended		Total increase		% Due to	% Due to	price/ product
Sales	February 29, 2008	February 28, 2007	$	%	tonnage	translation	mix
	(In thousands, except for %’s)
Europe	$365,035	$301,016	$64,019	21.3%	6.7%	13.2%	1.4%
North America	114,776	111,751	3,025	2.7%	-8.6%	1.3%	10.0%

	$479,811	$412,767	$67,044	16.2%	2.2%	10.0%	4.0%

							% Due to
	Six months ended		Total increase		% Due to	% Due to	price/ product
Sales	February 29, 2008	February 28, 2007	$	%	tonnage	translation	mix
	(In thousands, except for %’s)
Europe	$733,040	$625,449	$107,591	17.2%	3.7%	11.9%	1.6%
North America	243,345	230,045	13,300	5.8%	0.1%	1.1%	4.6%

	$976,385	$855,494	$120,891	14.1%	2.7%	9.0%	2.4%

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and six months ended February 29, 2008 compared to the same periods last year are as follows:

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Packaging	38%	37%	38%	37%
Automotive	16%	18%	16%	17%
Other	46%	45%	46%	46%

	100%	100%	100%	100%

For the North America segment, sales to customers in the automotive market accounted for approximately 39% and 43% for the three months ended February 29, 2008 and February 28, 2007, respectively. For the Europe segment, sales to customers in the packaging market accounted for approximately 42% for the three months ended February 29, 2008 and February 28, 2007.
For the North America segment, sales to customers in the automotive market accounted for approximately 36% and 39% for the six months ended February 29, 2008 and February 28, 2007, respectively. For the Europe segment, sales to customers in the packaging market accounted for approximately 42% for the six months ended February 29, 2008 and February 28, 2007.
The majority of the Company’s sales for the three and six months ended February 29, 2008 and February 28, 2007 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	Three months ended
Product Family	February 29, 2008		February 28, 2007
	(In thousands, except for %’s)
Color and additive concentrates	$167,041	35%	$140,555	34%
Polyolefins	163,061	34	128,711	31
Engineered compounds	101,873	21	105,452	26
Polyvinyl chloride (PVC)	13,923	3	15,036	4
Tolling	6,218	1	6,271	1
Other	27,695	6	16,742	4

	$479,811	100%	$412,767	100%

	Six months ended
Product Family	February 29, 2008		February 28, 2007
	(In thousands, except for %’s)
Color and additive concentrates	$345,996	35%	$298,044	35%
Polyolefins	323,374	33	264,645	31
Engineered compounds	208,686	22	213,736	25
Polyvinyl chloride (PVC)	28,621	3	31,046	4
Tolling	12,175	1	10,809	1
Other	57,533	6	37,214	4

	$976,385	100%	$855,494	100%

A comparison of gross profit dollars and percentages by business segment for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

	Three months ended		Increase (decrease)
Gross profit $	February 29, 2008	February 28, 2007	$	%
	(In thousands, except for %’s)

Europe	$50,121	$38,346	$11,775	30.7%
North America	6,916	9,088	(2,172)	(23.9)%

Consolidated	$57,037	$47,434	$9,603	20.2%

Gross profit %
Europe	13.7	12.7
North America	6.0	8.1
Consolidated	11.9	11.5

	Six months ended		Increase (decrease)
Gross profit $	February 29, 2008	February 28, 2007	$	%
	(In thousands, except for %’s)

Europe	$97,791	$79,819	$17,972	22.5%
North America	16,416	16,445	(29)	(0.2)%

	$114,207	$96,264	$17,943	18.6%

Gross profit %
Europe	13.3	12.8
North America	6.7	7.1
Consolidated	11.7	11.3
The gross profit dollars increased for Europe for the three and six months ended February 29, 2008. The increase was primarily a result of increased selling prices, mix and foreign currency translation gains of $5.3 million and $10.0 million for the three and six months ended February 29, 2008, respectively. In addition, efforts to control plant expenses have contributed to the increase. Europe gross profit for the six months ended February 29, 2008 was negatively impacted by $0.8 million for employee termination costs.
Gross profit dollars and gross profit percentages for North America decreased for the three and six months ended February 29, 2008. The decrease in gross profit and gross profit percentages for both the second quarter and the year to date period ended February 29, 2008 are attributable to a weakness in the domestic automotive market and the inability to fully pass on higher raw material costs. For the three months ended February 29, 2008 and February 28, 2007, North American gross profit includes expense of $1.2 million and $1.1 million, respectively, related to the Invision product. For the six months ended February 29, 2008 and February 28, 2007, North American gross profit includes expense of $2.8 million and $2.0 million, respectively, related to the Invision product. In addition, the three and six months ended February 28, 2007 included accelerated depreciation related to the Company’s fiscal 2007 restructuring plan of approximately $0.7 million and $0.9 million, respectively, which negatively impacted gross profit.
Depreciation expense was $4.3 million and $2.6 million for Europe and North America, respectively, for the three months ended February 29, 2008. Depreciation expense was $8.8 million and $5.3 million for Europe and North America, respectively, for the six months ended February 29, 2008. For the three months ended February 28, 2007, depreciation expense was $3.7 million and $3.3 million for Europe and North America, respectively, and $7.4 million and $6.1 million for Europe and North America, respectively, for the six months ended February 28, 2007. The fiscal 2007 amounts include the accelerated depreciation mentioned previously for North America.
A comparison of capacity utilization levels for the three and six months ended February 29, 2008 and February 28, 2007 is as follows:

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Europe	85%	82%	92%	94%
North America	75%	78%	82%	78%
Worldwide	81%	80%	88%	88%
Capacity utilization for North America increased for the six months ended February 29, 2008 as a result of improved demand as compared to the prior year primarily in the first quarter of fiscal 2008. Overall worldwide utilization was flat as compared to the same periods in the prior year for the three and six months ended February 29, 2008. The capacity utilization figures exclude the production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
The changes in selling, general and administrative expenses are summarized as follows:

	Three months ended February 29, 2008
	$ Increase	% Increase
	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$8,955	22.9%
Effect of foreign currency translation	2,890	7.4

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$6,065	15.5%

	Six months ended February 29, 2008
	$ Increase	% Increase
	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$10,305	13.1%
Effect of foreign currency translation	5,277	6.7

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$5,028	6.4%

Selling, general and administrative expenses for the three months ended February 29, 2008 increased $6.1 million, excluding the effect of foreign currency exchange, compared to the comparable period last fiscal year. The increase included approximately $0.6 million in costs associated with the termination of the lease for an airplane, CEO transition costs of $3.6 million and additional bad debt expense of $0.8 million. The Company also incurred approximately $0.5 million of fees related to a proxy contest in the three months ended February 29, 2008, which were not incurred in the previous year. As a percent of sales, selling, general and administrative expenses for the three months ended February 29, 2008 increased to 10.0% in the quarter from 9.5% in the comparable period last fiscal year.
Selling, general and administrative expenses for the six months ended February 29, 2008 increased $5.0 million, excluding the effect of foreign currency translation, compared to the comparable period last fiscal year. The increase primarily relates to the previously mentioned items for the quarter. The Company incurred approximately $0.7 million of fees related to a proxy contest in the six months ended February 29, 2008, which were not incurred in the previous fiscal year. North America selling, general and administrative expenses, which exclude corporate costs, declined approximately $1.5 million, excluding approximately $0.2 million for the effect of foreign currency exchange, compared to the comparable period last fiscal year primarily as a result of the Company’s fiscal 2007 North American restructuring plan. As a percent of sales, selling, general and administrative expenses declined to 9.1% for the six months ended February 29, 2008 compared to 9.2% in the comparable period last fiscal year.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
Interest expense was flat for the second quarter of fiscal 2008 as compared to the same period last year. Interest expense decreased $0.2 million for the six months ended February 29, 2008 as compared to the same period last year due to lower average borrowings during the corresponding periods.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $0.5 million foreign currency transaction loss for the three months ended February 29, 2008 as compared with a foreign currency transaction gain of $0.8 million for the same period last year. For the six months ended February 29, 2008, foreign currency transaction losses were $0.6 million. Foreign currency transaction gains for the six months ended February 28, 2007 were $1.3 million. The foreign currency transaction gains or losses primarily relate to the changes in the value of the U.S. dollar compared with the Canadian dollar, the Mexican peso and the euro. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.
In January 2008, the Company’s CEO announced a 100 day plan which included many initiatives to improve profitability and drive growth. On February 6, 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it will shut down its manufacturing facility in St. Thomas, Ontario, Canada and will pursue a sale of its manufacturing facility in Orange, Texas.
As a result of the announcement made in February 2008, management deemed that a trigger to evaluate goodwill in North America had occurred. The goodwill in North America relates only to the tolling reporting unit of which the Orange, Texas facility is the only facility. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s analysis resulted in an impairment of goodwill related to this tolling reporting unit in the amount of approximately $1.0 million.
As a result of the announcement in February 2008, the Company considered the inventory and property, plant and equipment of the Orange, Texas facility to be held for sale and therefore ceased depreciating the fixed assets on February 6, 2008. The Company determined that an analysis of impairment related to the long-lived assets of the Orange facility was necessary based on the announced intentions of management to sell the facility. As a result of the analysis, during the second quarter of fiscal 2008 the property, plant and equipment of the Orange, Texas facility was determined to be impaired and the Company recorded an impairment charge of approximately $2.7 million. The net book value of the assets held for sale after impairment is approximately $3.7 million which is included in the inventory and property, plant and equipment line items in the Company’s consolidated balance sheet as of February 29, 2008.
As of February 29, 2008, the Company considered the assets of the St. Thomas, Ontario, Canada facility to be held and used as the facility is not available for immediate sale. In connection with the planned closure of this facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.5 million recorded in the second quarter of fiscal 2008.
The St. Thomas, Ontario, Canada facility primarily produces engineered plastics for the automotive market, with a capacity of 74 million pounds per year and approximately 120 employees. By closing the facility, the Company expects to save approximately $6 to $7 million in fiscal 2009 and an estimated $9 to $10 million annually beginning in fiscal 2010. Production related to low-margin business at the St. Thomas facility will be discontinued and the remaining higher margin business is expected to be absorbed by the Company’s Nashville, Tennessee manufacturing facility and the Bellevue, Ohio manufacturing facility. The shutdown is expected to be completed no later than the end of fiscal 2008.

The Orange, Texas facility has primarily provided North American third-party tolling services in which the Company processes customer-owned materials for a fee. The Company has decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility is approximately 135 million pounds and employs approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.
During the second quarter of fiscal 2008, the Company recorded approximately $2.6 million in employee related costs which include estimated severance payments and medical insurance for approximately 135 employees whose positions have been or will be eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities. Any additional severance to be paid in excess of the amounts recorded will be charged to restructuring expense when finalized and communicated to the employees.
At February 29, 2008, the Company estimated it will incur additional charges for employee related costs, contract termination costs and other related costs of approximately $4.0 to $7.0 million related to the announcements made in January and February. The Company anticipates the majority of the accrued balance for restructuring charges to be paid during the third and fourth quarters of fiscal 2008.
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segment to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant, close a warehouse also located in Orange, Texas and reduce the workforce at its Bellevue, Ohio plant. Due to unanticipated customer demand on certain lines, the two manufacturing lines at the Orange, Texas plant continued production through the sale of the facility in March 2008. The Orange, Texas warehouse was closed during the third quarter of fiscal 2007. The warehouse and related assets were considered held for sale and are included in the Company’s consolidated balance sheet in property, plant and equipment and therefore the Company ceased depreciation on those assets. In connection with this plan, the Company reduced its workforce by 65 positions at various facilities including the Bellevue, Ohio plant.
In February 2007, the Company announced the second phase of its restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in North America. This restructuring plan includes savings from the following initiatives:
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
As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $0.9 million of accelerated depreciation for the six months ended February 28, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At February 29, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.
In connection with the announced plans in fiscal 2007 and fiscal 2008, the Company recorded the following restructuring charges.

	Fiscal 2007	Paid Fiscal	Accrual Balance	Fiscal 2008	Paid Fiscal	Accrual Balance
	Charges	2007	August 31, 2007	Charges	2008	February 29, 2008
			(In thousands)
Employee related costs	$980	$(906)	$74	$2,622	$(80)	$2,616
Other costs	68	(68)	—	—	—	—

Restructuring	1,048	$(974)	$74	$2,622	$(80)	$2,616

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

In March 2008, in continuation of its initiatives the Company announced it has changed its organizational reporting structure related to its North America operations. Any related termination costs will be reflected in the results of the third quarter for fiscal 2008.
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
Operating income (loss) is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Management of the Company believes that operating income (loss) is a useful financial measure because it provides management and investors with an additional means of evaluating the Company’s operating performance. The CODM uses net sales to unaffiliated customers and operating income in order to make decisions and assess performance of each segment. Operating income (loss) does not include interest income or expense, other income or expense, restructuring expense, impairment charges or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, and other miscellaneous legal and professional fees.
A reconciliation of operating income (loss) by segment to consolidated income (loss) before taxes is presented below:

	North		Corporate
	America	Europe	and Other	Consolidated
	Unaudited
	(In thousands)
Three months ended February 29, 2008
Net sales to unaffiliated customers	$114,776	$365,035	$—	$479,811

Gross profit	$6,916	$50,121	$—	$57,037

Operating income (loss)	$(6,228)	$23,881	$(8,794)	$8,859
Interest expense, net	—	—	(1,587)	(1,587)
Foreign currency transaction gains (losses)	—	—	(463)	(463)
Other income (expense)	—	—	334	334
Impairment of goodwill — North America	—	—	(964)	(964)
Impairment of assets — North America	—	—	(5,219)	(5,219)
Restructuring expense — North America	—	—	(2,616)	(2,616)

Income (loss) before taxes	$(6,228)	$23,881	$(19,309)	$(1,656)

Three months ended February 28, 2007
Net sales to unaffiliated customers	$111,751	$301,016	$—	$412,767

Gross profit	$9,088	$38,346	$—	$47,434

Operating income (loss)	$(4,378)	$16,107	$(3,583)	$8,146
Interest expense, net	—	—	(1,504)	(1,504)
Foreign currency transaction gains (losses)	—	—	784	784
Other income (expense)	—	—	106	106
Restructuring expense — North America	—	—	(810)	(810)

Income (loss) before taxes	$(4,378)	$16,107	$(5,007)	$6,722

Six months ended February 29, 2008
Net sales to unaffiliated customers	$243,345	$733,040	$—	$976,385

Gross profit	$16,416	$97,791	$—	$114,207

Operating income (loss)	$(9,388)	$46,459	$(12,176)	$24,895
Interest expense, net	—	—	(2,716)	(2,716)
Foreign currency transaction gains (losses)	—	—	(597)	(597)
Other income (expense)	—	—	2	2
Impairment of goodwill — North America	—	—	(964)	(964)
Impairment of assets — North America	—	—	(5,219)	(5,219)
Restructuring expense — North America	—	—	(2,622)	(2,622)

Income (loss) before taxes	$(9,388)	$46,459	$(24,292)	$12,779

Six months ended February 28, 2007
Net sales to unaffiliated customers	$230,045	$625,449	$—	$855,494

Gross profit	$16,445	$79,819	$—	$96,264

Operating income (loss)	$(10,615)	$34,924	$(7,104)	$17,205
Interest expense, net	—	—	(2,973)	(2,973)
Foreign currency transaction gains (losses)	—	—	1,298	1,298
Other income (expense)	—	—	81	81
Restructuring expense — North America	—	—	(928)	(928)

Income (loss) before taxes	$(10,615)	$34,924	$(9,626)	$14,683

European operating income increased $7.8 million for the three months ended February 29, 2008 primarily due to the translation effect of foreign currencies of $2.6 million and the increase in gross profit of $6.5 million, excluding the translation effect of foreign currencies. European operating income increased $11.6 million for the six months ended February 29, 2008 primarily due to the translation effect of foreign currencies of $5.0 million and the increase in gross profit of $8.0 million, excluding the translation effect of foreign currencies.
The North American operating loss for the three months ended February 29, 2008 increased $1.9 million primarily because of a decrease in gross profit of $2.2 million offset by decreased selling, general and administrative expenses of approximately $0.4 million as compared to the same period prior year, excluding translation effect of foreign currencies. The North American operating loss for the six months ended February 29, 2008 decreased $1.2 million primarily due to decreased selling, general and administrative expenses of approximately $1.5 million as compared to the same period prior year, excluding the translation effect of foreign currencies. As discussed earlier, the decrease in selling, general and administrative expenses was primarily a result of the North American restructuring efforts.
In June 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires a company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more-likely-than-not that the position will be sustained.
The Company adopted FIN 48 on September 1, 2007, as required. As a result of the implementation, the Company recognized an increase in the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.
As of February 29, 2008, the Company’s gross unrecognized tax benefits totaled $5.6 million. If recognized, approximately $3.0 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At February 29, 2008, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits.
The Company is open to potential income tax examinations in the U.S. from fiscal 2004 onward and generally from fiscal year 2001 onward for most foreign jurisdictions. Specifically, in Belgium the Company is open for examination from 2005 onward. In addition, the Company is currently under examination in Germany for years 2000 through 2004. The expiration of certain statutes of limitation in foreign jurisdictions during the second quarter resulted in a tax benefit of approximately $0.6 million relating to the reversal of tax and interest previously accrued for under FIN 48.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.
In October 2007, significant tax legislation was passed in Mexico, which was generally effective starting January 1, 2008. Of particular importance is the law’s introduction of a flat tax, which will apply to taxpaying entities along with Mexico’s regular income tax. The new legislation is not expected to have a material effect on the Company’s current financial condition, results of operations or cash flows.
In December 2007, tax legislation was passed in Italy, which was effective January 1, 2008 and includes a reduction in the combined corporate and local income tax rate by approximately six percentage points. The new legislation did not have a material effect on the Company’s current financial position, results of operations or cash flows.
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	For the three months ended		For the three months ended
	February 29, 2008		February 28, 2007
	(in thousands except for %’s)
Statutory U.S. tax rate	$(580)	35.0%	$2,353	35.0%
Domestic losses with no benefit	3,742	(225.8)	2,836	42.2
Amount of foreign taxes at less than statutory U.S. tax rate	(3,717)	224.2	(620)	(9.2)
U.S. restructuring and other U.S. unusual charges with no tax benefit	3,073	(185.4)	230	3.4
FIN 48	(567)	34.2	—	—
Other	167	(10.0)	283	4.2

Total income tax expense (benefit)	$2,118	(127.8)%	$5,082	75.6%

	For the six months ended		For the six months ended
	February 29, 2008		February 28, 2007
		(in thousands except for %’s)
Statutory U.S. tax rate	$4,473	35.0%	$5,139	35.0%
Domestic losses with no benefit	6,013	47.1	6,394	43.6
Amount of foreign taxes at less than statutory U.S. tax rate	(6,867)	(53.8)	(1,561)	(10.6)
U.S. restructuring and other U.S. unusual charges with no tax benefit	3,073	24.1	271	1.8
FIN 48	(459)	(3.6)	—	—
Other	297	2.3	428	2.9

Total income tax expense (benefit)	$6,530	51.1%	$10,671	72.7%

The negative effective tax rate of (127.8%) for the three months ended February 29, 2008 is less than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, lease termination costs, and CEO transition costs. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 75.6% for the three months ended February 28, 2007, the current quarter’s negative effective rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of the FIN 48 reserve.
The effective tax rate of 51.1% for the six months ended February 29, 2008 is greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, lease termination costs, and CEO transition costs. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 72.7% for the six months ended February 28, 2007, the current period’s effective rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of the FIN 48 reserve.
The translation effect of foreign currencies, primarily the euro, increased net income by $1.9 million and $3.5 million for the three and six months ended February 29, 2008, respectively.

The Company uses the following non-GAAP financial measure of net income excluding unusual items and net income per diluted share excluding unusual items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. They believe that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. The table below reconciles net income excluding unusual items and net income per diluted share excluding unusual items to net income and net income per diluted share.

	(In thousands except share data)
	Three months ended		Three months ended
	February 29, 2008		February 28, 2007
		Diluted EPS		Diluted EPS
	Income (loss)	Impact	Income (loss)	Impact
Net income (loss) applicable to common stock	$(3,787)	$(0.13)	$1,627	$0.06

Adjustments, net of tax, per diluted share:
Restructuring expense — North America	2,025	0.07	810	0.03
Asset impairment — North America	4,370	0.16	—	—
Goodwill impairment — North America	964	0.04	—	—
Accelerated depreciation — North America	—	—	696	0.03
Termination of lease for an airplane	640	0.02	—	—
CEO transition costs	3,582	0.13	—	—
Other employee termination costs	132	—	—	—

Net income applicable to common stock before unusual items	$7,926	$0.29	$3,133	$0.12

Weighted-average number of shares outstanding — Diluted		27,223		27,212

	Six months ended		Six months ended
	February 29, 2008		February 28, 2007
		Diluted EPS		Diluted EPS
	Income (loss)	Impact	Income (loss)	Impact
Net income applicable to common stock	$6,223	$0.23	$3,986	$0.15

Adjustments, net of tax, per diluted share:
Legal fees related to potential acquisition — Europe	—	—	628	0.02
Insurance claim settlement adjustment — North America	368	0.01	—	—
Restructuring expense — North America	2,031	0.07	928	0.03
Accelerated depreciation — North America	—	—	949	0.03
Asset impairment — North America	4,370	0.16	—	—
Goodwill impairment — North America	964	0.03	—	—
Termination of lease for an airplane	640	0.02	—	—
CEO transition costs	3,582	0.13	—	—
Other employee termination costs	806	0.03	—	—

Net income applicable to common stock before unusual items	$18,984	$0.68	$6,491	$0.23

Weighted-average number of shares outstanding — Diluted		27,618		27,256

Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, repayment of long-term debt, share repurchases and capital expenditures. Presently, the Company anticipates that cash flow from operations and availability under credit arrangements will be sufficient to meet its short and long-term operational requirements.
Net cash provided from operations was $5.5 million and $39.7 million for the six months ended February 29, 2008 and February 28, 2007, respectively. The decline from last year was due to an increase in accounts receivable driven by increase in sales and days in receivables and an increase in inventory primarily driven by higher raw material costs and on-hand quantities. At February 29, 2008, days in receivables were 67 days as compared to 62 days at August 31, 2007 and 63 days at February 28, 2007. Days in inventory were 65 days at February 29, 2008, 60 days at August 31, 2007 and 64 days at February 28, 2007.

	February 29,	August 31,
	2008	2007	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$44.7	$43.0	4.0%
Working capital, excluding cash	439.7	375.5	17.1
Long-term Debt	162.7	123.1	32.2
Stockholders’ equity	453.3	427.0	6.2
The Company’s cash and cash equivalents increased $1.7 million from August 31, 2007. Working capital, excluding cash, was $439.7 million, an increase of $64.2 million from August 31, 2007. The primary reason for the increase in working capital was the increase in accounts receivable of $36.9 million and the increase in inventory of $32.9 million. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $27.1 million and increased inventory by $22.5 million. Excluding the impact of translation of foreign currencies, inventory increased approximately 4.0%. The increase was primarily attributable to increases in raw material pricing and on-hand quantities. Accounts payable increased $7.0 million due primarily to the translation effect of foreign currencies of $10.3 million.
The Company increased total long-term debt by $39.6 million during the six months ended February 29, 2008. Total long-term debt was $162.7 million as of February 29, 2008. The translation effect of foreign currencies increased long-term debt by approximately $12.0 million. The remaining increase in borrowings was a result of an increase in working capital, capital expenditures and purchase of treasury stock.
Capital expenditures for the six months ended February 29, 2008 were $13.2 million compared with $12.1 million last year. The major component of the capital expenditures included expenditures related to a manufacturing facility in Findlay, Ohio.
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
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of February 29, 2008, there was $55.6 million outstanding under the Credit Facility with approximately $204.4 million remaining available on the Credit Facility.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”)

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $76.4 million at February 29, 2008.
Although there are no plans to do so, the Company may at any time after March 1, 2008, at its option, prepay all or any part of the Dollar Notes.
At February 29, 2008, the fair market value of the Euro Notes is approximately €47.0 million, which approximates $71.4 million.
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
As of February 29, 2008, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2007 Annual Report.
Operating lease information is provided in Footnote 12 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K as there have been no significant changes, except for the termination of an operating lease for an airplane, which will reduce future annual rental expense by approximately $0.6 million starting in fiscal 2009 through fiscal 2011.
The Company’s outstanding commercial commitments at February 29, 2008 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of February 29, 2008.
During the six months ended February 29, 2008, the Company has declared and paid quarterly cash dividends totaling $0.29 per common share. The total amount of these dividends was $8.1 million. Cash has been sufficient to fund the payment of these dividends. On April 3, 2008, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable May 1, 2008 to stockholders of record on April 21, 2008.
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company purchased 770,266 of its common stock during the six months ended February 28, 2007 at an average price of $23.46 per share under the Repurchase Program.
As a part of an agreement reached with the Barington Group during fiscal 2008, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the six months ended February 29, 2008, the Company repurchased 663,000 shares of common stock at an average price of $20.04 per share.
For the six months ended February 29, 2008, approximately 57,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $1.1 million.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The weakening of the U.S. dollar during the six months ended February 29, 2008 increased this account by $30.7 million.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on September 1, 2007 resulting in an increase to the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.
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
The establishment of the Company’s tax liabilities relies on the judgment of management to estimate the exposures associated with its various filing positions. Although management believes those estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to the Company’s consolidated statements of operations.
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
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, include, but are not limited to, the following:
•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;

•	Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;

•	Changes in customer demand and requirements;

•	Escalation in the cost of providing employee health care;

•	The outcome of any legal claims known or unknown;

•	The performance of the North American automotive market; and

•	The North American recessionary economy.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At February 29, 2008, the Company had $55.6 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
Item 1A — Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual report on Form 10-K for the year ended August 31, 2007, other than noted below.
The inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies.
We have recently experienced a change in personnel in the Chief Executive Officer position. Our new CEO has announced major plans and initiatives which are expected to reduce costs and improve efficiencies. We could be unable to achieve all the benefits from initiatives because of limited resources. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”), representing approximately 23.3% of the Company’s outstanding shares at the authorization date. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. On November 16, 2007, as a part of an agreement reached with the Barington Group, the Board agreed to increase to five million the number of shares authorized to be repurchased under the Repurchase Program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. It is anticipated that the Company will complete the remainder of the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Company’s purchases of its common stock under the Repurchase Program during the second quarter of fiscal 2008 were as follows:

		Average price paid	Total number of	Maximum number of
		per share	shares purchased as	shares that may yet
	Total number of	(excluding	part of a publicly	be purchased under
	shares repurchased	commissions)	announced plan	the plan
Beginning shares available				5,000,000
December 1-31, 2007	—	$—	—	5,000,000
January 1-31, 2008	414,517	$19.72	414,517	4,585,483
February 1-29, 2008	248,486	$20.57	248,486	4,336,997

Total	663,003	$20.04	663,003	4,336,997

Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on January 10, 2008.

The following matters were voted on at the annual meeting of stockholders:
(1)	Election of Class II Directors:

			Broker
Director Name	Shares Voted	Votes Withheld	Non-Votes

Joseph M. Gingo	9,040,159	121,606	0
James A. Karman	7,672,799	1,488,966	0
James A. Mitarotonda	23,969,899	335,169	0
Stanley W. Silverman	23,987,729	317,339	0
Michael Caporale, Jr.	13,892,233	1,251,070	0
Lee Meyer	15,046,747	96,556	0
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accountants of the Company for the fiscal year ending August 31, 2008:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

26,632,269	661,537	16,263	0
(3)	To approve a stockholder proposal to have the Board of Directors create a special committee of independent directors to engage an investment banking firm to evaluate strategic alternatives for the Corporation:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

8,044,203	16,140,671	120,194	0
Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit

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

10.1	Employment agreement by and between the Company and Joseph M. Gingo (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 17, 2007).

10.2	Transition agreement by and between the Company and Terry L. Haines (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated March 14, 2008).

Exhibit Number	Exhibit

10.3	Form of Restricted Stock Agreement (filed herewith).

10.4	Form of Performance Share Agreement (filed herewith).

10.5	Form of Restricted Stock Agreement (Non-Employee Directors) (filed herewith).

10.6	Form of Restricted Stock Unit Agreement (Employees in Mexico, Canada and Europe) (filed herewith).

10.7	Form of Performance Restricted Stock Unit Agreement (CEO) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2008	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)