Form 10-Q
period 2008-05-31
SCHULMAN A INC
filed 2008-07-02
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2008 — 26,450,624

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
Consolidated Statements of Operations
(In thousands except per share data)

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	Unaudited		Unaudited
Net sales	$511,767	$466,955	$1,488,152	$1,322,450

Cost of sales	450,183	408,276	1,312,361	1,167,506
Selling, general and administrative expenses	42,219	39,158	131,155	117,789
Minority interest	245	291	621	720
Interest expense	2,311	2,096	5,930	5,957
Interest income	(494)	(755)	(1,397)	(1,643)
Foreign currency transaction (gains) losses	984	1,674	1,580	376
Other (income) expense	253	9	252	(72)
Curtailment gain	(2,313)	—	(2,313)	—
Goodwill impairment-North America	—	—	964	—
Asset impairment-North America	3,601	—	8,820	—
Restructuring expense-North America	3,685	130	6,307	1,058

	500,674	450,879	1,464,280	1,291,691

Income before taxes	11,093	16,076	23,872	30,759

Provision for U.S. and foreign income taxes	3,961	5,955	10,491	16,626

Net income	7,132	10,121	13,381	14,133

Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$7,119	$10,108	$13,341	$14,093

Weighted-average number of shares outstanding:
Basic	26,398	26,995	27,048	26,942
Diluted	26,665	27,340	27,299	27,280

Earnings per share of common stock:
Basic	$0.26	$0.37	$0.49	$0.52

Diluted	$0.26	$0.37	$0.49	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Balance Sheets

	May 31,	August 31,
	2008	2007
	Unaudited
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,861	$43,045
Accounts receivable, less allowance for doubtful accounts of $9,196 at May 31, 2008 and $9,056 at August 31, 2007	350,355	317,774
Inventories, average cost or market, whichever is lower	282,515	263,047
Prepaid expenses and other current assets	20,882	16,163

Total current assets	737,613	640,029

Other assets:
Cash surrender value of life insurance	2,673	2,231
Deferred charges and other assets	24,606	21,784
Goodwill	11,180	9,350
Intangible assets	196	174

	38,655	33,539

Property, plant and equipment, at cost:
Land and improvements	17,524	16,768
Buildings and leasehold improvements	157,374	145,952
Machinery and equipment	359,423	352,044
Furniture and fixtures	43,154	38,955
Construction in progress	13,932	13,035

	591,407	566,754

Accumulated depreciation and investment grants of $1,236 at May 31, 2008 and $1,322 at August 31, 2007	390,917	366,207

Net property, plant and equipment	200,490	200,547

	$976,758	$874,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,563	$2,762
Accounts payable	162,120	141,838
U.S. and foreign income taxes payable	4,728	11,544
Accrued payrolls, taxes and related benefits	37,521	32,249
Other accrued liabilities	42,172	33,112

Total current liabilities	249,104	221,505

Long-term debt	165,280	123,080
Other long-term liabilities	98,816	91,316
Deferred income taxes	5,950	5,640
Minority interest	5,582	5,561
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares at May 31, 2008 and August 31, 2007	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock $1 par value, authorized -75,000,000 shares, issued - 42,120,030 shares at May 31, 2008 and 41,784,640 shares at August 31, 2007	42,120	41,785
Other capital	108,932	103,828
Accumulated other comprehensive income	96,901	50,092
Retained earnings	512,760	509,415
Treasury stock, at cost, 15,603,614 shares at May 31, 2008 and 14,113,977 shares at August 31, 2007	(309,744)	(279,164)

Common stockholders’ equity	450,969	425,956

Total stockholders’ equity	452,026	427,013

	$976,758	$874,115

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
Consolidated Statements of Cash Flows

	Nine months ended
	May 31, 2008	May 31, 2007
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$13,381	$14,133
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	21,047	18,918
Deferred tax provision	(1,255)	(627)
Pension and other deferred compensation	4,966	5,207
Postretirement benefit obligation	2,145	1,923
Net (gains) losses on asset sales	334	82
Minority interest in net income of subsidiaries	621	720
Restructuring charges, including $0 and $984 of accelerated depreciation in fiscal 2008 and 2007, respectively	6,307	2,042
Goodwill impairment — North America	964	—
Asset impairment — North America	8,820	—
Curtailment gain	(2,313)	—
Changes in assets and liabilities:
Accounts receivable	1,991	(26,951)
Inventories	7,933	36,393
Accounts payable	7,002	8,884
Income taxes	(8,427)	(6,094)
Restructuring payments	(2,266)	(812)
Accrued payrolls and other accrued liabilities	3,250	6,236
Changes in other assets and other long-term liabilities	2,046	1,095

Net cash provided from (used in) operating activities	66,546	61,149

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(18,648)	(20,124)
Proceeds from the sale of assets	3,341	680
Proceeds of insurance settlements	—	545

Net cash provided from (used in) investing activities	(15,307)	(18,899)

Provided from (used in) financing activities:
Cash dividends paid	(12,114)	(12,146)
Increase (decrease) in notes payable	(787)	(8,376)
Borrowings on revolving credit facilities	104,032	56,081
Repayments on revolving credit facilities	(74,139)	(35,160)
Cash distributions to minority shareholders	(600)	(1,100)
Common stock issued	1,830	6,031
Purchase of treasury stock	(30,580)	(18,107)

Net cash provided from (used in) financing activities	(12,358)	(12,777)

Effect of exchange rate changes on cash	1,935	1,188

Net increase (decrease) in cash and cash equivalents	40,816	30,661
Cash and cash equivalents at beginning of period	43,045	50,662

Cash and cash equivalents at end of period	$83,861	$81,323

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the nine months ended May 31, 2008 are not necessarily indicative of the results expected for the year ending August 31, 2008.

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. The time-based nonqualified stock options granted under the 2006 Incentive Plan become exercisable at the rate of 33 1/3% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On May 31, 2008, there were approximately 2.9 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A summary of stock options is as follows:

	Nine months ended		Nine months ended
	May 31, 2008		May 31, 2007
	Outstanding		Outstanding	Weighted-
	shares under	Weighted-average	shares under	average exercise
	option	exercise price	option	price
Outstanding at beginning of period	813,710	$19.10	1,568,276	$18.93
Granted	—	—	—	—
Exercised	(101,352)	18.99	(325,721)	18.52
Forfeited and expired	(20,839)	19.21	(11,037)	19.35

Outstanding at end of period	691,519	19.11	1,231,518	19.04

Exercisable at the end of the period	610,128	18.92	795,721	18.57

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended May 31, 2008 and 2007 was approximately $0.2 million and $1.3 million, respectively. The intrinsic value for stock options exercisable at May 31, 2008 was $1.5 million with a remaining term for options

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercisable of approximately 4 years. For stock options outstanding at May 31, 2008, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at May 31, 2008 was approximately 4.5 years. Stock options vested and expected to vest at May 31, 2008 were approximately 683,000 with a remaining contractual term of approximately 4.5 years and a weighted-average exercise price of $19.10. The aggregate intrinsic value of stock options vested and expected to vest was $1.6 million at May 31, 2008. There were no grants of stock options during the nine months ended May 31, 2008 or in the comparable period last fiscal year.
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

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2007	330,775	$20.01
Granted	99,150	20.44
Vested	(151,322)	19.12
Forfeited	(53,344)	20.36

Outstanding at May 31, 2008	225,259	20.70

No restricted stock was granted during the third quarter of fiscal 2008. During the nine months ended May 31, 2008, the Company granted 99,150 time-based restricted shares. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three year period and were valued at the fair market value on the date of grant. The Company granted time-based restricted stock awards for 90,375 shares during the three and nine months ended May 31, 2007.

The Company also grants awards with market performance vesting criteria. In the table below, the Company summarizes all performance-based awards which include performance-based restricted stock awards and Performance Shares.

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-based Awards	(per share)
Outstanding at August 31, 2007	137,525	$20.55
Granted	203,725	13.13
Vested	—	—
Forfeited	(70,744)	18.16

Outstanding at May 31, 2008	270,506	15.59

There were no grants of performance-based awards during the third quarter of fiscal 2008. During the nine months ended May 31, 2008, the Company granted 203,725 performance-based awards. Performance share awards (“Performance Shares”) are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. Included in the fiscal 2008 grant are approximately 135,817 Performance Shares which earn dividends throughout the vesting period and approximately 67,908 Performance Shares which do not earn dividends. The weighted-average grant date fair value of the Performance Shares based on market conditions granted during the nine months ended May 31, 2008 was $13.13 per share. The valuation for these awards granted during the period ended May 31, 2008 which vest based on market performance criteria was based upon the Monte Carlo simulation, which is a binomial model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three-year period. These awards were accounted for as awards with market conditions in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment.

The Company granted performance-based awards for 137,875 shares during the three and nine months ended May 31, 2007. As of May 31, 2008, approximately 89,595 awards of the outstanding performance-based awards in the table above are performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards, approximately 44,797 additional shares could be issued and released if certain market conditions are met which are not included in the table. The additional shares do not earn dividends and do not have voting rights. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation as explained below.

The fair value of the Performance Shares awards granted during the nine months ended May 31, 2008 was estimated using a Monte Carlo simulation binomial model with the following weighted-average assumptions:

Nine months ended
Weighted-Average Assumptions	May 31, 2008

Dividend yield	2.84%
Expected volatility	30.00%
Risk-free interest rate	1.97%
Correlation	32.00%
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at May 31, 2008 was approximately $6.8 million. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

At May 31, 2008, the Company had approximately 311,000 restricted stock units outstanding with various vesting periods and criteria. Each restricted stock unit is equivalent to one share of A. Schulman, Inc. stock on the vesting date. There was no grant of restricted stock units during the third quarter of fiscal 2008. The Company granted approximately 114,000 restricted stock units during the nine months ended May 31, 2008. The Company granted approximately 108,000 restricted stock units during the three and nine months ended May 31, 2007. Certain restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. The Company has recorded approximately $1.0 million and $0.5 million of expense related to restricted stock units for the three months ended May 31, 2008 and 2007, respectively. The Company has recorded approximately $1.8 million and $0.8 million of expense related to restricted stock units for the nine months ended May 31, 2008 and 2007, respectively.

(3)	All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $46.1 million at May 31, 2008 and $11.0 million at August 31, 2007.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	A summary of the stockholders’ equity section for the nine months ended May 31, 2008 and 2007 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated Other			Total
	Preferred	Common		Comprehensive	Retained		Stockholders’
	Stock	Stock	Other Capital	Income (Loss)	Earnings	Treasury Stock	Equity
Balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	1,057	41,785	103,828	50,092	511,493	(279,164)	429,091
Comprehensive income:
Net income	—	—	—	—	13,381	—
Foreign currency translation gain (loss)	—	—	—	41,158	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	5,651	—	—
Total comprehensive income							60,190
Cash dividends paid or accrued:
Preferred stock, $3.75 per share	—	—	—	—	(40)	—	(40)
Common stock, $0.44 per share	—	—	—	—	(12,074)	—	(12,074)
Stock options exercised	—	101	1,823	—	—	—	1,924
Restricted stock issued, net of forfeitures	—	239	(239)	—	—	—	—
Redemption of common stock to cover tax withholdings	—	(5)	(89)	—	—	—	(94)
Purchase of treasury stock	—	—	—	—	—	(30,580)	(30,580)
Non-cash stock based compensation	—	—	601	—	—	—	601
Amortization of restricted stock	—	—	3,008	—	—	—	3,008

Balance at May 31, 2008	$1,057	$42,120	$108,932	$96,901	$512,760	$(309,744)	$452,026

Balance at September 1, 2006	$1,057	$40,707	$86,894	$32,893	$502,998	$(261,057)	$403,492
Comprehensive income:
Net income	—	—	—	—	14,133	—
Foreign currency translation gain (loss)	—	—	—	13,999	—	—
Total comprehensive income							28,132
Cash dividends paid or accrued:
Preferred stock, $3.75 per share	—	—	—	—	(40)	—	(40)
Common stock, $0.435 per share	—	—	—	—	(12,106)*	—	(12,106)
Stock options exercised	—	326	5,705	—	—	—	6,031
Restricted stock issued, net of forfeitures	—	331	(331)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(18,107)	(18,107)
Non-cash stock based compensation	—	—	1,489	—	—	—	1,489
Amortization of restricted stock	—	—	1,409	—	—	—	1,409

Balance at May 31, 2007	$1,057	$41,364	$95,166	$46,892	$504,985	$(279,164)	$410,300

*	Includes approximately $.3 million related to the redemption of the special stock purchase rights which were paid at a price of $.01 per share for shareholders of record on January 19, 2007. This $.01 is not included in the $.435 per share for common stock dividends.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance-based awards expected to vest, which would then share in the earnings of the Company.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
		(In thousands)
Weighted-average shares outstanding:
Basic	26,398	26,995	27,048	26,942
Incremental shares from stock options	72	165	66	156
Incremental shares from restricted stock	195	180	185	182

Diluted	26,665	27,340	27,299	27,280

For the three and nine months ended May 31, 2008, there were approximately 0.1 million equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(6)	The components of Accumulated Other Comprehensive Income are as follows:

		Unrecognized transition
		obligations, actuarial losses	Total Accumulated
	Foreign Currency	and prior service costs	Other Comprehensive
	Translation Gain	(credits), net	Income
		(in thousands)
Balance as of August 31, 2007	$55,397	$(5,305)	$50,092
Current period change	41,158	5,651	46,809

Balance as of May 31, 2008	$96,555	$346	$96,901

Foreign currency translation gains are not tax effected as such gains are considered permanently reinvested.

(7)	To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”). The Company historically identified and presented two geographical operating segments, North America and Europe, which includes Asia, based on how the CODM regularly reviewed information and allocated resources. In addition, the Company presented other financial information separately which represented items below operating income which were not managed at a segment level. During the first quarter of fiscal 2008, management began excluding corporate from the segment results and other charges such as foreign currency transaction gains or losses and other expenses, which are not under full control of segment management. Management believed this better reflects the actual operating performance of the segments. Prior to fiscal 2008, the Company allocated certain corporate expenses to the operating segments. Prior periods were recast to reflect the current presentation.

As a result of changes in North American management in the third quarter of fiscal 2008 and an assessment of how the Company’s performance is reviewed and resources are allocated by the CODM, the Company redefined its North America segment to align with the Company’s North American business units during the third quarter of fiscal 2008. The reportable segments are North America Polybatch, North America

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distribution Services, North America Engineered Plastics, A. Schulman Invision, Inc. (Invision) and Europe, which includes Asia. The North America Polybatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. Invision includes a new sheet product which is in a start-up phase as the Company is exploring potential market opportunities. As a result of the redefined segments, certain portions of the Company’s operations which are not managed separately are included in the All Other North America segment. The Company also includes in the All Other North America column any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Prior periods were restated to reflect the current presentation. Management has continued to manage and review the results of the European segment consistent with previous periods and no changes have been made to the reporting of that segment.
The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
		(In thousands)
Net sales to unaffiliated customers
Europe	$392,407	$342,491	$1,125,447	$967,941
North America PolyBatch	41,209	40,563	124,378	115,449
North America Distribution Services	34,050	34,979	97,652	96,601
North America Engineered Plastics	44,002	48,900	140,365	142,391
Invision	99	22	310	68

Net sales	$511,767	$466,955	$1,488,152	$1,322,450

Segment Gross Profit
Europe	$54,188	$47,900	$151,979	$127,719
North America PolyBatch	2,884	4,893	11,892	12,593
North America Distribution Services	2,902	3,263	7,126	7,609
North America Engineered Plastics	2,755	4,266	8,706	10,663
Invision	(1,145)	(1,643)	(3,912)	(3,640)

Total Segment Gross Profit	$61,584	$58,679	$175,791	$154,944

Segment Operating Income
Europe	$25,942	$24,383	$72,401	$59,307
North America PolyBatch	839	2,891	5,867	6,659
North America Distribution Services	1,750	2,026	3,737	3,635
North America Engineered Plastics	(1,478)	(694)	(5,734)	(4,686)
Invision	(1,611)	(2,175)	(5,306)	(4,467)
All other North America	(2,582)	(3,711)	(11,034)	(13,419)

Total Segment Operating Income	$22,860	$22,720	$59,931	$47,029

Corporate and other	(3,740)	(3,490)	(15,916)	(10,594)
Interest expense, net	(1,817)	(1,341)	(4,533)	(4,314)
Foreign currency transaction gains (losses)	(984)	(1,674)	(1,580)	(376)
Other income (expense)	(253)	(9)	(252)	72
Curtailment gain	2,313	—	2,313	—
Goodwill impairment — North America	—	—	(964)	—
Asset impairment — North America	(3,601)	—	(8,820)	—
Restructuring — North America	(3,685)	(130)	(6,307)	(1,058)

Income before taxes	$11,093	$16,076	$23,872	$30,759

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of the Company’s sales for the three and nine months ended May 31, 2008 and 2007 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	Three months ended May 31,
Product Family	2008		2007
	(In thousands, except for %’s)
Color and additive concentrates	$186,782	36%	$163,534	35%
Polyolefins	169,392	33	146,985	31
Engineered compounds	108,915	21	105,930	23
Polyvinyl chloride (PVC)	15,373	3	16,659	4
Tolling	4,003	1	4,555	1
Other	27,302	6	29,292	6

	$511,767	100%	$466,955	100%

	Nine months ended May 31,
Product Family	2008		2007
	(In thousands, except for %’s)
Color and additive concentrates	$532,778	36%	$461,578	35%
Polyolefins	492,766	33	411,630	31
Engineered compounds	317,601	21	319,666	24
Polyvinyl chloride (PVC)	43,994	3	47,705	4
Tolling	16,178	1	15,364	1
Other	84,835	6	66,507	5

	$1,488,152	100%	$1,322,450	100%

(8)	In June 2006, the FASB issued FASB interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires a company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more-likely-than-not that the position will be sustained.

The Company adopted FIN 48 on September 1, 2007, as required. As a result of the implementation, the Company recognized an increase in the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.

As of May 31, 2008, the Company’s gross unrecognized tax benefits totaled $5.4 million. If recognized, approximately $2.8 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At May 31, 2008, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in the U.S. from fiscal 2004 onward and generally from fiscal year 2001 onward for most foreign jurisdictions. Specifically, in Belgium the Company is open for examination from 2005 onward. In addition, the Company is currently under examination in Germany for years 2000 through 2004. The completion of certain transfer pricing documentation during the third quarter of fiscal 2008 resulted in a tax benefit of approximately $0.7 million relating to the reversal of tax and interest previously accrued for under FIN 48. Additionally, the expiration of certain statutes of limitation in foreign jurisdictions during the second quarter of fiscal 2008 resulted in a tax benefit of approximately $0.6 million relating to the reversal of tax and interest previously accrued for under FIN 48.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	May 31, 2008		May 31, 2007
	(In thousands except for %’s)
Statutory U.S. tax rate	$3,883	35.0%	$5,627	35.0%
Domestic losses with no benefit	2,655	23.9	1,503	9.3
Amount of foreign taxes at less than statutory U.S. tax rate	(2,992)	(27.0)	(1,340)	(8.3)
U.S. restructuring and other U.S. unusual charges with no tax benefit	933	8.4	—	—
FIN 48	(624)	(5.6)	—	—
Other	106	1.0	165	1.0

Total income tax expense (benefit)	$3,961	35.7%	$5,955	37.0%

	Nine months ended		Nine months ended
	May 31, 2008		May 31, 2007
	(In thousands except for %’s)
Statutory U.S. tax rate	$8,355	35.0%	$10,766	35.0%
Domestic losses with no benefit	8,581	35.9	7,565	24.6
Amount of foreign taxes at less than statutory U.S. tax rate	(9,859)	(41.3)	(2,902)	(9.4)
U.S. restructuring and other U.S. unusual charges with no tax benefit	4,094	17.1	603	1.9
FIN 48	(1,083)	(4.5)	—	—
Other	403	1.7	594	1.9

Total income tax expense (benefit)	$10,491	43.9%	$16,626	54.0%

The effective tax rate of 35.7% for the three months ended May 31, 2008 is consistent with the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was offset by no tax benefits being recognized for losses in the U.S., including losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, employee termination costs, and the impairment of the Findlay, Ohio facility. As compared to the effective rate of 37.0% for the three months ended May 31, 2007, the current quarter’s effective rate is driven by a decrease in the overall foreign rate and an increase in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. The reduction in the overall foreign tax rate is driven by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies,

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of a FIN 48 reserve.

The effective tax rate of 43.9% for the nine months ended May 31, 2008 is greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, employee termination costs, lease termination costs, CEO transition costs, and the impairment of the Findlay, Ohio facility. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 54.0% for the nine months ended May 31, 2007, the current period’s effective rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of FIN 48 reserves.

(9)	In January 2008, the Company’s CEO announced a 100-day plan which included many initiatives to improve profitability and drive growth. On February 6, 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas.

Impairment related charges

As a result of the announcement made in February 2008, management deemed that a trigger to evaluate goodwill in North America had occurred. The goodwill in North America relates only to the tolling reporting unit of which the Orange, Texas facility is the only facility. The tolling reporting unit is included in the Company’s North America Engineered Plastics segment. The reporting units for purposes of goodwill have not changed as a result of the change in reportable segments made in the third quarter of fiscal 2008. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s analysis resulted in an impairment of goodwill related to this tolling reporting unit in the amount of approximately $1.0 million recorded during the second quarter of fiscal 2008.

As a result of the announcement in February 2008, the Company evaluated the inventory and property, plant and equipment of the Orange, Texas facility and recorded an impairment related to the long-lived assets of the Orange facility during the second quarter of fiscal 2008 of approximately $2.7 million. The impairment of the assets for the Orange, Texas facility is related to the North American Engineered Plastics reportable segment. All assets were sold during March 2008.

As of May 31, 2008, the Company considered the assets of the St. Thomas, Ontario, Canada facility to be held and used as the facility is not available for immediate sale. In connection with the planned closure of this facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.5 million recorded in the second quarter of fiscal 2008 and an additional impairment of $0.2 million during the third quarter of fiscal 2008 due to refinement in the estimated amount of equipment necessary for future use at other locations. A total impairment of $2.7 million related to the Canadian facility was recorded during fiscal 2008. The impairment of the assets for the Canadian facility is related to the North American Engineered Plastics reportable segment.

As part of new CEO Joe Gingo’s 100-day plan to improve profitability and drive growth, the Company announced on January 3, 2008 that it would suspend further capital expenditures on Invision until the marketing strategy had been refined. The Company has considered use of the Findlay, Ohio facility for other purposes, however, as of May 31, 2008 the Company considered all assets associated with this property as held for sale. The Company recorded an impairment of its Findlay, Ohio facility of $3.4 million during the three months ended May 31, 2008 which is included in the Asset Impairment line item in the consolidated statements of operations. The impairment recorded for the Findlay, Ohio facility is related to the Invision reportable segment. The net book value of the assets held for sale after impairment is approximately $9.2 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of May 31, 2008.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring related charges

The St. Thomas, Ontario, Canada facility primarily produces engineered plastics for the automotive market, with a capacity of 74 million pounds per year and approximately 120 employees. Production related to low-margin business at the St. Thomas facility will be discontinued and the remaining higher margin business is expected to be absorbed by primarily the Company’s Nashville, Tennessee manufacturing facility and the Bellevue, Ohio manufacturing facility. The shutdown is expected to be completed during the fourth quarter of fiscal 2008.

The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. The Company decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. The Company recorded a loss on the sale of the Orange, Texas facility of approximately $0.3 million in the third quarter of fiscal 2008 which is included in other (income) expense in the consolidated statements of operations. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.

During the nine months ended May 31, 2008, the Company recorded approximately $6.1 million in employee related costs which include estimated severance payments and medical insurance for approximately 150 employees whose positions have been or will be eliminated throughout the North American operations and administrative support. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the North America Engineered Plastics reportable segment. Costs not specifically connected to these two events are related to All Other North America. In the third quarter of fiscal 2008, in continuation of its initiatives the Company announced it has changed its organizational reporting structure related to its North America operations.

At May 31, 2008, the Company estimated it will incur additional charges for employee related costs, contract termination costs and other related costs of approximately $0.3 to $1.0 million related to the initiatives of the Company. The Company anticipates the majority of the accrued balance for restructuring charges to be paid during the fourth quarter of fiscal 2008. Any additional severance to be paid in excess of the amounts recorded will be charged to restructuring expense when finalized and communicated to the employees.

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

In February 2007, the Company announced the second phase of its restructuring plan which implemented several initiatives to improve the Company’s operations and profitability in North America. This restructuring plan includes savings from the following initiatives:
•	Reduction in the Company’s North American workforce by approximately 30 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States retiree healthcare coverage plan,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.
As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $1.0 million of accelerated depreciation for the nine months ended May 31, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At May 31, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.
In connection with the announced plans in fiscal 2007 and fiscal 2008, the Company recorded the following restructuring charges.

	Fiscal 2007	Paid Fiscal	Accrual Balance	Fiscal 2008	Paid Fiscal	Accrual Balance
	Charges	2007	August 31, 2007	Charges	2008	May 31, 2008
	(In thousands)
Employee related costs	$980	$(906)	$74	$6,072	$(2,031)	$4,115
Other costs	68	(68)	—	235	(235)	—

Restructuring	1,048	$(974)	$74	$6,307	$(2,266)	$4,115

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

(10)	The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$640	$630	$1,860	$1,843
Interest cost	1,190	953	3,516	2,777
Expected return on plan assets	(312)	(267)	(944)	(786)
Net actuarial loss and net amortization of prior service cost and transition obligation	196	340	590	847
Curtailment gain	(2,200)	—	(2,200)	—

Net periodic benefit cost (income)	$(486)	$1,656	$2,822	$4,681

Postretirement benefit cost (income) included the following components:
Service cost	$26	$192	$359	$1,113
Interest cost	227	313	850	1,195
Net amortization of prior service cost and unrecognized loss	(203)	(119)	(444)	(40)
Curtailment gain	(113)	—	(113)	—

Net periodic benefit cost (income)	$(63)	$386	$652	$2,268

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 21, 2008, the Company announced that it planned to amend its U.S. postretirement health care coverage plan by eliminating post-65 retiree coverage as of March 24, 2008. During the second quarter of fiscal 2008, the Company reduced its postretirement health care benefit liability by approximately $5.0 million with a corresponding increase in accumulated other comprehensive income due to the negative plan amendment. This postretirement health care benefit liability is included in other long-term liabilities on the Company’s consolidated balance sheet.

During the third quarter of fiscal 2008, the Company recorded a curtailment gain of $2.3 million as a result of a significant reduction in the expected years of future service primarily due to the sale of the Orange, Texas facility and a change in the executive management.

(11)	The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(12)	One of the Company’s manufacturing facilities in Orange, Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane was filed with the insurance carriers, and the final settlement amount was agreed upon in November 2007. The Company recorded a charge of approximately $0.4 million during the three months ended November 30, 2007 as a result of an adjustment to its claim receivable during the final settlement negotiations. This amount was recorded in other (income) expense in the Consolidated Statements of Operations. The settlement amount was received during the second quarter of fiscal 2008.

(13)	On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The adoption of certain portions of FAS 157 has been deferred to later years, although the Company is required to adopt part of SFAS 157 in fiscal year 2009. The remaining portions will be adopted in fiscal 2010. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

(14)	In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

(15)	In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company will assess the impact that SFAS 141R may have on its financial position, results of operations and cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16)	In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption being prohibited. The Company will assess the impact that SFAS 160 may have on its financial position, results of operations and cash flows.

(17)	The Company announced on November 16, 2007 that it reached an agreement with a group of investors led by Barington Capital Group, L.P. (“the Barington Group”) on matters relating to the Company’s 2007 annual meeting of stockholders which occurred on January 10, 2008. The Company agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. The Board also agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the nine months ended May 31, 2008, the Company repurchased approximately 1.5 million shares of common stock at an average price of $20.53 per share.

(18)	The Company entered into a transition agreement with the Company’s former President and Chief Executive Officer, Terry L. Haines, in March 2008. Costs under this agreement include, among other things, a lump sum payment of approximately $2.4 million, additional vesting related to existing equity awards and miscellaneous perquisites. During the second quarter of fiscal 2008, the Company recorded a charge of approximately $3.0 million coincident with communication of the agreement terms.

(19)	During the second quarter of fiscal 2008, the Company recorded approximately $0.6 million in expense related to the termination of an operating lease for an airplane which is included in selling, general and administrative expense.

(20)	In accordance with SFAS 142, the Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Although the Company changed the reportable segments for disclosure during the third quarter of fiscal 2008, the reporting units used for the testing of goodwill did not change. As discussed in Footnote 9, as a result of the Company’s announcement in February 2008 to pursue a sale of its Orange, Texas facility and close the St. Thomas, Ontario, Canada facility the Company noted a trigger to test for impairment of goodwill in the North America Engineered Plastics segment. The analysis of goodwill in North America Engineered Plastics related to the tolling reporting unit resulted in an impairment charge of approximately $1.0 million. The fair value was based on estimated future cash flows including potential sale proceeds. The Company also completed its annual impairment review as of February 29, 2008 of the remaining goodwill which is related to the European segment and noted no impairment. The fair value used in the analysis was based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with their method of estimating fair value where an indication of fair value from a buyer or similar specific transactions is not available.

During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. The purchase price also included a potential deferred payment that could be paid over a three year period based on certain terms in the purchase agreement. During the second quarter of fiscal 2008, the Company recorded a liability for a payment related to this purchase agreement of approximately $1.6 million, which increased goodwill.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table includes a rollforward of the carrying amount of the Company’s goodwill from August 31, 2006:

		North America
	Europe	Engineered Plastics	Total
	(In thousands)
Balance as of August 31, 2006	$4,428	$964	$5,392
Goodwill recognized from business acquisition	3,780	—	3,780
Translation effect	178	—	178

Balance as of August 31, 2007	$8,386	$964	$9,350
Goodwill impairment	—	(964)	(964)
Additional purchase price	1,578	—	1,578
Translation effect	1,216	—	1,216

Balance as of May 31, 2008	$11,180	$—	$11,180

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of the Business and Recent Developments
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,200 employees and 16 plants in countries in North America, Europe and Asia. As a result of changes in North American management in the latter part of fiscal 2008 and an assessment of how the Company’s performance is reviewed and resources are allocated by the CODM, the Company redefined its North America segment to align with the Company’s North American business units during the third quarter of fiscal 2008. The segments are Europe, which includes Asia, North America Polybatch (NAPB), North America Engineered Plastics (NAEP), North America Distribution Services (NADS) and A. Schulman Invision, Inc. (Invision).
The Company offers such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (PVC) used in packaging, durable goods and commodity products. The Company also offers a tolling service to customers from its European operations. Recently, the Company introduced its new Invision® sheet product which is a replacement for painted plastic. The Company is exploring potential market opportunities.
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
In January 2008, Mr. Gingo announced a 100-day plan to improve profitability and drive growth. This plan focuses on six primary areas:
•	More efficient and effective utilization of the Company’s North American manufacturing facilities;

•	Enhanced focus on value-added products;

•	Re-assessment of the Company’s North American automotive business;

•	Suspension of capital expenditures for Invision until marketing strategy has been refined;

•	Identification of additional efficiencies in the sales and administrative structure of European and North American operations; and

•	Ensuring the best leadership team is in place to execute the strategy.
The Company has further articulated additional initiatives including:
•	Launching a global working capital initiative to get the Company’s working capital at competitive levels over the next three to four years;

•	Launching an initiative to revamp the Company’s global purchasing processes and realize significant savings;

•	Revitalizing the Company’s product development process to ensure a pipeline full of higher margin products; and

•	Launching a continuous improvement process to ensure cost reductions continue globally.
In February 2008, the Company announced the planned closure of the St. Thomas, Ontario, Canada plant and the approval to sell the Orange, Texas manufacturing facility. The Company plans to achieve more efficient and effective utilization through the consolidation of production and exit of low-margin businesses which no longer meet the Company’s strategy of focusing on higher margin value-added products. The details of the announcement and sale are discussed further in the Results of Operations section of Management’s Discussion and Analysis and Results of Operations. The Company completed the sale of the Orange, Texas facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million.
The Company announced on November 16, 2007 that it reached an agreement with a group of investors led by Barington Capital Group, L.P. (“the Barington Group”) on matters relating to the Company’s 2007 annual meeting of stockholders which occurred on January 10, 2008. The Company agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the

Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. The Board also agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the nine months ended May 31, 2008, the Company repurchased 1.5 million shares of common stock at an average price of $20.53 per share.
Results of Operations
Net sales for the three months ended May 31, 2008 were $511.8 million, an increase of $44.8 million or 9.6% over last year’s third-quarter sales of $467.0 million. Net sales for the nine months ended May 31, 2008 were $1.5 billion, an increase of $0.2 billion or 12.5% over last year’s sales for the same period of $1.3 billion. The translation effect of foreign currencies, primarily the euro, increased sales by $53.5 million and $130.8 million for the three and nine months ended May 31, 2008, respectively.
A comparison of consolidated sales by segment for the three and nine months ended May 31, 2008 and 2007 is as follows:

							% Due to
			Total increase		% Due to	% Due to	price/ product
	Three months ended May 31,		(decrease)		tonnage	translation	mix
Sales	2008	2007	$	%
	(In thousands, except for %’s)
Europe	$392,407	$342,491	$49,916	14.6%	-2.9%	15.1%	2.4%
NAPB	41,209	40,563	646	1.6%	0.1%	2.7%	-1.2%
NADS	34,050	34,979	(929)	-2.7%	-18.0%	0.8%	14.5%
NAEP	44,002	48,900	(4,898)	-10.0%	-35.4%	0.9%	24.5%
Invision	99	22	77	—	—	—	—

	$511,767	$466,955	$44,812	9.6%	-8.2%	11.4%	6.4%

							% Due to
			Total increase		% Due to	% Due to	price/ product
	Nine months ended May 31,		(decrease)		tonnage	translation	mix
Sales	2008	2007	$	%
	(In thousands, except for %’s)
Europe	$1,125,447	$967,941	$157,506	16.3%	1.4%	13.1%	1.8%
NAPB	124,378	115,449	8,929	7.7%	7.7%	1.6%	-1.6%
NADS	97,652	96,601	1,051	1.1%	-7.6%	0.9%	7.8%
NAEP	140,365	142,391	(2,026)	-1.4%	-16.0%	1.2%	13.4%
Invision	310	68	242	—	—	—	—

	$1,488,152	$1,322,450	$165,702	12.5%	-1.2%	9.9%	3.8%

In the third quarter of fiscal 2007, the Company determined that its anticipated customer claims for products sold in Europe were expected to be more favorable than originally anticipated. Accordingly, the Company changed its estimate for these reserves and recorded an adjustment which resulted in an increase in sales and pre-tax income of $2.4 million ($1.4 million in net income) for the three and nine months ended May 31, 2007.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and nine months ended May 31, 2008 compared to the same periods last year are as follows:

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Packaging	37%	37%	37%	37%
Automotive	15%	17%	15%	17%
Other	48%	46%	48%	46%

	100%	100%	100%	100%

The majority of the Company’s sales for the three and nine months ended May 31, 2008 and 2007 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	Three months ended May 31,
Product Family	2008		2007
	(In thousands, except for %’s)
Color and additive concentrates	$186,782	36%	$163,534	35%
Polyolefins	169,392	33	146,985	31
Engineered compounds	108,915	21	105,930	23
Polyvinyl chloride (PVC)	15,373	3	16,659	4
Tolling	4,003	1	4,555	1
Other	27,302	6	29,292	6

	$511,767	100%	$466,955	100%

	Nine months ended May 31,
Product Family	2008		2007
	(In thousands, except for %’s)
Color and additive concentrates	$532,778	36%	$461,578	35%
Polyolefins	492,766	33	411,630	31
Engineered compounds	317,601	21	319,666	24
Polyvinyl chloride (PVC)	43,994	3	47,705	4
Tolling	16,178	1	15,364	1
Other	84,835	6	66,507	5

	$1,488,152	100%	$1,322,450	100%

To identify reportable segments, the Company considered its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”). The Company historically identified and presented two geographical operating segments, North America and Europe, which includes Asia, based on how the CODM regularly reviewed information and allocated resources. In addition, the Company presented other financial information separately which represented items below operating income which were not managed at a segment level. During the first quarter of fiscal 2008, management began excluding corporate from the segment results and other charges such as foreign currency transaction gains or losses and other expenses, which are not under full control of segment management. Management believed this better reflects the actual operating performance of the segments. Prior to fiscal 2008, the Company allocated certain corporate expenses to the operating segments. Prior periods were recast to reflect the current presentation.

As a result of changes in North American management in the third quarter of fiscal 2008 and an assessment of how the Company’s performance is reviewed and resources are allocated by the CODM, the Company redefined its North America segment to align with the Company’s North American business units during the third quarter of fiscal 2008. The reportable segments are North America Polybatch, North America Distribution Services, North America Engineered Plastics, A. Schulman Invision, Inc. (Invision) and Europe, which includes Asia. The North America Polybatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. Invision includes a new sheet product which is in a start-up phase as the Company is exploring potential market opportunities. As a result of the redefined segments, certain portions of the Company’s operations which are not managed separately are included in the All Other North America segment. The Company also includes in the All Other North America column any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the North American segments. Prior periods were restated to reflect the current presentation. Management has continued to manage and review the results of the European segment consistent with previous periods and no changes have been made to the reporting of that segment.
A comparison of gross profit dollars and percentages by segment for the three and nine months ended May 31, 2008 and 2007 is as follows:

	Three months ended May 31,		Increase (decrease)
	2008	2007	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$54,188	$47,900	$6,288	13.1%
NAPB	2,884	4,893	(2,009)	(41.1)
NADS	2,902	3,263	(361)	(11.1)
NAEP	2,755	4,266	(1,511)	(35.4)
Invision	(1,145)	(1,643)	498	30.3

Consolidated	$61,584	$58,679	$2,905	5.0%

Gross profit %
Europe	13.8	14.0
NAPB	7.0	12.1
NADS	8.5	9.3
NAEP	6.3	8.7
Invision	—	—
Consolidated	12.0	12.6

	Nine months ended May 31,		Increase (decrease)
	2008	2007	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$151,979	$127,719	$24,260	19.0%
NAPB	11,892	12,593	(701)	(5.6)
NADS	7,126	7,609	(483)	(6.3)
NAEP	8,706	10,663	(1,957)	(18.4)
Invision	(3,912)	(3,640)	(272)	(7.5)

Consolidated	$175,791	$154,944	$20,847	13.5%

Gross profit %
Europe	13.5	13.2
NAPB	9.6	10.9
NADS	7.3	7.9
NAEP	6.2	7.5
Invision	—	—
Consolidated	11.8	11.7
The gross profit dollars increased for Europe for the three and nine months ended May 31, 2008 by 13.1% and 19.0%, respectively, compared to the same periods in the prior year. European gross profits were favorably impact by foreign currency translation gains of $7.2 million and $17.2 million for the three and nine months ended May 31, 2008, respectively. In the previous year, the Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales and gross profit by $2.4 million for the three and nine months ended May 31, 2007. Excluding the foreign currency translation gain and the adjustment to the claim reserve, gross profit for the three and nine months ended May 31, 2008 for Europe increased $1.5 million and $9.5 million, respectively. Contributions to the increase include increased selling prices and efforts to control plant expenses. Europe gross profit for the nine months ended May 31, 2008 was negatively impacted by $0.8 million for employee termination costs.
The gross profits for the NAPB business have declined to $2.9 million and $11.9 million for the three and nine months ended May 31, 2008, respectively. The decrease in gross profits are partially a result of increases in raw material costs which have not been completely offset by increases in pricing. On June 13, 2008, the Company announced price increases of up to 20%, effective June 16, 2008, or as contracts allow, for the NAPB business. In addition, certain restructuring efforts have been put in place primarily during the fourth quarter of fiscal 2008 to more efficiently utilize capacity and resources and reduce expenses.
Gross profits for the NADS business have declined to $2.9 million and $7.1 million for the three and nine months ended May 31, 2008, respectively, from $3.3 million and $7.6 million for the comparable periods last year, respectively, as increases in pricing helped to somewhat mitigate the sales decline.
Gross profits for the NAEP business have declined $1.5 million and $2.0 million for the three and nine months ended May 31, 2008 compared to the same periods last year as increases in raw material costs have not been completely offset by increases in pricing. On June 13, 2008, the Company announced price increases of up to 20%, effective July 1, 2008, or as contracts allow, for the NAEP business. The three and nine months ended May 31, 2007 for NAEP include accelerated depreciation related to the Company’s fiscal 2007 restructuring plan of approximately $0.1 million and $1.0 million, respectively, which negatively impacted gross profit. In addition, the Company’s announced closure of its St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility are expected to provide significant benefit for the NAEP segment. In order to offset the effects of the weakening North American markets, the Company has accelerated the Canadian plant closure with a target of June 30, 2008. As of May 31, 2008, half of the workforce separated from the Company with the remainder of the workforce to be separated by June 30, 2008.

The Invision gross profit loss is due to the start-up nature of the line. The Company has reduced spending on Invision as it refocuses the business away from the automotive market.
A comparison of capacity utilization levels for the three and nine months ended May 31, 2008 and 2007 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Europe	87%	93%	90%	93%
NAPB	94%	108%	102%	98%
NAEP	75%	82%	75%	77%
Worldwide	85%	91%	87%	89%
Capacity utilization for the North America segments decreased for the three months ended May 31, 2008 as a result of a further weakness primarily in the domestic automotive market as compared to the same period in the prior year. Overall worldwide utilization declined compared to the same periods in the prior year for the three and nine months ended May 31, 2008 reflecting the challenging marketplace facing the Company as well as efforts to reduce inventory. Pounds in inventory have declined 8% from May 31, 2007, the lowest level for the Company in the last few years. The capacity utilization figures exclude the production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
The changes in selling, general and administrative expenses are summarized as follows:

	Three months ended May 31, 2008
	$ Increase	% Increase
	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$3,061	7.8%
Effect of foreign currency translation	3,754	9.6

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(693)	(1.8)%

	Nine months ended May 31, 2008
	$ Increase	% Increase
	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$13,366	11.3%
Effect of foreign currency translation	9,031	7.7

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$4,335	3.6%

Selling, general and administrative expenses for the three months ended May 31, 2008 were down slightly by $0.7 million, excluding the effect of foreign currency exchange, compared to the comparable period last fiscal year. As a percent of sales, selling, general and administrative expenses for the three months ended May 31, 2008 were also down slightly to 8.2% from 8.4% in the prior year comparable period.
Selling, general and administrative expenses for the nine months ended May 31, 2008 increased $4.3 million, excluding the effect of foreign currency translation, compared to the comparable period last fiscal year. The increase included approximately $0.6 million in costs associated with the termination of the lease for an airplane and CEO transition costs of $3.6 million. The Company also incurred approximately $0.7 million of fees related to a proxy contest in the nine months ended May 31, 2008, which were not incurred in the previous year. Excluding these items, selling, general and administrative expenses were flat, reflective of the expense control initiative in place. As a percent of sales, selling, general and administrative expenses declined slightly to 8.8% for the nine months ended May 31, 2008 compared to 8.9% for the comparable period last fiscal year.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
Interest expense increased $0.2 million for the three months ended May 31, 2008 as compared to the same period last year and was flat for the nine months ended May 31, 2008 as compared to the same period last year.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $1.0 million foreign currency transaction loss for the three months ended May 31, 2008 as compared with a foreign currency transaction loss of $1.7 million for the same period last year. For the nine months ended May 31, 2008, foreign currency transaction losses were $1.6 million. Foreign currency transaction losses for the nine months ended May 31, 2007 were $0.4 million. The foreign currency transaction gains or losses primarily relate to the changes in the value of the U.S. dollar compared with the Canadian dollar, the Mexican peso and the euro. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.
In January 2008, the Company’s CEO announced a 100-day plan which included many initiatives to improve profitability and drive growth. On February 6, 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas.
Impairment related charges
As a result of the announcement made in February 2008, management deemed that a trigger to evaluate goodwill in North America had occurred. The goodwill in North America relates only to the tolling reporting unit of which the Orange, Texas facility is the only facility. The tolling reporting unit is included in the Company’s North America Engineered Plastics segment. The reporting units for purposes of goodwill have not changed as a result of the change in reportable segments made in the third quarter of fiscal 2008. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s analysis resulted in an impairment of goodwill related to this tolling reporting unit in the amount of approximately $1.0 million recorded during the second quarter of fiscal 2008.
As a result of the announcement in February 2008, the Company evaluated the inventory and property, plant and equipment of the Orange, Texas facility and recorded an impairment related to the long-lived assets of the Orange facility during the second quarter of fiscal 2008 of approximately $2.7 million. The impairment of the assets for the Orange, Texas facility is related to the North American Engineered Plastics reportable segment. All assets were sold during March 2008.
As of May 31, 2008, the Company considered the assets of the St. Thomas, Ontario, Canada facility to be held and used as the facility is not available for immediate sale. In connection with the planned closure of this facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.5 million recorded in the second quarter of fiscal 2008 and an additional impairment of $0.2 million during the third quarter of fiscal 2008 due to refinement in the estimated amount of equipment necessary for future use at other locations. A total impairment of $2.7 million related to the Canadian facility was recorded during fiscal 2008. The impairment of the assets for the Canadian facility is related to the North American Engineered Plastics reportable segment.
As part of new CEO Joe Gingo’s 100-day plan to improve profitability and drive growth, the Company announced on January 3, 2008 that it would suspend further capital expenditures on Invision until the marketing strategy had been refined. The Company has considered use of the Findlay, Ohio facility for other purposes, however, as of May 31, 2008 the Company considered all assets associated with this property as held for sale. The Company recorded an impairment of its Findlay, Ohio facility of $3.4 million during the three months ended May 31, 2008 which is included in the Asset Impairment line item in the consolidated statements of operations. The impairment recorded for the Findlay, Ohio facility is related to the Invision reportable segment. The net book value of the assets held for sale after impairment is approximately $9.2 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of May 31, 2008.
Restructuring related charges
The St. Thomas, Ontario, Canada facility primarily produces engineered plastics for the automotive market, with a capacity of 74 million pounds per year and approximately 120 employees. Production related to low-margin business at the St. Thomas facility will be discontinued and the remaining higher margin business is expected to be absorbed by primarily the Company’s Nashville, Tennessee manufacturing facility and the Bellevue, Ohio manufacturing facility. The shutdown is expected to be completed during the fourth quarter of fiscal 2008.
The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. The Company decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. The Company recorded a loss on the sale of the Orange, Texas facility of approximately $0.3 million in the third quarter of fiscal 2008 which is included in other (income) expense in the consolidated statements of operations. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.
During the nine months ended May 31, 2008, the Company recorded approximately $6.1 million in employee related costs which include estimated severance payments and medical insurance for approximately 150 employees whose positions have been or will be eliminated throughout the North American operations and administrative support. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the North America Engineered Plastics reportable segment. Costs not specifically connected to these two events are related to All Other North America. In the third quarter of fiscal 2008, in continuation of its initiatives the Company announced it has changed its organizational reporting structure related to its North America operations.
At May 31, 2008, the Company estimated it will incur additional charges for employee related costs, contract termination costs and other related costs of approximately $0.3 to $1.0 million related to the initiatives of the Company. The Company anticipates the majority of the accrued balance for restructuring charges to be paid during the fourth quarter of fiscal 2008. Any additional severance to be paid in excess of the amounts recorded will be charged to restructuring expense when finalized and communicated to the employees.
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
In February 2007, the Company announced the second phase of its restructuring plan which implemented several initiatives to improve the Company’s operations and profitability in North America. This restructuring plan includes savings from the following initiatives:
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
As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $1.0 million of accelerated depreciation for the nine months ended May 31, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions have been eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At May 31, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.
In connection with the announced plans in fiscal 2007 and fiscal 2008, the Company recorded the following restructuring charges.

	Fiscal 2007	Paid Fiscal	Accrual Balance	Fiscal 2008	Paid Fiscal	Accrual Balance
	Charges	2007	August 31, 2007	Charges	2008	May 31, 2008
			(In thousands)
Employee related costs	$980	$(906)	$74	$6,072	$(2,031)	$4,115
Other costs	68	(68)	—	235	(235)	—

Restructuring	1,048	$(974)	$74	$6,307	$(2,266)	$4,115

Accelerated depreciation, included in North America cost of sales in 2007	1,071

	$2,119

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)
Net sales to unaffiliated customers
Europe	$392,407	$342,491	$1,125,447	$967,941
North America PolyBatch	41,209	40,563	124,378	115,449
North America Distribution Services	34,050	34,979	97,652	96,601
North America Engineered Plastics	44,002	48,900	140,365	142,391
Invision	99	22	310	68

Net sales	$511,767	$466,955	$1,488,152	$1,322,450

Segment Gross Profit
Europe	$54,188	$47,900	$151,979	$127,719
North America PolyBatch	2,884	4,893	11,892	12,593
North America Distribution Services	2,902	3,263	7,126	7,609
North America Engineered Plastics	2,755	4,266	8,706	10,663
Invision	(1,145)	(1,643)	(3,912)	(3,640)

Total Segment Gross Profit	$61,584	$58,679	$175,791	$154,944

Segment Operating Income
Europe	$25,942	$24,383	$72,401	$59,307
North America PolyBatch	839	2,891	5,867	6,659
North America Distribution Services	1,750	2,026	3,737	3,635
North America Engineered Plastics	(1,478)	(694)	(5,734)	(4,686)
Invision	(1,611)	(2,175)	(5,306)	(4,467)
All other North America	(2,582)	(3,711)	(11,034)	(13,419)

Total Segment Operating Income	$22,860	$22,720	$59,931	$47,029

Corporate and other	(3,740)	(3,490)	(15,916)	(10,594)
Interest expense, net	(1,817)	(1,341)	(4,533)	(4,314)
Foreign currency transaction gains (losses)	(984)	(1,674)	(1,580)	(376)
Other income (expense)	(253)	(9)	(252)	72
Curtailment gain	2,313	—	2,313	—
Goodwill impairment — North America	—	—	(964)	—
Asset impairment — North America	(3,601)	—	(8,820)	—
Restructuring — North America	(3,685)	(130)	(6,307)	(1,058)

Income before taxes	$11,093	$16,076	$23,872	$30,759

European operating income increased approximately $1.6 million, or 6.4%, for the three months ended May 31, 2008 primarily due to the translation effect of foreign currencies of $3.5 million. In the previous year, the Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the three and nine months ended May 31, 2007, without an impact on cost of sales. After the foreign currency translation effect, European operating income declined for the three months ended May 31, 2008 $1.9 million which primarily was a result of increased selling, general and administrative costs of $1.0 million, excluding translation effect. European operating income increased $13.1 million for the nine months ended May 31, 2008 primarily due to the translation effect of foreign currencies of $8.4 million and the increase in gross profit of $7.1 million, excluding the translation effect of foreign currencies.
The decline in operating income for NAPB and NADS for the three months ended May 31, 2008 were due to the decline in gross profit as the selling, general and administrative costs have remain flat compared to the same period prior year. The NAPB segment operating income declined for the nine months ended May 31, 2008 primarily due to the decline in gross profit of $0.7 million. NADS operating income for the nine months ended May 31, 2008 increased slightly due to decreased selling, general and administrative costs despite a decline in gross profit of $0.5 million.
The NAEP operating loss increased for the three and nine months ended May 31, 2008 primarily due to the decline in gross profit. The decline in gross profit was partially offset by savings in selling, general and administrative costs resulting from Company initiatives. The Company’s announced closure of its St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility are expected to provide significant benefit for the NAEP segment.
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
As of May 31, 2008, the Company’s gross unrecognized tax benefits totaled $5.4 million. If recognized, approximately $2.8 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At May 31, 2008, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.
The Company is open to potential income tax examinations in the U.S. from fiscal 2004 onward and generally from fiscal year 2001 onward for most foreign jurisdictions. Specifically, in Belgium the Company is open for examination from 2005 onward. In addition, the Company is currently under examination in Germany for years 2000 through 2004. The completion of certain transfer pricing documentation during the third quarter of fiscal 2008 resulted in a tax benefit of approximately $0.7 million relating to the reversal of tax and interest previously accrued for under FIN 48. Additionally, the expiration of certain statutes of limitation in foreign jurisdictions during the second quarter of fiscal 2008 resulted in a tax benefit of approximately $0.6 million relating to the reversal of tax and interest previously accrued for under FIN 48.
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
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	May 31, 2008		May 31, 2007
	(In thousands except for %’s)
Statutory U.S. tax rate	$3,883	35.0%	$5,627	35.0%
Domestic losses with no benefit	2,655	23.9	1,503	9.3
Amount of foreign taxes at less than statutory U.S. tax rate	(2,992)	(27.0)	(1,340)	(8.3)
U.S. restructuring and other U.S. unusual charges with no tax benefit	933	8.4	—	—
FIN 48	(624)	(5.6)	—	—
Other	106	1.0	165	1.0

Total income tax expense (benefit)	$3,961	35.7%	$5,955	37.0%

	Nine months ended		Nine months ended
	May 31, 2008		May 31, 2007
	(In thousands except for %’s)
Statutory U.S. tax rate	$8,355	35.0%	$10,766	35.0%
Domestic losses with no benefit	8,581	35.9	7,565	24.6
Amount of foreign taxes at less than statutory U.S. tax rate	(9,859)	(41.3)	(2,902)	(9.4)
U.S. restructuring and other U.S. unusual charges with no tax benefit	4,094	17.1	603	1.9
FIN 48	(1,083)	(4.5)	—	—
Other	403	1.7	594	1.9

Total income tax expense (benefit)	$10,491	43.9%	$16,626	54.0%

The effective tax rate of 35.7% for the three months ended May 31, 2008 is consistent with the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was offset by no tax benefits being recognized for losses in the U.S., including losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, employee termination costs, and the impairment of the Findlay, Ohio facility. As compared to the effective rate of 37.0% for the three months ended May 31, 2007, the current quarter’s effective rate is driven by a decrease in the overall foreign rate and an increase in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. The reduction in the overall foreign tax rate is driven by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of a FIN 48 reserve.
The effective tax rate of 43.9% for the nine months ended May 31, 2008 is greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, employee termination costs, lease termination costs, CEO transition costs, and the impairment of the Findlay, Ohio facility. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 54.0% for the nine months ended May 31, 2007, the current period’s effective rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the reduction of FIN 48 reserves.
The translation effect of foreign currencies, primarily the euro, increased net income by $2.0 million and $5.5 million for the three and nine months ended May 31, 2008, respectively.

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
Net Income and Earnings Per Share Reconciliation
(In thousands except share data)

	Three months ended		Three months ended
	May 31, 2008		May 31, 2007
		Diluted EPS		Diluted EPS
	Income (loss)	Impact	Income (loss)	Impact
Net income applicable to common stock	$7,119	$0.26	$10,108	$0.37

Adjustments, net of tax, per diluted share:
Restructuring expense — North America	3,000	0.11	130	—
Asset impairment — North America	3,560	0.14	—	—
Accelerated depreciation — North America	—	—	34	—
Curtailment gain	(2,313)	(0.09)	—	—

Net income applicable to common stock before unusual items	$11,366	$0.42	$10,272	$0.37

Weighted-average number of shares outstanding — Diluted		26,665		27,340

	Nine months ended		Nine months ended
	May 31, 2008		May 31, 2007
		Diluted EPS		Diluted EPS
	Income (loss)	Impact	Income (loss)	Impact
Net income applicable to common stock	$13,341	$0.49	$14,093	$0.52

Adjustments, net of tax, per diluted share:
Legal fees related to potential acquisition — Europe	—	—	628	0.02
Insurance claim settlement adjustment — North America	368	0.01	—	—
Restructuring expense — North America	5,031	0.18	1,058	0.04
Accelerated depreciation — North America	—	—	984	0.04
Asset impairment — North America	7,930	0.29	—	—
Goodwill impairment — North America	964	0.04	—	—
Termination of lease for an airplane	640	0.02	—	—
CEO transition costs	3,582	0.13	—	—
Other employee termination costs	806	0.03	—	—
Curtailment gain	(2,313)	(0.08)	—	—

Net income applicable to common stock before unusual items	$30,349	$1.11	$16,763	$0.62

Weighted-average number of shares outstanding — Diluted		27,299		27,280

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
Net cash provided from operations was $66.5 million and $61.1 million for the nine months ended May 31, 2008 and 2007, respectively. The increase from last year was due to a decline in the increase in inventory primarily driven by the Company’s efforts to reduce working capital. Days in receivables were 62 days at May 31, 2008 and August 31, 2007 and 60 days at May 31, 2007. Days in inventory were 59 days at May 31, 2008 and 60 days at August 31, 2007 and May 31, 2007.

	May 31,	August 31,
	2008	2007	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$83.9	$43.0	95.1%
Working capital, excluding cash	404.6	375.5	7.7
Long-term Debt	165.3	123.1	34.3
Stockholders’ equity	452.0	427.0	5.9
The Company’s cash and cash equivalents increased approximately $40.8 million from August 31, 2007. Working capital, excluding cash, was $404.6 million, an increase of $29.1 million from August 31, 2007. The primary reason for the increase in working capital was the increase in accounts receivable of $32.6 million and the increase in inventory of $19.5 million. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $34.9 million and increased inventory by $26.4 million. Excluding the impact of translation of foreign currencies, inventory decreased approximately $6.9 million, 2.6%. Accounts payable increased $20.3 million due primarily to the translation effect of foreign currencies of $13.9 million. The Company has initiated a long-term working capital reduction program which the decreases, especially excluding translation effect, indicate progress with this initiative.
The Company increased total long-term debt by $42.2 million during the nine months ended May 31, 2008. The translation effect of foreign currencies increased long-term debt by approximately $12.6 million. The remaining increase in borrowings was a result of an increase in working capital, capital expenditures and purchase of treasury stock.
Capital expenditures for the nine months ended May 31, 2008 were $18.6 million compared with $20.1 million last year.
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
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. As of May 31, 2008, there was $56.3 million outstanding under the Credit Facility with approximately $203.7 million remaining available on the Credit Facility.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”)

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $78.3 million at May 31, 2008.
Although there are no plans to do so, the Company may at any time after March 1, 2008, at its option, prepay all or any part of the Dollar Notes.
At May 31, 2008, the fair market value of the Euro Notes is approximately €44.0 million, which approximates $68.5 million.
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
As of May 31, 2008, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2007 Annual Report.
Operating lease information is provided in Footnote 12 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K as there have been no significant changes, except for the termination of an operating lease for an airplane, which will reduce future annual rental expense by approximately $0.6 million starting in fiscal 2009 through fiscal 2011.
The Company’s outstanding commercial commitments at May 31, 2008 are not material to the Company’s financial position, liquidity or results of operations.
The Company does not have any off-balance sheet arrangements as of May 31, 2008.
During the nine months ended May 31, 2008, the Company has declared and paid quarterly cash dividends totaling $0.44 per common share. The total amount of these dividends was $12.1 million. Cash has been sufficient to fund the payment of these dividends. On July 1, 2008, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable August 1, 2008 to stockholders of record on July 21, 2008.
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. It is anticipated that the Company will complete the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. The Company purchased 0.8 million of its common stock during the nine months ended May 31, 2007 at an average price of $23.46 per share under the Repurchase Program.
As a part of an agreement reached with the Barington Group during fiscal 2008, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the nine months ended May 31, 2008, the Company repurchased 1.5 million shares of common stock at an average price of $20.53 per share.
For the nine months ended May 31, 2008, approximately 0.1 million common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $1.9 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The weakening of the U.S. dollar during the nine months ended May 31, 2008 increased this account by $41.2 million.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on September 1, 2007 resulting in an increase to the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.
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

New Accounting Pronouncements
On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The adoption of certain portions of FAS 157 has been deferred to later years, although the Company is required to adopt part of SFAS 157 in fiscal year 2009. The remaining portions will be adopted in fiscal 2010. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.
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
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, include, but are not limited to, the following:
▪	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;

▪	Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

▪	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;

▪	Changes in customer demand and requirements;

▪	Escalation in the cost of providing employee health care;

▪	The outcome of any legal claims known or unknown;

▪	The performance of the North American automotive market; and

▪	The North American recessionary economy.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At May 31, 2008, the Company had $56.3 million borrowed against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
We may be required to adopt International Financial Reporting Standards (IFRS), or other accounting or financial reporting standards, the ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.
Although not yet required, we could be required to adopt IFRS or other accounting or financial reporting standards different than accounting principles generally accepted in the United States of America for our accounting and reporting standards. The implementation and adoption of new standards could favorably or unfavorably impact our business, financial condition or results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”), representing approximately 23.3% of the Company’s outstanding shares at the authorization date. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. On November 16, 2007, as a part of an agreement reached with the Barington Group, the Board agreed to increase to five million the number of shares authorized to be repurchased under the Repurchase Program. The Company intends to repurchase at least two million shares under the program in the fiscal year ending August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. It is anticipated that the Company will complete the remainder of the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Company’s purchases of its common stock under the Repurchase Program during the third quarter of fiscal 2008 were as follows:

		Average price paid per	Total number of shares	Maximum number of
	Total number of shares	share (excluding	purchased as part of a	shares that may yet be
	repurchased	commissions)	publicly announced plan	purchased under the plan
Beginning shares available				4,336,997
March 1-31, 2008	331,927	$20.40	331,927	4,005,070
April 1-30, 2008	263,800	$21.05	263,800	3,741,270
May 1-31, 2008	230,907	$21.53	230,907	3,510,363

Total	826,634	$20.92	826,634	3,510,363

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for fiscal quarter ended May 31, 2007).

3.2	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for fiscal quarter ended May 31, 2007).

10.1	Transition agreement by and between the Company and Terry L. Haines (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated March 20, 2008).

10.2	Separation Agreement by and between the Company and Barry A. Rhodes (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 9, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 2008	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)