Form 10-K
period 2008-08-31
SCHULMAN A INC
filed 2008-10-30
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 29, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $494,000,000 based on the closing sale price as reported on the NASDAQ National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 26,132,897 Shares of Common Stock, $1.00 Par Value, at October 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders	III

PART I

ITEM 1. BUSINESS

A. Schulman, Inc. (the “Company” or “A. Schulman”) was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.

Founded in 1928 by Alex Schulman, the Akron, Ohio based company began as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe and Latin America, establishing manufacturing plants, technology centers and sales offices in numerous countries. In 1972 the Company went public. Today, A. Schulman is recognized as one of the leading global plastics compounders.

The Company has four unique competitive advantages:

•	The Company’s sales and marketing teams partner with customers to understand needs and provide tailored solutions that maximize success through its extremely broad and well-rounded product line.

•	The Company’s procurement teams are critical to its success as its global purchasing power positions the Company to formulate and sell products competitively.

•	The Company has 16 manufacturing facilities across the globe allowing it to be an ideal partner for key global customers.

•	The Company has a history of product innovation and development driven by its customer relationships and global technology centers.

The Company leverages these four unique competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth.

BUSINESS SEGMENTS

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision®” which has its own general manager who also reports to the CEO. The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Currently, the Company’s CEO reviews performance and allocates resources for the European segment as a whole not at the business line level and therefore no changes have been made to the European segment. The reportable segments are Europe (which includes Asia), North America Polybatch (“NAPB”) (which comprises the masterbatch line of business), North America Distribution Services (“NADS”), North America Engineered Plastics (“NAEP”) and Invision.

The Company’s European segment, which includes the Asia operations, is the largest segment for the Company. The segment is managed by the General Manager of Europe and Asia however within the European General Manager’s responsibilities include managers of each line of business for engineered plastics, masterbatch and distribution services. The Company’s masterbatch business is anchored by the global research and development center in Bornem, Belgium while the engineered plastics line of business is anchored by the Company’s technology center in Sindorf, Germany. In fiscal 2009, effective September 1, 2008, the Company’s European management structure changed to include a General Manager — Europe and a General Manager — Asia both who report to the Company’s CEO effective with this change.

The North America Polybatch segment, which services the masterbatch market, includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. Invision includes solely the A. Schulman Invision, Inc. legal entity which provides a new sheet product. This business is in a start-up phase as the Company is exploring potential market opportunities. As a result of the redefined segments, certain portions of the Company’s North American operations which are not managed separately are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Prior periods have been restated to reflect the current presentation.

The Company historically identified and presented two geographical operating segments, North America and Europe, which includes Asia, based on how the CODM regularly reviewed information and allocated resources. Prior periods have been restated to reflect the current presentation.

Below the Company has described the lines of business listed above.

Engineered Plastics

A. Schulman has been a supplier of engineered plastics for more than 50 years. The Company began formulating a variety of olefinic and non-olefinic compounds in the early 1950s, meeting the needs of a newly forming industry. Today, A. Schulman is a leader in multi-component blends that include polyolefins, nylons, elastomers, ionomers and ABS (acrylonitrile butadiene styrene). Engineered plastics are commonly defined by their unique performance characteristics by taking base polymer resin and combining it with various fillers, additives and pigments, which result in a compound tailored to meet stringent customer requirements. A. Schulman’s products are often developed to replace other polymeric materials or non-polymers such as metal.

The engineered plastics business line uses its state-of-the-art technology centers to drive technology and innovation. The primary research and development centers are in Sindorf, Germany and Akron, Ohio. They are keenly focused on developing niche solutions that meet the needs of existing and developing markets alike. An example of a recent innovation is the highly successful line of thermoplastics elastomers (“TPEs”) and vulcanizates (“TPVs”), which provide enhanced aesthetic and performance characteristics for a host of end market applications. Clarix®, a new class of ionomer thermoplastic resins, can be used to improve sealing, adhesion, flexibility, toughness or blend compatibility properties, thereby helping to provide solutions to demanding application requirements.

The result of this innovation forms a pipeline of products being produced in A. Schulman facilities around the world. In the past year, the Company has streamlined its manufacturing position in North America by closing a facility in Canada and selling its operations in Orange, Texas, while it is beginning to see volume increases in its Chinese facility.

The Company’s offers an extensive portfolio based in a variety of polymers within the engineered plastics line of business, allowing customers to tailor solutions that meet their exact performance needs. The following products focus on the ability to develop enhanced polymer solutions:

•	Invision®	Thermoplastic Elastomers and Vulcanizates
•	Schulamid®	Filled and Unfilled Nylon Compounds
•	Schuladur®	Filled and Unfilled PBT Compounds
•	Schulablend M/MK®	Nylon/ABS Alloys
•	Formion®	Formulated Ionomer Compounds
•	Clarix®	Thermoplastic Ionomer Resins
•	Polyflam®	Flame-Retardant Thermoplastic Compounds and Concentrates
•	Polyfort®	Polypropylene, Polyethylene, EVA Compounds
•	Polytrope®	TPO (Thermoplastic Olefins)
•	Polyvin®	Flexible Thermoplastic PVC Compounds
•	Vinika®	High-Quality PVC Compounds
•	Sunprene®	PVC-Based Thermoplastic Elastomers
•	Sunfrost®	Low-Gloss PVC Thermoplastic Elastomers

Engineered plastics supplies into several markets and applications. Consumer and industrial applications are target growth areas, with markets such as building/construction, appliance/electrical and lawn/garden leading the way. The automotive market, while still playing an important role for the Company, supplies materials into every major vehicle segment and across all of the largest manufacturers. Key growth segments for this market are European and Asian manufacturers, who continue to gain market share. In North America, the Company is seeing growth and construction of new facilities by Asian and European automotive manufacturers.

Masterbatch

Masterbatch (or concentrates as they are also referred to) is often the key ingredient to a successful application recipe. These highly concentrated compounds are introduced at the point-of-process to provide a material solution that meets several combinations of performance and aesthetic requirements.

The Company first began supplying masterbatch through its technology center in Bornem, Belgium in the early 1960s. By the end of the decade, the Company’s presence in this area had grown to the Americas.

Close synergy between development and production is especially key in this area to its customers as well as A. Schulman, as quick and quality turnaround is critical. A. Schulman has manufacturing facilities strategically located globally to ensure that orders are shipped on-spec and on time. The Company is enhancing its manufacturing capability by opening a new masterbatch facility in Akron, Ohio in fiscal 2009.

From performance to aesthetic requirements or combinations thereof, the masterbatch product portfolio is designed to offer better solutions faster, and includes:

•	Polybatch®	Additive Compounds Color and White Concentrates for Film and Molding
•	Polyblak®	Carbon Black Color Concentrates
•	AquaSol®	Water Soluble Compounds
•	Papermatch®	Masterbatch for the production of synthetic paper

Additive solutions are available to achieve many enhanced performance properties, including (but not limited to): antibacterial, UV, anti-static, barrier, foaming agents, antioxidants, slip, process aids, release agents, antiblocking, and optical brighteners. In addition, the Company’s products are also designed with efficiency in mind, allowing parts to be produced faster, while maintaining the highest performance levels. The Company’s offering of colorant solutions is also expansive, including a wide spectrum of standard and high-chroma colors, as well as special effects including (but not limited to): metallics, pearlescents (shimmer), thermochromic (heat sensitive), photochromic (light sensitive), fluorescent, phosphorescent (glow-in-the-dark) and interference (color shift) technologies.

Film and packaging applications continue to be a primary focus for these products. For over 20 years, A. Schulman has been providing solutions for agriculture films, offering additives that provide UV control, barrier (optimal heat and light transmittance), and anti-fog solutions among others. The Company’s film additives are internationally renowned for their performance and cost benefits, and are commonly used in the packaging of snack foods, candy, potato chips, tobacco products, and lamination film. The Company’s color concentrates excel in this market as well, where they are a trusted source for the world’s largest consumer product companies, providing aesthetic solutions for a wide range of bottles, caps and closures.

As management looks to the future, the masterbatch product offerings play a key role in commercializing solutions that have a reduced impact on the environment. The Company’s line of bio-degradation promoting additives assists in the molecular breakdown of films allowing them to be bioassimilated. A. Schulman continues to advance pigment and additive loadings, which reduce the amount of total polymer required in the manufacturing process. Micro- and nano-particle technology continues to make advancements. These particles, when used as pigments, fillers and additives, result in greater dispersion and a reduction in the amount of total polymer used in end application.

Distribution Services

As a distributor, the Company works with leading global polymer producers. A. Schulman’s role is to service a market segment that is either not easily accessible to the producer, or does not fit into the producer’s core customer segment or size. As a merchant, A. Schulman buys, repackages into A. Schulman labeled packaging, and re-sells producer grade polymers to its own customer segment, providing sales, marketing and technical services where required.

A. Schulman leverages its global supply relationships to fill customer needs around the world through a variety of olefinic and non-olefinic resins and provide producer grade offerings to the markets and customers that it serves. This leverage also helps support the customers of the engineered plastics and masterbatch lines of business by both keeping costs down through higher purchasing volume and providing convenient access to bulk resin supplies to these customers.

The Company’s distribution offering includes polymers for all processing types, including injection molding, blow molding, thermoforming and extrusion. Offering various compliant grades, the Company has products to meet the most stringent of needs. The Company offers both prime and wide-spec grades, allowing customers to maximize their cost:performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels. The Company’s products are supplied into every major market segment, including automotive, building and construction, lawn and garden, film and packaging, and household and consumer goods.

Each of these lines of business has a successful presence in the global market place, providing tailored solutions for customers. The result is a product portfolio that is unique to the industry allowing the Company to bring new and enhanced products to the market faster and more consistently. With first-class research and development centers strategically positioned around the globe, A. Schulman has the ability to act fast against market needs. Producing and supplying product is also imperative. The Company’s 16 manufacturing facilities are geographically positioned, allowing the Company to quickly service target markets and customers. The Company generally produces compounds on the basis of customer commitments and expectations. Of course, proximity means little without quality. A. Schulman has a long and proud history of consistently supplying products of the highest standards, which is evidenced by the Company’s numerous certifications and accreditations.

Invision

Invision is an example of the Company’s commitment to innovation and meeting the needs of the future today. The Company leverages competencies of polymers, compounding and processing, as this new technology moves the Company forward in offering fully customized sheet solutions. Based at a state-of-the-art technology and manufacturing center located in Sharon Center, Ohio, the Company’s research and development and production teams work closely to tailor offerings that meet the most demanding of needs.

The current offerings provide a range of superior sheet solutions, the origins of which is the Company’s paintless film technology. This patent-pending ionomer based sheet is an innovative approach to high gloss, Class “A” decorative surfaces. Unlike paint and paint film, Invision sheet prevents the material from chipping and cracking at extremely low temperatures. Utilizing a proprietary layering system, Invision is able to maintain product quality and color integrity throughout high stretch areas in the thermoforming and molding processes, as well as commercial conditions such as environmental exposure, abrasion and impact.

Invision has recently introduced two new additions to the Company’s portfolio which expand on the original concept. The first is a patent-pending modified polypropylene-capped TPO sheet possessing high durability. The other is a mono-layered TPO sheet. Both products offer significant customer benefits in thermoforming applications including higher melt strength and improved stiffness, resulting in greater processing flexibility, fewer rejects, more efficient part production times and thinner parts at comparable performance levels.

Process flexibility is also key in meeting market demands. Invision sheet is suitable for various manufacturing processes including thermoforming, compression molding, injection and blow molding and profile extrusion. Invision sheet products are suitable for a variety of applications including auto, marine, RV, sport and recreation, lawn and garden, and even consumer products. As management looks to the future for this exciting new technology, the Company will continue to expand its product line, allowing the Company to provide solutions across a wide range of market demands.

During fiscal 2008, the Company has refocused the business to non-automotive markets. Management continues to be committed to the Invision business while seeking a potential joint venture partner or other strategic arrangement which will help accelerate the market development process.

Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s geographic business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8 of this Report.

Product Families

The Company’s manufacturing in each of its business segments can be classified into five major product families: color and additive concentrates; engineered compounds; polyolefins; polyvinyl chloride (PVC); and tolling.

Color and Additive Concentrates:  The Company’s color and additive concentrates business consists of the compounding of resins that provide plastic with specific color and/or physical properties, such as conductivity, flexibility, viscosity and textures. A color concentrate is a clear or natural plastic resin into which a substantial amount of color pigment is incorporated or dispersed. The Company manufactures its concentrates using its formulae and purchased natural resins. These concentrates are sold to manufacturers of plastic products, such as film for packaging, household goods, toys, automotive parts, mechanical goods and other plastic items. The Company’s concentrates are sold under various trade names, including the following: Polybatch®, Papermatch®, Aqua-Sol®, and Polyblak®.

Engineered Compounds:  The Company’s engineered compounds are products designed to have and maintain characteristics such as chemical resistance, electrical conductivity, heat resistance and/or high strength-to-weight ratios. The engineered compounds manufactured by the Company include the following: Polyflam®, Schulamid®, Formion®, Polypur® and Clarix®.

Polyolefins:  The Company’s polyolefin business consists of numerous polypropylene and polyethylene resins and compounds. Polyolefins are used for interior trim, fascias and bumper covers in automotive applications; for toys, small appliances, sporting goods, and agricultural and watercraft products in roto-molding applications; and for office supplies in industrial/commercial applications. The polyolefin products manufactured by the Company include the following: Polytrope®, Polyfort®, Schulink®, Invision® and Polyaxis®.

Polyvinyl Chloride:  The Company’s PVC business, under the name Polyvin®, involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company’s thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company’s Sunprene® compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications. The Company’s PVC business is mainly supported by The Sunprene Company, in which the Company owns a 70% partnership interest. The partnership is discussed below in Joint Ventures.

Tolling:  The Company provides tolling services, primarily in Europe, as a fee for processing of material provided and owned by customers. On some occasions, the Company is required to provide certain amounts of its materials, such as additives or packaging. These materials are charged to the customer as an addition to the tolling fees. The Company recognizes revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company. The Company recently exited the North American tolling business.

The approximate amount and percentage of net consolidated sales for each of the Company’s product families for the three fiscal years ended August 31, 2008 are as follows:

	2008		2007		2006
Product Family	Amount	%	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$714,770	36	$627,268	35	$579,825	36
Polyolefins	664,249	34	543,870	30	495,163	31
Engineered compounds	418,744	21	426,382	24	393,312	24
Polyvinyl chloride (PVC)	59,174	3	64,658	4	64,174	4
Tolling	19,466	1	21,450	1	16,482	1
Other	107,608	5	103,428	6	67,430	4

	$1,984,011	100	$1,787,056	100	$1,616,386	100

Principal Subsidiaries

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

A. Schulman Canada Ltd., a Canadian subsidiary which had operations in St. Thomas, Ontario, Canada, closed the St. Thomas, Ontario plant in June 2008. The Company will continue to sell to the Canadian marketplace through this subsidiary as a distributor for major resin producers for injection molding.

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

A. Schulman Polska Sp. z o.o., is a subsidiary located in Poland with offices in Warsaw, Poland and Prague, Czech Republic. In addition, this subsidiary has a plant in Nowa Biala, Poland. The subsidiary primarily sells products manufactured by the Company’s subsidiaries and acts as a distributor and merchant of plastic resins and compounds in Poland.

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

A. Schulman Hungary Kft., a subsidiary located in Budapest, Hungary, sells engineered compounds manufactured by A. Schulman GmbH and concentrates manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A.S., and A. Schulman, Inc., Limited. This subsidiary has a small manufacturing facility to serve the Hungary marketplace. It also acts as a merchant of plastic resins in Hungary.

A. Schulman Plastics (Dongguan) Ltd., a subsidiary located in Guangdong Province, China, manufactures concentrates for sale in the local Chinese markets. This subsidiary produces material for customers in the packaging markets and for the Company’s engineered compounds product family.

A. Schulman Europe & Co. KG, a subsidiary with offices in Wurselen, Germany provides support in the areas of sales, procurement, logistics and financing for the European operations.

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

Deltaplast AB, a subsidiary located in Astrop, Sweden, which produces specialized color masterbatch. Deltaplast BVBA, a subsidiary located in Opglabbeek, Belgium, also produces color masterbatch.

A. Schulman Plastik Sanayi Ve Ticaret, a subsidiary located in Istanbul, Turkey, is primarily a distributor of plastic resins in the Turkish market.

A. Schulman Plastics s.r.o., a subsidiary located in Bratislava, Slovakia, is a distributor of plastic resins primarily in the Czech Republic and Slovakia.

Joint Ventures

ASI Investments Holding Co., is a wholly owned subsidiary which owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company’s Bellevue, Ohio facility. The Company’s partner provides technical and manufacturing expertise.

A. Schulman International, Inc., is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. P.T. Prima Polycon Indah owns the remaining 35% interest in this joint venture.

Employee Information

As of August 31, 2008, the Company had approximately 2,200 employees. Approximately 80% of the Company’s hourly production employees are represented by various unions under collective bargaining agreements.

Research and Development

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific customer applications. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $5.9 million, $7.8 million and $5.5 million in fiscal years 2008, 2007 and 2006, respectively. These activities are primarily related to the new Invision sheet product and to support new consumer packaging and automotive applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

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

Dependence on Customers

During the year ended August 31, 2008, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC (polyvinyl chloride), polyethylene, polystyrene, nylon, ABS and polyurethane. For additional information on the availability of raw materials, see ITEM 1A. RISK FACTORS, Price increases in raw materials and energy costs could adversely affect operating results and financial condition, in this Report.

Working Capital Practices

The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or ensure the Company of a continuous allotment of goods from suppliers. The Company’s manufacturing processes are generally performed with a short turnaround time. The Company does not generally offer extended payment terms to its customers. The Company employs quality assurance practices that minimize customer returns, however, the Company generally allows its customers to return merchandise for failure to meet pre-agreed quality standards or specifications.

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

A significant portion of our anticipated growth is dependent upon the successful development and commercialization of new products. The development and commercialization of new products requires significant investments in research and development, production, and marketing costs. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment and the growth prospects for our products will be adversely affected.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.

The unanticipated departure of any key member of our management team or employee base could have an adverse effect on our business. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Our sales, profitability, operating results and cash flows are sensitive to global economic conditions, financial markets and cyclicality, and could be adversely affected during economic downturns or financial market instability.

General economic conditions, financial market stability and business conditions of our customers’ industries affect demand for our products. The business of most of our customers, particularly our industrial, automotive, construction and electronics customers, can be cyclical in nature and sensitive to changes in general economic conditions. Political instability may lead to financial and economic instability, which could lead to deterioration in general global economic conditions. Downturns in the businesses that use our products will adversely affect our sales. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.

Price increases in raw materials and energy costs could adversely affect operating results and financial condition.

We purchase various plastic resins to produce our proprietary plastic compounds. These resins, derived from petroleum or natural gas, have been subject to periods of rapid and significant movements in price. These fluctuations in price may be caused or aggravated by a number of factors, including inclement weather, political instability or hostilities in oil-producing countries and supply and demand changes. We may not be able to pass on increases in the prices of raw materials and energy to our customers. As a result, higher petroleum or natural gas costs could lead to declining margins, operating results and financial conditions.

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

Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of inventories, products and wastes.

Our manufacturing operations are subject to the possible hazards and risks associated with polymer production and the related storage and transportation of inventories and wastes, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards, and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Extensive environmental, health and safety laws and regulations impact our operations and assets, and compliance, or lack of compliance, with these regulations could adversely affect our results of operations.

Our operations on and ownership of real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Environmental laws may have a significant effect on the costs of these activities involving inventory and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations of these laws.

Also, national and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. It is possible that we could be identified as a potentially responsible party at various sites in the future, which could result in being assessed substantial investigation or clean-up costs.

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

We conduct more than 75% of our business outside of the United States. We and our joint ventures currently have 12 manufacturing facilities located outside the United States. We have facilities and offices located in Mexico, Belgium, France, Germany, Poland, Hungary, Indonesia, Italy, Spain, Switzerland, China, Luxembourg, Sweden, Turkey, South Korea, Czech Republic, Denmark, Slovakia and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	intellectual property rights may be more difficult to enforce;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes may occur in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises;

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities; and

•	unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture in Indonesia.

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

The inability to achieve, delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies could adversely affect our profitability.

We have experienced a change in personnel in the CEO position. Our CEO has announced major plans and initiatives which are expected to reduce costs and improve efficiencies. We could be unable to achieve all the benefits from initiatives because of limited resources. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition.

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

We have numerous patents, trade secrets and know-how, domain names, trademarks and trade names, which are discussed under Item 1 of this Report. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.

Although our pension and postretirement plans currently meet all applicable minimum funding requirements, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

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

The threat of terrorist attacks or actual terrorist events in the United States or abroad could affect us in unpredictable ways. Terrorist threats or events could create political or economic instability, affecting our business in general. The increased costs related to heightened security could also have a negative impact on our financial condition. We insure our properties for acts of terrorism, however, we do not have expanded coverage related to such attacks. Should we choose to pursue such coverage, possible additional costs for this coverage could have a negative impact on our financial condition and results of operations. Such threats or events could also result in operational disruption, including difficulty in obtaining raw materials, difficulty in delivering products to customers, or general delay and inefficiencies in our supply chain. Additionally, our manufacturing facilities, both within the United States and those located abroad, may become direct targets or indirect casualties of terrorist attacks, leading to severe damage including loss of life and loss of property.

Increased indebtedness could restrict growth and adversely affect our financial health.

As of August 31, 2008, our debt on a consolidated basis was approximately $114.3 million. An increase in the level of indebtedness could have significant consequences. For example, it could:

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

We expect to pay expenses and to pay principal and interest on current and future debt from cash provided by operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance, which is subject in part to numerous economic, business and financial factors beyond our control. If our cash flow and capital resources are insufficient to fund our increased debt, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends, sell material assets or operations, obtain additional capital or restructure our debt.

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

We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.

We may acquire other businesses intended to complement or expand our business. The successful integration of these acquisitions will depend on our ability to integrate the assets and personnel acquired. We may encounter obstacles when incorporating the acquired operations with our operations and management. The acquired operations may not perform or provide the results expected when we first entered into the transaction. If the acquisitions are not integrated successfully or they do not perform as well as anticipated, this could adversely affect our results of operations and financial condition.

We may not be able to successfully market the joint venture or sale of the Company’s Invision business

During fiscal 2008, we announced plans to reduce spending on Invision as we refocused the business to non-automotive markets and look for a strategic partner or buyer for the business. If we are unsuccessful in this effort, we could potentially be required to record impairment or other charges related to this segment of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table indicates the location of each of the Company’s plastics compounding plant, the approximate annual plastics compounding capacity and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants:

					Approximate
	Approximate		Approximate		Floor Area
Location	Capacity (sq. ft.)		Capacity (lbs.)(1)		(Square Feet)
	(In thousands)

Bellevue, Ohio			86,500	(2)	160
Nashville, Tennessee			34,000		138

Total North America Engineered Plastics segment			120,500	(3)	298
Sharon Center, Ohio, Polybatch Color Center			14,000		113
San Luis Potosi, Mexico			83,000		187

Total North America Polybatch segment			97,000		300
Sharon Center, Ohio, total Invision segment	15,000	(4)			32
Bornem, Belgium			147,000		455
Opglabbeek, Belgium			5,500		17
Guangdong Province, China			37,000		112
Givet, France			243,000		222
Kerpen, Germany			154,500		484
Budapest, Hungary			500		7
East Java, Indonesia (Joint Venture)			27,500		136
Gorla Maggiore, Italy			41,500		115
Nowa Biala, Poland			2,000		49
Crumlin Gwent, South Wales, United Kingdom			77,000		106
Astorp, Sweden			9,000		27

Total European Segment	—		744,500		1,730

Total	15,000		962,000		2,360

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

(3) The North America Engineered Plastics segment included the St. Thomas, Ontario, Canada plant, which was shutdown in June 2008, and the Orange, Texas plant that was sold in March 2008. The capacity for these plants for fiscal 2008 was approximately 135 million pounds for the timeframe that they were operational in fiscal 2008. The remaining net book value of the building, land and related improvements are considered held for sale as of August 31, 2008.

(4) Includes the first production line for the new Invision® sheet product which is measured by the square foot. This is not currently included in the Company’s calculation of capacity utilization as it is still in a start-up phase.

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 55 warehouses for the Company worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company owns its corporate headquarters, which is located in Akron, Ohio and which contains approximately 48,000 square feet of office space. The Company leases sales offices in various locations globally.

The Company also owns a 158,000 square foot facility in Akron, Ohio that, until December 31, 2000, was a manufacturing operation. The facility was then used for warehousing, logistics, product sampling and product development. During fiscal 2008, the Company announced that this location would be the site for a new North America Polybatch plant. Production is expected to begin at this plant in fiscal 2009.

The Company also owns a 145,000 square foot facility in Orange, Texas, that, until August 31, 2003, was a manufacturing facility. The facility was previously used for warehousing and logistics, but was closed in fiscal 2007 and was placed for sale.

The Company owns a facility in Findlay, Ohio which is currently designated as held for sale. This facility along with the Orange, Texas former warehouse and the St. Thomas, Ontario, Canada facility are all considered held for sale as of August 31, 2008. Collectively, these locations have a net book value of approximately $10.5 million at August 31, 2008, which is included in property, plant and equipment in the Company’s consolidated balance sheets.

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

The following information is set forth pursuant to Item 401 (b) of Regulation S-K. The age, business experience during the past five years and offices held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:  Age 63; President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41 year tenure at The Goodyear Tire & Rubber Company.

Paul F. DeSantis:  Age 44; Chief Financial Officer and Treasurer of the Company since April 2006. Mr. DeSantis joined the Company as Vice President of Finance in January 2006; prior to that time, he was with Scott’s Miracle-Gro where he held various financial roles since 1997 before becoming Vice President and Corporate Treasurer of the Company in 2003.

Walter Belderbos:  Age 50; European Chief Financial Officer since July 2007. Mr. Belderbos previously served as the European Finance and IT Director since September 1989 when he joined the Company.

Gary A. Miller:  Age 62; Vice President Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Since 1992, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company.

David C. Minc:  Age 59; Vice President, General Counsel and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Bernard Rzepka:  Age 48; General Manager and Chief Operating Officer — Europe of the Company since September 1, 2008. Previously, Mr. Rzepka served as the Business Unit Manger of the Europe masterbatch line of business since February 2008. Prior to that time, Mr. Rzepka served as the Associate General Manager — Europe from 2007 to 2008. Prior to that, he served as the Managing Director of Germany from 2004 to 2007. Prior to that, Mr. Rzepka served as the head of the engineered plastics line of business in Europe from 2003 to 2004. He has been with A. Schulman, Inc. for 15 years, serving in a variety of technology and commercial management positions.

Jack Taylor:  Age 62; General Manager and Chief Operating Officer — Asia of the Company since September 1, 2008. Previously, Mr. Taylor served as the General Manager — Europe and Asia from 2003 to 2008. He has been an employee of A. Schulman for 30 years and has held a number of management positions.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market LLC under the symbol “SHLM.” At October 20, 2008, there were 551 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 20, 2008 was $15.36.

The quarterly high and low closing stock prices for fiscal 2008 and 2007 are presented in the table below.

	Fiscal 2008	Fiscal 2007
Common Stock Price Range	High - Low	High - Low

1st Quarter	$23.92 - 19.53	$25.04 - 22.49
2nd Quarter	$22.78 - 19.03	$23.03 - 19.90
3rd Quarter	$22.59 - 19.75	$24.26 - 20.31
4th Quarter	$24.41 - 21.32	$25.95 - 19.82

The quarterly cash dividends declared for fiscal 2008 and 2007 are presented in the table below.

Cash Dividends Per Share	Fiscal 2008	Fiscal 2007

1st Quarter	$0.145	$0.145
2nd Quarter	0.145	0.145
3rd Quarter	0.150	0.145
4th Quarter	0.150	0.145

	$0.590	$0.580

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

During fiscal 2008, as part of an agreement reached with the Barington Capital Group, L.P. (the “Barington Group”) the Board of Directors agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program and to repurchase 2.0 million shares prior to August 31, 2008 (the “2008 Repurchase Program”). The Company completed its 2.0 million share repurchase commitment during the fourth quarter of fiscal 2008.

The Company’s purchases of its common stock under the 2008 Repurchase Program during the fourth quarter of fiscal 2008 were as follows:

		Average
		Price Paid	Total Number of	Maximum Number of
	Total Number	Per Share	Shares Purchased as	Shares that may
	of Shares	(Excluding	Part of a Publicly	yet be Purchased
	Repurchased	Commissions)	Announced Plan	under the Plan

Beginning shares available				3,510,363
June 1-30, 2008	164,833	$23.65	164,833	3,345,530
July 1-31, 2008	182,600	$22.76	182,600	3,162,930
August 1-31, 2008	144,444	$23.31	144,444	3,018,486

Total	491,877	$23.22	491,877	3,018,486

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	(In thousands, except share and per share data)

Net sales	$1,984,011	$1,787,056	$1,616,386	$1,433,196	$1,239,091
Cost of sales	1,747,657	1,577,108	1,399,451	1,240,557	1,055,608
Other costs, expenses, etc.	202,765	166,812	159,990	145,697	131,084
Interest and other income	(2,404)	(4,138)	(5,202)	(2,394)	(2,252)

	1,948,018	1,739,782	1,554,239	1,383,860	1,184,440

Income before taxes	35,993	47,274	62,147	49,336	54,651
Provision for U.S. and foreign income taxes	17,944	24,655	29,485	17,243	26,745

Net income	$18,049	$22,619	$32,662	$32,093	$27,906

Total assets	$890,421	$874,115	$843,245	$784,362	$724,096
Long-term debt	$104,298	$123,080	$120,730	$63,158	$49,679
Total stockholders’ equity	$427,581	$427,013	$403,492	$462,103	$435,237
Average number of common shares outstanding, net of treasury shares:
Basic	26,794,923	27,032,348	29,961,580	30,619,780	30,128,117
Diluted	27,097,896	27,369,408	30,394,210	31,049,790	30,575,057
Diluted earnings per common share	$0.66	$0.82	$1.07	$1.03	$0.91
Cash dividends per common share	$0.59	$0.58	$0.58	$0.57	$0.54

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS AND RECENT DEVELOPMENTS

A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,200 employees and 16 plants in countries in North America, Europe and Asia. As a result of changes in North American management in the latter part of fiscal 2008 and an assessment of how the Company’s performance is reviewed and resources are allocated by the CODM, the Company redefined its North America segment to align with the Company’s North American business units during the third quarter of fiscal 2008. The segments are Europe, which includes Asia, North America Polybatch (“NAPB”), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”) and Invision.

The Company offers such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (PVC) used in packaging, durable goods and commodity products. The Company also offers a tolling service to customers from its European operations. Recently, the Company introduced its new Invision® sheet product which is a replacement for painted plastic.

Joseph M. Gingo was appointed as President and CEO effective January 1, 2008. On March 21, 2008, the Company’s former Chairman, President and CEO, Terry L. Haines, retired from the Company. The Company recorded expenses of approximately $3.6 million in connection with the CEO transition during the second quarter of fiscal 2008, which includes costs for both Mr. Gingo and Mr. Haines. On February 26, 2008, the Company announced that its Board of Directors appointed Mr. Gingo as Chairman of the Board.

In January 2008, Mr. Gingo announced a 100-day plan to improve profitability and drive growth. This plan focused on six primary areas:

•	More efficient and effective utilization of the Company’s North American manufacturing facilities;

•	Enhanced focus on value-added products;

•	Re-assessment of the Company’s North American automotive business;

•	Suspension of capital expenditures for Invision until a marketing strategy has been refined;

•	Identification of additional efficiencies in the sales and administrative structure of European and North American operations; and

•	Ensuring the best leadership team is in place to execute the strategy.

The Company has further articulated additional long-term initiatives including:

•	A global working capital initiative to get the Company’s working capital at competitive levels over the next three to four years;

•	An initiative to revamp the Company’s global purchasing processes and realize significant savings;

•	A revitalization of the Company’s product development process to ensure a pipeline full of higher margin products; and

•	A continuous improvement process to ensure cost reductions continue globally.

In February 2008, the Company announced the planned closure of the St. Thomas, Ontario, Canada plant and the approval to sell the Orange, Texas manufacturing facility. The Company plans to achieve more efficient and effective utilization through the consolidation of production and exit of low-margin businesses which no longer meet the Company’s strategy of focusing on higher margin value-added products. The details of the announcement and sale are discussed further in the Results of Operations section of this Management’s Discussion and Analysis and Results of Operations. The Company completed the sale of the Orange, Texas facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million.

The Company announced on November 16, 2007 that it reached an agreement with a group of investors led by the Barington Group on matters relating to the Company’s 2007 Annual Meeting of Stockholders which occurred on January 10, 2008. The Company agreed to form a special committee of the Board, to include Mr. James Mitarotonda, director, along with other directors, to consider all strategic alternatives available to the Company to maximize stockholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. The Board also agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program and to repurchase 2.0 million shares by the end of fiscal 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During the year ended August 31, 2008, the Company repurchased approximately 2.0 million shares of common stock at an average price of $21.20 per share.

During fiscal 2008, the Company has reduced spending on the Invision business as it refocuses the business to non-automotive markets. Management continues to be committed to the Invision business while seeking a potential joint venture partner or other strategic arrangement which can help accelerate the market development process.

A detailed discussion of the Company’s fiscal 2008 performance is included in the Results of Operations section.

RESULTS OF OPERATIONS 2008

Net consolidated sales for fiscal 2008 were $2.0 billion, an increase of $197.0 million or 11.0% over fiscal 2007’s net sales of $1.8 billion. The translation effect of foreign currencies, primarily the euro, increased net consolidated sales by approximately $175.8 million, or 9.8%, in fiscal 2008.

A comparison of consolidated net sales by segments is as follows:

			Increase (Decrease)		% Due to	% Due to	% Due to
Sales	2008	2007	Amount	%	Tonnage	Translation	Price/Product Mix

Europe	$1,504,401	$1,309,975	$194,426	14.8	(0.3)	12.9	2.2
NAPB	168,679	158,278	10,401	6.6	3.9	2.3	0.4
NADS	131,811	128,496	3,315	2.6	(8.9)	0.6	10.9
NAEP	178,704	190,143	(11,439)	(6.0)	(24.6)	1.0	17.6
Invision	416	164	252	—	—	—	—

	$1,984,011	$1,787,056	$196,955	11.0	(3.9)	9.8	5.1

Europe sales tonnage decreases were more than offset by price and mix as it exited some lower margin business as well as announced price increases.

The NAPB segment sales experienced an increase in volume, primarily during the early part of the year. Pricing increases were announced later in the year for this segment as well as the NAEP segment.

The Company sold its Orange, Texas facility in March 2008 and shutdown the Canada facility in June 2008. Both facilities were part of the NAEP segment. These actions decreased sales through decreased tonnage for this segment in fiscal 2008 as compared to the prior year. In addition, weaker markets and the elimination of lower-margin products drove lower sales in the NAEP segment.

The NADS sales increased through increased prices and exiting lower margin business.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for 2008 compared to 2007 is as follows:

Market	Fiscal 2008	Fiscal 2007

Packaging	38%	37%
Automotive	15	17
Other	47	46

	100%	100%

The North America segments include sales to customers in the automotive market accounting for 33% for the year ended August 31, 2008 and 38% for the year ended August 31, 2007. The U.S. automotive market is a special challenge for the Company. The automotive market accounts for approximately 61% of the NAEP business. As the U.S. automotive market continues to be under severe stress, the Company is actively looking to expand into other non-automotive markets. For the Europe segment, sales to customers in the packaging market accounted for 42% for the years ended August 31, 2008 and 2007.

The majority of the Company’s consolidated sales can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families compared to the previous year are as follows:

	2008		2007
Product Family	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$714,770	36	$627,268	35
Polyolefins	664,249	34	543,870	30
Engineered compounds	418,744	21	426,382	24
Polyvinyl chloride (PVC)	59,174	3	64,658	4
Tolling	19,466	1	21,450	1
Other	107,608	5	103,428	6

	$1,984,011	100	$1,787,056	100

A comparison of gross profit dollars and percentages by business segment for 2008 and 2007 is as follows:

			Increase (Decrease)
Gross profit $	2008	2007	$	%
	(In thousands, except for %’s)

Europe	$204,976	$171,066	$33,910	19.8
North America Polybatch	14,770	17,936	(3,166)	(17.7)
North America Distribution Services	10,013	10,431	(418)	(4.0)
North America Engineered Plastics	11,307	15,131	(3,824)	(25.3)
Invision	(4,712)	(4,616)	(96)	(2.1)

	$236,354	$209,948	$26,406	12.6

Gross profit%	2008	2007

Europe	13.6%	13.1%
North America Polybatch	8.8%	11.3%
North America Distribution Services	7.6%	8.1%
North America Engineered Plastics	6.3%	8.0%
Invision	—	—
Consolidated	11.9%	11.7%

The gross profit dollars increased for Europe for the year ended August 31, 2008 primarily due to the foreign currency translation effect which had a positive impact on gross profit of $23.1 million followed by favorable pricing and mix. Excluding the impact of foreign currency translation, gross profit for Europe increased $10.8 million. In fiscal 2007, the Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the year ended August 31, 2007, without an impact on cost of sales. Therefore, excluding the impact of foreign currency translation, gross profit increased $13.2 million for the year ended August 31, 2008. The European gross profit percentage increased for the year ended August 31, 2008. Contributions to the increase in gross profit dollars and percentage include increased selling prices and a better mix of product. Europe gross profit for fiscal year 2008 was negatively impacted by approximately $1.5 million for employee termination costs.

The gross profits for the NAPB business have declined to $14.8 million for the year ended August 31, 2008 from $17.9 million in the prior year. The decrease in gross profits is partially a result of increases in raw material costs, which were not completely offset by increases in pricing. In fiscal 2008, the Company announced two price increases of up to 20% for the NAPB business. In addition, certain restructuring efforts have been put in place primarily during the fourth quarter of fiscal 2008 to more efficiently utilize capacity and resources and reduce expenses. The Company has announced the opening of a North America Polybatch plant in the Company’s Akron, Ohio warehouse location which will allow the Company to better serve the U.S. markets more efficiently with local production capacity. This will also free up capacity in the Mexican plant to allow the Company to more efficiently serve the South American markets.

Gross profits for the NADS business have declined to $10.0 million in fiscal 2008 from $10.4 million last year, as increases in pricing helped to somewhat mitigate the sales tonnage decline.

Gross profits for the NAEP business have declined to $11.3 million for the year ended August 31, 2008 from $15.1 million in the prior year. The decline was primarily related to volume decreases in the broad business, particularly in automotive, as well as increases in raw material costs which have not been completely offset by increases in pricing. In fiscal 2008, the Company announced two price increases of up to 20% for the NAEP business. The fiscal 2007 gross profits for NAEP include accelerated depreciation related to the Company’s fiscal 2007 restructuring plan of approximately $1.1 million, which negatively impacted gross profit. In order to offset the effects of the weakening North American markets, the Company accelerated the Canadian plant closure to June 30, 2008. The Company’s closure of its St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility are expected to provide benefits for the NAEP segment beginning in fiscal 2009.

The Invision gross profit loss is due to the start-up nature of the line. The Company has reduced spending on Invision as it refocuses the business to non-automotive markets and also considers strategic alternatives for the segment.

A comparison of capacity utilization levels is as follows:

	2008	2007

Europe	87%	93%
North America Polybatch	101%	100%
North America Engineered Plastics	75%	79%
Worldwide	85%	90%

Europe capacity utilization declined primarily as a result of working capital initiatives to reduce inventory as well as some softening in the European markets. Additionally, the Company consciously reduced some of its lower margin business in the European segment.

Capacity utilization for the NAEP segment declined as a result of further weakness primarily in the domestic automotive market as compared to the prior year. As a result of the closure of the St. Thomas, Ontario, Canada facility the Company will move a limited amount of capacity to other North America facilities.

Overall worldwide utilization declined compared to the prior year reflecting the challenging marketplace facing the Company as well as efforts to reduce inventory. Pounds in inventory have declined almost 25% since August 31, 2007. The capacity utilization figures exclude production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The changes in selling, general and administrative expenses are summarized as follows:

	For the Year Ended August 31, 2008
	$ Increase	% Increase
	(In thousands, except for %’s)

Total change in selling, general and administrative expenses	$21,075	13.5%
Effect of foreign currency translation	12,225	7.4

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$8,850	6.1%

Selling, general and administrative expenses for fiscal 2008 include $0.6 million in costs associated with the termination of the lease of an airplane and CEO transition costs of $3.6 million. The Company also incurred approximately $0.7 million of fees in fiscal 2008 related to a proxy contest and $1.8 million of consulting costs relating to the development of a strategic plan, both which were not incurred in the previous year. Excluding these items, selling, general and administrative expenses as a percent of sales declined to approximately 8.6%, compared to 8.8% in fiscal 2007. The increase excluding these items and the foreign currency translation effect of $12.2 million, was $2.2 million, or 1.4%, all of which occurred in Europe. All Other North America costs declined 11.5% from fiscal 2007. Also included in fiscal 2008 selling, general and administrative expenses is additional bad debt expense as a result of customer bankruptcies.

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific customer applications. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $5.9 million and $7.8 million in fiscal years 2008 and 2007, respectively. These activities are primarily related to the new Invision® sheet product and to support new consumer packaging and automotive applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Interest expense was $7.8 million and $8.1 million for the years ended August 31, 2008 and 2007, respectively. This slight decrease of $0.3 million is primarily related to the lower borrowing levels as compared to the prior year.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a $1.1 million foreign currency transaction loss for the year ended August 31, 2008 as compared with a foreign currency transaction loss of $0.2 million for the year ended August 31, 2007. The foreign currency transaction gains or losses primarily relate to the changes in the value of the U.S. dollar compared with the Canadian dollar, the Mexican peso and to a lesser extent the euro. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the consolidated statements of income.

During fiscal 2008, the Company recorded curtailment gains of $4.0 million. The curtailment gains included $2.3 million related to its U.S. postretirement health care coverage plan as a result of a significant reduction in the expected years of future service primarily due to the sale of the Orange, Texas facility and a change in the executive management. In addition, the Company recorded a curtailment gain of $1.7 million as a result of the elimination of post retirement life insurance benefits under the U.S. postretirement health care coverage plan which eliminated the defined benefit for some or all of the future services of a significant number of plan participants.

Impairment related charges

As a result of the announcement to pursue a sale of the Company’s Orange, Texas facility, management deemed that a trigger to evaluate goodwill in North America had occurred. The goodwill in North America related only to the tolling reporting unit of which the Orange, Texas facility was the only facility. The tolling reporting unit is included in the Company’s North America Engineered Plastics segment. The reporting units for purposes of goodwill did not change as a result of the change in reportable segments made in the third quarter of fiscal 2008. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s analysis indicated an impairment of goodwill related to this tolling reporting unit which resulted in a charge of approximately $1.0 million recorded during the second quarter of fiscal 2008.

The Company also evaluated the inventory and property, plant and equipment of the Orange, Texas and St. Thomas, Ontario, Canada facilities, as a result of the announcement to shut down the Company’s manufacturing facility in St. Thomas, Ontario, Canada and to pursue a sale of the Company’s Orange, Texas facility. The Company recorded an impairment related to the long-lived assets of the Orange facility during the second quarter of fiscal 2008 of approximately $2.7 million. The Orange asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the total consideration received for this facility and related assets when it was sold in March 2008. This charge is included in the asset impairment line item in the Company’s consolidated statement of income. The impairment of the assets for the Orange, Texas facility is related to the North American Engineered Plastics reportable segment. All assets were sold during March 2008.

In connection with the closure of the St. Thomas, Ontario, Canada facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.7 million recorded during fiscal 2008. The Canada asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the Company’s estimate of future undiscounted cash flows for these assets. This charge is included in the asset impairment line item in the Company’s consolidated statement of income. The impairment of the assets for the Canadian facility is related to the North American Engineered Plastics reportable segment.

As part of new CEO Joe Gingo’s 100-day plan to improve profitability and drive growth, the Company announced on January 3, 2008 that it would suspend further capital expenditures on Invision until the marketing strategy had been refined. The Company has considered use of the Findlay, Ohio facility for other purposes, however, as of August 31, 2008 the Company considered all assets associated with this property as held for sale. The Company recorded an impairment of its Findlay, Ohio facility of $6.3 million during fiscal 2008 which is included in the asset impairment line item in the consolidated statement of income. The Findlay facility impairment was based on the estimated fair market value of the property which was determined using independent third party appraisals. The impairment recorded for the Findlay, Ohio facility is related to the Invision reportable segment.

As of August 31, 2008, the land, building and related improvements of the St. Thomas, Ontario, Canada facility, the Findlay, Ohio facility and a building the Company owns in Orange, Texas are considered to be held for sale. The net book value of these assets held for sale after impairment is approximately $10.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2008.

Restructuring related charges

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. Production related to low-margin business at the St. Thomas facility was discontinued and the remaining higher margin business is primarily being absorbed by the Company’s Nashville, Tennessee and Bellevue, Ohio manufacturing facilities. The facility was shutdown at the end of June 2008. The Company continues to move equipment and finalize closing procedures into early fiscal 2009.

The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. The Company decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. The Company recorded a loss on the sale of the Orange, Texas facility of approximately $0.3 million in the third quarter of fiscal 2008 which is included in other income in the Company’s consolidated statement of income. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.

During fiscal 2008, the Company recorded approximately $6.8 million in employee related costs which included estimated severance payments and medical insurance for approximately 170 employees whose positions have been or will be eliminated throughout the North American operations and administrative support. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the North America Engineered Plastics reportable segment. In the third quarter of fiscal 2008 in continuation of its initiatives, the Company announced it has changed its organizational reporting structure related to its North America operations. This change also resulted in the elimination of approximately 21 positions at the Sharon Center, Ohio plant which is included in the North America Polybatch segment. Costs not specifically connected to these events are related to All Other North America.

At August 31, 2008, the Company estimated it will incur additional charges for employee related costs, contract termination costs and other related costs of approximately $0.5 to $0.7 million related to these fiscal 2008 initiatives of the Company. The Company anticipates the majority of the accrued balance for restructuring charges to be paid during the first quarter of fiscal 2009. Due to the global economic slowdown subsequent to August 31, 2008, the Company anticipates additional cost reductions in fiscal 2009 although no plans have been detailed.

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

As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $1.1 million of accelerated depreciation for the year ended August 31, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions were eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At August 31, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.

In connection with the announced plans in fiscal 2007 and fiscal 2008, the Company recorded the following restructuring charges.

			Accrual Balance			Accrual Balance
	Fiscal 2007	Paid Fiscal	August 31,	Fiscal 2008	Paid Fiscal	August 31,
	Charges	2007	2007	Charges	2008	2008
	(In thousands)

Employee related costs	$980	$(906)	$74	$6,383	$(5,950)	$507
Other costs	68	(68)	—	434	(434)	—
Translation effect	—	—	—	—	—	(22)

Restructuring	1,048	$(974)	$74	$6,817	$(6,384)	$485

Accelerated depreciation, included in NAEP cost of sales in 2007	1,071

	$2,119

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	2008	2007	$ Difference
	(In thousands)

Europe	$96,612	$78,788	$17,824
North America Polybatch	6,697	10,187	(3,490)
North America Distribution Services	5,288	5,309	(21)
North America Engineered Plastics	(8,055)	(4,786)	(3,269)
Invision	(6,376)	(5,738)	(638)
All Other North America	(15,061)	(17,023)	1,962
Corporate and other	(21,098)	(14,216)	(6,882)
Interest expense, net	(5,476)	(5,812)	336
Foreign currency transaction losses	(1,133)	(219)	(914)
Other income	66	1,832	(1,766)
Curtailment gains	4,009	—	4,009
Goodwill impairment	(964)	—	(964)
Asset impairment	(11,699)	—	(11,699)
Restructuring expense	(6,817)	(1,048)	(5,769)

Income before taxes	$35,993	$47,274	$(11,281)

European operating income increased approximately $17.8 million, or 22.6% for the year ended August 31, 2008 compared to prior year primarily due to the favorable translation effect of foreign currencies on European operating income of $11.3 million. The remaining increase of $6.5 million is primarily a result of the increase in gross profit of $10.8 million discussed previously, which excludes the translation effect of foreign currencies, offset by increased European selling, general and administrative costs. In the previous year, the Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the year ended August 31, 2007, without an impact on cost of sales.

The decline in operating income for NAPB for fiscal 2008 as compared to prior year was primarily due to the decline in gross profit of $3.2 million, discussed previously, and the selling, general and administrative costs directly related to NAPB which have increased slightly compared to the prior year.

NADS operating income was flat for fiscal 2008 as compared to fiscal 2007 despite a decline in gross profit of $0.4 million, discussed previously, due to decreased direct NADS selling, general and administrative costs.

The NAEP operating loss increased $3.3 million compared to prior year primarily due to the decline in gross profit, as discussed previously. The decline in gross profit was partially offset by savings in selling, general and administrative costs related directly to NAEP resulting from Company initiatives. The Company’s announced closure of its St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility are expected to provide benefits for the NAEP segment beginning in fiscal 2009.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 49.9% in 2008 and 52.2% in 2007 is as follows:

	2008		2007
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$12,598	35.0%	$16,546	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(12,457)	(34.6)	(2,951)	(6.2)
U.S. losses with no tax benefit	12,880	35.8	8,705	18.4
U.S. restructuring and other U.S. unusual charges with no benefit	4,777	13.3	149	0.3
Provision for repatriated earnings	1,054	2.9	—	—
Establishment (resolution) of uncertain tax positions	(1,363)	(3.8)	—	—
Reduction of German tax rate	—	—	1,335	2.8
Other, net	455	1.3	871	1.9

	$17,944	49.9%	$24,655	52.2%

The effective tax rate of 49.9% for the year ended August 31, 2008 is greater than the U.S. statutory rate of 35% primarily because no tax benefits were recognized for U.S. losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, employee termination costs, lease termination costs, CEO transition costs, and the impairment of the Findlay, Ohio facility. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 52.2% for the 12 months ended August 31, 2007, the current year’s effective tax rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the resolution of uncertain tax positions.

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

Net Income and Earnings Per Share Reconciliation

	Year Ended		Year Ended
	August 31, 2008		August 31, 2007
	Income	Diluted EPS	Income	Diluted EPS
	(loss)	Impact	(loss)	Impact
	(In thousands except share data)

Net income applicable to common stock	$17,996	$0.66	$22,566	$0.82
Adjustments, net of tax, per diluted share:
Insurance claim settlement adjustment	368	0.01	—	—
Asset impairment	10,815	0.40	—	—
Goodwill impairment	964	0.04	—	—
Termination of lease for an airplane	640	0.02	—	—
CEO transition costs	3,582	0.13	—	—
Other employee termination costs	1,245	0.05	—	—
Curtailment gains	(4,009)	(0.15)	—	—
Restructuring expense	5,524	0.20	1,048	0.04
Accelerated depreciation	—	—	1,071	0.04
Legal fees related to potential European acquisition	—	—	628	0.02
Proceeds from an insurance settlement for a hurricane claim	—	—	(1,500)	(0.05)

Net income applicable to common stock before unusual items	$37,125	$1.36	$23,813	$0.87

Weighted-average number of shares outstanding — Diluted		27,098		27,369

RESULTS OF OPERATIONS 2007

Net consolidated sales for fiscal 2007 were $1.8 billion, an increase of 10.6% over sales of $1.6 billion in fiscal 2006. A comparison of net consolidated sales by business segments is as follows:

			Increase (Decrease)
Sales	2007	2006	Amount	%
	(In thousands, except for%’s)

Europe	$1,309,975	$1,122,742	$187,233	16.7
North America Polybatch	158,278	155,111	3,167	2.0
North America Distribution Services	128,496	140,823	(12,327)	(8.8)
North America Engineered Plastics	190,143	197,704	(7,561)	(3.8)
Invision	164	6	158	—

	$1,787,056	$1,616,386	$170,670	10.6

The components of the percentage change in 2007 net consolidated sales are as follows:

Increase

Tonnage	4.1%
Price/product mix	0.7
Translation effect	5.8

Percentage increase in sales	10.6%

Worldwide tonnage was up 4.1% for fiscal 2007 due to the increase in European tonnage of 5.5%. NAEP tonnage increased 4.8% and NAPB tonnage increased 1.5% while NADS tonnage declined 5.3% in fiscal 2007 primarily due to weakness in the marketplace in the first half of the fiscal year. The increase in European tonnage was a result of increased sales in higher volume, lower margin products. The translation effect of foreign currencies, primarily the euro, increased net consolidated sales by approximately $93.2 million in fiscal 2007.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for 2007 compared to 2006 is as follows:

	Fiscal	Fiscal
Market	2007	2006

Packaging	37%	36%
Automotive	17	17
Other	46	47

	100%	100%

The North America segments sales to customers in the automotive market accounted for 35% for the years ended August 31, 2007 and 2006. The U.S. automotive market has been under tremendous stress with the Company observing a decline in automotive production from the major Detroit-based automobile manufacturers during this period. For the Europe segment, sales to customers in the packaging market accounted for 42% and 44% for the years ended August 31, 2007 and 2006, respectively.

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

A comparison of gross profit dollars and percentages by business segment for 2007 and 2006 is as follows:

			Increase (Decrease)
Gross Profit $	2007	2006	$	%
	(In thousands, except for %’s)

Europe	$171,066	$163,826	$7,240	4.4
North America Polybatch	17,936	18,518	(582)	(3.1)
North America Distribution Services	10,431	13,522	(3,091)	(22.9)
North America Engineered Plastics	15,131	23,062	(7,931)	(34.4)
Invision	(4,616)	(1,993)	(2,623)	—

	$209,948	$216,935	$(6,987)	(3.2)

Gross Profit %	2007	2006

Europe	13.1%	14.6%
North America Polybatch	11.3%	11.9%
North America Distribution Services	8.1%	9.6%
North America Engineered Plastics	8.0%	11.7%
Invision	—	—
Consolidated	11.7%	13.4%

The gross profit dollars increased for Europe for the year ended August 31, 2007. The foreign currency translation effect had a positive impact on gross profit of $12.1 million for fiscal 2007. The Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the year ended August 31, 2007, without an impact on cost of sales. Therefore, excluding the impact of foreign currency translation and the $2.4 million claims reserve adjustment, gross profit was down $7.3 million for the year ended August 31, 2007. The European gross profit percentage decreased for the year ended August 31, 2007. The decline of gross profit and the gross profit percentage was due primarily to the following factors:

•	Higher raw material costs which the Company was not able to fully pass on through increased selling prices due to competitive price pressures, and

•	Decrease of production at the Company’s European manufacturing facilities, combined with successful efforts to reduce inventory negatively impacted the capacity utilization at these facilities.

Gross profit and gross profit percentages for NAPB, NAEP, and NADS decreased for the year ended August 31, 2007. The NADS, NAPB and NAEP gross profit decreases were the result of a change in product mix and increased raw materials costs that the Company was not able to fully pass on through increased selling prices. NADS experienced increased logistics costs on a lower volume of sales. The NAEP gross profit was negatively impacted by accelerated depreciation of approximately $1.1 million for the year ended August 31, 2007. This accelerated depreciation related to the Company’s announced restructuring plan.

A comparison of capacity utilization levels is as follows:

	2007	2006

Europe	93%	94%
North America Polybatch	100%	99%
North America Engineered Plastics	79%	79%
Worldwide	90%	90%

Capacity utilization for all the segments remained relatively flat as compared to the prior year. Overall, the weakening markets primarily in the first half of fiscal year 2007 and the Company’s efforts to reduce its inventory levels forced utilization levels to remain the same. In Europe, a change in demand, product mix and an increase in capacity at its France facility, combined with successful efforts to reduce inventory levels, negatively affected capacity utilization. The capacity utilization figures exclude the production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The changes in selling, general and administrative expenses are summarized as follows:

	For the Year Ended August 31, 2007
	$ Increase	% Increase
	(In thousands,
	except for %’s)

Total change in selling, general and administrative expenses	$10,882	7.5%
Effect of foreign currency translation	6,383	4.4

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$4,499	3.1%

Excluding the effect of foreign currency translation and $1.0 million of costs related to the Company’s evaluation of a possible acquisition target, selling, general and administrative expenses increased $3.5 million, or 2.4%, for the year ended August 31, 2007. The remaining $3.5 million increase is primarily due to the Company’s European segment, which had an increase of $3.8 million in selling, general and administrative expenses. This increase relates to increased services, which includes legal and professional costs and business process consultants, and increased compensation. The European increase was partially offset by a decline in All Other North America expenses of approximately $2.4 million. This was primarily a result of the Company’s North American restructuring and efforts to control the levels of selling, general and administrative expenses. The savings in All Other North America were slightly offset by the increase in these expenses from Invision of $1.0 million.

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific customer applications. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $7.8 million and $5.5 million in fiscal years 2007 and 2006, respectively. The increase in these activities is primarily related to the new Invision® sheet product and to support new consumer packaging and automotive applications.

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

One of the Company’s major facilities in Texas was closed for a two-week period in September 2005 because of Hurricane Rita. In addition, a warehouse in Texas also incurred damage from Hurricane Rita. The claim for this hurricane was filed with the insurance carriers, but the final recovery amount had not been finalized as of August 31, 2007. The Company received a $1.5 million payment in partial settlement of the claim during the fourth quarter of fiscal 2007. This amount was recorded in other income in the consolidated statement of income. Amounts not covered by insurance did not have a material impact on earnings.

Other income in fiscal 2007 was $1.8 million, which included $1.5 million of insurance proceeds for a claim related to hurricane damage as noted above. In fiscal 2006, other income of $1.9 million included income of $0.8 million from the cancellation by suppliers of certain distribution arrangements in Europe and the receipt of a life insurance settlement of approximately $0.5 million.

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its North American segments to profitability. In November 2006, in order to balance capacity with demand, reduce costs and improve efficiencies in the North American Engineered Plastics segment, the Company announced a plan to close two of its manufacturing lines at its Orange, Texas plant and reduce the workforce at its Bellevue, Ohio plant. In addition, the Company announced its intention to close a warehouse also located in Orange, Texas which was included in the NADS segment. This warehouse was closed in the third quarter of fiscal 2007. The manufacturing lines at the Orange, Texas plant continued production through the sale of this facility in March 2008 as unanticipated customer demand on certain lines delayed closure of these lines. In connection with this plan, the Company reduced its workforce by 65 positions.

In February 2007, the Company announced the second phase of its restructuring plan which implements several initiatives that will improve the Company’s operations and profitability in the North America segments as well as reduce All Other North America administrative costs.

These plans are expected to deliver annual savings of approximately $18 million. These estimated savings are coming from the following initiatives:

•	Reduction in the Company’s workforce by approximately 30 positions, primarily in the sales and administrative functions,

•	Reduction in the Company’s United States retiree healthcare coverage plan,

•	Greater cost sharing of employee and retiree medical plan costs,

•	Broad discretionary selling, general and administrative cost reductions,

•	Savings from improved purchasing processes, and

•	Improved logistics efficiencies.

In connection with this restructuring plan, the Company recorded pre-tax charges of $2.1 million for the year ended August 31, 2007. These charges are summarized below:

			Accrual Balance
	Fiscal 2007	Paid Fiscal	August 31,
	Charges	2007	2007
	(In thousands)

Employee related costs	$980	$(906)	$74
Other costs	68	(68)	—

Restructuring	1,048	$(974)	$74

Accelerated depreciation, included in NAEP cost of sales in 2007	1,071

	$2,119

The employee related costs include severance payments and medical insurance for employees whose positions were eliminated in North America. The Company recorded approximately $1.1 million of accelerated depreciation for the year ended August 31, 2007 which represents a change in estimate for the reduced life of equipment. At August 31, 2007, the Company estimated it would incur minimal additional charges for employee related costs which are not expected to impact the total charge of $2.1 million. The Company anticipates the remaining accrued balance for restructuring charges to be paid over the first seven months of fiscal 2008.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	2007	2006	Difference
	(In thousands)

Europe	$78,788	$82,665	$(3,877)
North America Polybatch	10,187	9,965	222
North America Distribution Services	5,309	8,172	(2,863)
North America Engineered Plastics	(4,786)	6,274	(11,060)
Invision	(5,738)	(2,775)	(2,963)
All Other North America	(17,023)	(19,415)	2,392
Corporate and other	(14,216)	(14,585)	369
Restructuring expense	(1,048)	—	(1,048)
Interest expense, net	(5,812)	(2,924)	(2,888)
Foreign currency transaction losses	(219)	(2,136)	1,917
Other income	1,832	1,892	(60)
Loss on extinguishment of debt	—	(4,986)	4,986

Income before taxes	$47,274	$62,147	$(14,873)

European operating income decreased for the year ended August 31, 2007, which includes the positive translation effect of foreign currencies of $5.7 million. Excluding the impact of translation of foreign currencies and the $2.4 million for the claims reserve, Europe operating income declined $12.0 million. This decline was due primarily to the decrease in gross profit of $7.3 million, which excludes the positive translation effect of foreign currencies of $12.1 million and the adjustment to the claims reserve. Excluding the translation effect of foreign currencies, the remaining decrease relates to a decrease in other income and an increase of approximately $4.8 million in selling, general and administrative expenses. The increase in selling, general and administrative expenses was due to the increase in services driven primarily by $1.0 million of legal and professional costs related to the evaluation of a possible acquisition target.

NAPB operating income for the year ended August 31, 2007 increased slightly due to savings in selling, general and administrative expense directly related to that segment as a result of restructuring efforts. The NAEP operating loss is primarily a result of the $7.9 million decline in gross profit, as discussed previously, in addition to an increase in directly related selling, general and administrative costs. The operating income for NADS declined as a result of a $3.0 million decline in gross profit which was partially offset by a decline in selling, general and administrative expenses for the year ended August 31, 2007 due primarily to the Company’s North American restructuring.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 52.2% in 2007 and 47.4% in 2006 is as follows:

	2007		2006
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Statutory U.S. tax rate	$16,546	35.0%	$21,752	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(2,951)	(6.2)	(4,043)	(6.5)
U.S. losses with no tax benefit	8,705	18.4	5,593	9.0
U.S. restructuring and other U.S. unusual charges with no benefit	149	0.3	404	0.6
Provision for repatriated earnings	—	—	2,243	3.6
Loss on extinguishment of debt — no tax benefit	—	—	1,745	2.8
Establishment (resolution) of uncertain tax positions	—	—	1,152	1.9
Reduction of German tax rate	1,335	2.8	—	—
Other, net	871	1.9	639	1.0

	$24,655	52.2%	$29,485	47.4%

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

Net Income and Earnings Per Share Reconciliation

	Year Ended August 31, 2007		Year Ended August 31, 2006
	Income	Diluted EPS	Income	Diluted EPS
	(loss)	Impact	(loss)	Impact
	(In thousands except share data)

Net income applicable to common stock	$22,566	$0.82	$32,609	$1.07
Adjustments, net of tax, per diluted share:
Provision for repatriated funds for share buyback	—	—	2,243	0.07
Loss on extinguishment of debt	—	—	4,986	0.16
Foreign exchange loss on repatriation of cash	—	—	1,153	0.04
Restructuring expense	1,048	0.04	—	—
Accelerated depreciation	1,071	0.04	—	—
Legal fees related to potential European acquisition	628	0.02	—	—
Proceeds from an insurance settlement for a hurricane claim	(1,500)	(0.05)	—	—

Net income applicable to common stock before unusual items	$23,813	$0.87	$40,991	$1.34

Weighted-average number of shares outstanding — Diluted		27,369		30,394

In connection with the Company’s financing arrangements, the Company prepaid its $50.0 million private placement 7.27% senior notes and terminated its $100.0 million revolving credit arrangement in fiscal 2006 in order to complete a self-tender offer to purchase its common stock as discussed below. Related to the financing and self-tender offer, the Company recorded a loss on extinguishment of debt of approximately $5.0 million, tax expense of $2.2 million to repatriate the funds from Europe and approximately $1.2 million of expense in foreign currency transaction losses on the repatriation of the funds.

In October 2005, the Company reached an agreement with a group of investors led by the Barington Group, which then had an ownership position of approximately 8.7% of the Company’s outstanding stock (the “2005 Agreement”). Under the terms of the 2005 agreement, among other things, the Barington Group withdrew its notice of intent to nominate persons for election as directors at the Company’s 2005 Annual Meeting and agreed to abide by certain standstill provisions until the Company’s 2007 Annual Meeting (the “Standstill Period”), while the Company, through its Board of Directors, expanded the size of the Board from 10 to 12 and appointed James A. Mitarotonda, a member of the Barington Group, to serve as a director until the 2007 Annual Meeting. The Company also agreed to initiate and consummate a self-tender offer by April 30, 2006.

On February 21, 2006, the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006 and it expired on April 11, 2006. On April 25, 2006, the Company announced the final results of the self-tender offer where the Company accepted for purchase 2,071,585 shares at a price of $24.00 per share for a total of approximately $49.7 million. The Company also incurred costs in connection with the self-tender of $0.5 million in legal and professional fees.

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

In October 2006, the Company reached another agreement with the Barington Group, which as of the date of the agreement owned an aggregate 2,816,536 shares, or approximately 10.5% of the Company’s common stock (the “2006 Agreement”). Under the terms of the 2006 Agreement, the Barington Group withdrew a notice of its intent to nominate certain persons for election as directors at the 2006 annual meeting, agreed to dismiss a lawsuit it had filed against the Company in Delaware seeking to enforce its rights as a stockholder to inspect and copy certain books, records and documents of the Company, and agreed to abide by certain standstill provisions until the Company’s 2007 annual meeting. The Company agreed, among other things, to nominate James S. Marlen, Ernest J. Novak, Jr. (each current directors of the Company), Howard R. Curd and Michael A. McManus, Jr. on the Board’s slate of nominees for election as Class II directors of the Company at the 2006 annual meeting. The 2006 Agreement also superseded the 2005 Agreement, except with respect to Sections 5(d), 6(a) and 9 of the 2005 Agreement.

The foregoing descriptions of certain of the terms of the 2005 Agreement and the 2006 Agreement are qualified in their entirety by reference to the full text of the agreements, each of which are attached as Exhibit 99.2 to the Forms 8-K filed by the Company on October 24, 2005 and October 26, 2006.

In November 2007, the Company reached an agreement with a group of investors lead by the Barington Group, in order to avoid a proxy solicitation contest at the 2007 Annual Meeting of Stockholders (the “2007 Agreement”). Under the terms of the 2007 Agreement, the Company agreed, amongst other things: (1) to announce the retirement of Terry L. Haines, the Company’s then President and CEO, by March 31, 2008; (2) to nominate an independent director, recommended by the Barington Group, for election as director at the 2007 Annual Meeting; (3) to authorize an increase in the number of shares of the Company’s common stock that could be repurchased by the Company to five million and use its reasonable best efforts to repurchase at least two million shares by August 31, 2008; and (4) to have the Board of Directors form a special committee to explore all strategic alternatives to maximize and improve shareholder value, including, without limitation, a strategic acquisition, merger or sale of the Company. Additionally, pursuant to the 2007 Agreement, the Barington Group agreed, amongst other things: (1) to withdraw its notice of intent to nominate certain persons for election as directors at the 2007 Annual Meeting and to withdraw its demand for copies of certain books and records; and (2) to vote all shares of the Company’s common stock it was entitled to vote in favor of the Board’s slate of nominees for election at the 2007 Annual Meeting.

The foregoing description of certain of the terms of the 2007 Agreement are qualified in their entirety by reference to the full text of such agreement, which is attached as Exhibit 99.1 to the Form 8-K filed by the Company on November 20, 2007.

The Company’s Special Committee of the Board, whose voting members are all independent directors, has been actively reviewing strategic alternatives for the Company. UBS, the Company’s financial advisor retained for this purpose, identified potential partners for a strategic transaction and reached the point that a tentative offer to purchase the Company was made over the summer of fiscal 2008. However, the Special Committee concluded the offer was inadequate. Although the Board left the door open for an improved offer, the other party declined that opportunity. The Special Committee will continue to pursue all strategic options, including a possible sale or merger of the Company, potential acquisitions by the Company, and continued execution of the Company’s strategic plan.

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

RESTRUCTURING CHARGES

Restructuring charges are recorded in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43, (“SFAS 112”) or FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), as applicable. Employee related restructuring charges are recorded in accordance with SFAS 112 if the benefits are based on an existing benefit arrangement and are recorded in accordance with SFAS 146 if the benefits are based on a one-time termination benefit arrangement. All other costs associated with an exit or disposal activity are recognized when the liability is incurred in accordance with SFAS 146.

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

LONG-LIVED ASSETS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. Fair value is the basis for the measurement of any asset write-downs that are recorded in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). Estimated remaining useful lives are the basis for the measurement of any adjustments that are reflected as accelerated depreciation in cost of sales in accordance with SFAS 144.

INCOME TAXES

The Company’s provision for income taxes involves a significant amount of judgment by management. This provision is impacted by the income and tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate. No taxes are provided on earnings which are permanently reinvested.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on September 1, 2007 resulting in an increase to the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.

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

The Company has several postretirement benefit plans worldwide. These plans consist primarily of defined benefit and defined contribution pension plans and other postretirement benefit plans. For financial statements prepared in conformity with accounting principles generally accepted in the United States of America, many assumptions are required to be made in order to value the plans’ liabilities on a projected and accumulated basis, as well as to determine the annual expense for the plans. The assumptions chosen take into account historical experience, the current economic environment and management’s best judgment regarding future experience. Assumptions include the discount rate, the expected long-term rate of return on assets, future salary increases, health care escalation rates, cost of living increases, turnover, retirement ages and mortality. Based on FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Postretirement Plans (“SFAS 158”), the full unfunded liability has to be recognized on the balance sheet. The cumulative difference between actual experience and assumed experience is included in accumulated other comprehensive income. For most of the plans, these gains or losses are recognized in expense over the average future working lifetime of employees to the extent that they exceed 10% of the greater of the Projected Benefit Obligation (or Accumulated Post-retirement Benefit Obligation for other postretirement benefits) and assets. The effects of any plan changes are also included as a component of accumulated other comprehensive income and then recognized in expense over the average future working lifetime of the affected plan. With the adoption at August 31, 2007 of SFAS 158, the full unfunded liability of all the Company’s defined benefit pension and other postretirement benefit plans were included on the Company’s consolidated balance sheets at August 31, 2008 and 2007.

For the majority of the Company’s pension plans, the Company consults with various actuaries annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 6.3% for fiscal 2008. For the other postretirement benefit plan, the rate is 7.0% and is obtained from the Citigroup Pension Liability Index and Discount Curve. This rate represents the higher interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.8% for fiscal 2008.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2008:

		Impact on	Impact on
		August 31,	August 31,
		2008	2008
	Impact on	Projected	Projected
	2008	Benefit	Benefit
	Benefits	Obligation for	Obligation for
Change in Assumption	Expense	Pension Plans	Postretirement Plans
	(In thousands)

25 basis point decrease in discount rate	$290	$3,134	$312
25 basis point increase in discount rate	$(251)	$(2,949)	$(300)
25 basis point decrease in expected long-term rate of return on assets	$40	$—	$—
25 basis point increase in expected long-term rate of return on assets	$(40)	$—	$—

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

The Company grants certain types of equity grants which involve market conditions for determining vesting. These awards vest based on total shareholder return over a certain period compared to the shareholder return of other peer companies. The concept of modeling is used with such awards because observable market prices for these types of awards are not available. The modeling technique that is generally considered to most appropriately value this type of award is the Monte Carlo simulation. These models are considered to be a more refined estimate of fair value for awards with market conditions than the Black-Scholes model. The Monte Carlo simulation requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the correlation rate of the Company’s stock price compared to peer companies and the Company’s dividend yield. The Company uses historical data to determine the assumptions to be used in the Monte Carlo simulation and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments, future forfeitures and future correlation experience may result in a material change to the fair value calculation of share-based awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award, the correlation rate and the dividend yield, may materially affect the Company’s future stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

	August 31,	August 31,	%
	2008	2007	Change
	(In millions, except for %’s)

Cash and cash equivalents	$97.7	$43.0	127.2%
Working capital, excluding cash	305.2	375.5	(18.7)
Long-term debt	104.3	123.1	(15.3)
Stockholders’ equity	427.6	427.0	0.1

As of August 31, 2008, the current ratio was 2.6 to 1 and working capital, excluding cash, was $305.2 million. The decline in working capital was a result of the Company’s long-term working capital reduction program. Net cash provided from operations was $155.8 million in 2008 compared with $64.8 million in 2007. The improvement from last year was due to a substantial reduction of inventory and better management of accounts payable driven by a Company-wide initiative to reduce overall working capital. Cash used in investing activities was $22.4 million in 2008 compared with $38.0 million in 2007. The $15.6 million decrease was mainly due to a business acquisition completed in fiscal 2007. Cash used in financing activities increased $39.9 million due primarily to the Company’s purchases of approximately 2.0 million shares of its common stock.

The Company’s cash and cash equivalents were $97.7 million at August 31, 2008, an increase of $54.7 million from August 31, 2007. The increase is primarily due to this initiative to reduce overall working capital, excluding cash. The Company has made efforts to diversify the institutions which hold its cash in light of the current financial market situation.

Accounts receivable increased slightly in 2008 by $3.2 million, or 1%, however the translation effect of foreign currencies, primarily the euro, accounted for an increase of $19.1 million in accounts receivable. Excluding the translation effect, accounts receivable declined approximately $15.9 million, or 5.0%.Days in accounts receivable decreased to 58 days at August 31, 2008 from 62 days at August 31, 2007, which is driven by the mix of customers and efforts to reduce days outstanding through various means including enhanced collection efforts.

Inventory decreased approximately $38.1 million in 2008 or 14.5%. The translation effect of foreign currencies increased inventory by $12.2 million, therefore, inventory decreased $50.3 million excluding the translation effect. The Company’s days sales in inventory improved from 60 days at August 31, 2007 to 48 days at August 31, 2008. This improvement is driven by efforts to reduce inventory across the Company.

Accounts payable increased $32.4 million from August 31, 2007, however the translation effect of foreign currencies, primarily the euro accounted for $8.6 million of the increase. Days payable increased from 30 days at August 31, 2007 to 34 days at August 31, 2008. As a result of leveraging the Company’s global buying position, the Company was able to renegotiate terms which were more consistent with the Company’s accounts receivables terms.

Capital expenditures for the year ended August 31, 2008 were $26.1 million compared with $29.4 million last year. The major components of the capital expenditures included machinery and equipment at the Company’s Belgium plant and in the United States related to the new Akron, Ohio plant for North America Polybatch. The Company anticipates approximately $25 million to $35 million in capital expenditures in fiscal 2009 which include continued investment related to the preparation of the North America Polybatch plant.

The Company has a credit facility that consists of $260.0 million of revolving credit lines (“Credit Facility”) of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which was put in place on February 28, 2006 and matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of the year ended August 31, 2008, the Company was not in violation of any of its covenants relating to the Credit Facility.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The credit facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At August 31, 2008, there was $7.0 million outstanding on the credit facility which is considered short-term. There were no short-term borrowings at August 31, 2007. This amount is included in notes payable in the Company’s consolidated balance sheets. As of August 31, 2008 there were no long-term borrowings under the Credit Facility. The Company had long-term borrowings of $23.6 million at August 31, 2007 under the Credit Facility.

During fiscal 2006, the Company used proceeds from the Credit Facility to prepay its $50.0 million 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. The deferred interest was related to proceeds deferred in 1999 when the Company completed an interest rate lock. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $73.8 million at August 31, 2008. The fair market value of the Euro Notes is approximately €43.4 million at August 31, 2008, which approximates $63.7 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of the year ended August 31, 2008, the Company was not in violation of any of its covenants relating to the Senior Notes.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

Charges of $2.6 million related to the issuance of the Senior Notes and the Credit Facility in fiscal 2006 were deferred and are being amortized over the contractual lives of the Senior Notes and the Credit Facility, respectively.

The Company had approximately $8.5 million of uncollateralized short-term lines of credit from various domestic banks at August 31, 2008 and 2007. There were no borrowings at August 31, 2008 and 2007 under these lines of credit.

The Company had approximately $51.0 million and $46.9 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2008 and August 31, 2007, respectively. There was approximately $2.5 million and $2.8 million outstanding under these lines of credit at August 31, 2008 and 2007, respectively.

	As of August 31,
	2008	2007
	(In millions)

Total gross available funds from credit lines and notes
Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$51.0	$46.9
Borrowings outstanding
Credit Facility	7.0	23.6
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.5	2.8
Total net available funds from credit lines and notes
Credit Facility	$253.0	$236.4
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$48.5	$44.1

The Company has approximately $0.9 million in capital lease obligations, of which $0.4 million is current. The current portion of capital lease obligations was $0.4 million in fiscal 2007. The Company’s current portion of capital lease obligations is included in other accrued liabilities on the Company’s consolidated balance sheets.

The Company’s unfunded pension liability is approximately $64.1 million at August 31, 2008. This amount is primarily due to an unfunded plan of $50.5 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the Company’s consolidated statements of income. The Company estimates that a 10% change in foreign exchange rates at August 31, 2008 would have changed the fair value of the contracts by approximately $0.9 million. Changes in the fair value of forward foreign exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

During the year ended August 31, 2008, the Company paid cash dividends aggregating to $0.59 per share. The total amount of these dividends was $16.0 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2008, the Company issued approximately 206,000 common shares upon the exercise of employee stock options and approximately 245,000 common shares were issued to employees under the restricted stock plan. The total amount received from the exercise of the stock options was $3.9 million.

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

As a part of an agreement reached with the Barington Group during fiscal 2008, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program (“2008 Repurchase Program”). The Company announced its intent to repurchase at least 2.0 million shares under the 2008 Repurchase Program in the fiscal year ended August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During fiscal 2008, the Company repurchased approximately 2.0 million shares of common stock at an average price of $21.20 per share leaving approximately 3.0 million shares available to be repurchased, if the Company chooses to do so, under the 2008 Repurchase Program.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the “accumulated other comprehensive income” account in stockholders’ equity. The continued weakness of the U.S. dollar during the year ended August 31, 2008 increased this account by $20.7 million. Based on past performance and current expectations, Management believes the Company’s cash and cash equivalents, investments, and cash generated from operations will satisfy the Company’s working capital needs, capital expenditures, contractual obligations and other liquidity requirements associated with operations through at least the next 12 months. Additional common stock repurchases would generally be funded through incremental borrowing.

A summary of the Company’s future obligations subsequent to August 31, 2008 are presented below:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
	(In thousands)

Short Term Debt	$9,540	$—	$—	$—	$9,540
Long Term Debt	—	—	30,000	73,847	103,847
Capital Lease Obligations	444	446	4	—	894
Operating Lease Obligations	3,010	4,147	1,854	92	9,103
Purchase Obligations(a)	74,990	20,441	7,425	—	102,856
Pension Obligations	3,600	—	—	—	3,600
Postretirement Benefit Obligations	880	1,898	2,102	5,708	10,588
Deferred Compensation Obligations	2,837	6,301	400	775	10,313
Uncertain tax positions(b)	627	—	—	—	627
Interest payments	5,554	10,347	8,594	8,406	32,901

	$101,482	$43,580	$50,379	$88,828	$284,269

(a)	Purchase obligations include purchase contracts and purchase orders for inventory.

(b)	Due to the uncertainty of the timing and amount of future cash payments for uncertain tax positions, FIN 48 liabilities are only shown above if the amount can be reasonably estimated.

Operating lease information is provided in the Notes to the Consolidated Financial Statements appearing in Item 8 of this Report. The aggregate future minimum rental commitment for non-cancelable leases, excluding obligations for taxes, insurance, etc. was $9.1 million at August 31, 2008.

The Company’s outstanding commercial commitments at August 31, 2008 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The adoption of certain portions of FAS 157 has been deferred to later years, although the Company is required to adopt part of SFAS 157 in fiscal year 2009. The Company does not expect the implementation of SFAS 157 in fiscal 2009 related to financial assets and financial liabilities to have a material impact on the Company’s financial position, results of operations and cash flows. The remaining portions of SFAS 157 which relate to nonfinancial assets and nonfinancial liabilities will be adopted in fiscal 2010. The Company is currently evaluating the impact, if any, of this portion of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company does not expect the implementation of SFAS 159 in fiscal 2009 to have a material impact on its financial position, results of operations and cash flows.

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

CAUTIONARY STATEMENTS

Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:

•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;

•	Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;

•	Changes in customer demand and requirements;

•	Escalation in the cost of providing employee health care;

•	The outcome of any legal claims known or unknown;

•	The performance of the North American automotive market;

•	The global financial market turbulence; and

•	The global or regional economic slowdown or recession.

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

The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At August 31, 2008, the Company had no long-term borrowings against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. SCHULMAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes as of September 1, 2007 (Note 1) and defined benefit pension and other postretirement plans as of August 31, 2007 (Note 7).

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

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 29, 2008

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
	2008	2007	2006
	(In thousands except share and per share data)

Net sales	$1,984,011	$1,787,056	$1,616,386
Cost of sales	1,747,657	1,577,108	1,399,451
Selling, general and administrative expenses	177,475	156,400	145,518
Minority interest	872	1,027	1,116
Interest expense	7,814	8,118	6,234
Interest income	(2,338)	(2,306)	(3,310)
Foreign currency transaction losses	1,133	219	2,136
Other income	(66)	(1,832)	(1,892)
Curtailment gains	(4,009)	—	—
Goodwill impairment	964	—	—
Asset impairment	11,699	—	—
Restructuring expense	6,817	1,048	—
Loss on extinguishment of debt	—	—	4,986

	1,948,018	1,739,782	1,554,239

Income before taxes	35,993	47,274	62,147
Provision for U.S. and foreign income taxes	17,944	24,655	29,485

Net income	$18,049	$22,619	$32,662

Weighted-average number of shares outstanding:
Basic	26,794,923	27,032,348	29,961,580
Diluted	27,097,896	27,369,408	30,394,210
Earnings per share of common stock:
Basic	$0.67	$0.83	$1.09
Diluted	$0.66	$0.82	$1.07

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2008	2007
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$97,728	$43,045
Accounts receivable, less allowance for doubtful accounts of $8,316 in 2008 and $9,056 in 2007	320,926	317,774
Inventories, average cost or market, whichever is lower	224,964	263,047
Prepaid expenses and other current assets	18,499	16,163

Total current assets	662,117	640,029

Other assets:
Cash surrender value of life insurance	2,665	2,231
Deferred charges and other assets	23,017	21,784
Goodwill	10,679	9,350
Intangible assets	195	174

	36,556	33,539

Property, plant and equipment, at cost:
Land and improvements	17,026	16,768
Buildings and leasehold improvements	156,465	145,952
Machinery and equipment	346,999	352,044
Furniture and fixtures	41,272	38,955
Construction in progress	9,726	13,035

	571,488	566,754
Accumulated depreciation and investment grants of $1,123 in 2008 and $1,322 in 2007	379,740	366,207

Net property, plant and equipment	191,748	200,547

	$890,421	$874,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,540	$2,762
Accounts payable	174,226	141,838
U.S. and foreign income taxes payable	3,212	11,544
Accrued payrolls, taxes and related benefits	37,686	32,249
Other accrued liabilities	34,566	33,112

Total current liabilities	259,230	221,505

Long-term debt	104,298	123,080
Other long-term liabilities	88,235	91,316
Deferred income taxes	5,544	5,640
Minority interest	5,533	5,561
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares in 2008 and 2007	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 42,231,341 shares in 2008 and 41,784,640 shares in 2007	42,231	41,785
Other capital	112,105	103,828
Accumulated other comprehensive income	79,903	50,092
Retained earnings	513,451	509,415
Treasury stock, at cost, 16,095,491 shares in 2008 and 14,113,977 shares in 2007	(321,166)	(279,164)

Common stockholders’ equity	426,524	425,956

Total stockholders’ equity	427,581	427,013

	$890,421	$874,115

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
				Comprehensive			Unearned Stock	Total
	Preferred	Common	Other	Income	Retained	Treasury	Grant	Stockholders’
	Stock	Stock	Capital	(Loss)	Earnings	Stock	Compensation	Equity
	(In thousands except per share data)

Balance at August 31, 2005	$1,057	$39,989	$74,973	$26,552	$487,998	$(165,232)	$(3,234)	$462,103
Comprehensive income for 2006:
Net income for 2006					32,662
Foreign currency translation gain				6,830
Minimum pension liability adjustment (net of tax of $214)				(489)
Total comprehensive income								39,003
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.58 per share					(17,609)			(17,609)
Purchase of treasury stock						(95,825)		(95,825)
Stock options exercised		650	9,150					9,800
Restricted stock issued, net of forfeitures		68	(68)					—
Non-cash stock based compensation			4,525					4,525
Reclassification due to adoption of SFAS 123R			(3,234)				3,234	—
Amortization of restricted stock			1,548					1,548

Balance at August 31, 2006	1,057	40,707	86,894	32,893	502,998	(261,057)	—	403,492
Comprehensive income for 2007:
Net income for 2007					22,619
Foreign currency translation gain				16,195
Minimum pension liability adjustment (net of tax of $263)				3,806
Total comprehensive income								42,620
Adjustment to initially apply SFAS 158 (net of tax of $2,585)				(2,802)				(2,802)
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.58 per share					(16,149)*			(16,149)
Purchase of treasury stock						(18,107)		(18,107)
Stock options exercised		743	13,173					13,916
Restricted stock issued, net of forfeitures		335	(335)					—
Non-cash stock based compensation			1,851					1,851
Amortization of restricted stock			2,245					2,245

Balance at August 31, 2007	1,057	41,785	103,828	50,092	509,415	(279,164)	—	427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	—	2,078

Adjusted balance at September 1, 2007	1,057	41,785	103,828	50,092	511,493	(279,164)	—	429,091
Comprehensive income for 2008:
Net income for 2008					18,049
Foreign currency translation gain				20,715
Net change in net actuarial losses (net of tax of $1,709)				4,815
Net change in prior service costs (credit) (net of tax of $138)				4,246
Net change in unrecognized transition obligations (net of tax of $0)				35
Total comprehensive income								47,860
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.59 per share					(16,038)			(16,038)
Stock options exercised		206	3,716					3,922
Restricted stock issued, net of forfeitures		245	(245)					—
Redemption of common stock to cover tax withholdings		(5)	(89)					(94)
Purchase of treasury stock						(42,002)		(42,002)
Non-cash stock based compensation			743					743
Amortization of restricted stock			4,152					4,152

Balance at August 31, 2008	$1,057	$42,231	$112,105	$79,903	$513,451	$(321,166)	$—	$427,581

*	Includes approximately $0.3 million related to the redemption of the special stock purchase rights which were paid at a price of $0.01 per share for shareholders of record on January 19, 2007. This $0.01 is not included in the $0.58 per share for common stock dividends.

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2008	2007	2006
		(In thousands)

Provided from (used in) operating activities:
Net income	$18,049	$22,619	$32,662
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	27,721	25,802	24,912
Deferred tax provision	(2,597)	(1,865)	1,552
Pension and other deferred compensation	3,259	11,347	11,019
Postretirement benefit obligation	2,839	(2,837)	3,339
Net losses on asset sales	318	68	150
Minority interest in net income of subsidiaries	872	1,027	1,116
Restructuring charges, including accelerated depreciation of $1,071 in fiscal 2007	6,817	2,119	—
Goodwill impairment	964	—	—
Asset impairment	11,699	—	—
Curtailment gains	(4,009)	—	—
Proceeds of insurance settlements	—	750	—
Proceeds from life insurance benefits	—	—	580
Non-cash items related to loss on extinguishment of debt	—	—	180
Changes in assets and liabilities:
Accounts receivable	16,614	(29,088)	(41,193)
Inventories	54,682	37,942	(45,815)
Accounts payable	25,838	(3,018)	30,752
Restructuring payments	(6,384)	(974)	—
Income taxes	(5,247)	(2,006)	(1,433)
Accrued payrolls and other accrued liabilities	1,704	789	6,154
Changes in other assets and other long-term liabilities	2,646	2,222	(4,830)

Net cash provided from operating activities	155,785	64,897	19,145

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(26,070)	(29,379)	(29,239)
Proceeds from the sale of assets	3,700	1,284	2,398
Business acquisitions, net of cash acquired	—	(11,277)	—
Proceeds of insurance settlements	—	1,295	—

Net cash used in investing activities	(22,370)	(38,077)	(26,841)

Provided from (used in) financing activities:
Cash dividends paid	(16,091)	(16,202)	(17,662)
Increase (decrease) in notes payable	5,997	(9,372)	9,426
Borrowings on revolving credit facilities	119,557	63,076	131,318
Repayments on revolving credit facilities	(145,112)	(66,871)	(118,989)
Proceeds from issuance of 4.485% and floating rate senior notes	—	—	91,943
Prepayments of 7.27% senior notes	—	—	(50,000)
Payment of debt issuance costs	—	—	(2,640)
Cash distributions to minority shareholders	(900)	(1,250)	(600)
Common stock issued	3,828	13,916	9,800
Purchases of treasury stock	(42,002)	(18,107)	(95,825)

Net cash used in financing activities	(74,723)	(34,810)	(43,229)

Effect of exchange rate changes on cash	(4,009)	373	(742)

Net increase (decrease) in cash and cash equivalents	54,683	(7,617)	(51,667)

Cash and cash equivalents at beginning of year	43,045	50,662	102,329

Cash and cash equivalents at end of year	$97,728	$43,045	$50,662

Cash paid during the year for:
Interest	$7,531	$7,829	$4,941
Income Taxes	$27,405	$31,230	$33,175

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

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Currently, the Company’s CEO reviews performance and allocates resources for the European segment as a whole not at the business line level and therefore no changes have been made to the European segment. The reportable segments are Europe (which includes Asia), North America Polybatch (“NAPB”) (which comprises the masterbatch line of business), North America Distribution Services (“NADS”), North America Engineered Plastics (“NAEP”) and Invision.

The Company’s European segment, which includes the Asia operations, is the largest segment for the Company. The segment is managed by the General Manager of Europe and Asia however within the European General Manager’s responsibilities include managers of each line of business for engineered plastics, masterbatch and distribution services. The Company’s masterbatch business is anchored by the global research and development center in Bornem, Belgium while the engineered plastics line of business is anchored by the Company’s technology center in Sindorf, Germany. The General Manager of Europe and Asia reports directly to the CEO.

The North America Polybatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. Invision includes solely the A. Schulman Invision, Inc. legal entity which provides a new sheet product. This business is in a start-up phase as the Company is exploring potential market opportunities. As a result of the redefined segments, certain portions of the Company’s North American operations which are not managed separately are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Prior periods have been restated to reflect the current presentation.

The Company historically identified and presented two geographical operating segments, North America and Europe, which includes Asia, based on how the CODM regularly reviewed information and allocated resources. Prior periods have been restated to reflect the current presentation.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $44.0 million at August 31, 2008 and $11.0 million at August 31, 2007. Investments with maturities between three and twelve months are considered to be short-term investments. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value.

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

The Company provides tolling services primarily in Europe as a fee for processing of material provided and owned by customers. On some occasions, the Company is required to provide certain amounts of its materials, such as additives or packaging. These materials are charged to the customer as an addition to the tolling fees. The Company recognizes revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

Goodwill

The Company does not amortize goodwill. However, the Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the Company’s announcement in February 2008 to pursue a sale of its Orange, Texas facility, the Company noted a trigger event to test for impairment of goodwill in the North America Engineered Plastics segment. The analysis of goodwill in the North America Engineered Plastics segment related to the tolling reporting unit resulted in an impairment charge of approximately $1.0 million in fiscal 2008. The Company also completed its annual impairment review as of February 29, 2008 of the remaining goodwill which is related to the European segment and noted no impairment. During fiscal 2008, the Company did not identify any other events that required an impairment test.

Long-Lived Assets

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. As a result of the Company’s announcements to pursue a sale of its Orange, Texas and Findlay, Ohio facilities and close the St. Thomas, Ontario, Canada facility, the Company recorded impairment charges of approximately $11.7 million in fiscal 2008. At August 31, 2008, the Company had approximately $10.5 million of assets held for sale related to the St. Thomas, Ontario, Canada and Findlay, Ohio facilities and a building in Orange, Texas. These assets are included in the property, plant and equipment line item in the Company’s consolidated balance sheet. The Company noted no other impairments in fiscal 2008 in relation to its impairment tests of long-lived assets.

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

On September 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires the Company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more-likely-than-not that the position will be sustained.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2008, the Company announced that it planned to amend its U.S. postretirement health care coverage plan by eliminating post-65 retiree coverage as of March 24, 2008. Also during fiscal 2008, the Company announced the elimination of post retirement life insurance benefits under the U.S. postretirement health care coverage plan which eliminated the defined benefit for some or all of the future services of a significant number of plan participants.

The Company maintains a 401(k) plan for U.S. employees. Generally, the plan allows eligible employees to contribute a portion of their base compensation, with the Company currently contributing 3% of the employee’s base compensation regardless of the employee’s contributions.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each reporting period end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Accumulated other comprehensive income in stockholders’ equity includes translation adjustments arising from the use of different exchange rates from period to period.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2008 presentation.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted. SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. The forward foreign exchange contracts were adjusted to their fair market value through the income statement. Gains or losses on forward contracts that hedge specific transactions are recognized in the consolidated statement of income offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges. In 2004, the Company entered into an interest-rate swap agreement which was designated as a fair value hedge in accordance with SFAS 133. This interest-rate swap was terminated during fiscal 2006 in connection with the prepayment of the senior notes, as discussed in Note 4.

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

New Accounting Pronouncements

On September 15, 2006 the FASB issued FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement. SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The adoption of certain portions of FAS 157 has been deferred to later years, although the Company is required to adopt part of SFAS 157 in fiscal year 2009. The Company does not expect the implementation of SFAS 157 in fiscal 2009 related to financial assets and financial liabilities to have a material impact on the Company’s financial position, results of

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and cash flows. The remaining portions of SFAS 157 which relate to nonfinancial assets and nonfinancial liabilities will be adopted in fiscal 2010. The Company is currently evaluating the impact, if any, of this portion of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company is required to adopt SFAS 159 in fiscal year 2009. The Company does not expect the implementation of SFAS 159 in fiscal 2009 to have a material impact on its financial position, results of operations and cash flows.

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

NOTE 2 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Beginning balance	$9,056	$9,409
Provision	3,116	2,019
Write-offs, net of recoveries	(4,181)	(2,713)
Translation effect	325	341

Ending balance	$8,316	$9,056

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduce the fair value of a reporting unit below its carrying value. Although the Company changed the reportable segments for disclosure during the third quarter of fiscal 2008, the reporting units used for the testing of goodwill did not change.

As a result of the Company’s announcement in February 2008 to pursue a sale of its Orange, Texas facility, the Company noted a trigger event to test for impairment of goodwill in the North America Engineered Plastics segment. The analysis of goodwill in the North America Engineered Plastics segment related to the tolling reporting unit resulted in an impairment charge of approximately $1.0 million in fiscal 2008. The fair value was based on estimated future cash flows including potential sale proceeds. The Company also completed its annual impairment review as of February 29, 2008 of the remaining goodwill which is related to the European segment and noted no impairment. As of August 31, 2008, all remaining goodwill relates to the Europe segment. The Company did not change the European segment as the management of that segment remained consistent and did not require a change. The fair value used in the analysis was based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with their method of estimating fair value where an indication of fair value from a buyer or similar specific transactions is not available.

During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. The purchase price also included a potential deferred payment that could be paid over a three year period based on certain terms in the purchase agreement. During fiscal 2008, the Company paid the first deferred payment related to this purchase agreement of approximately $1.6 million, which increased goodwill by the same amount. In addition, during the fourth quarter of fiscal 2008, the Company made a $0.1 million final purchase price accounting adjustment related to the Delta Plast Group acquisition, which increased goodwill. See Note 16 for further discussion on the business acquisition.

The carrying amount of goodwill for the European segment was $10.7 million at August 31, 2008 and $8.4 million at August 31, 2007. The carrying amount of goodwill for the NAEP segment was $0 at August 31, 2008 and $1.0 million at August 31, 2007.

The changes in the Company’s carrying value of goodwill during the years ended August 31, 2008 and 2007 are as follows:

	Europe	NAEP	Total
		(In thousands)

Balance as of August 31, 2006	$4,428	$964	$5,392
Goodwill recognized from business acquisition	3,780	—	3,780
Translation effect	178	—	178

Balance as of August 31, 2007	8,386	964	9,350
Goodwill impairment	—	(964)	(964)
Deferred payment and purchase price adjustment related to business acquisition in fiscal 2007	1,676	—	1,676
Translation effect	617	—	617

Balance as of August 31, 2008	$10,679	$—	$10,679

Intangible assets were $0.2 million at August 31, 2008 and 2007.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	August 31,
	2008	2007
	(In thousands)

Notes payable, due within one year	$2,540	$2,762
Revolving credit loan, due within one year	7,000	—
Revolving credit loan, LIBOR, due 2011	—	23,617
Euro notes, 4.485%, due 2016	73,847	68,572
Senior notes, LIBOR plus 80 bps, due 2013	30,000	30,000
Capital lease obligations	894	1,301

	$114,281	$126,252

The Company has a credit facility that consists of $260.0 million of revolving credit lines (“Credit Facility”) of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which was put in place on February 28, 2006 and matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The credit facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At August 31, 2008, there was $7.0 million outstanding on the credit facility which is considered short-term. There were no short-term borrowings at August 31, 2007. This amount is included in notes payable in the Company’s consolidated balance sheets. As of August 31, 2008 there were no long-term borrowings under the Credit Facility. The Company had long-term borrowings of $23.6 million at August 31, 2007 under the Credit Facility.

During fiscal 2006, the Company used proceeds from the Credit Facility to prepay its $50.0 million 7.27% senior notes which were due in 2009. In conjunction with the prepayment of these notes the Company recorded a loss on extinguishment of debt of approximately $5.0 million, which included a make-whole provision of approximately $3.3 million, interest rate swap termination fee of $1.5 million and the write-off of related deferred debt costs and deferred interest. The deferred interest was related to proceeds deferred in 1999 when the Company completed an interest rate lock. In connection with the prepayment of debt and termination of this interest rate lock, the remaining balance of these deferred proceeds of $0.2 million was written off.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $73.8 million at August 31, 2008. The fair market value of the Euro Notes is approximately €43.4 million at August 31, 2008, which approximates $63.7 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Charges of $2.6 million related to the issuance of the Senior Notes and the Credit Facility in fiscal 2006 were deferred and are being amortized over the contractual lives of the Senior Notes and the Credit Facility, respectively.

The Company had approximately $8.5 million of uncollateralized short-term lines of credit available from various domestic banks at August 31, 2008 and 2007. There were no borrowings at August 31, 2008 and 2007 under these lines of credit.

The Company had approximately $51.0 million and $46.9 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2008 and August 31, 2007, respectively. There was approximately $2.5 million and $2.8 million outstanding under these lines of credit at August 31, 2008 and 2007, respectively.

The Company’s short-term debt of $9.5 million as of August 31, 2008 had a weighted average interest rate of approximately 7.7% and approximately 5.8% for the $2.8 million outstanding as of August 31, 2007.

The Company has approximately $0.9 million in capital lease obligations, of which $0.4 million is current. The current portion of capital lease obligations was $0.4 million in fiscal 2007. The Company’s current portion of capital lease obligations is included in other accrued liabilities on the Company’s consolidated balance sheets.

Aggregate maturities of debt including capital lease obligations subsequent to August 31, 2008 are as follows:

(In thousands)

Fiscal 2009	$9,984
2010	422
2011	24
2012	4
2013	30,000
2014 and thereafter	73,847

Total	$114,281

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — FORWARD FOREIGN EXCHANGE CONTRACTS

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of income. The Company does not hold or issue forward foreign exchange contracts for trading purposes. The following table presents a summary of forward foreign exchange contracts outstanding as of August 31, 2008 and August 31, 2007:

	2008		2007
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(In thousands)

Buy Currency:
Euro	$6,387	$6,490	$5,828	$5,854
U.S. dollar	1,544	1,535	3,060	3,079
Hungarian forint	1,081	1,080	—	—
British pound	789	800	3,267	3,255

	$9,801	$9,905	$12,155	$12,188

Sell Currency:
British pound	$483	$480	$1,433	$1,435
U.S. dollar	10,299	10,434	—	—
Hungarian forint	3,768	3,694	3,303	3,194
Euro	—	—	10,080	10,067
Canadian dollar	—	—	17,241	17,289
Swiss franc	3,964	3,976	2,181	2,184

	$18,514	$18,584	$34,238	$34,169

The fair value of forward foreign exchange contracts was estimated by obtaining quotes from banks. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. Generally these contracts have maturities of less than twelve months and have no hedging designation.

NOTE 6 — INCOME TAXES

Income (loss) before taxes is as follows:

	Year Ended August 31,
	2008	2007	2006
		(In thousands)

U.S.	$(50,451)	$(25,298)	$(22,120)
Foreign	86,444	72,572	84,267

	$35,993	$47,274	$62,147

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2008	2007	2006
	(In thousands)

Current taxes:
U.S.	$133	$107	$83
Foreign	20,408	26,413	27,850

	20,541	26,520	27,933
Deferred taxes:
U.S.	(145)	31	28
Foreign	(2,452)	(1,896)	1,524

	(2,597)	(1,865)	1,552

	$17,944	$24,655	$29,485

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 49.9% in 2008, 52.2% in 2007, and 47.4% in 2006 is as follows:

	2008		2007		2006
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(In thousands, except for % s)

Statutory U.S. tax rate	$12,598	35.0%	$16,546	35.0%	$21,752	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(12,457)	(34.6)	(2,951)	(6.2)	(4,043)	(6.5)
U.S. losses with no tax benefit	12,880	35.8	8,705	18.4	5,593	9.0
U.S. restructuring and other U.S. unusual charges with no benefit	4,777	13.3	149	0.3	404	0.6
Provision for repatriated earnings	1,054	2.9	—	—	2,243	3.6
Loss on extinguishment of debt - no tax benefit	—	—	—	—	1,745	2.8
Establishment (resolution) of uncertain tax positions	(1,363)	(3.8)	—	—	1,152	1.9
Reduction of German tax rate	—	—	1,335	2.8	—	—
Other, net	455	1.3	871	1.9	639	1.0

	$17,944	49.9%	$24,655	52.2%	$29,485	47.4%

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and (liabilities) consist of the following at August 31, 2008 and August 31, 2007:

	2008	2007
	(In thousands)

Pensions	$4,302	$6,352
Inventory reserves	870	802
Bad debt reserves	2,115	2,051
Accruals	2,660	2,190
Postretirement benefits other than pensions	7,194	9,626
Depreciation	4,610	1,970
Foreign tax credit carryforwards	36,295	30,227
Alternative minimum tax carryforwards	6,835	6,835
Other	12,640	8,024

Gross deferred tax assets	77,521	68,077
Valuation allowance	(60,426)	(51,251)

Total deferred tax assets	17,095	16,826

Depreciation	(5,684)	(9,312)
Inventory	—	(375)
Other	(4,835)	(328)

Gross deferred tax liabilities	(10,519)	(10,015)

	$6,576	$6,811

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets in the United States.

The Company has $38 million in foreign tax credit carryforwards that will expire in periods from 2010 to 2018. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of approximately $2.0 million.

In recent years, the Company’s U.S. operations have generated federal tax net operating losses, before considering dividend income from foreign subsidiaries. Such net operating losses are offset against the foreign dividend income, which would otherwise generate U.S. taxable income. The dividend income from foreign subsidiaries also generates foreign tax credits, which either offset the tax on any U.S. taxable income remaining after the offset of the net operating losses, or are carried forward. Therefore, the net effect of foreign dividends received from foreign countries is to place the Company into a position in which it does not generate net operating loss carryforwards for its U.S. operating losses.

The tax effect of temporary differences included in prepaids was $4.9 million and $3.9 million at August 31, 2008 and 2007, respectively. Deferred charges included $8.6 million and $8.9 million from the tax effect of temporary differences at August 31, 2008 and 2007, respectively. The tax effect of temporary differences included in other accrued liabilities was $1.4 million and $0.4 million at August 31, 2008 and 2007, respectively.

In October 2007, significant tax legislation was passed in Mexico, which was generally effective starting January 1, 2008. Of particular importance is the law’s introduction of a flat tax, which applies to taxpaying entities along with Mexico’s regular income tax. The new legislation did not have a material effect on the Company as the Company is projecting to continue being an income tax payer in Mexico. The Company will continue to monitor this situation in the future.

The Company adopted FIN 48 on September 1, 2007, as required. As a result of the implementation, the Company recognized an increase in the opening balance of retained earnings of $2.1 million for unrecognized tax benefits not previously recognized under historical practice.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2008, the Company’s gross unrecognized tax benefits totaled $3.8 million. If recognized, approximately $2.0 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2008, the Company had $0.8 million of accrued interest and penalties on unrecognized tax benefits.

The Company has recently been selected for an income tax examination in the U.S. for fiscal 2006, which is scheduled to begin in November 2008. In the U.S. the Company is open to income tax examinations from fiscal 2005 onward and generally from fiscal year 2001 onward for most foreign jurisdictions. Specifically, in Belgium the Company is currently under examination for fiscal years 2006 and 2007 with the statute on all prior years closed. The Company is currently under examination in Germany for fiscal years 2000 through 2004. During fiscal 2008, the expiration of certain statues of limitation in foreign jurisdictions and the completion of certain transfer pricing documentation resulted in tax benefits of approximately $1.7 million relating to the reversal of tax and interest previously accrued for under FIN 48.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.

Reconciliation of Unrecognized Tax Benefits:

2008
(In thousands)

Balance at September 1, 2007	$5,392
Decreases related to prior year tax positions	(600)
Increases related to current year tax positions	148
Settlements	(984)
Laspse of statute of limitations	(660)
Foreign currency impact	485

Balance at August 31, 2008	$3,781

During the year, the Company revised its earnings repatriation plan for its Canadian subsidiary and recognized an income tax provision of approximately $1.0 million for withholding taxes on the repatriation of these retained earnings to the U.S. At August 31, 2008, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $254.7 million because the Company intends to permanently reinvest these earnings.

NOTE 7 — PENSIONS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. A supplemental non-qualified, non-funded pension plan for certain retired officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was $1.9 million and $1.5 million at August 31, 2008 and 2007, respectively. Postretirement health care and life insurance benefits are provided to certain U.S. employees if they meet certain age and length of service requirements while working for the Company. Effective January 1, 2004, the Company amended the plan to require co-payments and participant contribution. Effective April 1, 2007, the Company amended the plan which eliminated retiree health care benefits for certain employees and increased retiree contributions for health care benefits. Effective July 1, 2008, the Company amended the plan which eliminated retiree life insurance benefits for all nonunion employees and retirees. The measurement date for all plans is August 31.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the plan obligations and assets, and the recorded liability at August 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)

Benefit obligation at beginning of year	$(80,969)	$(77,792)	$(20,293)	$(29,897)
Service cost	(2,492)	(2,486)	(385)	(1,306)
Interest cost	(4,640)	(3,728)	(1,077)	(1,509)
Participant contributions	(284)	(275)	—	(70)
Actuarial gain (loss)	8,262	4,864	39	2,725
Benefits paid	2,548	3,030	790	1,069
Plan amendments	(96)	—	4,661	3,854
Curtailment gain	1,398	—	3,104	4,841
Translation adjustment	(1,949)	(4,582)	—	—

Benefit obligation at end of year	$(78,222)	$(80,969)	$(13,161)	$(20,293)

Fair value of plan assets at beginning of year	$15,690	$14,044	$—	$—
Actual return on assets	(1,441)	968	—	—
Employer contributions	3,359	2,582	790	999
Participant contributions	284	275	—	70
Benefits paid	(2,548)	(3,030)	(790)	(1,069)
Translation adjustment	(1,235)	851	—	—

Fair value of plan assets at end of year	$14,109	$15,690	$—	$—

Underfunded	$(64,113)	$(65,279)	$(13,161)	$(20,293)
Unamortized:
Net liability	42	76	—	—
Net actuarial (gain) loss	5,027	11,513	53	92
Net prior year service cost (credit)	893	2,055	(7,862)	(4,640)

Net amount recognized	$(58,151)	$(51,635)	$(20,970)	$(24,841)

Amounts included in the consolidated balance sheets consist of:
Deferred tax asset	$1,944	$3,791	$—	$—
Accrued payrolls, taxes and related benefits	(2,092)	(1,759)	(880)	(733)
Other long-term liabilities	(62,021)	(63,520)	(12,281)	(19,560)
Accumulated other comprehensive income	4,018	9,853	(7,809)	(4,548)

	$(58,151)	$(51,635)	$(20,970)	$(24,841)

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in Accumulated Other Comprehensive Income, net of tax, as of August 31, 2008 and 2007 include:

	2008	2007
	(In thousands)

Prior service credit	$6,969	$2,585
Actuarial loss	(5,080)	(11,604)
Net transition obligation	(42)	(77)

Gross amount	1,847	(9,096)
Less income tax effect	1,944	3,791

Net amount	$3,791	$(5,305)

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)

Service cost	$2,492	$2,486	$2,558	$385	$1,306	$1,997
Interest cost	4,640	3,728	3,092	1,077	1,509	1,666
Expected return on plan assets	(1,250)	(1,057)	(865)	—	—	—
Amortization of transition obligation	42	38	32	—	—	—
Amortization of prior service cost	279	497	467	(647)	(293)	(102)
Deferred asset gain	—	—	—	—	134	568
Recognized gains due to plan curtailments	(114)	—	—	(3,895)	—	—
Recognized net actuarial loss	189	582	443	—	—	—

	$6,278	$6,274	$5,727	$(3,080)	$2,656	$4,129

During the second quarter of fiscal 2008, the Company announced that it planned to amend its U.S. postretirement health care coverage plan by eliminating post-65 retiree coverage as of March 24, 2008. During the second quarter of fiscal 2008, the Company reduced its postretirement health care benefit liability by approximately $5.0 million with a corresponding increase in accumulated other comprehensive income due to the negative plan amendment. During the third quarter of fiscal 2008, the Company recorded curtailment gains of $2.3 million related to its U.S. postretirement health care coverage plan as a result of a significant reduction in the expected years of future service primarily due to the sale of the Orange, Texas facility and a change in the executive management. During the fourth quarter of fiscal 2008, the Company recorded a curtailment gain of $1.7 million as a result of the elimination of post retirement life insurance benefits under the U.S. postretirement health care coverage plan which eliminated the defined benefit for some or all of the future services of a significant number of plan participants. This U.S. postretirement health care benefit liability is included in accrued payrolls, taxes and related benefits and other long-term liabilities on the Company’s consolidated balance sheet.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $78.2 million, $69.8 million and $14.1 million, respectively, as of August 31, 2008, and $80.9 million, $71.0 million and $15.7 million, respectively, as of August 31, 2007. The under funded position is primarily related to the Company’s German and United Kingdom pension plans, where funding is not required.

The total pension contributions for multi-employer pension plans were approximately $0, $3,000 and $17,000 in 2008, 2007 and 2006, respectively. The total expense for defined contribution plans was approximately $3.3 million, $4.1 million and $3.8 million in 2008, 2007 and 2006, respectively.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted-Average Assumptions as of August 31:	2008	2007	2006

Discount rate on pension plans	6.3%	5.5%	4.7%
Discount rate on postretirement obligation	7.00%	6.25%	6.00%
Return on pension plan assets	7.8%	7.8%	7.7%
Rate of compensation increase	2.5%	2.5%	2.4%
Pre-Age 65
Projected health care cost trend rate	8.5%	9.0%	8.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2015	2011	2009
Post-Age 65
Projected health care cost trend rate	8.5%	9.0%	10.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2015	2011	2011

The Company adopted the provisions of SFAS No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and the effect of the adoption of SFAS 158 has been reflected in the consolidated financial statements as of August 31, 2007.

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

The Company, in consultation with its actuaries, annually, or as needed for interim remeasurements, reviews and selects the discount rates to be used in connection with its defined benefit pension plans. The discount rates used by the Company are based on yields of various corporate bond indices with varying maturity dates. For countries in which there are no deep corporate bond markets, discount rates used by the Company are based on yields of various government bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year.

The Company, in consultation with its actuaries, annually, or as needed for interim remeasurements, reviews and selects the discount rate to be used in connection with its postretirement obligation. When selecting the discount rate the Company uses a model that considers the Company’s demographics of the participants and the resulting expected benefit payment stream over the participants’ lifetime.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at August 31, 2008:

	One-	One-
	Percentage-	Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$235	$(189)
Effect on postretirement obligation	$1,253	$(1,092)

The Company’s pension plan weighted-average asset allocation at August 31, 2008 and 2007, and target allocation, by asset category are as follows:

	Plan Assets
	at August 31,		Target
Asset Category	2008	2007	Allocation

Equity secuities	65.6%	70.9%	70.0%
Debt securities	17.0%	17.9%	15.0%
Guaranteed investment certificates	11.3%	7.3%	10.0%
Cash	6.1%	3.9%	5.0%

Total	100.0%	100.0%	100.0%

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

The Company expects to contribute approximately $3.6 million for its pension obligations and approximately $0.9 million to its other postretirement plan in 2009. The benefit payments, which reflect expected future service, offset by the expected Medicare Prescription Drug subsidies, are as follows:

		Other Postretirement Benefits
	Pension	Gross	Medicare	Net
	Benefits	Benefits	Reimbursement	Benefits
		(In thousands)

2009	$3,426	$973	$93	$880
2010	2,960	1,023	102	921
2011	3,052	1,086	109	977
2012	4,215	1,158	115	1,043
2013	3,528	1,184	125	1,059
Years 2014 — 2018	21,666	6,410	702	5,708

The Company has agreements with two individuals that upon retirement, death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two employees or their beneficiaries for a ten-year period and are 100% vested. The liability required for these agreements was fully accrued and is included in other long-term liabilities as of August 31, 2008 and 2007. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows:

				Total
		Additional	Unrecognized	Accumulated
		Minimum	Losses and Prior	Other
	Foreign Currency	Pension Liability	Service Costs	Comprehensive
	Translation Gain	Adjustment	(Credits), Net	Income
	(In thousands)

Balance as of August 31, 2006	$39,202	$(6,309)	$—	$32,893
Current period change	16,195	3,806	—	20,001
Adoption of SFAS 158	—	2,503	(5,305)	(2,802)

Balance as of August 31, 2007	55,397	—	(5,305)	50,092
Current period change	20,715	—	9,096	29,811

Balance as of August 31, 2008	$76,112	$—	$3,791	$79,903

Foreign currency translation gains do not have a tax effect as such gains are considered permanently reinvested. Accumulated other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

NOTE 9 — INCENTIVE STOCK PLANS

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan, which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the common shares on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the common shares on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. Restricted stock awards under the 2002 Equity Incentive Plan vest ratably over four years following the date of grant. In accordance with the 2006 Incentive Plan, the shares available for grant under the Company’s 2002 Equity Incentive Plan were terminated upon adoption of the 2006 Incentive Plan.

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. The time-based nonqualified stock options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On August 31, 2008, there were approximately 2.8 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

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

The Company recorded stock option expense for the years ended August 31, 2008, 2007 and 2006 of approximately $0.8 million, $1.9 million and $4.5 million, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The first quarter of fiscal 2006 included approximately $1.0 million of charges related to the accelerated vesting period of retirement eligible employees under the non-substantive vesting period approach applied to new grants after adoption. The expense recorded did not impact income

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax expense since the Company’s deferred tax assets are fully reserved by a valuation allowance. There was no impact to the statement of cash flows related to the adoption of SFAS 123R.

The weighted-average fair value of stock option awards was $7.94 for the January 2006 grant and $6.20 for the October 2005 grant. The Company did not grant stock options in fiscal 2007 or fiscal 2008. These values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal
2006

Expected life of award (years)	5.5
Risk-free interest rate	4.3%
Expected volatility of stock	40.0%
Expected dividend yield of stock	3.0%

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

A summary of stock options is as follows:

	Year Ended August 31,
	2008		2007		2006
	Outstanding	Weighted-	Outstanding	Weighted-	Outstanding	Weighted-
	Shares Under	Average Exercise	Shares Under	Average	Shares Under	Average
	Option	Price	Option	Exercise Price	Option	Exercise Price

Outstanding at beginning of year	813,710	$19.10	1,568,276	$18.93	1,672,362	$17.09
Granted	—	—	—	—	572,750	19.78
Exercised	(206,290)	19.01	(742,528)	18.74	(650,667)	15.06
Forfeited and expired	(40,173)	19.37	(12,038)	19.36	(26,169)	15.93

Outstanding at end of year	567,247	19.12	813,710	19.10	1,568,276	18.93

Exercisable at end of year	492,523	18.88	394,915	18.23	474,836	17.67

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the years ended August 31, 2008, 2007 and 2006 was approximately $0.5 million, $2.9 million and $4.6 million, respectively. The intrinsic value for stock options exercisable at August 31, 2008 was $1.5 million with a remaining term for options exercisable of 4.3 years. For stock options outstanding at August 31, 2008, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at August 31, 2008 was 4.7 years. Stock options vested and expected to vest at August 31, 2008 were 566,926 with a remaining contractual term of 4.7 years and a weighted-average exercise price of $19.12. The aggregate intrinsic value of stock options vested and expected to vest was $1.6 million at August 31, 2008.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock grants

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. The following table summarizes the outstanding restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted Stock	Fair Market Value
	Awards	(per share)

Outstanding at August 31, 2007	330,775	$20.01
Granted	111,650	20.66
Vested	(151,322)	19.12
Forfeited	(58,346)	20.34

Outstanding at August 31, 2008	232,757	20.81

During the year ended August 31, 2008, the Company granted 111,650 time-based restricted shares. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three year period and were valued at the fair market value on the date of grant. The Company granted time-based restricted stock awards for 90,375 shares during the year ended August 31, 2007.

The Company also grants awards with market performance vesting criteria. In the table below, the Company summarizes all performance-based awards, which include performance-based restricted stock awards and Performance Shares. Performance share awards (“Performance Shares”) are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights.

	Outstanding	Weighted-Average
	Performance-Based	Fair Market Value
	Awards	(per share)

Outstanding at August 31, 2007	137,525	$20.55
Granted	222,475	13.23
Vested	—	—
Forfeited	(73,744)	18.07

Outstanding at August 31, 2008	286,256	15.50

During the year ended August 31, 2008, the Company granted 222,475 performance-based awards. Included in the fiscal 2008 grants are approximately 148,317 Performance Shares that earn dividends throughout the vesting period and approximately 74,158 Performance Shares that do not earn dividends. The weighted-average grant date fair value of the Performance Shares with market conditions granted in February 2008 was $13.13 per share and $14.35 for those granted in July 2008. The valuation for these awards granted during fiscal 2008 which vest based on market performance criteria was based upon the Monte Carlo simulation, which is a binomial model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three-year period. These awards were accounted for as awards with market conditions in accordance with SFAS 123R.

The Company granted performance-based awards for 137,875 shares during fiscal 2007. As of August 31, 2008, approximately 88,470 awards of the outstanding performance-based awards in the table above are performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. The weighted-average grant date fair value of the Performance Shares with market conditions granted in April 2007 was $20.55 per share. At the vesting date of these performance-based restricted stock awards, approximately 44,235 additional shares could be issued and released if certain market conditions are met which are not included in the table. The additional shares do not earn dividends and do not have voting rights. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation as explained below.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Performance Shares awards granted during the year ended August 31, 2008 was estimated using a Monte Carlo simulation binomial model with the following weighted-average assumptions:

Weighted-Average Assumptions	Fiscal 2008	Fiscal 2007

Dividend yield	2.84%	2.63%
Expected volatility	30.00%	26.00%
Risk-free interest rate	1.97%	4.45%
Correlation	32.00%	30.00%

The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the weekly volatility for each company in the peer group to determine a reasonable assumption for the valuation. In using the Monte Carlo simulation method with this type of grant, a correlation rate of A. Schulman’s stock price and each of the peer companies is calculated. The Company determined a correlation percentage based on all correlation rates. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical dividend yield. The Company has no reason to believe that future stock volatility, correlation or the expected dividend yield is likely to differ from historical patterns.

Total unrecognized compensation cost, including forfeitures, related to nonvested share-based compensation arrangements at August 31, 2008 was approximately $6.1 million. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Unearned compensation for grants under the 2002 Equity Incentive Plan representing the fair market value of the shares at the date of grant is charged to income over the four-year vesting period. Unearned compensation for grants under the 2006 Incentive Plan representing the fair market value of the shares at the date of grant or the associated fair value based on a binomial valuation is charged to income over the applicable vesting period. Compensation expense for restricted stock was $4.2 million in fiscal 2008, $2.2 million in fiscal 2007 and $1.5 million in fiscal 2006.

At August 31, 2008, the Company had approximately 318,000 restricted stock units outstanding with various vesting periods and criteria. At August 31, 2007, the Company had approximately 245,000 restricted stock units outstanding. Each restricted stock unit is equivalent to one share of A. Schulman, Inc. stock on the vesting date. The Company granted approximately 114,000 restricted stock units during the year ended August 31, 2008. The Company granted approximately 108,000 restricted stock units during the year ended August 31, 2007. Certain restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated income statements. The Company has recorded approximately $2.8 million, $0.9 million and $0.9 million of expense related to restricted stock units for the years ended August 31, 2008, 2007 and 2006, respectively.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2008	2007	2006

Weighted-average shares outstanding:
Basic	26,794,923	27,032,348	29,961,580
Incremental shares from stock options	77,689	149,649	174,674
Incremental shares from restricted stock	225,284	187,411	257,956

Diluted	27,097,896	27,369,408	30,394,210

For fiscal years 2008, 2007, and 2006, there were approximately 63,000, 65,000 and 1.0 million, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The following presents the computation of adjusted net income used in computing net income per share:

	Year Ended August 31,
	2008	2007	2006
	(In thousands)

Net income	$18,049	$22,619	$32,662
Less: Preferred stock dividends	(53)	(53)	(53)

Net income applicable to common stock	$17,996	$22,566	$32,609

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $7.7 million in 2008, $6.7 million in 2007 and $6.0 million in 2006. The future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes, insurance, etc. are as follows:

Minimum Rental
(In thousands)

Year ended August 31,
2009	$3,010
2010	2,465
2011	1,682
2012	1,646
2013	208
2014 and thereafter	92

$9,103

NOTE 13 — SEGMENT INFORMATION

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Currently, the Company’s CEO reviews performance and allocates resources for the European segment as a whole not at the business line level and therefore no changes have been made to the European segment. The reportable segments are Europe (which includes Asia), North America Polybatch (“NAPB”) (which comprises the masterbatch line of business), North America Distribution Services (“NADS”), North America Engineered Plastics (“NAEP”) and Invision.

The Company’s European segment, which includes the Asia operations, is the largest segment for the Company. The segment is managed by the General Manager of Europe and Asia however within the European General Manager’s responsibilities include managers of each line of business for engineered plastics, masterbatch and distribution services. The Company’s masterbatch business is anchored by the global research and development center in Bornem, Belgium while the engineered plastics line of business is anchored by the Company’s technology center in Sindorf, Germany. The General Manager of Europe and Asia reports directly to the CEO.

The North America Polybatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. Invision includes solely the A. Schulman Invision, Inc. legal entity which provides a new sheet product. This business is in a start-up phase as the Company is exploring potential market opportunities. As a result of the redefined segments, certain portions of the Company’s North American operations which are not managed separately are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Prior periods have been restated to reflect the current presentation.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company historically identified and presented two geographical operating segments, North America and Europe, which includes Asia, based on how the CODM regularly reviewed information and allocated resources. Prior periods have been restated to reflect the current presentation.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	August 31,	August 31,	August 31,
	2008	2007	2006
		(In thousands)

Net sales to unaffiliated customers
Europe	$1,504,401	$1,309,975	$1,122,742
North America Polybatch	168,679	158,278	155,111
North America Distribution Services	131,811	128,496	140,823
North America Engineered Plastics	178,704	190,143	197,704
Invision	416	164	6

Net sales	$1,984,011	$1,787,056	$1,616,386

Segment gross profit
Europe	$204,976	$171,066	$163,826
North America Polybatch	14,770	17,936	18,518
North America Distribution Services	10,013	10,431	13,522
North America Engineered Plastics	11,307	15,131	23,062
Invision	(4,712)	(4,616)	(1,993)

Total segment gross profit	$236,354	$209,948	$216,935

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,	August 31,	August 31,
	2008	2007	2006
		(In thousands)

Segment operating income
Europe	$96,612	$78,788	$82,665
North America Polybatch	6,697	10,187	9,965
North America Distribution Services	5,288	5,309	8,172
North America Engineered Plastics	(8,055)	(4,786)	6,274
Invision	(6,376)	(5,738)	(2,775)
All Other North America	(15,061)	(17,023)	(19,415)

Total segment operating income	$79,105	$66,737	$84,886
Corporate and other	(21,098)	(14,216)	(14,585)
Interest expense, net	(5,476)	(5,812)	(2,924)
Foreign currency transaction losses	(1,133)	(219)	(2,136)
Other income	66	1,832	1,892
Curtailment gains	4,009	—	—
Goodwill impairment	(964)	—	—
Asset impairment	(11,699)	—	—
Restructuring expense	(6,817)	(1,048)	—
Loss on extinguishment of debt	—	—	(4,986)

Income before taxes	$35,993	$47,274	$62,147

Identifiable assets
Europe	$628,952	$586,634	$537,247
North America Polybatch	87,398	89,890	100,268
North America Distribution Services	34,773	34,512	39,070
North America Engineered Plastics	78,650	107,736	117,066
Invision	24,476	23,737	15,557
All Other North America	36,172	31,606	34,037

Total identifiable assets	$890,421	$874,115	$843,245

Depreciation and amortization expense
Europe	$17,700	$15,386	$14,452
North America Polybatch	3,236	3,606	3,926
North America Distribution Services	243	271	295
North America Engineered Plastics	4,498	5,013	5,457
Invision	1,626	1,061	275
All Other North America	418	465	507

Total depreciation and amortization expense	$27,721	$25,802	$24,912

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,	August 31,	August 31,
	2008	2007	2006
		(In thousands)

Capital expenditures
Europe	$9,021	$12,239	$10,798
North America Polybatch	5,798	5,580	2,349
North America Distribution Services	82	86	20
North America Engineered Plastics	2,194	2,292	538
Invision	8,787	8,986	15,488
All Other North America	188	196	46

Total capital expenditures	$26,070	$29,379	$29,239

Below is a summary of sales by point of origin and assets by location:

	2008	2007	2006
	(In thousands)

Net Sales:
United States	$334,682	$347,232	$366,836
Germany	675,778	608,536	510,100
Other International	973,551	831,288	739,450

	$1,984,011	$1,787,056	$1,616,386

Long Lived Assets:
United States	$67,086	$71,593	$66,491
Germany	29,548	30,350	31,781
Other International	95,114	98,604	88,607

	$191,748	$200,547	$186,879

The majority of the Company’s sales for the years ended August 31, 2008, 2007 and 2006 can be classified into five primary product families. The approximate amount and percentage of consolidated sales for these product families are as follows:

	2008		2007		2006
Product Family	Amount	%	Amount	%	Amount	%
	(In thousands, except for % ’s)

Color and additive concentrates	$714,770	36	$627,268	35	$579,825	36
Polyolefins	664,249	34	543,870	30	495,163	31
Engineered compounds	418,744	21	426,382	24	393,312	24
Polyvinyl chloride (PVC)	59,174	3	64,658	4	64,174	4
Tolling	19,466	1	21,450	1	16,482	1
Other	107,608	5	103,428	6	67,430	4

	$1,984,011	100	$1,787,056	100	$1,616,386	100

NOTE 14 — TENDER OFFER AND SHARE REPURCHASE PROGRAM

On February 21, 2006, the Company announced that its Board of Directors approved a modified Dutch auction self-tender offer for up to 8.75 million shares of its common stock, at a price between $21.00 and $24.00 per share. The Company commenced the self-tender offer on March 1, 2006 and it expired on April 11, 2006. On April 25, 2006 the Company announced the final results of the self-tender offer where the Company accepted for purchase

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,071,585 shares at a price of $24.00 per share for a total of approximately $49.7 million. The Company also incurred costs in connection with the self-tender of $0.5 million in legal and professional fees in fiscal 2006.

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. During fiscal 2006, the Company purchased approximately 2.0 million common shares under the Repurchase Program at an average cost of $22.76 per share, excluding commissions. During fiscal 2006, the Company purchased approximately 4.1 million shares of its common stock at an average price of $23.39, excluding transaction fees, through the Repurchase Program and self-tender offer. During fiscal 2007, the Company purchased 0.8 million shares of its common stock under the Repurchase Program at an average price of $23.46 excluding commissions.

As a part of an agreement reached with the Barington Group during fiscal 2008, the Board has agreed to increase to five million the number of shares authorized to be repurchased under the Company’s current share repurchase program (the “2008 Repurchase Program”). During fiscal 2008, the Company purchased approximately 2.0 million shares of its common stock under the 2008 Repurchase Program at an average price of $21.20. Under the 2008 Repurchase Program, the Company has approximately 3.0 million shares still available to be repurchased.

NOTE 15 — NORTH AMERICAN RESTRUCTURING

In January 2008, the Company’s new CEO, Joseph Gingo, announced a 100-day plan which included many initiatives to improve profitability and drive growth. In February 2008, the Company announced two significant capacity reduction initiatives in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas.

Impairment related charges

As a result of the announcement in February 2008, as noted above, the Company evaluated the inventory and property, plant and equipment of the Orange, Texas facility and recorded an impairment related to the long-lived assets of the Orange facility during the second quarter of fiscal 2008 of approximately $2.7 million. The Orange asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the total consideration received for this facility and related assets when it was sold in March 2008. This charge is included in the asset impairment line item in the consolidated statements of income. The impairment of the assets for the Orange, Texas facility is related to the North American Engineered Plastics reportable segment. All assets were sold during March 2008.

In connection with the closure of the St. Thomas, Ontario, Canada facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.7 million recorded during fiscal 2008. The Canada asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the Company’s estimate of future undiscounted cash flows for these assets. This charge is included in the asset impairment line item in the Company’s consolidated statement of income. The impairment of the assets for the Canadian facility is related to the North American Engineered Plastics reportable segment.

As part of new CEO Joe Gingo’s 100-day plan to improve profitability and drive growth, the Company announced on January 3, 2008 that it would suspend further capital expenditures on Invision until the marketing strategy had been refined. The Company has considered use of the Findlay, Ohio facility for other purposes, however, as of August 31, 2008 the Company considered all assets associated with this property as held for sale. The Company recorded an impairment of its Findlay, Ohio facility of $6.3 million during fiscal 2008 which is included in the asset impairment line item in the Company’s consolidated statement of income. The Findlay facility impairment was based on the estimated fair market value of the property which was determined using independent third party appraisals. The impairment recorded for the Findlay, Ohio facility is related to the Invision reportable segment.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2008, the land, building and related improvements of the St. Thomas, Ontario, Canada facility, the Findlay, Ohio facility and a building the Company owns in Orange, Texas are considered to be held for sale. The net book value of these assets held for sale after impairment is approximately $10.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2008.

Restructuring related charges

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. Production related to low-margin business at the St. Thomas facility was discontinued and the remaining higher margin business is primarily being absorbed by the Company’s Nashville, Tennessee and Bellevue, Ohio manufacturing facilities. The facility was shutdown at the end of June 2008. The Company continues to move equipment and finalize closing procedures into early fiscal 2009.

The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. The Company decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. The Company recorded a loss on the sale of the Orange, Texas facility of approximately $0.3 million in the third quarter of fiscal 2008 which is included in other income in the consolidated statement of income. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.

During fiscal 2008, the Company recorded approximately $6.8 million in employee related costs which include estimated severance payments and medical insurance for approximately 170 employees whose positions have been or will be eliminated throughout the North American operations and administrative support. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the North America Engineered Plastics reportable segment. In the third quarter of fiscal 2008 in continuation of its initiatives, the Company announced it has changed its organizational reporting structure related to its North America operations. This change also resulted in the elimination of approximately 21 positions at the Sharon Center, Ohio plant which is included in the North America Polybatch segment. Costs not specifically connected to these events are related to All Other North America.

At August 31, 2008, the Company estimated it will incur additional charges for employee related costs, contract termination costs and other related costs of approximately $0.5 to $0.7 million related to these fiscal 2008 initiatives of the Company. The Company anticipates the majority of the accrued balance for restructuring charges to be paid during the first quarter of fiscal 2009.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $1.1 million of accelerated depreciation for the year ended August 31, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions were eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At August 31, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.

In connection with the announced plans in fiscal 2007 and fiscal 2008, the Company recorded the following restructuring charges.

	Fiscal 2007	Paid Fiscal	Accrual Balance	Fiscal 2008	Paid Fiscal	Accrual Balance
	Charges	2007	August 31, 2007	Charges	2008	August 31, 2008
			(In thousands)

Employee related costs	$980	$(906)	$74	$6,383	$(5,950)	$507
Other costs	68	(68)	—	434	(434)	—
Translation effect	—	—	—	—	—	(22)

Restructuring	1,048	$(974)	$74	$6,817	$(6,384)	$485

Accelerated depreciation, included in NAEP cost of sales in 2007	1,071

	$2,119

NOTE 16 — BUSINESS ACQUISITIONS

On June 21, 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. The acquisition included the purchase of 100% of the common shares of the Belgian operations of Delta Plast and certain assets and liabilities of the Sweden operations. The Company organized the two operational locations as two separate wholly owned subsidiaries of A. Schulman Plastics, BVBA in its European segment, Deltaplast NV for the Belgium company and Deltaplast AB for the Sweden operations. The acquisition expands the Company’s offerings of color masterbatch in its European segment. In connection with this acquisition, the Company paid approximately 81.3 million Swedish Krona (approximately $11.8 million at the acquisition date) which was paid primarily in cash. The purchase price also included a potential deferred payment that could be paid over a three year period which is based on certain terms in the purchase agreement. The initial purchase price allocation included in the accompanying

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007 consolidated financial statements for this acquisition was subject to normal course working capital adjustments and was adjusted subsequently as finalized. The total cost included direct acquisition costs. Goodwill recognized in connection with this acquisition amounted to approximately $3.8 million as of August 31, 2007, of which approximately $2.6 million is expected to be fully deductible for tax purposes. During fiscal 2008, the Company paid the first deferred payment related to this purchase agreement of approximately $1.6 million, which increased goodwill by the same amount. In addition, the Company recorded final purchase price accounting adjustments related to the acquisitions of $0.1 million during fiscal 2008. The goodwill for these subsidiaries at August 31, 2008 was approximately $5.9 million. See footnote 3 for further discussion regarding the goodwill of the Delta Plast Group. The results of operations and financial position for the acquired companies are included in the consolidated financial statements of the Company for fiscal 2007 and 2008.

NOTE 17 — RESEARCH AND DEVELOPMENT

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific customer applications. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $5.9 million, $7.8 million and $5.5 million in fiscal years 2008, 2007 and 2006, respectively. These activities are primarily related to the Invision® sheet product and to support new consumer packaging and automotive applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 18 — CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 19 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 29,	May 31,	Aug. 31,	Aug. 31,
	2007(a)	2008(b)	2008(c)	2008(d)	2008
	(In thousands, except per share data)

Net Sales	$496,575	$479,811	$511,767	$495,858	$1,984,011
Gross Profit	57,171	57,037	61,584	60,562	236,354
Net Income (Loss)	10,025	(3,774)	7,132	4,666	18,049
Basic and Diluted
Earnings (Loss) Per Share of Common Stock:
Basic	$0.36	$(0.13)	$0.26	$0.18	$0.67
Diluted	$0.36	$(0.13)	$0.26	$0.17	$0.66

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2006	2007	2007(f)	2007(g)	2007

Net Sales	$442,728	$412,767	$466,955	$464,606	$1,787,056
Gross Profit	48,831	47,434	58,679	55,004	209,948
Net Income(e)	2,371	1,640	10,121	8,487	22,619
Basic and Diluted
Earnings Per Share of Common Stock:
Basic	$0.09	$0.06	$0.37	$0.31	$0.83
Diluted	$0.09	$0.06	$0.37	$0.30	$0.82

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Net income for the quarter ended November 30, 2007 included costs of $674 ($1,007 pre-tax) related to the European employee termination costs and a charge of $368 related to the final settlement of an insurance claim related to Hurricane Rita.

(b)	Net loss for the quarter ended February 29, 2008 included charges of $4,370 for impairments related to assets in St. Thomas, Ontario, Canada and Orange, Texas, costs of $3,582 related to the CEO transition, costs of $2,025 related to North America restructuring, a charge of $964 for goodwill impairment related to the tolling reporting unit and a charge of $640 related to the termination of the lease of an airplane.

(c)	Net income for the quarter ended May 31, 2008 included costs of $3,560 for impairments related primarily to assets in Findlay, Ohio, costs of $3,000 related to North America restructuring, and a curtailment gain of $2,313 related to the reduction in the expected years of future service related primarily to a reduction in the U.S. workforce.

(d)	Net income for the quarter ended August 31, 2008 included a charge of $2,900 for impairment related to assets in Findlay, Ohio, and a curtailment gain of $1,696 related to the elimination of life insurance for certain future and current U.S. retirees.

(e)	Net income for the quarters ended November 30, 2006, February 28, 2007, May 31, 2007 and August 31, 2007 included charges of $371, $1,506, $165 and $77, respectively, for costs and accelerated depreciation related to the North America restructuring.

(f)	Net income for the quarter ended May 31, 2007 included income of $1,440 ($2,400 before-tax) from a change in estimate relating to customer claims in Europe.

(g)	Net income for the quarter ended August 31, 2007 included a benefit of $1,500 (before and after-tax) in insurance proceeds received from claims made as a result of Hurricane Rita, and a tax charge of $1,335 to reduce the Company’s German deferred tax asset as a result of a statutory rate decline.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2008.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item in respect of Directors is set forth in the Company’s proxy statement for its 2008 Annual Meeting (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item in respect of Executive Officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Corporation” and in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item in respect to the Corporation’s Code of Conduct is set forth in the Proxy Statement under the caption “Corporate Governance — Code of Conduct.” The information required in response to this Item in respect to changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “Corporate Governance — Board Committees — Nominating and Corporation Governance Committee” in the Proxy Statement. The information required in response to this Item in respect to the Audit Committee and the Audit Committee financial expert is set under the caption “Corporate Governance — Board Committees — Audit Committee” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item in is set forth under the captions “Compensation Discussion and Analysis”, “Compensation Tables”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for which information is incorporated herein by reference.

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

(a) The following documents are filed as a part of this report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are as follows:

(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

3(a)		Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007).
3(b)		Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007).
10(a)		ISDA (International Swap Dealers Association, Inc.) Master Agreement among A. Schulman, Inc. and KeyBank National Association, dated January 13, 2004 (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).
10(b)		Credit Agreement, dated as of February 28, 2006, among A. Schulman, Inc., A. Schulman Europe GmbH, A. Schulman Plastics, S.A., and A. Schulman International Services NV, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as European agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 28, 2006).
10(c)		Note Purchase Agreement among A. Schulman Europe GmbH, A. Schulman, Inc. and the Purchasers and Guarantors named therein, dated March 1, 2006, (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 28, 2006).
10(d)	*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992, filed as Exhibit 28 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992).
10(e)	*	Non-Qualified Profit Sharing Plan (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1995).
10(f)	*	Amendment to A. Schulman, Inc. Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).
10(g)	*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).
10(h)	*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998).
10(i)	*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).
10(j)	*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).

10(k)	*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).
10(l)	*	Supplemental Executive Retirement Plan of the Company, effective January 1, 2004 (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).
10(m)	*	Non-Employee Directors Compensation (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006).
10(n)	*	The Company’s Directors Deferred Units Plan, as amended and restated effective October 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(o)		Form of Indemnification Agreement for all Executive Officers and Directors of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(p)	*	The Company’s 2007 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(q)	*	A. Schulman, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006).
10(r)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Performance-Based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007).
10(s)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Unit Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007).
10(t)	*	The Company’s 2008 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2007).
10(u)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Time-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10(v)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10(w)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10(x)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Unit Agreement (Employees in Mexico, Canada and Europe) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008.)
10(y)	*	A. Schulman, Inc. 2006 Incentive Plan Form of Performance Restricted Stock Unit Agreement (CEO) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10(z)	*	Agreement between the Company and Terry L. Haines, dated as of March 21, 1991 (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for fiscal year ended August 31, 1992).
10(aa)	*	Employment Agreement between the Company and Terry L. Haines, dated January 31, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).
10(bb)	*	Form of Amendment to Deferred Compensation Agreements between the Company and Terry L. Haines (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended February 29, 1996).
10(cc)	*	Employment Agreement between the Company and Ronald G. Andres, dated as of October 20, 1999 (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1999).
10(dd)	*	Employment Agreement between the Company and Barry A. Rhodes, dated January 10, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2002).
10(ee)	*	Employment Agreement between the Company and Jack B. Taylor, dated May 28, 2003 (filed herewith).
10(ff)	*	Agreement between the Company and Walter Belderbos, dated November 30, 2005 (filed herewith).
10(gg)	*	Employment Agreement between the Company and Paul F. DeSantis, dated January 4, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 4, 2006).
10(hh)	*	Agreement between the Company and Bernard Rzepka, dated January 19, 2006 (filed herewith).

10(ii)	*	Transition Agreement between the Company and Robert A. Stefanko, dated April 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2006).
10(jj)	*	Employment Agreement between the Company and Joseph M. Gingo, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10(kk)	*	Transition Agreement between the Company and Terry L. Haines, dated March 14, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 20, 2008).
10(ll)	*	Separation Agreement between the Company and Barry A. Rhodes, dated April 8, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 9, 2008).
10(mm)	*	Change-in-Control Agreement between the Company and Gary A. Miller, dated April 21, 2008 (filed herewith).
10(nn)	*	Change-in-Control Agreement between the Company and David C. Minc, dated May 19, 2008 (filed herewith).
10(oo)	*	Amendment to the Employment Agreement between the Company and Jack B. Taylor, dated August 31, 2008 (filed herewith).
10(pp)		Agreement among the Company, Barington Capital Group, L.P. and others, dated October 21, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2005).
10(qq)		Agreement among the Company, Barington Capital Group, L.P. and others, dated October 25, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 25, 2006).
10(rr)		Agreement among the Company, Barington Capital Group, L.P. and others, dated November 15, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 21, 2007).
10(ss)		First Amendment to the November 15, 2007 Agreement among the Company, Barington Capital Group, L.P. and others, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2008).
11		Computation of Basic and Diluted Earnings Per Common Share (filed herewith).
21		Subsidiaries of the Company (filed herewith).
23		Consent of Independent Registered Public Accounting Firm (filed herewith).
24		Powers of Attorney (filed herewith).
31		Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32		Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

(b) Exhibits.

See subparagraph (a)(3) above

(c) Financial Statement Schedules.

See subparagraph (a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Paul F. DeSantis
Paul F. DeSantis
Chief Financial Officer, Vice President and Treasurer of
A. Schulman, Inc.

Dated: October 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo Joseph M. Gingo	Director and Principal Executive Officer	October 30, 2008

/s/ Paul F. DeSantis Paul F. DeSantis	Principal Financial Officer and Principal Accounting Officer	October 30, 2008

David G. Birney*	Director

Michael Caporale, Jr.*	Director

Howard R. Curd*	Director

Willard R. Holland*	Director

James S. Marlen*	Director

Michael A. McManus, Jr.*	Director

Lee D. Meyer*	Director

Peggy Miller*	Director

James A. Mitarotonda*	Director

Signature		Title	Date

Ernest J. Novak, Jr.*		Director

Stanley W. Silverman*		Director

John B. Yasinsky*		Director

*By:	/s/ Joseph M. Gingo Joseph M. Gingo Attorney-in-Fact

October 30, 2008

*	Powers of attorney authorizing Joseph M. Gingo to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS

Schedule F-1

	Balance at	Charges to			Balance at
	Beginning	Cost and		Translation	Close of
	of Period	Expenses	Net Write-Offs	Adjustment	Period
	(In thousands)

Reserve for doubtful accounts
Year ended August 31, 2008	$9,056	$3,116	$(4,181)	$325	$8,316
Year ended August 31, 2007	$9,409	$2,019	$(2,713)	$341	$9,056
Year ended August 31, 2006	$8,227	$2,453	$(1,458)	$187	$9,409
Inventory Reserve
Year ended August 31, 2008	$8,237	$(760)	$(822)	$388	$7,043
Year ended August 31, 2007	$8,538	$385	$(948)	$262	$8,237
Year ended August 31, 2006	$11,235	$1,801	$(4,659)	$161	$8,538
Valuation allowance — deferred tax assets
Year ended August 31, 2008	$51,251	$9,175	$—	$—	$60,426
Year ended August 31, 2007	$44,602	$6,649	$—	$—	$51,251
Year ended August 31, 2006	$42,445	$2,157	$—	$—	$44,602