Form 10-Q
period 2008-11-30
SCHULMAN A INC
filed 2009-01-09
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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
Registrant’s telephone number, including area code: (330) 666-3751
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 31, 2008 — 26,015,163

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended November 30,
	2008	2007
	Unaudited
	(In thousands except per share data)

Net sales	$388,405	$496,575
Cost of sales	347,352	440,985
Selling, general and administrative expenses	34,914	39,308
Minority interest	158	245
Interest expense	1,250	1,611
Interest income	(849)	(482)
Foreign currency transaction (gains) losses	(7,306)	133
Other (income) expense	(222)	332
Restructuring expense	601	6

	375,898	482,138

Income before taxes	12,507	14,437
Provision for U.S. and foreign income taxes	4,335	4,412

Net income	8,172	10,025

Less: Preferred stock dividends	(13)	(13)

Net income applicable to common stock	$8,159	$10,012

Weighted-average number of shares outstanding:
Basic	25,808	27,521
Diluted	26,026	27,770

Earnings per share of common stock:
Basic	$0.32	$0.36

Diluted	$0.31	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	Unaudited
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$115,763	$97,728
Accounts receivable, less allowance for doubtful accounts of $7,518 at November 30, 2008 and $8,316 at August 31, 2008	244,365	320,926
Inventories, average cost or market, whichever is lower	182,214	224,964
Prepaid expenses and other current assets	20,494	18,499

Total current assets	562,836	662,117

Other assets:
Cash surrender value of life insurance	2,662	2,665
Deferred charges and other assets	19,932	23,017
Goodwill	9,160	10,679
Intangible assets	153	195

	31,907	36,556

Property, plant and equipment, at cost:
Land and improvements	15,460	17,026
Buildings and leasehold improvements	140,463	156,465
Machinery and equipment	311,562	346,999
Furniture and fixtures	36,558	41,272
Construction in progress	17,804	9,726

	521,847	571,488

Accumulated depreciation and investment grants of $935 at November 30, 2008 and $1,123 at August 31, 2008	342,407	379,740

Net property, plant and equipment	179,440	191,748

	$774,183	$890,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,661	$9,540
Accounts payable	138,632	174,226
U.S. and foreign income taxes payable	2,487	3,212
Accrued payrolls, taxes and related benefits	31,398	37,686
Other accrued liabilities	32,420	34,566

Total current liabilities	214,598	259,230

Long-term debt	99,221	104,298
Other long-term liabilities	77,358	88,235
Deferred income taxes	4,768	5,544
Minority interest	5,691	5,533
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,564 shares at November 30, 2008 and August 31, 2008	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock $1 par value, authorized — 75,000,000 shares, issued — 42,234,194 shares at November 30, 2008 and 42,231,341 shares at August 31, 2008	42,234	42,231
Other capital	112,670	112,105
Accumulated other comprehensive income	21,297	79,903
Retained earnings	517,672	513,451
Treasury stock, at cost, 16,174,011 shares at November 30, 2008 and 16,095,491 shares at August 31, 2008	(322,383)	(321,166)

Common stockholders’ equity	371,490	426,524

Total stockholders’ equity	372,547	427,581

	$774,183	$890,421

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2008	2007
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$8,172	$10,025
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	5,871	7,079
Deferred tax provision	683	85
Pension and other deferred compensation	(1,252)	2,710
Postretirement benefit obligation	(48)	304
Net gains on asset sales	(152)	(20)
Minority interest in net income of subsidiaries	158	245
Restructuring charges	601	6
Changes in assets and liabilities:
Accounts receivable	34,926	(13,367)
Inventories	17,224	(14,577)
Accounts payable	(15,658)	12,445
Restructuring payments	(452)	(71)
Income taxes	(2,711)	(873)
Accrued payrolls and other accrued liabilities	(677)	3,377
Changes in other assets and other long-term liabilities	(2,416)	1,397

Net cash provided from operating activities	44,269	8,765

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(11,294)	(8,157)
Proceeds from the sale of assets	213	158

Net cash used in investing activities	(11,081)	(7,999)

Provided from (used in) financing activities:
Cash dividends paid	(3,951)	(4,063)
Increase (decrease) in notes payable	12	(1,229)
Borrowings on revolving credit facilities	15,000	34,628
Repayments on revolving credit facilities	(10,000)	(32,073)
Cash distributions to minority shareholders	—	(300)
Common stock issued	65	861
Purchase of treasury stock	(1,217)	—

Net cash used in financing activities	(91)	(2,176)

Effect of exchange rate changes on cash	(15,062)	141

Net increase (decrease) in cash and cash equivalents	18,035	(1,269)

Cash and cash equivalents at beginning of period	97,728	43,045

Cash and cash equivalents at end of period	$115,763	$41,776

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

The interim financial statements included reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results expected for the year ending August 31, 2009.

To identify reportable segments, A. Schulman, Inc. (the “Company”) considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. The Company historically identified and presented the European segment to include Asia, based on how the CODM regularly reviewed information and allocated resources. Prior periods have been restated to reflect the current presentation. The Company’s segments are Europe, North America Polybatch (“NAPB”) (which comprises the masterbatch line of business), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”), Asia and A. Schulman Invision, Inc. (“Invision”). The segments are discussed further in footnote 10.

The accounting policies for the periods presented are the same as described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, except for new accounting pronouncements which includes the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, (“SFAS 157”), Fair Value Measurement and FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The adoption of SFAS 157 and SFAS 159 is discussed in footnote 7.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2009 presentation.

(2)	CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $74.3 million at November 30, 2008 and $44.0 million at August 31, 2008. Investments with maturities between three and twelve months are considered to be short-term investments. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended November 30,
	2008	2007
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$441	$603
Interest cost	1,140	1,153
Expected return on plan assets	(254)	(321)
Net actuarial loss and net amortization of prior service cost and transition obligation	88	198

Net periodic benefit cost	$1,415	$1,633

Postretirement benefit cost (income) included the following components:
Service cost	$14	$167
Interest cost	222	311
Net amortization of prior service cost (credit) and unrecognized loss	(212)	(121)

Net periodic benefit cost	$24	$357

(4)	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	STATEMENTS OF SHAREHOLDERS’ EQUITY

A summary of the stockholders’ equity section for the three months ended November 30, 2008 and 2007 is as follows:
(In thousands except per share data)
Unaudited

				Accumulated Other			Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at September 1, 2008	$1,057	$42,231	$112,105	$79,903	$513,451	$(321,166)	$427,581
Comprehensive income (loss):
Net income	—	—	—	—	8,172	—
Foreign currency translation loss	—	—	—	(58,481)	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	(125)	—	—
Total comprehensive income (loss)							(50,434)
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	(13)
Common stock, $0.15 per share	—	—	—	—	(3,938)	—	(3,938)
Stock options exercised	—	7	114	—	—	—	121
Redemption of common stock to cover tax withholdings	—	(4)	(52)	—	—	—	(56)
Purchase of treasury stock	—	—	—	—	—	(1,217)	(1,217)
Non-cash stock based compensation	—	—	(23)	—	—	—	(23)
Amortization of restricted stock	—	—	526	—	—	—	526

Balance at November 30, 2008	$1,057	$42,234	$112,670	$21,297	$517,672	$(322,383)	$372,547

Balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$511,493	$(279,164)	$429,091
Comprehensive income:
Net income	—	—	—	—	10,025	—
Foreign currency translation gain	—	—	—	19,751	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	77	—	—
Total comprehensive income							29,853
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	(13)
Common stock, $0.145 per share	—	—	—	—	(4,050)	—	(4,050)
Stock options exercised	—	44	817	—	—	—	861
Restricted stock issued, net of forfeitures	—	240	(240)	—	—	—	—
Non-cash stock based compensation	—	—	259	—	—	—	259
Amortization of restricted stock	—	—	766	—	—	—	766

Balance at November 30, 2007	$1,057	$42,069	$105,430	$69,920	$517,455	$(279,164)	$456,767

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows:

	Foreign Currency	Unrecognized Losses and	Total Accumulated
	Translation	Prior Service Costs (credits),	Other Comprehensive
	Gain (Loss)	Net	Income
	(In thousands)
Balance as of August 31, 2008	$76,112	$3,791	$79,903
Current period change	(58,481)	(125)	(58,606)

Balance as of November 30, 2008	$17,631	$3,666	$21,297

Foreign currency translation gains do not have a tax effect, as such gains are considered permanently reinvested. Accumulated other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

(7)	FAIR VALUE MEASUREMENT

On September 15, 2006 the FASB issued SFAS 157 which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company’s adoption of the required portions of SFAS 157 as of September 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows. In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No.157, which delayed the required adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of this portion of SFAS 157 on its financial position, results of operations and cash flows.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3: Unobservable inputs which reflect an entity’s own assumptions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s assets and liabilities recorded at fair value as of November 30, 2008 in the Company’s consolidated balance sheet:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Measured at	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$74,264	$74,264	$—	$—
Derivative assets	366	—	366	—

Total assets at fair value	$74,630	$74,264	$366	$—

Liabilities:
Derivative liabilities	$(84)	$—	$(84)	$—

Total liabilities at fair value	$(84)	$—	$(84)	$—

The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of the forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks.

The following information presents the supplemental fair value information about long-term fixed-rate debt at November 30, 2008. The Company’s long-term fixed-rate debt was issued in euros.

	November 30, 2008		August 31, 2008
	(In millions of $)	(In millions of € )	(In millions of $)	(In millions of € )
Carrying value of long-term fixed-rate debt	$63.9	€50.3	$73.8	€50.3
Fair value of long-term fixed-rate debt	$48.8	€38.4	$63.7	€43.4
The fair value was calculated using discounted future cash flows. The decline in fair value is primarily related to the decline in quoted market interest rates.

In February 2007, the FASB issued SFAS 159 which permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company did not elect the fair value option for any of its existing financial instruments other than those already measured at fair value. Therefore, the Company’s adoption of SFAS 159 as of September 1, 2008 did not have an impact on the Company’s financial position, results of operations and cash flows.

(8)	INCENTIVE STOCK PLANS

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 7, 2006, the Company adopted the 2006 Incentive Plan which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. The time-based nonqualified stock options granted under the 2006 Incentive Plan become exercisable at the rate of 33 1/3% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise. On November 30, 2008, there were approximately 2.7 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A summary of stock options is as follows:

	Three months ended November 30,
	2008		2007
	Outstanding		Outstanding
	Shares Under	Weighted-Average	Shares Under	Weighted-Average
	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of period	567,247	$19.12	813,710	$19.10
Granted	—	—	—	—
Exercised	(6,567)	18.39	(44,333)	19.43
Forfeited and expired	(2,000)	18.41	(667)	19.20

Outstanding at end of period	558,680	19.13	768,710	19.08

Exercisable at the end of the period	538,680	18.92	603,146	18.69

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended November 30, 2008 was insignificant and was approximately $0.1 million for the same period prior year. The intrinsic value for stock options exercisable at November 30, 2008 was $0.3 million with a remaining term for options exercisable of approximately 4.3 years. For stock options outstanding at November 30, 2008, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at November 30, 2008 was approximately 4.4 years. Stock options vested and expected to vest at November 30, 2008 were approximately 558,562 with a remaining contractual term of approximately 4.4 years and a weighted-average exercise price of $19.13. The aggregate intrinsic value of stock options vested and expected to vest was $0.3 million at November 30, 2008. There were no grants of stock options during the first quarter of fiscal 2009 or fiscal 2008.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock grants outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. The following table summarizes the outstanding time-based restricted stock awards and weighted-average fair market value:

		Weighted-Average
	Outstanding Restricted	Fair Market Value
	Stock Awards	(per share)

Outstanding at August 31, 2008	232,757	$20.81
Granted	—	—
Vested	(34,667)	20.20
Forfeited	(417)	21.09

Outstanding at November 30, 2008	197,673	20.91

No restricted stock was granted during the first quarter of fiscal 2009 or fiscal 2008.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also grants awards with market performance vesting criteria under the 2006 Incentive Plan. In the table below, the Company summarizes all performance-based awards which include performance-based restricted stock awards and Performance Shares.

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)

Outstanding at August 31, 2008	286,256	$15.50
Granted	—	—
Vested	—	—
Forfeited	(625)	16.10

Outstanding at November 30, 2008	285,631	15.50

There were no grants of performance-based awards during the first quarter of fiscal 2009 or fiscal 2008. Performance share awards (“Performance Shares”) are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. Included in the outstanding performance-based awards at November 30, 2008 are 131,608 Performance Shares which earn dividends throughout the vesting period and approximately 65,803 Performance Shares which do not earn dividends. Also included in the balance are 88,220 awards of performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards, approximately 44,110 additional shares could be issued and released if certain market conditions are met which are not included in the table. The additional shares do not earn dividends and do not have voting rights.

The valuation for the awards included in the performance-based awards table above was based upon a Monte Carlo simulation, which is a binomial model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions in accordance with FASB Statement No. 123(R), Share-Based Payment.

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at November 30, 2008 was approximately $4.7 million. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

The Company had approximately 209,000 restricted stock units and approximately 244,000 restricted stock units outstanding with various vesting periods and criteria at November 30, 2008 and 2007, respectively. Each restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. The Company did not grant any restricted stock units during the first quarter of fiscal 2009 or fiscal 2008. Certain restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated income statements. The Company has recorded approximately $1.4 million of income and $0.4 million of expense related to restricted stock units for the three months ended November 30, 2008 and 2007, respectively. The first quarter of fiscal 2009 experienced a significant decline in the expense due to the decline in the Company’s common stock price compared to the previous quarter’s price.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact to the Company’s consolidated statements of income from stock-based compensation:

	Three months ended November 30,
	2008	2007
	(In thousands)
Stock Options	$(23)	$259
Restricted Stock Awards and Performance-Based Awards	526	766
Restricted Stock Units	(1,393)	383

Total stock-based compensation	$(890)	$1,408

(9)	EARNINGS PER SHARE

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

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2008	2007
	(In thousands)
Weighted-average shares outstanding:
Basic	25,808	27,521
Incremental shares from stock options	14	73
Incremental shares from restricted stock	204	176

Diluted	26,026	27,770

For the three months ended November 30, 2008 and 2007, there were approximately 0.5 million and 0.1 million, respectively, equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

(10)	SEGMENT INFORMATION

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and CEO, who is the CODM. Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. The Company historically identified and presented the European segment to include Asia, based on how the CODM regularly reviewed information and allocated resources. Prior periods have been restated to reflect the current presentation. The Company’s Europe and Asia segments have managers of each line of business, who report to general managers of the respective segments who then report to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the Europe and Asia segments. The Company’s segments are Europe, NAPB (which comprises the masterbatch line of business), NAEP, NADS, Asia and Invision.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain portions of the Company’s North American operations are not managed separately and are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments.

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

Below the Company presents net sales, gross profit and operating income by segment. Also included is a reconciliation of operating income (loss) by segment to consolidated income before taxes.

	Three months ended November 30,
	2008	2007
	(In thousands)
Net Sales to Unaffiliated Customers
Europe	$280,847	$357,266
NAPB	28,044	34,975
NAEP	44,268	59,112
NADS	25,971	34,395
Asia	9,187	10,739
Invision	88	88

Total Net Sales to Unaffiliated Customers	$388,405	$496,575

Segment Gross Profit
Europe	$34,395	$45,313
NAPB	2,290	3,610
NAEP	2,757	5,040
NADS	1,845	2,413
Asia	714	777
Invision	(948)	(1,563)

Total Segment Gross Profit	$41,053	$55,590

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended November 30,
	2008	2007
	(In thousands)
Segment Operating Income
Europe	$14,032	$22,789
NAPB	692	1,919
NAEP	(941)	(480)
NADS	924	1,391
Asia	(290)	(211)
Invision	(1,067)	(1,885)
All other North America	(3,009)	(4,105)

Total Segment Operating Income	$10,341	$19,418

Corporate and other	(4,360)	(3,381)
Interest expense, net	(401)	(1,129)
Foreign currency transaction gains (losses)	7,306	(133)
Other income (expense)	222	(332)
Restructuring	(601)	(6)

Income Before Taxes	$12,507	$14,437

The majority of the Company’s sales for the three months ended November 30, 2008 and 2007 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended November 30,
Product Family	2008		2007
		(In thousands, except for %’s)
Color and additive concentrates	$149,378	39%	$178,955	36%
Polyolefins	121,372	31	160,312	32
Engineered compounds	86,050	22	106,814	22
Polyvinyl chloride (PVC)	12,692	3	14,698	3
Tolling	2,571	1	5,958	1
Other	16,342	4	29,838	6

	$388,405	100%	$496,575	100%

(11)	INCOME TAXES

At November 30, 2008, the Company’s gross unrecognized tax benefits totaled $3.4 million. If recognized, approximately $1.7 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At November 30, 2008, the Company had $0.8 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in the U.S. from fiscal 2005 onward and generally from fiscal year 2002 onward for most foreign jurisdictions. The Company is currently under examination in the U.S. for fiscal 2006 and in Belgium for fiscal 2006 and 2007. In addition, the Company is currently under examination in Germany for years 2001 through 2004.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	November 30, 2008		November 30, 2007
	(In thousands except for %’s)
Statutory U.S. tax rate	$4,377	35.0%	$5,053	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,811)	(30.5)	(3,150)	(21.8)
U.S. losses with no tax benefit	3,523	28.2	2,271	15.7
Other	246	2.0	238	1.7

Total income tax expense	$4,335	34.7%	$4,412	30.6%

The effective tax rate of 34.7% for the three months ended November 30, 2008 is slightly below the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was offset by no tax benefits being recognized for losses in the U.S. As compared to the effective rate of 30.6% for the three months ended November 30, 2007, the current quarter’s effective rate is driven by an increase in the U.S. pre-tax loss from continuing operations and other U.S. charges for which no tax benefit was recognized. This unfavorable effect on the Company’s tax rate was partially offset by a decrease in the overall foreign rate driven by an increase in foreign pre-tax income in lower rate jurisdictions.

(12)	RESTRUCTURING OF OPERATIONS

Fiscal 2009 Plan

In November 2008, management decided to take certain actions in a strategic effort to realign resources and reduce expenses within the Europe segment. As a result, the Company recorded charges of approximately $0.3 million for employee related costs for approximately 30 employees in the European segment which are included in restructuring expenses for the three months ended November 30, 2008.

On December 10, 2008, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions are part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets.

In the NAEP segment, the Company will reduce production capacity by temporarily idling one manufacturing line in addition to permanently shutting down two lines at the plant in Bellevue, Ohio. The Company also plans to temporarily idle one line and reduce shifts from seven to five days at its Nashville, Tennessee plant. The actions will reduce production capacity by approximately 50% in this segment and reduce headcount by 60 between these two facilities. The Company is also realigning its NAEP sales, marketing and technical customer service teams to focus its customer support on core markets, which will reduce headcount on those teams by approximately 15.

The Company also plans to reduce its Akron-based North American administrative staff by six full-time employees and three contract positions. These actions are expected to begin in the second quarter of fiscal 2009 with completion by the end of the third quarter of fiscal 2009.

In Europe, the Company is rationalizing its overall operations to better align its production capabilities with evolving customer needs and to address the increasingly deteriorating economic conditions in those markets. The Company is in the process of reducing its current capacity in Europe by 7% to 10%. Accordingly, the Company reduced related headcount by approximately 20 employees in November 2008 and will eliminate approximately an additional 30 full-time employees and 30 contract positions in the second quarter of fiscal 2009. The Company’s major European locations also plan to implement a “short work” schedule.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2008 Plan

In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the NAEP reportable segment.

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008. The Company continues to finalize closing procedures into fiscal 2009.

The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.

The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee related costs and $0.1 million for contract termination and other related restructuring costs during the three months ended November 30, 2008. The charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.3 million remains accrued for employee related costs at November 30, 2008 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009. No charges related to this plan were recorded in the first quarter of fiscal 2008.

The following table summarizes the liabilities as of November 30, 2008 related to the announced restructuring plans in fiscal 2008 and fiscal 2009.

	Accrual Balance	Fiscal 2009	Fiscal 2009	Accrual Balance
	August 31, 2008	Charges	Paid	November 30, 2008
	(In thousands)
Employee related costs	$507	$497	$(348)	$656
Other costs	—	104	(104)	—
Translation effect	(22)	—	—	(68)

Restructuring charges	$485	$601	$(452)	$588

Fiscal 2007 Plan

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its NAEP segment to profitability. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives as the plan was primarily completed in fiscal 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007. The Company recorded insignificant restructuring charges and paid approximately $71,000 for employee related costs related to the fiscal 2007 plan in the three months ended November 30, 2007.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)	ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company is assessing the impact that SFAS 141R may have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption being prohibited. The Company is assessing the impact that SFAS 160 may have on its financial position, results of operations and cash flows.

(14)	SHARE REPURCHASE PROGRAM

The Company has approximately 2.9 million shares authorized by the Board of Directors to be repurchased under the Company’s current share repurchase program. The Company did not repurchase any shares of its common stock during the three months ended November 30, 2007. During the three months ended November 30, 2008, the Company repurchased 78,520 shares of common stock at an average price of $15.50 per share.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,100 employees and 16 plants in countries in North America, Europe and Asia.
The Company sells such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (“PVC”) used in packaging, durable goods and commodity products. The Company also offers a limited amount of tolling service to customers through its European operations. The Company offers an Invision® sheet product which is a replacement for painted plastic.
To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. The Company historically identified and presented the European segment to include Asia, based on how the CODM regularly reviewed information and allocated resources. Prior periods have been restated to reflect the current presentation. The segments are Europe, North America Polybatch (“NAPB”) (which comprises the masterbatch line of business), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”), Asia and A. Schulman Invision, Inc. (“Invision”).
On December 10, 2008, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions are part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. The plans primarily impact the Company’s NAEP segment and other North American administrative staff. In addition, in Europe, the Company is rationalizing its overall operations to better align its production capabilities with evolving customer needs and to address the increasingly deteriorating economic conditions in those markets. These actions are expected to begin in the second quarter of fiscal 2009 with completion by the end of the third quarter of fiscal 2009. See the Results of Operations section of Management’s Discussion and Analysis and Results of Operations for additional discussion.
Results of Operations
Net sales for the three months ended November 30, 2008 were $388.4 million, a decrease of $108.2 million or 21.8% compared to last year’s first-quarter sales of $496.6 million. The translation effect of foreign currencies, primarily the euro, decreased sales by $18.2 million for the three months ended November 30, 2008. The decline in sales, excluding the translation effect, was primarily a result of the deterioration of the global markets resulting in a significant decline in volume as well as the effect of the plant closures and capacity reductions primarily in North America. Capacity in North America declined from approximately 107.1 million pounds for the three months ended November 30, 2007 to approximately 50.2 million pounds for the three months ended November 20, 2008. The Company’s volume decline in November was especially significant as, globally, the effect of the recession was more severe.

A comparison of consolidated sales by segment for the three months ended November 30, 2008 and 2007 is as follows:

							% Due to
			Total increase		% Due to	% Due to	price/
	Three months ended November 30,		(decrease)		tonnage	translation	product mix
Sales	2008	2007	$	%
	(In thousands, except for %’s)
Europe	$280,847	$357,266	$(76,419)	-21.4%	-20.8%	-4.4%	3.8%
NAPB	28,044	34,975	(6,931)	-19.8%	-29.8%	-4.1%	14.1%
NAEP	44,268	59,112	(14,844)	-25.1%	-51.6%	-2.0%	28.5%
NADS	25,971	34,395	(8,424)	-24.5%	-39.9%	-0.4%	15.8%
Asia	9,187	10,739	(1,552)	-14.5%	-36.3%	2.5%	19.3%
Invision	88	88	—	—	—	—	—

	$388,405	$496,575	$(108,170)	-21.8%	-27.8%	-3.7%	9.7%

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three months ended November 30, 2008 compared to the same periods last year are as follows:

	Three months ended November 30,
	2008	2007

Packaging	40%	38%
Automotive	15%	16%
Other	45%	46%

	100%	100%

The majority of the Company’s sales for the three months ended November 30, 2008 and 2007 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended November 30,
Product Family	2008		2007
	(In thousands, except for %’s)
Color and additive concentrates	$149,378	39%	$178,955	36%
Polyolefins	121,372	31	160,312	32
Engineered compounds	86,050	22	106,814	22
Polyvinyl chloride (PVC)	12,692	3	14,698	3
Tolling	2,571	1	5,958	1
Other	16,342	4	29,838	6

	$388,405	100%	$496,575	100%

A comparison of gross profit dollars and percentages by segment for the three months ended November 30, 2008 and 2007 is as follows:

	Three months ended November 30,		Increase (decrease)
	2008	2007	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$34,395	$45,313	$(10,918)	(24.1)%
NAPB	2,290	3,610	(1,320)	(36.6)
NAEP	2,757	5,040	(2,283)	(45.3)
NADS	1,845	2,413	(568)	(23.5)
Asia	714	777	(63)	(8.1)
Invision	(948)	(1,563)	615	39.3

Consolidated	$41,053	$55,590	$(14,537)	(26.2)%

Gross profit %
Europe	12.2%	12.7%
NAPB	8.2%	10.3%
NAEP	6.2%	8.5%
NADS	7.1%	7.0%
Asia	7.8%	7.2%
Invision	—	—
Consolidated	10.6%	11.2%
The gross profit dollars decreased for Europe for the three months ended November 30, 2008 by $10.9 million, or 24.1%, compared to the same period in the prior year. European gross profits were negatively impacted by foreign currency translation losses of $1.7 million for the three months ended November 30, 2008. Excluding the foreign currency translation loss, gross profit for the three months ended November 30, 2008 for Europe decreased $9.2 million. The decline in Europe was caused by two primary factors (1) declining selling prices combined with a write-down of inventory related to decreasing market values, and (2) fixed manufacturing costs which were not aligned with lower production volumes. As a result of these factors, the Company announced on December 10, 2008 its initial measures to address the fixed manufacturing cost issue including reducing capacity and headcount and scheduling some manufacturing facilities on a four-day work week.
The gross profit dollars for the NAPB business have declined by $1.3 million, or 36.6%, for the three months ended November 30, 2008 compared to the same period last year. The decrease in gross profit dollars and percentages for NAPB are primarily the result of tonnage decreases of approximately 29.8%, reflecting the general business conditions, offset by the price increases realized of approximately 14.1%. In addition, the gross profit for NAPB includes approximately $0.4 million of start-up costs without sales related to the Company’s new masterbatch facility in Akron, Ohio.
The gross profit dollars for the NAEP business have declined by $2.3 million, or 45.3%, for the three months ended November 30, 2008 compared to the same period last year. The decline in gross profit dollars and percentages for NAEP are primarily related to significant declines in tonnage, which was mostly a result of the Company’s closure of its St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility. These reductions in capacity and headcount provided benefit for the NAEP segment; however these savings were offset by weaker economic conditions. In order to offset the effects of weakening markets, in December 2008, the Company announced further restructuring efforts that plan to reduce capacity and headcount in this segment.
Gross profits dollars for the NADS business have declined to $1.8 million for the three months ended November 30, 2008, from $2.4 million for the comparable period last year. The NADS segment was able to maintain consistent margins in a weak market.

The Company’s Asia segment gross profit dollars decreased 8.1% but gross profit percentage increased. The decline in gross profit dollars is also a result of the global economic downturn. The Asia segment is primarily in the packaging market.
The Invision gross profit loss is due to the start-up nature of this business line. The Company has reduced spending on Invision as it refocuses the business to non-automotive markets and also considers strategic alternatives for the segment.
A comparison of capacity utilization levels for the three months ended November 30, 2008 and 2007 is as follows:

	Three months ended November 30,
	2008	2007
Europe	73%	102%
NAPB	87%	114%
NAEP	89%	82%
Asia	45%	60%
Worldwide	74%	95%
Europe capacity utilization declined primarily as a result of the significant global economic slowdown and working capital initiatives to reduce inventory.
The capacity utilization for NAPB declined significantly due to the weak North America marketplace. In addition, one of the NAPB plants experienced maintenance issues, which reduced capacity amounts for a short period of time resulting in lower production levels. Capacity utilization for the NAEP segment increased as a result of the restructuring efforts announced in fiscal 2008 to close the Company’s St. Thomas, Ontario, Canada facility and the sale of the Company’s Orange, Texas facility which was completed in March 2008.
The Company’s Asia segment is experiencing lower capacity utilization as a result of the weakened global markets and the start-up nature of a line in the Company’s China facility.
Overall worldwide utilization declined compared to the prior year reflecting the challenging marketplace facing the Company. The capacity utilization figures exclude production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
The changes in selling, general and administrative expenses are summarized as follows:

	Three months ended November 30, 2008
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$(4,394)	(11.2)%
Less the effect of foreign currency translation	(1,358)	(3.5)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(3,036)	(7.7)%

Selling, general and administrative expenses for the three months ended November 30, 2008 were down by $3.0 million, excluding the effect of foreign currency exchange, compared to the same period last fiscal year. As a percent of sales, selling, general and administrative expenses for the three months ended November 30, 2008 increased to 9.0% from 7.9% in the prior year comparable period. Costs are generally lower as a result of restructuring activities that have taken place over the past year. In addition, the decrease includes a benefit of $1.8 million from the mark-to-mark adjustments of restricted stock units and deferred directors units which were partially offset by $1.6 million of costs related to consulting for the development of a strategic plan.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
Interest expense declined by approximately $0.4 million for the three months ended November 30, 2008, as compared to the same period last year, due to lower borrowing rates and overall lower debt levels.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced $7.3 million in foreign currency transaction gains for the three months ended November 30, 2008. This included gains of $2.5 million and $4.1 million related to the changes in the value of the U.S. dollar compared to the Canadian dollar and Mexican peso, respectively. The Company experienced a foreign currency transaction loss of $0.1 million for the three months ended November 30, 2007. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. From time to time, the Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. During the first quarter of fiscal 2009, while the U.S. dollar was strengthening, the Company was not completely hedged.
Restructurings
In November 2008, management decided to take certain actions in a strategic effort to realign resources and reduce expenses within the Europe segment. As a result, the Company recorded charges of approximately $0.3 million for employee related costs for approximately 30 employees in the European segment which are included in restructuring expenses for the three months ended November 30, 2008.
On December 10, 2008, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions are part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets.
In the NAEP segment, the Company will reduce production capacity by temporarily idling one manufacturing line in addition to permanently shutting down two lines at the plant in Bellevue, Ohio. The Company also plans to temporarily idle one line and reduce shifts from seven to five days at its Nashville, Tennessee plant. The actions will reduce production capacity by approximately 50% in this segment and reduce headcount by 60 between these two facilities. The Company is also realigning its NAEP sales, marketing and technical customer service teams to focus its customer support on core markets, which will reduce headcount on those teams by approximately 15.
The Company also plans to reduce its Akron-based North American administrative staff by six full-time employees and three contract positions. The Company expects cost savings from all of its actions related to NAEP and North America administrative expenses to total approximately $10 million to $12 million, after tax, on an annualized basis. These actions are expected to begin in the second quarter of fiscal 2009 with completion by the end of the third quarter of fiscal 2009.
In Europe, the Company is rationalizing its overall operations to better align its production capabilities with evolving customer needs and to address the increasingly deteriorating economic conditions in those markets. The Company is in the process of reducing its current capacity in Europe by 7% to 10%. Accordingly, the Company reduced related headcount by approximately 20 employees in November 2008 and will eliminate approximately an additional 30 full-time employees and 30 contract positions in the second quarter of fiscal 2009. The Company’s major European locations also plan to implement a “short work” schedule. The actions in the Europe segment are expected to result in total annualized cost savings of $4 million to $6 million, after tax.
In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the NAEP reportable segment.

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008. The Company continues to finalize closing procedures into fiscal 2009.
The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.
The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee related costs and $0.1 million for contract termination and other related restructuring costs during the three months ended November 30, 2008. The charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.3 million remains accrued for employee related costs at November 30, 2008 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009. No charges related to this plan were recorded in the first quarter of fiscal 2008.
The following table summarizes the liabilities as of November 30, 2008 related to the announced restructuring plans in fiscal 2008 and fiscal 2009.

	Accrual Balance	Fiscal 2009	Fiscal 2009	Accrual Balance
	August 31, 2008	Charges	Paid	November 30, 2008
	(In thousands)
Employee related costs	$507	$497	$(348)	$656
Other costs	—	104	(104)	—
Translation effect	(22)	—	—	(68)

Restructuring charges	$485	$601	$(452)	$588

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its NAEP segment to profitability. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives as the plan was primarily completed in fiscal 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007. The Company recorded insignificant restructuring charges and paid approximately $71,000 for employee related costs related to the fiscal 2007 plan in the three months ended November 30, 2007.
Certain portions of the Company’s North American operations are not managed separately and are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments.
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

A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	Three months ended November 30,
	2008	2007
	(In thousands)

Europe	$14,032	$22,789
NAPB	692	1,919
NAEP	(941)	(480)
NADS	924	1,391
Asia	(290)	(211)
Invision	(1,067)	(1,885)
All other North America	(3,009)	(4,105)
Corporate and other	(4,360)	(3,381)
Interest expense, net	(401)	(1,129)
Foreign currency transaction gains (losses)	7,306	(133)
Other income (expense)	222	(332)
Restructuring expense	(601)	(6)

Income before taxes	$12,507	$14,437

European operating income decreased approximately $8.8 million, or 38.4%, for the three months ended November 30, 2008. The decrease was primarily due to the recessionary global marketplace impacting volume as well as the gross profit reductions resulting from rapid declines in pricing not completely offset by cost of goods sold declines. The decline in gross profit of $10.9 million was partially offset by a decline in selling, general and administrative expenses of $2.2 million.
Operating income for NAPB declined $1.2 million compared to same period in the prior year. The decline was primarily a result of the decline in gross profit and was partially offset by a decrease in selling, general and administrative costs.
The operating loss for the NAEP segment, which is the segment most exposed to the automotive market, increased by $0.5 million due to the decline in gross profit of $2.3 million. The decline of selling, general and administrative costs of $1.7 million for the NAEP segment partially offset the gross profit decrease. The NAEP segment experienced cost reductions initiated primarily in the prior year which almost completely offset the decline in volume. Unpredicted declines in volume resulted in another series of planned capacity reductions which were announced in December 2008.
The decline in operating income for NADS for the three months ended November 30, 2008 was due to the decline in gross profit of $0.6 million. A decline in NADS selling, general and administrative costs slightly offset the decline in gross profit.
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	November 30, 2008		November 30, 2007
	(In thousands except for %’s)
Statutory U.S. tax rate	$4,377	35.0%	$5,053	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,811)	(30.5)	(3,150)	(21.8)
U.S. losses with no tax benefit	3,523	28.2	2,271	15.7
Other	246	2.0	238	1.7

Total income tax expense	$4,335	34.7%	$4,412	30.6%

The effective tax rate of 34.7% for the three months ended November 30, 2008 is slightly below the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was offset by no tax benefits being recognized for losses in the U.S. As compared to the effective rate of 30.6% for the three months ended November 30, 2007, the current quarter’s effective rate is driven by an increase in the U.S. pre-tax loss from continuing operations and other U.S. charges, for which no tax benefit was recognized. This unfavorable effect on the Company’s tax rate was partially offset by a decrease in the overall foreign rate driven by an increase in foreign pre-tax income in lower rate jurisdictions.
The translation effect of foreign currencies decreased net income by $1.2 million for the three months ended November 30, 2008.
The Company uses the following non-GAAP financial measures of net income excluding unusual items and net income per diluted share excluding unusual items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. The Company believes that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. The table below reconciles net income excluding unusual items and net income per diluted share excluding unusual items to net income and net income per diluted share.

	Three months ended		Three months ended
	November 30, 2008		November 30, 2007
		Diluted EPS		Diluted EPS
Net Income and Earnings Per Share Reconciliation	Income (loss)	Impact	Income (loss)	Impact
	(In thousands except share data)

Net income applicable to common stock	$8,159	$0.31	$10,012	$0.36

Adjustments, net of tax, per diluted share:
Restructuring expense	436	0.02	6	—
Other employee termination costs	101	—	674	0.02
Insurance claim settlement adjustment	—	—	368	0.01

Net income applicable to common stock before unusual items	$8,696	$0.33	$11,060	$0.39

Weighted-average number of shares outstanding — Diluted		26,026		27,770
Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash for other than operations are generally cash dividends, common share repurchases and capital expenditures. Presently, the Company anticipates that cash flow from operations and availability under credit arrangements will be sufficient to meet its short and long-term operational requirements.

The Company has improved its liquidity position in the first quarter of fiscal 2009. Net cash provided from operations was $44.3 million and $8.8 million for the three months ended November 30, 2008 and 2007, respectively. The increase from last year was due to a decline in inventory and accounts receivable, compared to the increases in these areas in the prior year, primarily driven by lower sales and the Company’s efforts to reduce working capital. Days in receivables were 57 days at November 30, 2008 and 58 days at August 31, 2008 and 63 days at November 30, 2007. Days in inventory were 49 days at November 30, 2008 and 48 days at August 31, 2008 and 62 days at November 30, 2007. Days in payables at November 30, 2008 were 34 days, 34 days at August 31, 2008 and 31 days at November 30, 2007.

	November 30,	August 31,
	2008	2008	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$115.8	$97.7	18.5%
Working capital, excluding cash	232.5	305.2	(23.8)
Long-term Debt	99.2	104.3	(4.9)
Stockholders’ equity	372.5	427.6	(12.9)
The Company’s cash and cash equivalents increased approximately $18.1 million from August 31, 2008. Working capital, excluding cash, was $232.5 million, a decrease of $72.7 million from August 31, 2008. The primary reason for the decrease in working capital was the decrease in accounts receivable of $76.6 million and the decrease in inventory of $42.8 million. The translation effect of foreign currencies, primarily the euro, decreased accounts receivable by $39.8 million and decreased inventory by $24.3 million. Excluding the impact of translation of foreign currencies, inventory decreased approximately $18.5 million, or 8.2%, and accounts receivable decreased $36.8 million, or 11.5%. The decreases are also attributable to the Company’s long-term working capital reduction program. Accounts payable decreased $35.6 million due primarily to the translation effect of foreign currencies of $19.0 million. The decrease in accounts payable is also attributable to the decrease in sales and sales volume which resulted in lower purchases.
The Company decreased total long-term debt by $5.1 million during the three months ended November 30, 2008. The translation effect of foreign currencies decreased long-term debt by approximately $9.9 million. The remaining increase of $4.8 million in borrowings was primarily a result of cash dividends and purchase of treasury stock.
Capital expenditures for the three months ended November 30, 2008 were $11.3 million compared with $8.2 million last year. The major component of the capital expenditures included additions related to the new Akron, Ohio plant and adding a new smaller line in the Nashville, Tennessee plant which is replacing an older inefficient line.
The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of November 30, 2008, the Company was not in violation of any of its covenants relating to the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At November 30, 2008, there were no borrowings on the Credit Facility which are considered short-term. At November 30, 2008, the Company had $5.0 million of long-term borrowings outstanding under the Credit Facility.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $63.9 million at November 30, 2008. The fair market value of the Euro Notes is approximately €38.4 million at November 30, 2008, which approximates $48.8 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of November 30, 2008, the Company was not in violation of any of its covenants relating to the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had approximately $8.5 million of uncollateralized short-term lines of credit from various domestic banks at November 30, 2008. At November 30, 2008, there were borrowings of $7.1 million outstanding under these lines of credit.
The Company had approximately $47.7 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at November 30, 2008. There was approximately $2.6 million outstanding under these lines of credit at November 30, 2008.
Below summarizes the Company’s available funds as of November 30, 2008 and August 31, 2008.

	As of November 30,	As of August 31,
	2008	2008
	(In millions)
Total gross available funds from credit lines and notes
Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$47.7	$51.0
Borrowings outstanding
Credit Facility	5.0	7.0
Uncollateralized short-term lines of credit — U.S.	7.1	—
Uncollateralized short-term lines of credit — Foreign	2.6	2.5
Total net available funds from credit lines and notes
Credit Facility	$255.0	$253.0
Uncollateralized short-term lines of credit — U.S.	$1.4	$8.5
Uncollateralized short-term lines of credit — Foreign	$45.1	$48.5
The Company’s net debt, defined as debt minus cash, was in a net cash position of $6.9 million at November 30, 2008 which was an improvement of $23.0 million compared to the August 31, 2008 net debt of $16.1 million as a result of earnings and working capital reductions.
The Company adopted the required portions of FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement, as of September 1, 2008. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows. In accordance with FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No.157, the Company delayed the adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of this portion of SFAS 157 on its financial position, results of operations and cash flows.
SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
•	Level 3: Unobservable inputs which reflect an entity’s own assumptions.
The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of the forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks.

The Company adopted FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. However, the Company did not elect the fair value option for any of its existing financial instruments other than those already measured at fair value. Therefore, the Company’s adoption of SFAS 159 as of September 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.
During the three months ended November 30, 2008, the Company has declared and paid quarterly cash dividends totaling $0.15 per common share. The total amount of these dividends was $3.9 million. Cash has been sufficient to fund the payment of these dividends. On January 7, 2009, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable February 2, 2009 to stockholders of record on January 19, 2009.
During the three months ended November 30, 2008, the Company repurchased 78,520 million shares of common stock at an average price of $15.50 per share. No shares were repurchased during the three months ended November 30, 2007. It is anticipated that the Company will continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program
For the three months ended November 30, 2008, 6,567 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $0.1 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The change in the value of the U.S. dollar during the three months ended November 30, 2008 decreased this account by $58.5 million.
Contractual Obligations
As of November 30, 2008, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2008 Annual Report.
Operating lease information is provided in Footnote 12 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K as there has been no significant changes.
The Company’s outstanding commercial commitments at November 30, 2008 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2008.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The following critical accounting policy should be read in conjunction with the critical accounting policies discussed in the Company’s 2008 Annual Report on Form 10-K.

New Accounting Pronouncements
In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company is assessing the impact that SFAS 141R may have on its financial position, results of operations and cash flows.
In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption being prohibited. The Company is assessing the impact that SFAS 160 may have on its financial position, results of operations and cash flows.
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, include, but are not limited to, the following:
•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;
•
Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;
•	Changes in customer demand and requirements;
•	Escalation in the cost of providing employee health care;
•	Outcome of any legal claims known or unknown;
•	Performance of the North American automotive market;
•	Global financial market turbulence; and
•	Global or regional economic slowdown or recession.
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

Item 3 — Quantitative and Qualitative Disclosure about Market Risk
The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the euro, U. K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan, and Indonesian rupiah.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At November 30, 2008, the Company had $5.0 million borrowed against its Credit Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
Item 1A — Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”), representing approximately 23.3% of the Company’s outstanding shares at the authorization date. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. On November 16, 2007, as a part of an agreement reached with the Barington Group, the Board agreed to increase to five million the number of shares authorized to be repurchased under the Repurchase Program. The Company repurchased two million shares under the program in the fiscal year ended August 31, 2008. It is anticipated that the Company will complete the remainder of the Repurchase Program through open market repurchases from time to time. The number of shares to be repurchased and the timing of repurchases will depend upon the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of repurchasing shares. The Company’s purchases of its common stock under the Repurchase Program during the first quarter of fiscal 2009 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price	purchased as part of a	shares that may yet be
	repurchased	paid per share	publicly announced plan	purchased under the plan
Beginning shares available				3,018,486
September 1-30, 2008	9,520	$24.00	9,520	3,008,966
October 1-31, 2008	—	$—	—	3,008,966
November 1-30, 2008	69,000	$14.33	69,000	2,939,966

Total	78,520	$15.50	78,520	2,939,966

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (filed herewith).

3.2
Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007).

10.1
First Amendment to 2007 Agreement by and among the Company and the Barington Group, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2008).

10.2
Agreement by and among the Company and the Ramius Group, dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).

10.3
Advisory Agreement, by and between the Company and Dr. Peggy G. Miller, dated November 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).

10.4
First Amendment to Employment Agreement of Joseph M. Gingo, dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

Exhibit Number	Exhibit

10.5
Amended and Restated Employment Agreement of Paul F. DeSantis, dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.6	A. Schulman, Inc. Second Amended and Restated Directors Deferred Units Plan (filed herewith).

10.7	First Amendment to Indemnification Agreement (filed herewith).

10.8	A. Schulman, Inc. Amended and Restated Nonqualified Profit Sharing Plan (filed herewith).

10.9	First Amendment to the A. Schulman, Inc. 2002 Equity Incentive Plan (filed herewith).

10.10	A. Schulman, Inc. Amended and Restated 2006 Incentive Plan (filed herewith).

10.11	First Amendment to the 2009 Cash Bonus Plan of A. Schulman, Inc. (filed herewith).

10.12	Amended and Restated A. Schulman, Inc. Supplemental Executive Retirement Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2009	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer, Vice President and
Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

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

10.1
First Amendment to 2007 Agreement by and among the Company and the Barington Group, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2008).

10.2
Agreement by and among the Company and the Ramius Group, dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).

10.3
Advisory Agreement, by and between the Company and Dr. Peggy G. Miller, dated November 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).

10.4
First Amendment to Employment Agreement of Joseph M. Gingo, dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.5
Amended and Restated Employment Agreement of Paul F. DeSantis, dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.6	A. Schulman, Inc. Second Amended and Restated Directors Deferred Units Plan (filed herewith).

10.7	First Amendment to Indemnification Agreement (filed herewith).

10.8	A. Schulman, Inc. Amended and Restated Nonqualified Profit Sharing Plan (filed herewith).

10.9	First Amendment to the A. Schulman, Inc. 2002 Equity Incentive Plan (filed herewith).

10.10	A. Schulman, Inc. Amended and Restated 2006 Incentive Plan (filed herewith).

10.11	First Amendment to the 2009 Cash Bonus Plan of A. Schulman, Inc. (filed herewith).

10.12	Amended and Restated A. Schulman, Inc. Supplemental Executive Retirement Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.