Form 10-Q
period 2009-02-28
SCHULMAN A INC
filed 2009-04-03
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2009 — 26,071,265

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	Unaudited		Unaudited

Net sales	$272,688	$479,811	$661,093	$976,385

Cost of sales	244,254	424,423	591,606	865,407
Selling, general and administrative expenses	37,589	46,398	72,503	85,707
Minority interest	(308)	131	(150)	376
Interest expense	1,146	2,008	2,395	3,619
Interest income	(582)	(421)	(1,431)	(903)
Foreign currency transaction (gains) losses	(1,342)	463	(8,648)	597
Other (income) expense	(790)	(334)	(1,012)	(2)
Curtailment gain	(2,609)	—	(2,609)	—
Goodwill impairment	—	964	—	964
Asset impairment	2,179	5,219	2,179	5,219
Restructuring expense	4,648	2,616	5,249	2,622

	284,185	481,467	660,082	963,606

Income (loss) before taxes	(11,497)	(1,656)	1,011	12,779

Provision for U.S. and foreign income taxes	(982)	2,118	3,353	6,530

Net income (loss)	(10,515)	(3,774)	(2,342)	6,249

Less: Preferred stock dividends	(13)	(13)	(26)	(26)

Net income (loss) applicable to common stock	$(10,528)	$(3,787)	$(2,368)	$6,223

Weighted-average number of shares outstanding:
Basic	25,753	27,223	25,781	27,372
Diluted	25,753	27,223	25,781	27,618

Earnings (losses) per share of common stock:
Basic	$(0.41)	$(0.13)	$(0.09)	$0.23

Diluted	$(0.41)	$(0.13)	$(0.09)	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2009	August 31, 2008
	Unaudited
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$141,254	$97,728
Accounts receivable, less allowance for doubtful accounts of $8,758 at February 28, 2009 and $8,316 at August 31, 2008	195,575	320,926
Inventories, average cost or market, whichever is lower	134,555	224,964
Prepaid expenses and other current assets	15,193	18,499

Total current assets	486,577	662,117

Other assets:
Cash surrender value of life insurance	3,074	2,665
Deferred charges and other assets	19,004	23,017
Goodwill	9,777	10,679
Intangible assets	136	195

	31,991	36,556

Property, plant and equipment, at cost:
Land and improvements	15,022	17,026
Buildings and leasehold improvements	137,081	156,465
Machinery and equipment	320,864	346,999
Furniture and fixtures	35,579	41,272
Construction in progress	6,606	9,726

	515,152	571,488
Accumulated depreciation and investment grants of $956 at February 28, 2009 and $1,123 at August 31, 2008	341,843	379,740

Net property, plant and equipment	173,309	191,748

	$691,877	$890,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,529	$9,540
Accounts payable	100,397	174,226
U.S. and foreign income taxes payable	5,946	3,212
Accrued payrolls, taxes and related benefits	25,582	37,686
Other accrued liabilities	31,628	34,566

Total current liabilities	166,082	259,230

Long-term debt	93,993	104,298
Other long-term liabilities	77,301	88,235
Deferred income taxes	4,651	5,544
Minority interest	5,383	5,533
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 10,564 shares at February 28, 2009 and August 31, 2008	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock $1 par value, authorized — 75,000,000 shares, issued — 42,279,444 shares at February 28, 2009 and 42,231,341 shares at August 31, 2008	42,279	42,231
Other capital	113,637	112,105
Accumulated other comprehensive income	7,096	79,903
Retained earnings	503,210	513,451
Treasury stock, at cost, 16,207,011 shares at February 28, 2009 and 16,095,491 shares at August 31, 2008	(322,812)	(321,166)

Common stockholders’ equity	343,410	426,524

Total stockholders’ equity	344,467	427,581

	$691,877	$890,421

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	February 28, 2009	February 29, 2008
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income (loss)	$(2,342)	$6,249
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	11,818	14,040
Deferred tax provision	143	(1,263)
Pension and other deferred compensation	(228)	5,247
Postretirement benefit obligation	68	569
Net gains on asset sales	176	9
Minority interest in net income (loss) of subsidiaries	(150)	376
Restructuring charges, including $474 and $0 of accelerated depreciation in fiscal 2009 and 2008, respectively	5,723	2,622
Curtailment gain	(2,609)	—
Goodwill impairment	—	964
Asset impairment	2,179	5,219
Changes in assets and liabilities:
Accounts receivable	77,545	(10,681)
Inventories	63,002	(10,947)
Accounts payable	(52,518)	(2,972)
Restructuring payments	(3,097)	(80)
Income taxes	4,796	(5,733)
Accrued payrolls and other accrued liabilities	(8,429)	967
Changes in other assets and other long-term liabilities	(1,344)	883

Net cash provided from operating activities	94,733	5,469

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(17,051)	(13,187)
Proceeds from the sale of assets	349	465

Net cash used in investing activities	(16,702)	(12,722)

Provided from (used in) financing activities:
Cash dividends paid	(7,899)	(8,123)
Increase (decrease) in notes payable	(7,208)	(554)
Borrowings on revolving credit facilities	19,000	81,502
Repayments on revolving credit facilities	(19,000)	(52,569)
Cash distributions to minority shareholders	—	(300)
Common stock issued	12	1,083
Purchase of treasury stock	(1,646)	(13,284)

Net cash provided from (used in) financing activities	(16,741)	7,755

Effect of exchange rate changes on cash	(17,764)	1,103

Net increase (decrease) in cash and cash equivalents	43,526	1,605

Cash and cash equivalents at beginning of period	97,728	43,045

Cash and cash equivalents at end of period	$141,254	$44,650

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL
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
The results of operations for the six months ended February 28, 2009 are not necessarily indicative of the results expected for the year ending August 31, 2009.
To identify reportable segments, A. Schulman, Inc. (the “Company”) considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The Company’s segments are Europe, North America Masterbatch (“NAMB”) (previously, referred to as North America Polybatch or NAPB), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”), Asia and A. Schulman Invision, Inc. (“Invision”). The segments are discussed further in footnote 11.
The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, except for new accounting pronouncements which includes the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, (“SFAS 157”), Fair Value Measurement and FASB Statement No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The adoption of SFAS 157 and SFAS 159 is discussed in footnote 8.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2009 presentation.
(2)	CASH AND CASH EQUIVALENTS
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $76.5 million at February 28, 2009 and $44.0 million at August 31, 2008. Investments with maturities between three and twelve months are considered to be short-term investments. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and bank deposits. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)	GOODWILL
In accordance with FASB Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company completed its annual impairment review as of February 28, 2009 of the goodwill, which is related to the Europe segment and noted no impairment. Although the Company redefined its Europe segment to separate the Asia operations from the Europe operations beginning in fiscal 2009, this did not impact the reporting units for goodwill testing. The fair value used in the analysis was based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transactions is not available.
During the second quarter of fiscal 2008, as a result of the Company’s announcement in February 2008 to pursue a sale of its Orange, Texas facility, the Company noted a trigger event to test for impairment of goodwill in the NAEP segment. The analysis of goodwill in the NAEP segment related to the tolling reporting unit resulted in an impairment charge of approximately $1.0 million in the second quarter of fiscal 2008. The fair value was based on estimated future cash flows including potential sale proceeds.
During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. The purchase price also included a potential deferred payment that could be paid over a three-year period based on certain terms in the purchase agreement. During the second quarter of fiscal 2009, the Company accrued the second deferred payment related to this purchase agreement of approximately $1.0 million, which increased goodwill by the same amount.
The carrying amount of goodwill for the European segment was $9.8 million at February 28, 2009 and $10.7 million at August 31, 2008.
The changes in the Company’s carrying value of goodwill during the six months ended February 28, 2009 are as follows:

Europe
(In thousands)
Balance as of August 31, 2008	$10,679
Goodwill impairment	—

Deferred payment related to business acquisition in fiscal 2007	978
Translation effect	(1,880)

Balance as of February 28, 2009	$9,777

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$418	$617	$859	$1,220
Interest cost	1,080	1,173	2,219	2,326
Expected return on plan assets	(224)	(311)	(478)	(632)
Net actuarial loss and net amortization of prior service cost and transition obligation	77	196	165	394

Net periodic benefit cost	$1,351	$1,675	$2,765	$3,308

Postretirement benefit cost (income) included the following components:
Service cost	$14	$167	$28	$333
Interest cost	223	311	445	623
Net amortization of prior service cost (credit) and unrecognized loss	(212)	(121)	(425)	(242)
Curtailment gain	(2,609)	—	(2,609)	—

Net periodic benefit cost (income)	$(2,584)	$357	$(2,561)	$714

During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to the U.S. restructuring plan for NAEP that was announced in December 2008. This restructuring is further discussed in footnote 13.
(5)	CONTINGENCIES
The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	STATEMENTS OF SHAREHOLDERS’ EQUITY
A summary of the stockholders’ equity section for the six months ended February 28, 2009 and February 29, 2008 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated
				Other			Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at September 1, 2008	$1,057	$42,231	$112,105	$79,903	$513,451	$(321,166)	$427,581
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(2,342)	—
Foreign currency translation loss	—	—	—	(69,553)	—	—
Recognition of negative plan amendment related to curtailment of postretirement benefit plan	—	—	—	(3,018)	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	(236)	—	—
Total comprehensive income (loss)							(75,149)
Cash dividends paid or accrued:
Preferred stock, $2.50 per share	—	—	—	—	(26)	—	(26)
Common stock, $0.30 per share	—	—	—	—	(7,873)	—	(7,873)
Stock options exercised	—	8	136	—	—	—	144
Restricted stock issued, net of forfeitures	—	49	(49)	—	—	—	—
Redemption of common stock to cover tax withholdings	—	(9)	(123)	—	—	—	(132)
Purchase of treasury stock	—	—	—	—	—	(1,646)	(1,646)
Non-cash stock based compensation	—	—	16	—	—	—	16
Amortization of restricted stock	—	—	1,552	—	—	—	1,552

Balance at February 28, 2009	$1,057	$42,279	$113,637	$7,096	$503,210	$(322,812)	$344,467

Balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$511,493	$(279,164)	$429,091
Comprehensive income:
Net income	—	—	—	—	6,249	—
Foreign currency translation gain	—	—	—	30,711	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	5,115	—	—
Total comprehensive income							42,075
Cash dividends paid or accrued:
Preferred stock, $2.50 per share	—	—	—	—	(26)	—	(26)
Common stock, $0.29 per share	—	—	—	—	(8,097)	—	(8,097)
Stock options exercised	—	57	1,026	—	—	—	1,083
Restricted stock issued, net of forfeitures	—	329	(329)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(13,284)	(13,284)
Non-cash stock based compensation	—	—	428	—	—	—	428
Amortization of restricted stock	—	—	2,034	—	—	—	2,034

Balance at February 29, 2008	$1,057	$42,171	$106,987	$85,918	$509,619	$(292,448)	$453,304

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)	ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated Other Comprehensive Income are as follows:

	Foreign Currency	Unrecognized Losses and	Total Accumulated Other
	Translation	Prior Service Costs (credits),	Comprehensive
	Gain (Loss)	Net	Income
	(In thousands)
Balance as of August 31, 2008	$76,112	$3,791	$79,903
Current period change	(69,553)	(3,254)	(72,807)

Balance as of February 28, 2009	$6,559	$537	$7,096

Foreign currency translation gains do not have a tax effect, as such gains are considered permanently reinvested. The decline in the accumulated other comprehensive income account is primarily due to the significant decline in the value of the Euro and other currencies against the U.S. dollar. Accumulated other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate. The decline in this portion of accumulated other comprehensive income during the six months ended February 28, 2009 is primarily due to the recognition of a $3.0 million curtailment related to the U.S. postretirement benefit plan.
(8)	FAIR VALUE MEASUREMENT
On September 15, 2006, the FASB issued SFAS 157, which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company’s adoption of the required portions of SFAS 157 as of September 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows. In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No.157, which delayed the required adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of this portion of SFAS 157 on its financial position, results of operations and cash flows.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s assets and liabilities recorded at fair value as of February 28, 2009 in the Company’s consolidated balance sheet:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$76,550	$76,550	$—	$—
Derivative assets	196	—	196	—

Total assets at fair value	$76,746	$76,550	$196	$—

Liabilities:
Derivative liabilities	$(8)	$—	$(8)	$—

Total liabilities at fair value	$(8)	$—	$(8)	$—

The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of the forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks.
The following information presents the supplemental fair value information about long-term fixed-rate debt at February 28, 2009. The Company’s long-term fixed-rate debt was issued in euros.

	February 28, 2009		August 31, 2008
	(In millions of $)	(In millions of € )	(In millions of $)	(In millions of € )
Carrying value of long-term fixed-rate debt	$63.8	€50.3	$73.8	€50.3
Fair value of long-term fixed-rate debt	$50.3	€39.7	$63.7	€43.4
The fair value was calculated using discounted future cash flows. The decline in fair value compared to August 31, 2008 is primarily related to an increase in market interest rates, particularly the credit spread component, for new issues of companies with similar credit profiles.
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
(9)	INCENTIVE STOCK PLANS
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. The time-based nonqualified stock options granted under the 2006 Incentive Plan become exercisable at the rate of 33 1/3% per year, commencing on the first anniversary date of the grant. It has been the Company’s practice to issue new common shares upon stock option exercise and other equity grants. On February 28, 2009, there were approximately 2.2 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.
A summary of stock options is as follows:

	Six months ended
	February 28, 2009		February 29, 2008
	Outstanding		Outstanding
	Shares Under	Weighted-Average	Shares Under	Weighted-Average
	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of period	567,247	$19.12	813,710	$19.10
Granted	—	$—	—	$—
Exercised	(8,234)	$17.00	(57,216)	$18.93
Forfeited and expired	(8,335)	$19.08	(4,169)	$19.23

Outstanding at end of period	550,678	$19.14	752,325	$19.11

Exercisable at the end of the period	550,678	$19.14	614,597	$18.92

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended February 28, 2009 was insignificant due to a small number of options exercised. The total intrinsic value of stock options exercised during the six months ended February 29, 2008 was approximately $0.1 million. The intrinsic value for stock options exercisable at February 28, 2009 was $0.2 million with a remaining term for options exercisable of approximately 3.9 years. For stock options outstanding at February 28, 2009, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at February 28, 2009 was approximately 3.9 years. All 550,678 outstanding and exercisable stock options are fully vested as of February 28, 2009. There were no grants of stock options during the first six months of fiscal 2009 or fiscal 2008.
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

		Weighted-Average
	Outstanding Restricted	Fair Market Value
	Stock Awards	(per share)

Outstanding at August 31, 2008	232,757	$20.81
Granted	62,111	$16.65
Vested	(75,031)	$19.92
Forfeited	(9,687)	$20.40

Outstanding at February 28, 2009	210,150	$19.92

During the three months ended February 28, 2009 and February 29, 2008, the Company granted 62,111 and 99,150 time-based restricted shares, respectively. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant. There were no other grants of restricted stock awards during the six months ended February 28, 2009 or February 29, 2008.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also grants awards with market performance vesting criteria under the 2006 Incentive Plan. In the table below, the Company summarizes all performance-based awards, which include performance-based restricted stock awards and Performance Shares.

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)

Outstanding at August 31, 2008	286,256	$15.50
Granted	236,475	$9.66
Vested	—	$—
Forfeited	(9,500)	$15.86

Outstanding at February 28, 2009	513,231	$12.80

Performance share awards (“Performance Shares”) are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. Included in the outstanding performance-based awards at February 28, 2009 are 246,094 Performance Shares that earn dividends throughout the vesting period and approximately 182,167 Performance Shares that do not earn dividends. Also included in the balance are 84,970 awards of performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards in April 2010, approximately 42,485 additional shares could be issued if certain market conditions are met which are not included in the table. The additional shares do not earn dividends and do not have voting rights.
During the three months ended February 28, 2009 and February 29, 2008, the Company granted 236,475 and 203,725 performance share awards, respectively. There were no other grants of Performance Shares during the six months ended February 28, 2009 or February 29, 2008. Included in the fiscal 2009 grant are approximately 118,000 Performance Shares that earn dividends throughout the vesting period and approximately 118,000 Performance Shares that do not earn dividends. The weighted-average grant date fair value of the Performance Shares based on market conditions granted during the three months ended February 28, 2009 was $9.66 per share.
The valuation for the awards included in the performance-based awards table above was based upon a Monte Carlo simulation, which is a lattice valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions in accordance with FASB Statement No. 123(R), Share-Based Payment.
The fair value of the Performance Shares granted during the six months ended February 28, 2009 was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

Six months ended
Weighted-average Assumption	February 28, 2009
Dividend yield	3.60%
Expected volatility	36.00%
Risk-free interest rate	1.09%
Correlation	52.00%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at February 28, 2009 was approximately $6.6 million. This cost is expected to be recognized over a weighted-average period of approximately two years.
The Company had approximately 287,000 restricted stock units and approximately 358,000 restricted stock units outstanding with various vesting periods and criteria at February 28, 2009 and February 29, 2008, respectively. Each restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. The Company granted approximately 60,000 and 114,000 restricted stock units during the three months ended February 28, 2009 and February 29, 2008, respectively. There were no other grants of restricted stock units during the six months ended February 28, 2009 or February 29, 2008. Certain restricted stock units earn dividends during the vesting period. Restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated income statements. During the six months ended February 28, 2009, the Company experienced a significant decline in restricted stock unit expense due to the decline in the Company’s common stock price, which occurred primarily in the first quarter of fiscal 2009.
The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)
Stock Options	$38	$169	$16	$428
Restricted Stock Awards and Performance-Based Awards	1,027	1,269	1,553	2,034
Restricted Stock Units	488	377	(905)	760

Total stock-based compensation	$1,553	$1,815	$664	$3,222

(10)	EARNINGS PER SHARE
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
The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)
Weighted-average shares outstanding:
Basic	25,753	27,223	25,781	27,372
Incremental shares from stock options	—	—	—	65
Incremental shares from restricted stock	—	—	—	181

Diluted	25,753	27,223	25,781	27,618

For both the three months ended February 28, 2009 and February 29, 2008, approximately 0.2 million stock options and restricted stock were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the Company’s net loss. Additionally, approximately 0.2 million stock options and restricted stock were excluded from the calculation of diluted net loss per common share for the six months ended February 28, 2009, because they would have had an anti-dilutive effect due to the Company’s net loss. For the six months ended February 29, 2008, there were approximately 0.1 million, equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)	SEGMENT INFORMATION
To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and CEO, who is the CODM. Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The Company’s Europe and Asia segments have managers of each line of business, who report to general managers of the respective segments who then report to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the Europe and Asia segments. The Company’s segments are Europe, NAMB, NAEP, NADS, Asia and Invision.
Certain portions of the Company’s North America operations are not managed separately and are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North America information technology, human resources, accounting and purchasing. The North America administrative costs are directly related to the four North America segments.
The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairments, goodwill impairments, curtailment gains or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below the Company presents net sales, gross profit and operating income by segment. Also included is a reconciliation of operating income (loss) by segment to consolidated income (loss) before taxes.

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)
Net Sales to Unaffiliated Customers
Europe	$198,646	$353,118	$479,492	$710,384
NAMB	23,245	31,901	51,290	66,876
NAEP	25,379	53,544	69,646	112,656
NADS	16,384	29,208	42,355	63,602
Asia	8,994	11,917	18,181	22,656
Invision	40	123	129	211

Total Net Sales to Unaffiliated Customers	$272,688	$479,811	$661,093	$976,385

Segment Gross Profit
Europe	$26,552	$47,109	$60,950	$92,422
NAMB	230	4,080	2,520	7,689
NAEP	572	2,229	3,328	7,270
NADS	1,300	1,810	3,145	4,223
Asia	619	1,363	1,332	2,140
Invision	(839)	(1,203)	(1,788)	(2,766)

Total Segment Gross Profit	$28,434	$55,388	$69,487	$110,978

Segment Operating Income (loss)
Europe	$4,795	$23,503	$18,827	$46,292
NAMB	(835)	2,386	(143)	4,305
NAEP	(3,240)	(3,053)	(4,180)	(3,534)
NADS	15	596	938	1,987
Asia	(153)	378	(443)	167
Invision	(980)	(1,809)	(2,047)	(3,694)
All other North America	(2,699)	(4,348)	(5,708)	(8,452)

Total Segment Operating Income (Loss)	$(3,097)	$17,653	$7,244	$37,071

Corporate and other	(5,750)	(8,794)	(10,110)	(12,176)
Interest expense, net	(564)	(1,587)	(964)	(2,716)
Foreign currency transaction gains (losses)	1,342	(463)	8,648	(597)
Other income (expense)	790	334	1,012	2
Curtailment gain	2,609	—	2,609	—
Goodwill impairment	—	(964)	—	(964)
Asset impairment	(2,179)	(5,219)	(2,179)	(5,219)
Restructuring expense	(4,648)	(2,616)	(5,249)	(2,622)

Income (Loss) Before Taxes	$(11,497)	$(1,656)	$1,011	$12,779

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of the Company’s sales for the three and six months ended February 28, 2009 and February 29, 2008 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended
Product Family	February 28, 2009		February 29, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$118,999	44%	$167,041	35%
Polyolefins	78,295	29	163,061	34
Engineered compounds	52,953	19	101,873	21
Polyvinyl chloride (PVC)	8,155	3	13,923	3
Tolling	3,891	1	6,218	1
Other	10,395	4	27,695	6

	$272,688	100%	$479,811	100%

	Six months ended
Product Family	February 28, 2009		February 29, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$268,377	41%	$345,996	35%
Polyolefins	199,668	30	323,374	33
Engineered compounds	139,002	21	208,686	22
Polyvinyl chloride (PVC)	20,847	3	28,621	3
Tolling	6,462	1	12,175	1
Other	26,737	4	57,533	6

	$661,093	100%	$976,385	100%

(12)	INCOME TAXES
At February 28, 2009, the Company’s gross unrecognized tax benefits totaled $3.6 million. If recognized, approximately $1.7 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At February 28, 2009, the Company had $0.8 million of accrued interest and penalties on unrecognized tax benefits.
The Company is open to potential income tax examinations in the U.S. from fiscal 2005 onward and generally from fiscal 2002 onward for most foreign jurisdictions. The Company is currently under examination in the U.S. for fiscal 2006 and in Belgium for fiscal 2006 and 2007. In addition, the Company is currently under examination in Germany for fiscal years 2001 through 2004.
The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $1.0 million within the next 12 months due to statute of limitations expiring in certain foreign jurisdictions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	February 28, 2009		February 29, 2008
	(In thousands except for %’s)
Statutory U.S. tax rate	$(4,024)	35.0%	$(580)	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(2,241)	19.5	(3,717)	224.2
U.S. losses with no tax benefit	4,795	(41.7)	3,742	(225.8)
U.S. restructuring and other U.S. unusual charges with no tax benefit	517	(4.5)	3,073	(185.4)
Establishment (resolution) of uncertain tax positions	15	(0.1)	(567)	34.2
Other	(44)	0.3	167	(10.0)

Total income tax expense (benefit)	$(982)	8.5%	$2,118	(127.8)%

	Six months ended		Six months ended
	February 28, 2009		February 29, 2008
		(In thousands except for %’s)
Statutory U.S. tax rate	$354	35.0%	$4,473	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(6,052)	(599.0)	(6,867)	(53.8)
U.S. losses with no tax benefit	8,318	823.2	6,013	47.1
U.S. restructuring and other U.S. unusual charges with no tax benefit	543	53.8	3,073	24.1
Establishment (resolution) of uncertain tax positions	98	9.7	(459)	(3.6)
Other	92	9.1	297	2.3

Total income tax expense (benefit)	$3,353	331.8%	$6,530	51.1%

The effective tax rate of 8.5% for the three months ended February 28, 2009 is less than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S. losses from continuing operations and other U.S charges. This unfavorable effect on the Company’s tax rate was partially offset by a decrease in the overall foreign rate driven by an increase in foreign pre-tax income in lower rate jurisdictions. The effective tax rate of 331.8% for the six months ended February 28, 2009 is significantly greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S. losses from continuing operations and other U.S charges. This unfavorable effect on the Company’s tax rate was partially offset by a decrease in the overall foreign rate driven by an increase in foreign pre-tax income in lower rate jurisdictions.
(13)	RESTRUCTURING OF OPERATIONS
Fiscal 2009 Plan
During the first six months of fiscal 2009, the Company has announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company has taken these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The actions include a reduction in capacity and reduced headcount within cost of sales and selling, general and administrative expenses. In addition, the Company plans to eliminate certain positions related to the previously announced consolidation of back-office operations to the Europe Shared Service Center located in Belgium. The realignment is expected to be completed by late in the third quarter or early in the fourth quarter of fiscal 2009. The Europe Shared Service Center is not yet fully operational and implementation will continue into early fiscal 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company reduced its workforce by approximately 100 positions worldwide during the first six months of fiscal 2009. The Company’s major European locations have implemented a “short work” schedule when necessary beginning primarily in the second quarter of fiscal 2009.
In the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, in addition to permanently shutting down two lines at the plant in Bellevue, Ohio. The Company reduced shifts from seven to five days at its Nashville, Tennessee plant.
In addition to the NAEP headcount reductions, the actions taken in fiscal 2009 resulted in a reduction in its Akron-based North American administrative staff by six full-time employees and three contract positions. These actions took place primarily in the second quarter of fiscal 2009 with expected completion by the end of the third quarter of fiscal 2009.
The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

			Accelerated
		Contract termination	depreciation
	Employee-related	and other related	included in cost of
	costs	restructuring costs	sales	Total
	(In millions)
Three months ended February 28, 2009

Europe	$1.7	$0.1	$—	$1.8
NAMB	0.1	—	—	0.1
NAEP	2.2	0.5	0.5	3.2
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$4.1	$0.6	$0.5	$5.2

Six months ended February 28, 2009

Europe	$2.0	$0.1	$—	$2.1
NAMB	0.1	—	—	0.1
NAEP	2.2	0.5	0.5	3.2
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$4.4	$0.6	$0.5	$5.5

At February 28, 2009, approximately $2.3 million remains accrued for employee-related costs, which include estimated severance payments and medical insurance, related to the fiscal 2009 initiatives. The Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009 and the remaining to be paid in fiscal 2010.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.
The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other related restructuring costs during the six months ended February 28, 2009. These charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.3 million remains accrued for employee-related costs at February 28, 2009 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009. During the second quarter of fiscal 2008, the Company recorded approximately $2.6 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.
The following table summarizes the liabilities as of February 28, 2009 related to the announced restructuring plans in fiscal 2008 and fiscal 2009.

	Accrual Balance	Fiscal 2009	Fiscal 2009	Accrual Balance
	August 31, 2008	Charges	Paid	February 28, 2009
	(In thousands)
Employee related costs	$507	$4,507	$(2,421)	$2,593
Other costs	—	742	(675)	67
Translation effect	(22)			(22)

Restructuring charges	$485	$5,249	$(3,096)	$2,638

Fiscal 2007 Plan
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its NAEP segment to profitability. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives as the plan was primarily completed in fiscal 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007. The Company recorded insignificant restructuring charges and paid approximately $80,000 for employee-related costs related to the fiscal 2007 plan in the six months ended February 29, 2008.
(14)	ASSET IMPAIRMENTS
The Company recorded approximately $2.2 million in asset impairments during the three and six months ended February 28, 2009. The impairments were related to two properties which are considered held for sale. The Company recorded approximately $5.2 million in asset impairments during the three and six months ended February 29, 2008 related to the restructuring plans initiated in the second quarter of fiscal 2008.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)	ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company is assessing the impact that SFAS 141R may have on its financial position, results of operations and cash flows.
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
(16)	SHARE REPURCHASE PROGRAM
The Company has approximately 2.9 million shares authorized by the Board of Directors to be repurchased under the Company’s current share repurchase program. During the three and six months ended February 28, 2009, the Company repurchased 33,000 and 111,520 shares, respectively, of its common stock at an average price of $13.02 and $14.77 per share, respectively. The share repurchases during the second quarter of fiscal 2009 were completed early in the quarter. The Company repurchased 663,000 shares of its common stock during the six months ended February 29, 2008 at an average price of $20.04.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company,” “we,” “our,” “ours’” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,100 employees and 16 plants in countries in North America, Europe and Asia.
The Company sells such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (“PVC”) used in packaging, durable goods and commodity products. The Company also offers a limited amount of tolling service to customers through its Europe operations. In addition, the Company offers an Invision® sheet product which is a replacement for painted plastic.
To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The segments are Europe, North America Masterbatch (“NAMB”) (previously, referred to as North America Polybatch or NAPB), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”), Asia and A. Schulman Invision, Inc. (“Invision”).
During the first six months of fiscal 2009, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions are part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. These actions include a reduction in capacity and reduced headcount in cost of sales and selling, general and administrative expenses. The Company has taken these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The Company recorded restructuring charges of $4.6 million and $5.2 million for the three and six months ended February 28, 2009, respectively, which are primarily related to the actions taken in fiscal 2009. Related to the announcements, management has initiated actions that are expected to be substantially complete by the end of fiscal 2009. See the Results of Operations section of this Management’s Discussion and Analysis and Results of Operations for additional discussion.
Results of Operations
Net sales for the three months and six months ended February 28, 2009 declined significantly as compared to last year’s same period’s sales. The decline in sales, excluding the translation effect, was primarily a result of the deterioration of the global markets resulting in a significant decline in demand. In addition, the effect of the strategic decisions made in fiscal 2008 to reduce exposure to some unprofitable markets, such as North American automotive and North American tolling, through plant closures and capacity reductions in North America reduced sales. As a result of the reductions, capacity in North America declined from approximately 214 million pounds for the six months ended February 29, 2008 to approximately 107 million pounds for the six months ended February 28, 2009. The Company’s volume decline in December and January was especially severe; however, the Company realized a slight increase in demand in February.

A comparison of consolidated sales by segment for the three and six months ended February 28, 2009 and February 29, 2008 is as follows:

			Total increase				% Due to
	Three months ended		(decrease)		% Due to	% Due to	price/product
Sales	February 28, 2009	February 29, 2008	$	%	tonnage	translation	mix
	(In thousands, except for %’s)
Europe	$198,646	$353,118	$(154,472)	-43.7%	-23.7%	-9.3%	-10.7%
NAMB	23,245	31,901	(8,656)	-27.1%	-30.0%	-13.7%	16.6%
NAEP	25,379	53,544	(28,165)	-52.6%	-63.7%	-3.8%	14.9%
NADS	16,384	29,208	(12,824)	-43.9%	-26.6%	-0.5%	-16.8%
Asia	8,994	11,917	(2,923)	-24.5%	-25.5%	2.0%	-1.0%
Invision	40	123	(83)	-67.5%	NM	NM	NM

	$272,688	$479,811	$(207,123)	-43.2%	-29.4%	-8.1%	-5.7%

			Total increase				% Due to
	Six months ended		(decrease)		% Due to	% Due to	price/product
Sales	February 28, 2009	February 29, 2008	$	%	tonnage	translation	mix
	(In thousands, except for %’s)
Europe	$479,492	$710,384	$(230,892)	-32.5%	-22.2%	-6.8%	-3.5%
NAMB	51,290	66,876	(15,586)	-23.3%	-29.9%	-8.7%	15.3%
NAEP	69,646	112,656	(43,010)	-38.2%	-57.0%	-2.9%	21.7%
NADS	42,355	63,602	(21,247)	-33.4%	-34.0%	-0.5%	1.1%
Asia	18,181	22,656	(4,475)	-19.8%	-30.8%	2.3%	8.7%
Invision	129	211	(82)	-38.9%	NM	NM	NM

	$661,093	$976,385	$(315,292)	-32.3%	-28.6%	-5.9%	2.2%

NM=Not meaningful.
The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and six months ended February 28, 2009 compared to the same periods last year are as follows:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Packaging	44%	38%	41%	38%
Automotive	10%	16%	13%	16%
Other	46%	46%	46%	46%

	100%	100%	100%	100%

The Company’s sales to the automotive market continue to decline as a percent of total sales reflecting management’s objective to reduce its exposure to this market as well as a significant market decline.

The majority of the Company’s sales for the three and six months ended February 28, 2009 and February 29, 2008 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended
Product Family	February 28, 2009		February 29, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$118,999	44%	$167,041	35%
Polyolefins	78,295	29	163,061	34
Engineered compounds	52,953	19	101,873	21
Polyvinyl chloride (PVC)	8,155	3	13,923	3
Tolling	3,891	1	6,218	1
Other	10,395	4	27,695	6

	$272,688	100%	$479,811	100%

	Six months ended
Product Family	February 28, 2009		February 29, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$268,377	41%	$345,996	35%
Polyolefins	199,668	30	323,374	33
Engineered compounds	139,002	21	208,686	22
Polyvinyl chloride (PVC)	20,847	3	28,621	3
Tolling	6,462	1	12,175	1
Other	26,737	4	57,533	6

	$661,093	100%	$976,385	100%

A comparison of gross profit dollars and percentages by segment for the three and six months ended February 28, 2009 and February 29, 2008 is as follows:

	Three months ended		Increase (decrease)
	February 28, 2009	February 29, 2008	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$26,552	$47,109	$(20,557)	(43.6)%
NAMB	230	4,080	(3,850)	(94.4)
NAEP	572	2,229	(1,657)	(74.3)
NADS	1,300	1,810	(510)	(28.2)
Asia	619	1,363	(744)	(54.6)
Invision	(839)	(1,203)	364	30.3

Consolidated	$28,434	$55,388	$(26,954)	(48.7)%

Gross profit %
Europe	13.4%	13.3%
NAMB	1.0%	12.8%
NAEP	2.3%	4.2%
NADS	7.9%	6.2%
Asia	6.9%	11.4%
Invision	—	—
Consolidated	10.4%	11.5%

	Six months ended		Increase (decrease)
	February 28, 2009	February 29, 2008	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$60,950	$92,422	$(31,472)	(34.1)%
NAMB	2,520	7,689	(5,169)	(67.2)
NAEP	3,328	7,270	(3,942)	(54.2)
NADS	3,145	4,223	(1,078)	(25.5)
Asia	1,332	2,140	(808)	(37.8)
Invision	(1,788)	(2,766)	978	35.4

Consolidated	$69,487	$110,978	$(41,491)	(37.4)%

Gross profit %
Europe	12.7%	13.0%
NAMB	4.9%	11.5%
NAEP	4.8%	6.5%
NADS	7.4%	6.6%
Asia	7.3%	9.4%
Invision	—	—
Consolidated	10.5%	11.4%
The gross profit percentages for Europe for the three months ended February 28, 2009 increased to 13.4% compared to 13.3% for the same period in the prior year. For the six months ended February 28, 2009, the gross profit percentage was 12.7% compared to 13.0% for the same period prior year. The Europe segment’s selling prices did not decline as quickly as its inventory costs which allowed the segment to maintain a comparable profit percentage to prior year during a significant decline in demand, which lowered gross profit dollars. In addition, European gross profits were negatively impacted by foreign currency translation losses of $4.0 million and $5.8 million for the three and six months ended February 28, 2009, respectively. The Company announced on December 10, 2008 its initial measures to address reducing the fixed manufacturing costs by reducing capacity and headcount during the second quarter of fiscal 2009 and scheduling some manufacturing facilities on a four-day work week as necessary.
The gross profit dollars for the NAMB business have declined by $3.9 million and $5.2 million, or 94.4% and 67.2%, for the three and six months ended February 28, 2009, respectively compared to the same periods last year. The decrease in gross profit dollars and percentages for NAMB are primarily the result of demand declines. The Company was not able to reduce fixed costs as quickly as the decline in demand, which negatively impacted the gross profit and margins. In addition, the effect of foreign currency translation losses decreased NAMB gross profit by $0.6 million and $0.8 million for the three and six months ended February 28, 2009, respectively. The gross profit for NAMB also includes approximately $0.5 million and $0.9 million for the three and six months ended February 28, 2009, respectively, of start-up costs without sales related to the Company’s new masterbatch facility in Akron, Ohio.
The gross profit dollars for the NAEP business have declined by $1.7 million and $3.9 million, or 74.3% and 54.2%, for the three and six months ended February 28, 2009, respectively, compared to the same periods last year. The decline in gross profit dollars and percentages for NAEP are primarily related to significant declines in demand. The Company was unable to absorb the majority of the overhead costs with the low demand. In order to offset the effects of weakening markets, in December 2008, the Company announced further restructuring efforts that plan to reduce capacity and headcount in this segment.
The gross profit dollars for the NADS business have declined by $0.5 million and $1.1 million, or 28.2% and 25.5%, for the three and six months ended February 28, 2009, respectively, compared to the same periods last year. The NADS segment gross profit dollars declined, however, it was able to increase margins in the weak market, as this segment’s selling prices did not decline as quickly as its inventory costs.

The Company’s Asia segment gross profit dollars decreased 54.6% and 37.8% for the three and six months ended February 28, 2009. The decline in gross profit dollars and percentage is also a result of the global economic downturn. The Asia segment is primarily in the packaging market.
The Invision gross profit loss is due to the start-up nature of this business line. The Company has reduced spending on Invision as it refocuses the business to non-automotive markets and also considers strategic alternatives for the segment.
A comparison of capacity utilization levels for the three months ended February 28, 2009 and February 29, 2008 is as follows:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Europe	65%	87%	69%	95%
NAMB	49%	99%	66%	106%
NAEP	45%	67%	66%	75%
Asia	44%	67%	44%	64%
Worldwide	59%	81%	67%	88%
Europe capacity utilization declined for the three and six months ended February 28, 2009, compared to the same periods in the prior year primarily as a result of the significant global economic slowdown and the Company’s working capital initiatives to reduce inventory. The volumes were especially low during the months of December 2008 and January 2009 as some customers shutdown plants for extended periods of time.
The capacity utilization for NAMB declined significantly for the three and six months ended February 28, 2009 compared to the same periods in the prior year due to the weak North America marketplace. Capacity utilization for the NAEP segment decreased for the quarter and year-to-date period as a result of the weak marketplace. However, the restructuring efforts announced in fiscal 2008 to close the Company’s St. Thomas, Ontario, Canada facility and the sale of the Company’s Orange, Texas facility helped mitigate the decline.
The Company’s Asia segment is experiencing lower capacity utilization as a result of the weakened global markets and the start-up nature of a line in the Company’s China facility.
Overall worldwide utilization declined compared to the prior year due to a dramatic decrease in demand resulting from the challenging marketplace. The capacity utilization figures exclude production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
The changes in selling, general and administrative expenses for the second quarter of fiscal 2009 and 2008 are summarized as follows:

	Three months ended February 28, 2009
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$(8,809)	(19.0)%
Less the effect of foreign currency translation	(3,506)	(7.6)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(5,303)	(11.4)%

Selling, general and administrative expenses for the three months ended February 28, 2009 were down by $5.3 million, excluding the effect of foreign currency exchange, compared to the same period last fiscal year. The previous year quarter included CEO transition costs of $3.6 million. Excluding these transition costs and the effect of foreign currency translation, selling, general and administrative expenses declined $1.7 million. The decline was attributable to the costs cutting measures initiated in fiscal 2008 including headcount reductions, the elimination of the Company airplane, a reduction in the retiree health care coverage and changes in the employee health care programs. These savings were partially offset by approximately $1.0 million of incremental costs related to the consolidation of back-office operations to the Company’s Shared Service Center in Europe, $1.4 million of incremental consulting costs related to strategic alternatives and $0.4 million of incremental bad debt expense.
The changes in selling, general and administrative expenses for the six month periods ended February 28, 2009 and February 29, 2008 are summarized as follows:

	Six months ended February 28, 2009
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$(13,204)	(15.4)%
Less the effect of foreign currency translation	(4,864)	(5.7)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(8,340)	(9.7)%

Selling, general and administrative expenses for the six months ended February 28, 2009 were down by $8.3 million, excluding the effect of foreign currency exchange, compared to the same period last fiscal year. Excluding the CEO transition costs from fiscal 2008 and the effect of foreign currency translation, selling, general and administrative expenses declined $4.7 million. Similar to the three month period discussed above, the decline was attributable to the cost cutting measures initiated in fiscal 2008 including headcount reductions, the elimination of the Company airplane, a reduction in the retiree health care coverage and changes in the employee health care programs. In addition, the decrease includes a benefit of $0.9 million from the mark-to-market adjustments of restricted stock units. Costs are generally lower as a result of restructuring activities that have taken place over the past year which were offset by approximately $1.7 million of incremental costs related to the consolidation of back-office operations to the Company’s Shared Service Center in Europe, $3.3 million of incremental consulting costs related to strategic alternatives and $0.6 million of incremental bad debt expense.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
Interest expense declined by approximately $0.9 million and $1.2 million, respectively, for the three and six months ended February 28, 2009, respectively, as compared to the same period last year, due to lower borrowing rates and overall lower debt levels.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced $1.3 million and $8.6 million in foreign currency transaction gains for the three and six months ended February 28, 2009, respectively. This six-month period includes gains of $2.6 million and $4.5 million related to the changes in the value of the U.S. dollar compared to the Canadian dollar and Mexican peso, respectively. The Company experienced a foreign currency transaction loss of $0.5 million for the three months ended February 29, 2008. Foreign currency transaction gains for the six months ended February 29, 2008 were $0.6 million. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso and changes between the Euro and other non-Euro European currencies. From time to time, the Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. Primarily during the first quarter of fiscal 2009, while the U.S. dollar was strengthening, the Company was not completely hedged. The majority of these gains were realized during the first quarter of fiscal 2009 and the Company has since taken actions that it believes will reduce this volatility.

Other income for the three and six months ended February 28, 2009 includes approximately $0.8 million of income from the cancellation of a European supplier distribution agreement.
Restructurings
Fiscal 2009 Plan
During the first six months of fiscal 2009, the Company has announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company has taken these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The actions include a reduction in capacity and reduced headcount within cost of sales and selling, general and administrative expenses. In addition, the Company plans to eliminate certain positions related to the previously announced consolidation of back-office operations to the Europe Shared Service Center located in Belgium. The realignment is expected to be completed by late in the third quarter or early in the fourth quarter of fiscal 2009. The Europe Shared Service Center is not yet fully operational and implementation will continue into early fiscal 2010.
The Company reduced its workforce by approximately 100 positions worldwide during the first six months of fiscal 2009. The Company’s major European locations have implemented a “short work” schedule when necessary beginning primarily in the second quarter of fiscal 2009.
In the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, in addition to permanently shutting down two lines at the plant in Bellevue, Ohio. The Company reduced shifts from seven to five days at its Nashville, Tennessee plant.
In addition to the NAEP headcount reductions, the actions taken in fiscal 2009 resulted in a reduction in its Akron-based North American administrative staff by six full-time employees and three contract positions. These actions took place primarily in the second quarter of fiscal 2009 with expected completion by the end of the third quarter of fiscal 2009.

The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

		Contract termination and	Accelerated
	Employee-related	other related restructuring	depreciation included
	costs	costs	in cost of sales	Total
	(In millions)
Three months ended February 28, 2009

Europe	$1.7	$0.1	$—	$1.8
NAMB	0.1	—	—	0.1
NAEP	2.2	0.5	0.5	3.2
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$4.1	$0.6	$0.5	$5.2

Six months ended February 28, 2009

Europe	$2.0	$0.1	$—	$2.1
NAMB	0.1	—	—	0.1
NAEP	2.2	0.5	0.5	3.2
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$4.4	$0.6	$0.5	$5.5

At February 28, 2009, approximately $2.3 million remains accrued for employee-related costs, which include estimated severance payments and medical insurance, related to the fiscal 2009 initiatives. The Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009 and the remaining to be paid in fiscal 2010. The Company expects additional charges related to these initiatives to range from $5.0 million to $7.0 million to be realized primarily during the last six months of fiscal 2009. These charges approximate the estimated remaining cash outlay for these plans. The Company expects to reduce annual costs by approximately $8.5 million to $11.5 million as a result of the fiscal 2009 actions.
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

The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other related restructuring costs during the six months ended February 28, 2009. These charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.3 million remains accrued for employee-related costs at February 28, 2009 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009. During the second quarter of fiscal 2008, the Company recorded approximately $2.6 million in employee-related costs which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.
The following table summarizes the liabilities as of February 28, 2009 related to the announced restructuring plans in fiscal 2008 and fiscal 2009.

	Accrual Balance	Fiscal 2009	Fiscal 2009	Accrual Balance
	August 31, 2008	Charges	Paid	February 28, 2009
	(In thousands)
Employee related costs	$507	$4,507	$(2,421)	$2,593
Other costs	—	742	(675)	67
Translation effect	(22)			(22)

Restructuring charges	$485	$5,249	$(3,096)	$2,638

Fiscal 2007 Plan
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its NAEP segment to profitability. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives as the plan was primarily completed in fiscal 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007. The Company recorded insignificant restructuring charges and paid approximately $80,000 for employee-related costs related to the fiscal 2007 plan in the six months ended February 29, 2008.
Certain portions of the Company’s North America operations are not managed separately and are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North America information technology, human resources, accounting and purchasing. The North America administrative costs are directly related to the four North America segments.
The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairments, goodwill impairments, curtailment gains or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income before taxes is presented below:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)

Europe	$4,795	$23,503	$18,827	$46,292
NAMB	(835)	2,386	(143)	4,305
NAEP	(3,240)	(3,053)	(4,180)	(3,534)
NADS	15	596	938	1,987
Asia	(153)	378	(443)	167
Invision	(980)	(1,809)	(2,047)	(3,694)
All other North America	(2,699)	(4,348)	(5,708)	(8,452)
Corporate and other	(5,750)	(8,794)	(10,110)	(12,176)
Interest expense, net	(564)	(1,587)	(964)	(2,716)
Foreign currency transaction gains (losses)	1,342	(463)	8,648	(597)
Other income (expense)	790	334	1,012	2
Curtailment gain	2,609	—	2,609	—
Goodwill impairment	—	(964)	—	(964)
Asset impairment	(2,179)	(5,219)	(2,179)	(5,219)
Restructuring expense	(4,648)	(2,616)	(5,249)	(2,622)

Income (loss) before taxes	$(11,497)	$(1,656)	$1,011	$12,779

European operating income decreased approximately $18.7 million or 79.5%, for the three months ended February 28, 2009 and decreased approximately $27.5 million or 59.3%, for the six months ended February 28, 2009 compared to the same periods in the prior year. The decrease was primarily due to the recessionary global marketplace, which significantly reduced demand. A decrease in selling, general and administrative costs partially offset the decline in gross profit. In March 2009, the Company announced plans to further realign its international operations and selling, general and administrative costs through headcount reductions and capacity reductions. These actions are expected to be completed throughout the third and fourth quarters of fiscal 2009.
Operating loss for NAMB was $0.8 million and $0.1 million for the three and six months ended February 28, 2009, respectively. The loss was primarily a result of the decline in gross profit due to a decline in demand. The gross profit decline was partially offset by a decrease in selling, general and administrative costs. In March 2009, the Company announced plans to further realign its international operations, which include some operations in the NAMB segment, through headcount reductions and shortened work weeks as necessary. These actions are expected to be completed throughout the third and fourth quarters of fiscal 2009.
The operating loss for the NAEP segment, which is the segment most exposed to the automotive market, increased by $0.2 million and $0.6 million for the three and six months ended February 28, 2009, respectively, compared to the same periods in the prior year. The operating losses were primarily a result of a significant decline in demand. The decline of selling, general and administrative costs for the NAEP segment more than offset the gross profit decrease. Unprecedented declines in demand resulted in additional planned capacity reductions that were announced in December 2008.
The decline in the operating income for NADS for the three and six months ended February 28, 2009 was due to the decline in gross profit dollars as a result of the decline in demand.
The Company recorded approximately $2.2 million in asset impairments during the three and six months ended February 28, 2009. The impairments were related to two properties which are considered held for sale. The Company recorded approximately $5.2 million in asset impairments during the three and six months ended February 29, 2008 related to the restructuring plans initiated in the second quarter of fiscal 2008.

A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	February 28, 2009		February 29, 2008
	(In thousands except for %’s)
Statutory U.S. tax rate	$(4,024)	35.0%	$(580)	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(2,241)	19.5	(3,717)	224.2
U.S. losses with no tax benefit	4,795	(41.7)	3,742	(225.8)
U.S. restructuring and other U.S. unusual charges with no tax benefit	517	(4.5)	3,073	(185.4)
Establishment (resolution) of uncertain tax positions	15	(0.1)	(567)	34.2
Other	(44)	0.3	167	(10.0)

Total income tax expense (benefit)	$(982)	8.5%	$2,118	(127.8)%

	Six months ended		Six months ended
	February 28, 2009		February 29, 2008
	(In thousands except for %’s)
Statutory U.S. tax rate	$354	35.0%	$4,473	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(6,052)	(599.0)	(6,867)	(53.8)
U.S. losses with no tax benefit	8,318	823.2	6,013	47.1
U.S. restructuring and other U.S. unusual charges with no tax benefit	543	53.8	3,073	24.1
Establishment (resolution) of uncertain tax positions	98	9.7	(459)	(3.6)
Other	92	9.1	297	2.3

Total income tax expense (benefit)	$3,353	331.8%	$6,530	51.1%

The effective tax rate of 8.5% for the three months ended February 28, 2009 is less than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S. losses from continuing operations and other U.S charges. This unfavorable effect on the Company’s tax rate was partially offset by a decrease in the overall foreign rate driven by an increase in foreign pre-tax income in lower rate jurisdictions. The effective tax rate of 331.8% for the six months ended February 28, 2009 is significantly greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S. losses from continuing operations and other U.S charges. This unfavorable effect on the Company’s tax rate was partially offset by a decrease in the overall foreign rate driven by an increase in foreign pre-tax income in lower rate jurisdictions.
The translation effect of foreign currencies, primarily the Euro, decreased net income by $1.9 million and $3.0 million for the three and six months ended February 28, 2009, respectively.

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

	Three months ended		Three months ended
	February 28, 2009		February 29, 2008
		Diluted		Diluted
Net Income (Loss) and Earnings (Losses) Per Share	Income	EPS	Income	EPS
Reconciliation	(loss)	Impact	(loss)	Impact
	(In thousands except per share data)

Net income (loss) applicable to common stock	$(10,528)	$(0.41)	$(3,787)	$(0.13)

Adjustments, net of tax, per diluted share:
Restructuring expense	4,070	0.16	2,025	0.07
Accelerated depreciation, included in cost of sales	474	0.02	—	—
Curtailment gain	(2,609)	(0.10)	—	—
Asset impairment	1,863	0.07	4,370	0.16
Goodwill impairment	—	—	964	0.04
Termination of lease for an airplane	—	—	640	0.02
CEO transition costs	—	—	3,582	0.13
Other employee termination costs	—	—	132	—

Net income (loss) applicable to common stock before unusual items	$(6,730)	$(0.26)	$7,926	$0.29

Weighted-average number of shares outstanding — Diluted		25,753		27,223

	Six months ended		Six months ended
	February 28, 2009		February 29, 2008
		Diluted		Diluted
Net Income (loss) and Earnings (losses) Per Share	Income	EPS	Income	EPS
Reconciliation	(loss)	Impact	(loss)	Impact
	(In thousands except share data)

Net income applicable to common stock	$(2,368)	$(0.09)	$6,223	$0.23

Adjustments, net of tax, per diluted share:
Restructuring expense	4,505	0.17	2,031	0.07
Accelerated depreciation, included in cost of sales	474	0.02	—	—
Curtailment gain	(2,609)	(0.10)	—	—
Asset impairment	1,863	0.07	4,370	0.16
Goodwill impairment	—	—	964	0.03
Termination of lease for an airplane	—	—	640	0.02
CEO transition costs	—	—	3,582	0.13
Other employee termination costs	101	0.00	806	0.03
Insurance claim settlement adjustment	—	—	368	0.01

Net income (loss) applicable to common stock before unusual items	$1,966	$0.07	$18,984	$0.68

Weighted-average number of shares outstanding — Diluted		25,781		27,618

Liquidity and Capital Resources
The major source of cash inflows is generally net income. The primary uses of cash other than for operations are generally cash dividends, common share repurchases and capital expenditures. Presently, the Company anticipates that cash flow from operations and availability under credit arrangements will be sufficient to meet its short and long-term operational requirements.
The Company has further improved its liquidity position in the second quarter of fiscal 2009. Net cash provided from operations was $94.7 million and $5.5 million for the six months ended February 28, 2009 and February 29, 2008, respectively. The increase from last year was due to a decline in inventory and accounts receivable, compared to the increases in these areas in the prior year, primarily driven by lower sales and the Company’s efforts to reduce working capital. Days in receivables were 65 days at February 28, 2009 and 58 days at August 31, 2008 and 67 days at February 29, 2008. Days in inventory were 52 days at February 28, 2009 and 48 days at August 31, 2008 and 65 days at February 29, 2008. Days in payables at February 28, 2009 were 33 days, 34 days at August 31, 2008 and 29 days at February 29, 2008.

	February 28, 2009	August 31, 2008	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$141.3	$97.7	44.6%
Working capital, excluding cash	179.2	305.2	(41.3)
Long-term Debt	94.0	104.3	(9.9)
Stockholders’ equity	344.5	427.6	(19.4)
The Company’s cash and cash equivalents increased approximately $43.6 million from August 31, 2008. Working capital, excluding cash, was $179.2 million, a decrease of $126.0 million from August 31, 2008. The primary reason for the decrease in working capital was the decrease in accounts receivable of $125.3 million and the decrease in inventory of $90.4 million. The translation effect of foreign currencies, primarily the Euro, decreased accounts receivable by $30.4 million and decreased inventory by $18.4 million. Excluding the impact of translation of foreign currencies, inventory decreased approximately $72.0 million, or 32.0%, and accounts receivable decreased $94.9 million, or 29.5%. The decreases are also attributable to the Company’s long-term working capital reduction program. Accounts payable decreased $73.8 million due primarily to the translation effect of foreign currencies of $17.2 million and the decrease in demand.
The Company’s total long-term debt declined $10.3 million during the six months ended February 28, 2009 due to the translation effect of foreign currencies
Capital expenditures for the six months ended February 28, 2009 were $17.1 million compared with $13.2 million last year. The major component of the capital expenditures included additions related to the new Akron, Ohio plant and adding a new smaller line in the Nashville, Tennessee plant that is replacing an older inefficient line. In addition, a portion of the expenditures were from moving a smaller capacity line from a facility in the U.S. to the Company’s Mexico facility to allow for smaller run sizes in the Mexico facility.
The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in Euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of February 28, 2009, the Company was not in violation of any of its covenants relating to the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision that provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At February 28, 2009, there were no borrowings on the Credit Facility.

The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $63.8 million at February 28, 2009. The fair market value of the Euro Notes is approximately €39.7 million at February 28, 2009, which approximates $50.3 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of February 28, 2009, the Company was not in violation of any of its covenants relating to the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company has an $8.5 million uncollateralized short-term line of credit from a domestic bank at February 28, 2009. As of February 28, 2009, there were no borrowings outstanding under this line of credit.
The Company had approximately $38.1 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at February 28, 2009. There was approximately $2.5 million outstanding under these lines of credit at February 28, 2009.
Below summarizes the Company’s available funds as of February 28, 2009 and August 31, 2008.

	As of February 28, 2009	As of August 31, 2008
	(In millions)
Total gross available funds from credit lines and notes
Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$38.1	$51.0
Borrowings outstanding
Credit Facility	—	7.0
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.5	2.5
Total net available funds from credit lines and notes
Credit Facility	$260.0	$253.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$35.6	$48.5
The Company’s net debt, defined as debt minus cash, was in a net cash position of $44.7 million at February 28, 2009, which was an improvement of $60.8 million compared to the August 31, 2008 net debt of $16.1 million as a result of working capital reductions.
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
During the six months ended February 28, 2009, the Company has declared and paid quarterly cash dividends totaling $0.30 per common share. The total amount of these dividends was $7.9 million. Cash has been sufficient to fund the payment of these dividends. On April 2, 2009, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable May 1, 2009 to stockholders of record on April 21, 2009.
During the three and six months ended February 28, 2009, the Company repurchased 33,000 and 111,520 shares, respectively, of its common stock at an average price of $13.02 and $14.77 per share, respectively. The shares repurchases during the second quarter of fiscal 2009 were completed early in the quarter. During the six months ended February 29, 2008, the Company repurchased 663,000 shares of common stock at an average price of $20.04 per share. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. As of February 28, 2009, approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.
For the six months ended February 28, 2009, 8,000 common shares were issued upon the exercise of employee stock options. The total amount received from the exercise of these options was $0.1 million.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The change in the value of the U.S. dollar during the six months ended February 28, 2009 decreased this account by $69.6 million.
Contractual Obligations
As of February 28, 2009, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2008 Annual Report on Form 10-K (“the 2008 Form 10-K”).
Operating lease information is provided in Footnote 12 to the Consolidated Financial Statements in the Company’s 2008 Form 10-K as there has been no significant changes.
The Company’s outstanding commercial commitments at February 28, 2009 are not material to the Company’s financial position, liquidity or results of operations.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2009.
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
New Accounting Pronouncements
In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company is assessing the impact that SFAS 141R may have on its financial position, results of operations and cash flows.
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
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in this Quarterly Report on Form 10-Q and the Company’s 2008 Form 10-K, include, but are not limited to, the following:
•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;
•
Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, Euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;
•	Changes in customer demand and requirements;
•	Escalation in the cost of providing employee health care;

•	Outcome of any legal claims known or unknown;
•	Performance of the global automotive market;
•	Global financial market turbulence; and
•	Global or regional economic slowdown or recession.
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
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the Euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan, and Indonesian rupiah.
The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the counterparty risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Credit Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for Euro borrowings. At February 28, 2009, the Company had no borrowings against its Credit Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
PART II — OTHER INFORMATION
Items 1, 3, and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 1A — Risk Factors
ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s 2008 Form 10-K, we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2008 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2008 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our sales, profitability, operating results and cash flows are sensitive to the turbulent global economic conditions, financial markets and cyclicality, and could be adversely affected during economic downturns or financial market instability.
The business of most of our customers, particularly our industrial, automotive, construction and electronics customers, can be cyclical in nature and sensitive to changes in general economic conditions. Financial deterioration in our customers will adversely affect our sales. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. The global economic crisis, especially in North America and Europe, has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, each of which may materially adversely affect our customers’ access to capital. A limit on our customers’ access to capital could inhibit their willingness or ability to purchase our products or affect their ability to pay for products that they have already purchased from us. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.
Although no one customer currently makes up a significant portion of our sales, we are exposed to industries such as automotive, appliances and construction. A bankruptcy by a major original equipment manufacturer (OEM) for the automotive market could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay.
Similar to our customers’ situation, the turbulent global economic conditions may materially adversely affect our suppliers’ access to capital and liquidity with which they maintain their inventories, production levels and product quality, causing them to raise prices or lower production levels. An increase in prices could adversely affect our profitability, operating results and cash flows.
The future of the current global financial crisis is difficult to forecast and mitigate, and therefore our operating results for a particular period are difficult to predict. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.
The inability to achieve, delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies could adversely affect our profitability.
We have announced multiple major plans and initiatives since January 2008 that are expected to reduce costs and improve efficiencies. We could be unable to achieve, or may be delayed in achieving, all the benefits from initiatives because of limited resources or uncontrollable economic conditions. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition. Additionally, even if we achieve these goals, we may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits.

Increased indebtedness could restrict growth and adversely affect our financial health.
As of February 28, 2009, our debt on a consolidated basis was approximately $96.5 million. An increase in the level of indebtedness could have significant consequences. For example, it could:
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
The negative global credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.
Unstable conditions of the credit markets or sustained poor financial performance may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. A volatile credit market may limit our ability to replace maturing credit facilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced into credit agreements that have terms that we do not prefer, which could require us to pay unattractive interest rates or limit our ability to use credit for share repurchases or payment of dividends. This could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring, eliminating or reducing capital expenditures, dividends, future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.
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

The Company’s purchases of its common stock under the Repurchase Program during the second quarter of fiscal 2009 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,939,966
December 1-31, 2008	33,000	$13.02	33,000	2,906,966
January 1-31, 2009	—	$—	—	2,906,966
February 1-28, 2009	—	$—	—	2,906,966

Total	33,000	$13.02	33,000	2,906,966

Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders was held on December 18, 2008.
The following matters were voted on at the annual meeting of stockholders:
(1)	Election of Class II Directors:

			Broker
Director Name	Votes For	Votes Withheld	Non-Votes

David G. Birney	23,138,375	1,277,857	0
John B. Yasinsky	23,131,881	1,284,351	0
Other directors whose term of office continued after the 2008 Annual Meeting of Stockholders:
Michael Caporale, Jr.
Howard R. Curd
Joseph M. Gingo
James S. Marlen
Michael A. McManus
Lee D. Meyer
James A. Mitarotonda
Ernest J. Novak
Stanley W. Silverman
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accountants of the Company for the fiscal year ending August 31, 2009:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

23,662,746	734,656	18,832	0
(3)	To approve the amendments to the A. Schulman, Inc. Certificate of Incorporation:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

24,331,280	41,029	43,924	0

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

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

10.2
Amended and Restated Employment Agreement of Paul F. DeSantis, dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.3
Second Amendment to Employment Agreement of Joseph M. Gingo, dated January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2009).

10.4	Form of Time-Based Restricted Stock Award Agreement for Employees (filed herewith).

10.5	Form of Performance Share Award Agreement for Employees (filed herewith).

10.6	Form of Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (filed herewith).

10.7	Form of Restricted Stock Unit Award Agreement (Gingo) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 3, 2009	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer, Vice President and
Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

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

10.2
Amended and Restated Employment Agreement of Paul F. DeSantis, dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

10.3
Second Amendment to Employment Agreement of Joseph M. Gingo, dated January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2009).

10.4	Form of Time-Based Restricted Stock Award Agreement for Employees (filed herewith).

10.5	Form of Performance Share Award Agreement for Employees (filed herewith).

10.6	Form of Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (filed herewith).

10.7	Form of Restricted Stock Unit Award Agreement (Gingo) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.