Form 10-Q
period 2009-05-31
SCHULMAN A INC
filed 2009-07-02
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
Commission File No. 0-7459
A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0514850

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3550 West Market Street, Akron, Ohio	44333

(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: (330) 666-3751
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2009 — 26,068,463

PART I – FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands except per share data)

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
	Unaudited		Unaudited

Net sales	$297,699	$511,767	$958,792	$1,488,152

Cost of sales	251,962	451,906	843,568	1,317,314
Selling, general and administrative expenses	32,888	40,496	105,392	126,202
Minority interest	291	245	141	621
Interest expense	1,192	2,311	3,587	5,930
Interest income	(530)	(494)	(1,961)	(1,397)
Foreign currency transaction (gains) losses	2,430	984	(6,218)	1,580
Other (income) expense	(1,218)	253	(2,231)	252
Curtailment gain	—	(2,313)	(2,609)	(2,313)
Goodwill impairment	—	—	—	964
Asset impairment	283	3,601	2,462	8,820
Restructuring expense	981	3,685	6,230	6,307

	288,279	500,674	948,361	1,464,280

Income before taxes	9,420	11,093	10,431	23,872

Provision for U.S. and foreign income taxes	1,971	3,961	5,324	10,491

Net income	7,449	7,132	5,107	13,381

Less: Preferred stock dividends	(13)	(13)	(40)	(40)

Net income applicable to common stock	$7,436	$7,119	$5,067	$13,341

Weighted-average number of shares outstanding:
Basic	25,789	26,398	25,783	27,048
Diluted	25,939	26,665	25,962	27,299

Earnings per share of common stock:
Basic	$0.29	$0.26	$0.20	$0.49

Diluted	$0.29	$0.26	$0.20	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2009	2008
	Unaudited
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$202,517	$97,728
Accounts receivable, less allowance for doubtful accounts of $9,232 at May 31, 2009 and $8,316 at August 31, 2008	208,709	320,926
Inventories, average cost or market, whichever is lower	127,373	224,964
Prepaid expenses and other current assets	18,341	18,499

Total current assets	556,940	662,117

Other assets:
Cash surrender value of life insurance	3,109	2,665
Deferred charges and other assets	20,795	23,017
Goodwill	11,208	10,679
Intangible assets	164	195

	35,276	36,556

Property, plant and equipment, at cost:
Land and improvements	16,098	17,026
Buildings and leasehold improvements	148,182	156,465
Machinery and equipment	352,278	346,999
Furniture and fixtures	39,132	41,272
Construction in progress	4,668	9,726

	560,358	571,488
Accumulated depreciation and investment grants of $1,017 at May 31, 2009 and $1,123 at August 31, 2008	378,059	379,740

Net property, plant and equipment	182,299	191,748

	$774,515	$890,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,672	$9,540
Accounts payable	124,723	174,226
U.S. and foreign income taxes payable	9,461	3,212
Accrued payrolls, taxes and related benefits	29,857	37,686
Other accrued liabilities	31,474	34,566

Total current liabilities	198,187	259,230

Long-term debt	101,306	104,298
Other long-term liabilities	83,524	88,235
Deferred income taxes	5,190	5,544
Minority interest	4,694	5,533
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 10,564 shares at May 31, 2009 and August 31, 2008	1,057	1,057
Special stock, 1,000,000 shares authorized, none outstanding	—	—
Common stock $1 par value, authorized - 75,000,000 shares, issued - 42,270,354 shares at May 31, 2009 and 42,231,341 shares at August 31, 2008	42,270	42,231
Other capital	114,097	112,105
Accumulated other comprehensive income	40,299	79,903
Retained earnings	506,703	513,451
Treasury stock, at cost, 16,207,011 shares at May 31, 2009 and 16,095,491 shares at August 31, 2008	(322,812)	(321,166)

Common stockholders’ equity	380,557	426,524

Total stockholders’ equity	381,614	427,581

	$774,515	$890,421

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2009	2008
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$5,107	$13,381
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	17,926	21,047
Deferred tax provision	(307)	(1,255)
Pension and other deferred compensation	777	4,966
Postretirement benefit obligation	146	2,145
Net losses on asset sales	162	334
Minority interest in net income of subsidiaries	141	621
Restructuring charges, including $1,185 and $0 of accelerated depreciation in fiscal 2009 and 2008, respectively	7,415	6,307
Curtailment gain	(2,609)	(2,313)
Goodwill impairment	—	964
Asset impairment	2,462	8,820
Changes in assets and liabilities:
Accounts receivable	85,259	1,991
Inventories	82,381	7,933
Accounts payable	(38,229)	7,002
Restructuring payments	(3,849)	(2,266)
Income taxes	4,768	(8,427)
Accrued payrolls and other accrued liabilities	(9,153)	3,250
Changes in other assets and other long-term liabilities	(1,772)	2,046

Net cash provided from operating activities	150,625	66,546

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(21,951)	(18,648)
Proceeds from the sale of assets	744	3,341

Net cash used in investing activities	(21,207)	(15,307)

Provided from (used in) financing activities:
Cash dividends paid	(11,855)	(12,114)
Net decrease in notes payable	(7,156)	(787)
Borrowings on revolving credit facilities	19,000	104,032
Repayments on revolving credit facilities	(19,000)	(74,139)
Cash distributions to minority shareholders	(980)	(600)
Common stock issued	(34)	1,830
Purchase of treasury stock	(1,646)	(30,580)

Net cash used in financing activities	(21,671)	(12,358)

Effect of exchange rate changes on cash	(2,958)	1,935

Net increase in cash and cash equivalents	104,789	40,816

Cash and cash equivalents at beginning of period	97,728	43,045

Cash and cash equivalents at end of period	$202,517	$83,861

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL
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
The results of operations for the nine months ended May 31, 2009 are not necessarily indicative of the results expected for the year ending August 31, 2009.
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
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $142.5 million at May 31, 2009 and $44.0 million at August 31, 2008. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of May 31, 2009 and August 31, 2008, the Company did not hold any short-term investments.

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
The Company completed its annual goodwill impairment review as of February 28, 2009, which is all related to the Europe segment, and no impairment charges were necessary. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of May 31, 2009. Although the Company redefined its Europe segment to separate the Asia operations from the Europe operations beginning in fiscal 2009, this did not impact the reporting units for goodwill testing. The fair value used in the analysis was based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transactions is not available.
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
During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. The purchase price also included a potential deferred payment that could be paid over a three-year period based on certain terms in the purchase agreement. The Company recorded approximately $1.0 million in the second quarter of fiscal 2009 related to the second deferred payment related to this purchase agreement and an additional $0.3 million in the third quarter of fiscal 2009, which increased goodwill by the same amounts. The total amount of approximately $1.3 million was paid in the third quarter of fiscal 2009.
The carrying amount of goodwill for the European segment was $11.2 million at May 31, 2009 and $10.7 million at August 31, 2008.
The changes in the Company’s carrying value of goodwill during the nine months ended May 31, 2009 are as follows:

Europe
(In thousands)
Balance as of August 31, 2008	$10,679

Deferred payment related to business acquisition in fiscal 2007	1,343
Translation effect	(814)

Balance as of May 31, 2009	$11,208

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$429	$640	$1,289	$1,860
Interest cost	1,105	1,190	3,325	3,516
Expected return on plan assets	(230)	(312)	(708)	(944)
Net actuarial loss and net amortization of prior service cost and transition obligation	79	196	244	590
Curtailment gain	—	(2,200)	—	(2,200)

Net periodic benefit cost (income)	$1,383	$(486)	$4,150	$2,822

Postretirement benefit cost (income) included the following components:
Service cost	$14	$26	$41	$359
Interest cost	222	227	668	850
Net amortization of prior service cost (credit) and unrecognized loss	(212)	(203)	(637)	(444)
Curtailment gain	—	(113)	(2,609)	(113)

Net periodic benefit cost (income)	$24	$(63)	$(2,537)	$652

During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to the U.S. restructuring plan for NAEP that was announced in December 2008. During the third quarter of fiscal 2008, the Company recorded curtailment gains of $2.3 million as a result of a significant reduction in the expected years of future service primarily due to the sale of the Orange, Texas facility and a change in the executive management. The restructurings are further discussed in footnote 13.
(5)	CONTINGENCIES
The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	STATEMENTS OF STOCKHOLDERS’ EQUITY
A summary of the stockholders’ equity section for the nine months ended May 31, 2009 and 2008 is as follows:
(In thousands except per share data)
(Unaudited)

				Accumulated other			Total
	Preferred	Common		comprehensive	Retained	Treasury	stockholders’
	stock	stock	Other capital	income (loss)	earnings	stock	equity
Balance at September 1, 2008	$1,057	$42,231	$112,105	$79,903	$513,451	$(321,166)	$427,581
Comprehensive income (loss):
Net income	—	—	—	—	5,107	—
Foreign currency translation loss	—	—	—	(36,258)	—	—
Recognition of negative plan amendment related to curtailment of postretirement benefit plan	—	—	—	(3,018)	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits) (net of tax of $96)	—	—	—	(328)	—	—
Total comprehensive income (loss)							(34,497)
Cash dividends paid or accrued:
Preferred stock, $3.75 per share	—	—	—	—	(40)	—	(40)
Common stock, $0.45 per share	—	—	—	—	(11,815)	—	(11,815)
Stock options exercised	—	9	149	—	—	—	158
Restricted stock issued, net of forfeitures	—	43	(43)	—	—	—	—
Redemption of common stock to cover tax withholdings	—	(13)	(179)	—	—	—	(192)
Purchase of treasury stock	—	—	—	—	—	(1,646)	(1,646)
Non-cash stock based compensation	—	—	16	—	—	—	16
Amortization of restricted stock	—	—	2,049	—	—	—	2,049

Balance at May 31, 2009	$1,057	$42,270	$114,097	$40,299	$506,703	$(322,812)	$381,614

Balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$509,415	$(279,164)	$427,013
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	$1,057	$41,785	$103,828	$50,092	$511,493	$(279,164)	$429,091
Comprehensive income:
Net income	—	—	—	—	13,381	—
Foreign currency translation gain	—	—	—	41,158	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits) (net of tax of $83)	—	—	—	5,651	—	—
Total comprehensive income							60,190
Cash dividends paid or accrued:
Preferred stock, $3.75 per share	—	—	—	—	(40)	—	(40)
Common stock, $0.44 per share	—	—	—	—	(12,074)	—	(12,074)
Stock options exercised	—	101	1,823	—	—	—	1,924
Restricted stock issued, net of forfeitures	—	239	(239)	—	—	—	—
Redemption of common stock to cover tax withholdings	—	(5)	(89)	—	—	—	(94)
Purchase of treasury stock	—	—	—	—	—	(30,580)	(30,580)
Non-cash stock based compensation	—	—	601	—	—	—	601
Amortization of restricted stock	—	—	3,008	—	—	—	3,008

Balance at May 31, 2008	$1,057	$42,120	$108,932	$96,901	$512,760	$(309,744)	$452,026

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)	ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated Other Comprehensive Income are as follows:

	Foreign currency	Unrecognized losses and	Total accumulated
	translation	prior service costs	other comprehensive
	gain (loss)	(credits), net	income
	(In thousands)
Balance as of August 31, 2008	$76,112	$3,791	$79,903
Current period change	(36,258)	(3,346)	(39,604)

Balance as of May 31, 2009	$39,854	$445	$40,299

Foreign currency translation gains do not have a tax effect, as such gains are considered permanently reinvested. The decline in the accumulated other comprehensive income account is primarily due to the significant decline in the value of the Euro and other currencies against the U.S. dollar. Accumulated other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate. The decline in this portion of accumulated other comprehensive income during the nine months ended May 31, 2009 is primarily due to the recognition of a $3.0 million curtailment related to the U.S. postretirement benefit plan.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s assets and liabilities recorded at fair value as of May 31, 2009 in the Company’s consolidated balance sheet:

		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Total measured at	identical assets	inputs	inputs
	fair value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$142,466	$142,466	$—	$—

Total assets at fair value	$142,466	$142,466	$—	$—

Liabilities:
Derivative liabilities	$250	$—	$250	$—

Total liabilities at fair value	$250	$—	$250	$—

The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of its forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks.
The following information presents the supplemental fair value information about long-term fixed-rate debt at May 31, 2009. The Company’s long-term fixed-rate debt was issued in euros.

	May 31, 2009		August 31, 2008
	(In millions of $)	(In millions of €)	(In millions of $)	(In millions of €)

Carrying value of long-term fixed-rate debt	$71.2	€50.3	$73.8	€50.3
Fair value of long-term fixed-rate debt	$56.6	€40.0	$63.7	€43.4
The fair value was calculated using discounted future cash flows. The decline in fair value compared with August 31, 2008 is primarily related to an increase in market interest rates, particularly the credit spread component, for new issues of companies with similar credit profiles.
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
Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan, which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the shares of common stock on the date of the grant. In the case of nonqualified options, the Company grants options at 100% of the fair market value of the shares of common stock on the date of the grant. All options become exercisable at the rate of 33 1/3% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant. Restricted stock awards under the 2002 Equity Incentive Plan vest ratably over four years following the date of grant.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On May 31, 2009, there were approximately 2.2 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.
A summary of stock options is as follows:

	Nine months ended
	May 31, 2009		May 31, 2008
	Outstanding		Outstanding
	shares under	Weighted-average	shares under	Weighted-average
	option	exercise price	option	exercise price
Outstanding at beginning of period	567,247	$19.12	813,710	$19.10
Granted	—	$—	—	$—
Exercised	(9,234)	$16.56	(101,352)	$18.99
Forfeited and expired	(40,172)	$18.85	(20,839)	$19.21

Outstanding at end of period	517,841	$19.17	691,519	$19.11

Exercisable at the end of the period	517,841	$19.17	610,128	$18.92

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended May 31, 2009 was insignificant due to the small number of options exercised. The total intrinsic value of stock options exercised during the nine months ended May 31, 2008 was approximately $0.2 million. The intrinsic value for stock options exercisable at May 31, 2009 was $0.1 million with a remaining term for options exercisable of approximately 3.9 years. For stock options outstanding at May 31, 2009, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at May 31, 2009 was approximately 3.9 years. All 517,841 outstanding and exercisable stock options are fully vested as of May 31, 2009. There were no grants of stock options during the first nine months of fiscal 2009 or fiscal 2008.
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

		Weighted-average
	Outstanding restricted	fair market value
	stock awards	(per share)

Outstanding at August 31, 2008	232,757	$20.81
Granted	62,111	$16.65
Vested	(95,900)	$20.38
Forfeited	(14,856)	$21.18

Outstanding at May 31, 2009	184,112	$19.60

The Company did not grant any time-based restricted stock awards during the third quarter of fiscal 2009 or fiscal 2008. During the nine months ended May 31, 2009 and 2008, the Company granted 62,111 and 99,150 shares of time-based restricted stock, respectively. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also grants awards with market performance vesting criteria under the 2006 Incentive Plan. In the table below, the Company summarizes all performance-based awards, which include performance-based restricted stock awards and performance shares (“Performance Shares”).

		Weighted-average
	Outstanding	fair market value
	performance-based awards	(per share)

Outstanding at August 31, 2008	286,256	$15.50
Granted	236,475	$9.66
Vested	—	$—
Forfeited	(10,750)	$15.89

Outstanding at May 31, 2009	511,981	$12.80

Performance Shares are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. Included in the outstanding performance-based awards at May 31, 2009 are 245,594 Performance Shares that earn dividends throughout the vesting period and approximately 181,917 Performance Shares that do not earn dividends. Also included in the balance are 84,470 shares of performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards in April 2010, approximately 42,235 additional shares could be issued if certain market conditions are met which are not included in the table. The additional shares do not earn dividends and do not have voting rights.
The Company did not grant any Performance Shares during the third quarters of fiscal 2009 or fiscal 2008. During the nine months ended May 31, 2009 and 2008, the Company granted 236,475 and 203,725 Performance Shares, respectively. Included in the fiscal 2009 grant are approximately 118,000 Performance Shares that earn dividends throughout the vesting period and approximately 118,000 Performance Shares that do not earn dividends. The weighted-average grant date fair value of the Performance Shares based on market conditions granted during the nine months ended May 31, 2009 was $9.66 per share.
The valuation for the awards included in the performance-based awards table above are based upon a Monte Carlo simulation, which is a lattice valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions in accordance with FASB Statement No. 123(R), Share-Based Payment.
The fair value of the Performance Shares granted during the nine months ended May 31, 2009 was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

Nine months ended
Weighted-average Assumption	May 31, 2009
Dividend yield	3.60%
Expected volatility	36.00%
Risk-free interest rate	1.09%
Correlation	52.00%
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at May 31, 2009 was approximately $5.0 million. This cost is expected to be recognized over a weighted-average period of approximately two years.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of fiscal 2009, the Company granted 27,500 stock-settled restricted stock units which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61. The Company did not grant any restricted stock units during the third quarter of fiscal 2008.
The Company had approximately 277,000 and 311,000 cash-settled restricted stock units outstanding with various vesting periods and criteria at May 31, 2009 and 2008, respectively. The Company granted approximately 60,000 and 114,000 cash-settled restricted stock units during the nine months ended May 31, 2009 and 2008, respectively. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated income statements.
During the nine months ended May 31, 2009, the Company granted approximately $2.4 million cash-based awards which are treated as liability awards. These awards were granted to foreign employees. Such awards include approximately $0.5 million which have service vesting periods of three years following the date of grant and the remaining $1.9 million is performance-based. The performance-based awards are based on the same market conditions utilized for the Performance Shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.
The following table summarizes the impact to the Company’s consolidated income statements from stock-based compensation:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
	(In thousands)
Stock options	$—	$173	$16	$600
Restricted stock awards and Performance-based awards	496	973	2,049	3,007
Cash-settled restricted stock units	419	1,006	(486)	1,766
Cash-based awards	58	—	118	—

Total stock-based compensation	$973	$2,152	$1,697	$5,373

During the nine months ended May 31, 2009, the Company experienced a significant decline in restricted stock unit expense due to the decline in the Company’s common stock price, which occurred primarily in the first quarter of fiscal 2009. The decline in restricted stock award and performance-based award expense is partially related to lower stock price for the fiscal 2009 grant and the Company increased its estimated forfeiture rate used for restricted stock and performance-based awards expense as a result of the fiscal 2008 and fiscal 2009 restructurings. The change in the estimate forfeiture rate resulted in an adjustment of approximately $0.8 million of income in the third quarter of fiscal 2009.
(10)	EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance-based awards expected to vest, which would then share in the earnings of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
	(In thousands)
Weighted-average shares outstanding:
Basic	25,789	26,398	25,783	27,048
Incremental shares from stock options	1	72	8	66
Incremental shares from restricted stock	149	195	171	185

Diluted	25,939	26,665	25,962	27,299

For the three and nine months ended May 31, 2009, there were approximately 0.5 million, equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive. For the three and nine months ended May 31, 2008, there were approximately 0.1 million, equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.
(11)	SEGMENT INFORMATION
To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and CEO, who is the CODM. Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, each of these lines of business has a general manager who reports directly to the Company’s CEO. Also, in North America the Company operates a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The Company’s Europe and Asia segments have managers for each line of business, who report to general managers of the respective segments, who then report to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the Europe and Asia segments. The Company’s segments are Europe, NAMB, NAEP, NADS, Asia and Invision.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below the Company presents net sales, gross profit and operating income by segment. Also included is a reconciliation of operating income by segment to consolidated income before taxes.

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
	(In thousands)
Net sales to unaffiliated customers
Europe	$220,337	$379,163	$699,829	$1,089,547
NAMB	26,922	33,202	78,212	100,078
NAEP	26,137	52,009	95,783	164,665
NADS	11,443	34,050	53,798	97,652
Asia	12,805	13,244	30,987	35,900
Invision	55	99	183	310

Total net sales to unaffiliated customers	$297,699	$511,767	$958,792	$1,488,152

Segment gross profit
Europe	$38,634	$50,808	$99,582	$143,230
NAMB	2,167	2,299	4,687	9,988
NAEP	1,540	3,340	4,869	10,610
NADS	1,634	2,902	4,779	7,126
Asia	2,558	1,657	3,891	3,796
Invision	(796)	(1,145)	(2,584)	(3,912)

Total segment gross profit	$45,737	$59,861	$115,224	$170,838

Segment operating income
Europe	$16,544	$25,355	$35,371	$71,647
NAMB	1,026	623	883	4,929
NAEP	(724)	(1,262)	(4,904)	(4,796)
NADS	1,027	1,750	1,965	3,737
Asia	1,511	587	1,068	754
Invision	(823)	(1,611)	(2,870)	(5,306)
All other North America	(2,534)	(2,582)	(8,243)	(11,034)

Total segment operating income	$16,027	$22,860	$23,270	$59,931

Corporate and other	(3,469)	(3,740)	(13,579)	(15,916)
Interest expense, net	(662)	(1,817)	(1,626)	(4,533)
Foreign currency transaction gains (losses)	(2,430)	(984)	6,218	(1,580)
Other income (expense)	1,218	(253)	2,231	(252)
Curtailment gain	—	2,313	2,609	2,313
Goodwill impairment	—	—	—	(964)
Asset impairment	(283)	(3,601)	(2,462)	(8,820)
Restructuring expense	(981)	(3,685)	(6,230)	(6,307)

Income before taxes	$9,420	$11,093	$10,431	$23,872

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of the Company’s sales for the three and nine months ended May 31, 2009 and 2008 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended
Product Family	May 31, 2009		May 31, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$145,065	49%	$186,782	36%
Polyolefins	70,846	24	169,392	33
Engineered compounds	60,350	20	108,915	21
Polyvinyl chloride (PVC)	7,967	3	15,373	3
Tolling	4,081	1	4,003	1
Other	9,390	3	27,302	6

	$297,699	100%	$511,767	100%

	Nine months ended
Product Family	May 31, 2009		May 31, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$413,442	43%	$532,778	36%
Polyolefins	270,513	28	492,766	33
Engineered compounds	199,352	21	317,601	21
Polyvinyl chloride (PVC)	28,814	3	43,994	3
Tolling	10,543	1	16,178	1
Other	36,128	4	84,835	6

	$958,792	100%	$1,488,152	100%

(12)	INCOME TAXES
At May 31, 2009, the Company’s gross unrecognized tax benefits totaled $2.8 million. If recognized, approximately $0.8 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At May 31, 2009, the Company had $0.5 million of accrued interest and penalties on unrecognized tax benefits.
The Company is open to potential income tax examinations in the U.S. from fiscal 2007 onward and generally from fiscal 2002 onward for most foreign jurisdictions. Additionally, the expiration of certain statutes of limitation in foreign jurisdictions during the third quarter of fiscal 2009 resulted in a tax benefit of approximately $1.2 million related to the reversal of tax and interest primarily accrued during the second half of fiscal 2006.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	May 31, 2009		May 31, 2008
	(In thousands except for %’s)
Statutory U.S. tax rate	$3,297	35.0%	$3,883	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,086)	(32.8)	(2,992)	(27.0)
U.S. losses with no tax benefit	2,985	31.7	2,655	23.9
U.S. restructuring and other U.S. unusual charges with no tax benefit	41	0.4	933	8.4
Establishment (resolution) of uncertain tax positions	(1,268)	(13.5)	(624)	(5.6)
Other	2	0.1	106	1.0

Total income tax expense (benefit)	$1,971	20.9%	$3,961	35.7%

	Nine months ended		Nine months ended
	May 31, 2009		May 31, 2008
	(In thousands except for %’s)
Statutory U.S. tax rate	$3,651	35.0%	$8,355	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(9,138)	(87.6)	(9,859)	(41.3)
U.S. losses with no tax benefit	11,302	108.3	8,581	35.9
U.S. restructuring and other U.S. unusual charges with no tax benefit	584	5.6	4,094	17.1
Establishment (resolution) of uncertain tax positions	(1,170)	(11.2)	(1,083)	(4.5)
Other	95	0.9	403	1.7

Total income tax expense (benefit)	$5,324	51.0%	$10,491	43.9%

The effective tax rate of 20.9% for the three months ended May 31, 2009 is less than the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate and the resolution of uncertain tax positions. These favorable effects on the Company’s tax rate were partially offset by no tax benefits being recognized for U.S. losses from continuing operations and other U.S. charges. As compared with the effective rate of 35.7% for the three months ended May 31, 2008, the current quarter’s effective rate is driven by a decrease in the overall foreign rate, the resolution of uncertain tax positions and a decrease in other U.S. charges with no tax benefit.
The effective tax rate of 51.0% for the nine months ended May 31, 2009 is greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S. losses from continuing operations and other U.S. charges. This unfavorable effect on the Company’s tax rate was partially offset because of the Company’s overall foreign rate being less than the U.S. statutory rate and the resolution of uncertain tax positions. As compared with the effective rate of 43.9% for the nine months ended May 31, 2008, the current period’s effective rate is driven by the reduction in worldwide pre-tax income, which significantly increased the tax rate impact of the U.S. losses with no tax benefit.
(13)	RESTRUCTURING OF OPERATIONS
Fiscal 2009 Plan
During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The realignment was primarily completed by the end of the third quarter, but will continue into the fourth quarter of fiscal 2009 as needed. The Company initiated these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The actions include a reduction in capacity and reduced headcount within cost of sales and selling, general and administrative expenses. In addition, the Company is in the process of eliminating certain positions related to the previously announced consolidation of back-office operations to the Europe Shared Service Center located in Belgium. The implementation of the Europe Shared Service Center will continue into early fiscal 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company reduced its workforce by approximately 170 positions worldwide during the first nine months of fiscal 2009. The Company’s major European locations implemented a “short work” schedule when necessary primarily in the second quarter of fiscal 2009.
In the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, in addition to permanently shutting down one line at the plant in Bellevue, Ohio. The Company reduced shifts from seven to five days at its Nashville, Tennessee plant.
In addition to the NAEP headcount reductions, the actions taken in fiscal 2009 reduced its Akron-based North American administrative staff by six full-time employees and three contract positions. These actions took place primarily in the second quarter of fiscal 2009 and were completed by the end of the third quarter of fiscal 2009.
The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

		Contract termination	Accelerated
	Employee-	and other related	depreciation included
	related costs	restructuring costs	in cost of sales	Total
	(In millions)
Three months ended May 31, 2009
Europe	$0.6	$0.2	$—	$0.8
NAMB	—	—	—	—
NAEP	0.2	—	0.7	0.9
All other North America	—	—	—	—

Total restructuring related charges for the fiscal 2009 actions	$0.8	$0.2	$0.7	$1.7

Nine months ended May 31, 2009
Europe	$2.7	$0.3	$—	$3.0
NAMB	0.1	—	—	0.1
NAEP	2.4	0.6	1.2	4.2
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.3	$0.9	$1.2	$7.4

At May 31, 2009, approximately $2.7 million remains accrued for employee-related costs, which include estimated severance payments and medical insurance, related to the fiscal 2009 initiatives. The Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009 and the remaining to be paid in fiscal 2010. The Company expects additional charges related to these initiatives to range from approximately $1.5 million to $2.5 million to be realized primarily during the fourth quarter of fiscal 2009.
In July 2009, the Company has initiated further plans to reduce capacity and headcount at certain international locations. These plans are expected to result in the reduction of approximately 10 to 20 positions and reduce working hours for remaining workers as appropriate. As a result of these plans, the Company expects to incur before-tax costs of approximately $1.0 million to $2.3 million, including:
•	approximately $0.5 million to $1.0 million of cash outlays for employee termination costs;
•	approximately $0.1 million to $0.3 million of non-cash costs related to estimated employee retirement benefits; and
•	approximately $0.4 million to $1.0 million of non-cash charges related to fixed assets at the impacted locations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These plans are expected to be completed primarily in the fourth quarter of fiscal 2009 and into early fiscal 2010.
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
The Orange, Texas facility primarily provided North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.
The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other related restructuring costs during the nine months ended May 31, 2009. These charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.2 million remains accrued for employee-related costs at May 31, 2009 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009. During the nine months ended May 31, 2008, the Company recorded approximately $6.1 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.
The following table summarizes the liabilities as of May 31, 2009 related to the announced restructuring plans in fiscal 2008 and fiscal 2009.

	Accrual balance	Fiscal 2009	Fiscal 2009	Accrual balance
	August 31, 2008	charges	paid	May 31, 2009
	(In thousands)
Employee related costs	$507	$5,225	$(2,920)	$2,812
Other costs	—	1,005	(929)	76
Translation effect	(22)			85

Restructuring charges	$485	$6,230	$(3,849)	$2,973

Fiscal 2007 Plan
During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its NAEP segment to profitability. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives as the plan was primarily completed in fiscal 2007. The total charge for this plan was approximately $2.1 million recorded primarily in fiscal 2007.
(14)	ASSET IMPAIRMENTS
The Company recorded approximately $0.3 million and $2.5 million in asset impairments during the three and nine months ended May 31, 2009, respectively. The impairments were related to properties which are considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The Company recorded approximately $3.6 million and $8.8 million in asset impairments during the three and nine months ended May 31, 2008, respectively, related to the restructuring plans initiated in the second quarter of fiscal 2008 for the St. Thomas, Ontario, Canada and the Orange, Texas facilities.

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
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company is required to adopt SFAS 165 for its year ended August 31, 2009 and does not expect an impact on its financial position, results of operations, cash flows and disclosures upon adoption.
(16)	SHARE REPURCHASE PROGRAM
The Company has approximately 2.9 million shares authorized by the Board of Directors to be repurchased under the Company’s current share repurchase program. The Company did not repurchase any shares of its common stock during the third quarter of fiscal 2009. During the nine months ended May 31, 2009, the Company repurchased approximately 0.1 million shares of its common stock at an average price of $14.77 per share. The Company repurchased approximately 1.5 million shares of its common stock during the nine months ended May 31, 2008 at an average price of $20.53.
(17)	SUBSEQUENT EVENT
On June 29, 2009, the Company announced that its board of directors has approved a plan to cease the operation of its Invision® sheet production line at its Sharon Center, Ohio manufacturing facility, by the end of the fourth quarter of fiscal year 2009. A total of four positions will be eliminated as a result of this announcement. The Company will continue to offer Invision resins, technologies and services to sheet and thermoforming customers through its North American Engineered Plastics business, but will no longer manufacture Invision sheet. A core group will be maintained to support sheet color matching, new product development, process development, and licensing for the ongoing portion of the business. The Company expects to record non-cash charges of approximately $6.0 million to $8.0 million associated with the production equipment for the Invision sheet business and less than $0.1 million in cash charges for termination benefits and other employee costs in the fourth quarter of fiscal 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company,” “we,” “our,” “ours’” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,000 employees and 16 plants in countries in North America, Europe and Asia.
The Company sells such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (“PVC”) used in packaging, durable goods and commodity products. The Company also offers a limited amount of tolling service to customers through its Europe operations.
To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, each of these lines of business has a general manager who reports directly to the Company’s CEO. Also, in North America the Company operates in a specialty sheet line of business called “Invision” which has its own general manager who also reports to the CEO. The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The segments are Europe, North America Masterbatch (“NAMB”) (previously, referred to as North America Polybatch or NAPB), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”), Asia and A. Schulman Invision, Inc. (“Invision”).
On June 29, 2009, the Company announced that its board of directors has approved a plan to cease the operation of its Invision® sheet production line at its Sharon Center, Ohio manufacturing facility, by the end of the fourth quarter of fiscal year 2009. A total of four positions will be eliminated as a result of this announcement. The Company will continue to offer Invision resins, technologies and services to sheet and thermoforming customers through its North American Engineered Plastics business, but will no longer manufacture Invision sheet. A core group will be maintained to support sheet color matching, new product development, process development, and licensing for the ongoing portion of the business.
The Company expects to record non-cash charges of approximately $6.0 million to $8.0 million associated with the production equipment for the Invision sheet business and less than $0.1 million in cash charges for termination benefits and other employee costs in the fourth quarter of fiscal 2009. Annual savings are expected to be approximately $2.0 million to $3.0 million beginning in fiscal 2010.
During fiscal 2009, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions are part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. These actions include a reduction in capacity and reduced headcount in cost of sales and selling, general and administrative expenses. The Company has taken these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The Company recorded restructuring charges of $1.0 million and $6.2 million for the three and nine months ended May 31, 2009, respectively, which are primarily related to the actions taken in fiscal 2009. Related to the announcements, management has initiated actions that are expected to be substantially complete by the end of fiscal 2009. See the Results of Operations section of this Management’s Discussion and Analysis and Results of Operations for additional discussion.

Results of Operations
Net sales for the three months and nine months ended May 31, 2009 declined significantly as compared with last year’s same period’s sales. The decline in sales, excluding the translation effect, was primarily a result of the deterioration of the global markets and demand. The Company noted some improvement in volume and profitability in the third quarter of fiscal 2009 compared with the second quarter of fiscal 2009. In addition, the effect of the strategic decisions made in fiscal 2008 to reduce exposure to some unprofitable markets, such as North American automotive and North American tolling, through plant closures and capacity reductions in North America reduced sales.
A comparison of consolidated sales by segment for the three and nine months ended May 31, 2009 and 2008 is as follows:

			Total increase				% Due to
	Three months ended May 31,		(decrease)		% Due to	% Due to	price/ product
Sales	2009	2008	$	%	tonnage	translation	mix
	(In thousands, except for %’s)
Europe	$220,337	$379,163	$(158,826)	-41.9%	-20.8%	-10.9%	-10.2%
NAMB	26,922	33,202	(6,280)	-18.9%	-20.4%	-14.6%	16.1%
NAEP	26,137	52,009	(25,872)	-49.7%	-54.5%	-3.3%	8.1%
NADS	11,443	34,050	(22,607)	-66.4%	-57.4%	-0.1%	-8.9%
Asia	12,805	13,244	(439)	-3.3%	1.3%	1.4%	-6.0%
Invision	55	99	(44)	-44.4%	NM	NM	NM

	$297,699	$511,767	$(214,068)	-41.8%	-26.9%	-9.3%	-5.6%

			Total increase				% Due to
	Nine months ended May 31,		(decrease)		% Due to	% Due to	price/ product
Sales	2009	2008	$	%	tonnage	translation	mix
	(In thousands, except for %’s)
Europe	$699,829	$1,089,547	$(389,718)	-35.8%	-21.8%	-8.2%	-5.8%
NAMB	78,212	100,078	(21,866)	-21.8%	-26.8%	-10.7%	15.7%
NAEP	95,783	164,665	(68,882)	-41.8%	-56.4%	-3.0%	17.6%
NADS	53,798	97,652	(43,854)	-44.9%	-41.7%	-0.3%	-2.9%
Asia	30,987	35,900	(4,913)	-13.7%	-19.5%	1.9%	3.9%
Invision	183	310	(127)	-41.0%	NM	NM	NM

	$958,792	$1,488,152	$(529,360)	-35.6%	-28.1%	-7.1%	-0.4%

NM=Not meaningful.
The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and nine months ended May 31, 2009 and 2008 are as follows:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008

Packaging	46%	37%	43%	37%
Automotive	12%	15%	12%	15%
Other	42%	48%	45%	48%

	100%	100%	100%	100%

The Company’s sales to the automotive market continue to decline as a percent of total sales reflecting management’s objective to reduce its exposure to this market as well as a significant market decline.

The majority of the Company’s sales for the three and nine months ended May 31, 2009 and 2008 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended
Product Family	May 31, 2009		May 31, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$145,065	49%	$186,782	36%
Polyolefins	70,846	24	169,392	33
Engineered compounds	60,350	20	108,915	21
Polyvinyl chloride (PVC)	7,967	3	15,373	3
Tolling	4,081	1	4,003	1
Other	9,390	3	27,302	6

	$297,699	100%	$511,767	100%

	Nine months ended
Product Family	May 31, 2009		May 31, 2008
	(In thousands, except for %’s)
Color and additive concentrates	$413,442	43%	$532,778	36%
Polyolefins	270,513	28	492,766	33
Engineered compounds	199,352	21	317,601	21
Polyvinyl chloride (PVC)	28,814	3	43,994	3
Tolling	10,543	1	16,178	1
Other	36,128	4	84,835	6

	$958,792	100%	$1,488,152	100%

A comparison of gross profit dollars and percentages by segment for the three and nine months ended May 31, 2009 and 2008 is as follows:

	Three months ended May 31,		Increase (decrease)
	2009	2008	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$38,634	$50,808	$(12,174)	(24.0)%
NAMB	2,167	2,299	(132)	(5.7)
NAEP	1,540	3,340	(1,800)	(53.9)
NADS	1,634	2,902	(1,268)	(43.7)
Asia	2,558	1,657	901	54.4
Invision	(796)	(1,145)	349	30.5

Consolidated	$45,737	$59,861	$(14,124)	(23.6)%

Gross profit %
Europe	17.5%	13.4%
NAMB	8.0%	6.9%
NAEP	5.9%	6.4%
NADS	14.3%	8.5%
Asia	20.0%	12.5%
Invision	—	—
Consolidated	15.4%	11.7%

	Nine months ended May 31,		Increase (decrease)
	2009	2008	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$99,582	$143,230	$(43,648)	(30.5)%
NAMB	4,687	9,988	(5,301)	(53.1)
NAEP	4,869	10,610	(5,741)	(54.1)
NADS	4,779	7,126	(2,347)	(32.9)
Asia	3,891	3,796	95	2.5
Invision	(2,584)	(3,912)	1,328	33.9

Consolidated	$115,224	$170,838	$(55,614)	(32.6)%

Gross profit %
Europe	14.2%	13.1%
NAMB	6.0%	10.0%
NAEP	5.1%	6.4%
NADS	8.9%	7.3%
Asia	12.6%	10.6%
Invision	—	—
Consolidated	12.0%	11.5%
The gross profit percentages for Europe for the three months ended May 31, 2009 increased to 17.5% compared with 13.4% for the same period in the prior year. For the nine months ended May 31, 2009, the gross profit percentage was 14.2% compared with 13.1% for the same period prior year. The Company was able to maintain gross profit percentage in the Europe segment in the third quarter of fiscal 2009 primarily through favorable product mix and cost reduction programs. The Company was also encouraged by these results considering they were achieved during a period of significant decline in demand. In addition, European gross profits were negatively impacted by foreign currency translation losses of $6.3 million and $12.0 million for the three and nine months ended May 31, 2009, respectively. The Company implemented measures to reduce fixed manufacturing costs by temporarily reducing capacity and headcount during the second quarter of fiscal 2009 and scheduling some manufacturing facilities on a four-day work week as necessary.
The gross profit dollars for the NAMB business have declined $0.1 million and $5.3 million, or 5.7% and 53.1%, for the three and nine months ended May 31, 2009, respectively, compared with the same periods last year. The decrease in gross profit dollars for NAMB is primarily the result of demand declines. In addition, the effect of foreign currency translation losses decreased NAMB gross profit by $1.0 million and $1.9 million for the three and nine months ended May 31, 2009, respectively. For the three months ended May 31, 2009, the NAMB gross profit percentage increased to 8.0% compared with 6.9% for the same period in the prior year. The gross profit percentage for the nine-month period ended May 31, 2009 declined to 6.0% from 10.0% for the same period in the prior year. The Company was not able to reduce fixed costs as quickly as the decline in demand, which negatively impacted the gross profit primarily in the second quarter of fiscal 2009. The gross profit for NAMB also includes approximately $0.9 million for the nine months ended May 31, 2009 of start-up costs without sales related to the Company’s new masterbatch facility in Akron, Ohio primarily in the first six months of fiscal 2009.

The gross profit dollars for the NAEP business have declined $1.8 million and $5.7 million, or 53.9% and 54.1%, for the three and nine months ended May 31, 2009, respectively, compared with the same periods last year. A portion of this decline was planned as a result of the restructuring announced in fiscal 2008 which included the shutdown the St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility. The decline in gross profit dollars and percentages for NAEP are primarily related to significant declines in demand as well as the planned tonnage declines. The lower demand resulted in the inability to absorb the majority of the overhead costs. In order to offset the effects of weakening markets, in December 2008, the Company announced further restructuring efforts that plan to reduce capacity and headcount in this segment. These restructuring plans included the closing of a production line in this segment which resulted in $0.7 million and $1.2 million for the three and nine months ended May 31, 2009, respectively, of accelerated depreciation which is included in cost of sales. This contributed to the decline in gross profit for NAEP.
The gross profit dollars for the NADS business have declined $1.3 million and $2.3 million, or 43.7% and 32.9%, for the three and nine months ended May 31, 2009, respectively, compared with the same periods last year. The NADS segment gross profit dollars declined, however, it was able to increase margins in the weak market primarily as a result of favorable product mix.
The Company’s Asia segment gross profit dollars increased 54.4% and 2.5% for the three and nine months ended May 31, 2009, respectively. The increase in gross profit dollars and percentage is primarily a result of reduced manufacturing costs and improved supply chain management. The Asia segment sells primarily to the packaging market.
The Invision gross profit loss is due to the start-up nature of this business line. The Company reduced spending on Invision as it refocused the business to non-automotive markets and considered strategic alternatives for the segment.
A comparison of capacity utilization levels for the three months ended May 31, 2009 and 2008 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Europe	81%	88%	73%	92%
NAMB	55%	94%	62%	102%
NAEP	50%	75%	61%	75%
Asia	73%	73%	54%	67%
Worldwide	73%	85%	69%	87%
Europe capacity utilization declined for the three and nine months ended May 31, 2009, compared with the same periods in the prior year primarily as a result of the significant global economic slowdown and the Company’s working capital initiatives to reduce inventory. The volumes were especially low during the second quarter of fiscal 2009 as some customers shutdown plants for extended periods of time.
The capacity utilization for NAMB declined significantly for the three and nine months ended May 31, 2009 compared with the same periods in the prior year due to the weak North America marketplace. In addition, the start-up of the Akron, Ohio plant in the second quarter of fiscal 2009 and efforts to reduce inventory have impacted the utilization of the plants. Capacity utilization for the NAEP segment decreased for the quarter and year-to-date period as a result of the weak marketplace. However, the restructuring efforts announced in fiscal 2008 and fiscal 2009 to close the Company’s St. Thomas, Ontario, Canada facility, the sale of the Company’s Orange, Texas facility and a line shutdown in the Bellevue, Ohio facility helped mitigate the decline. As a result of the reductions, capacity in the North America segments declined from approximately 293.3 million pounds for the nine months ended May 31, 2008 to approximately 167.6 million pounds for the nine months ended May 31, 2009.
The Company’s Asia segment is experiencing lower capacity utilization for the year-to-date period as a result of the weakened global markets and the initiatives to reduce inventory.
The Company’s overall worldwide utilization declined compared with the prior year due to a dramatic decrease in demand resulting from the challenging marketplace. Worldwide capacity utilization of 73% for the third quarter of fiscal 2009 was an improvement from the second quarter of fiscal 2009 utilization of 59% as the Company has realized some increase in demand. The capacity utilization figures exclude production for the Invision product as this business was in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The changes in selling, general and administrative expenses for the third quarter of fiscal 2009 compared with the same period in the prior year are summarized as follows:

	Three months ended May 31, 2009
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$(7,608)	(18.8)%
Less the effect of foreign currency translation	(4,102)	(10.1)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(3,506)	(8.7)%

Selling, general and administrative expenses for the three months ended May 31, 2009 declined $3.5 million, excluding the effect of foreign currency exchange, compared with the same period last fiscal year. This was partially attributable to a decline of $1.2 million in stock-based compensation costs, primarily driven by a decline in the Company’s common stock price and a change in the estimated forfeiture rate. The decline was also attributable to a reduction of the Company’s qualified retirement plan costs as well as various cost cutting measures initiated in fiscal 2008 and 2009 including headcount reductions, a reduction in the retiree health care coverage and changes in the employee health care programs. These cost saving initiatives were partially offset by $1.4 million of incremental costs related to the consolidation of back-office operations to the Company’s shared service center in Europe.
The changes in selling, general and administrative expenses for the nine months ended May 31, 2009 compared with the same period in the prior year are summarized as follows:

	Nine months ended May 31, 2009
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$(20,810)	(16.5)%
Less the effect of foreign currency translation	(8,965)	(7.1)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(11,845)	(9.4)%

Selling, general and administrative expenses for the nine months ended May 31, 2009 declined $11.8 million, excluding the effect of foreign currency exchange, compared with the same period last fiscal year. The nine month ended May 31, 2008 included CEO transition costs of $3.6 million. Excluding the CEO transition costs from fiscal 2008 and the effect of foreign currency translation, selling, general and administrative expenses declined $8.2 million. Similar to the three month period discussed above, this was partially attributable to the decline in stock-based compensation costs of $3.7 million, primarily driven by a decline in the Company’s common stock price, and cost cutting measures initiated in fiscal 2008 and fiscal 2009 including headcount reductions, the elimination of the Company airplane, a reduction in the retiree health care coverage and changes in the employee health care programs. Costs are generally lower as a result of restructuring activities that have taken place over the past year which were offset by approximately $3.0 million of incremental costs related to the consolidation of back-office operations to the Company’s shared service center in Europe and $3.2 million of incremental consulting costs related to strategic planning.
Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
Interest expense declined by approximately $1.1 million and $2.3 million, respectively, for the three and nine months ended May 31, 2009, respectively, as compared with the same period last year, due to lower borrowing rates and overall lower debt levels.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced $2.4 million in foreign currency transaction losses and $6.2 million in foreign currency transaction gains for the three and nine months ended May 31, 2009, respectively. The nine-month period includes gains of $1.9 million and $3.8 million related to the changes in the value of the U.S. dollar compared to the Canadian dollar and Mexican peso, respectively. The Company experienced foreign currency transaction losses of $1.0 million and $1.6 million for the three and nine months ended May 31, 2008, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso and changes between the Euro and other non-Euro European currencies. From time to time, the Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated income statements. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated income statements. Primarily during the first quarter of fiscal 2009, while the U.S. dollar was strengthening, the Company was not completely hedged. The majority of the gains in fiscal 2009 were realized during the first quarter of fiscal 2009 and the Company has since taken actions that it believes will reduce this volatility.
Other income for the three and nine months ended May 31, 2009 includes approximately $1.0 million and $1.8 million, respectively, of income from the cancellation of a European supplier distribution agreement.
Restructurings
Fiscal 2009 Plan
During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The realignment was primarily completed by the end of the third quarter, but will continue into the fourth quarter of fiscal 2009 as needed. The Company initiated these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The actions include a reduction in capacity and reduced headcount within cost of sales and selling, general and administrative expenses. In addition, the Company is in the process of eliminating certain positions related to the previously announced consolidation of back-office operations to the Europe Shared Service Center located in Belgium. The implementation of the Europe Shared Service Center will continue into early fiscal 2010.
The Company reduced its workforce by approximately 170 positions worldwide during the first nine months of fiscal 2009. The Company’s major European locations implemented a “short work” schedule when necessary primarily in the second quarter of fiscal 2009.
In the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, in addition to permanently shutting down one line at the plant in Bellevue, Ohio. The Company reduced shifts from seven to five days at its Nashville, Tennessee plant.
In addition to the NAEP headcount reductions, the actions taken in fiscal 2009 reduced its Akron-based North American administrative staff by six full-time employees and three contract positions. These actions took place primarily in the second quarter of fiscal 2009 and were completed by the end of the third quarter of fiscal 2009.

The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

		Contract termination	Accelerated
	Employee-	and other related	depreciation included
	related costs	restructuring costs	in cost of sales	Total
	(In millions)
Three months ended May 31, 2009
Europe	$0.6	$0.2	$—	$0.8
NAMB	—	—	—	—
NAEP	0.2	—	0.7	0.9
All other North America	—	—	—	—

Total restructuring related charges for the fiscal 2009 actions	$0.8	$0.2	$0.7	$1.7

Nine months ended May 31, 2009
Europe	$2.7	$0.3	$—	$3.0
NAMB	0.1	—	—	0.1
NAEP	2.4	0.6	1.2	4.2
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.3	$0.9	$1.2	$7.4

At May 31, 2009, approximately $2.7 million remains accrued for employee-related costs, which include estimated severance payments and medical insurance, related to the fiscal 2009 initiatives. The Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009 and the remaining to be paid in fiscal 2010. The Company expects additional charges related to these initiatives to range from approximately $1.5 million to $2.5 million to be realized primarily during the fourth quarter of fiscal 2009. These charges approximate the estimated remaining cash outlay for these plans. The Company expects to reduce annual costs by approximately $8.5 million to $11.5 million as a result of the fiscal 2009 actions.
In July 2009, the Company has initiated further plans to reduce capacity and headcount at certain international locations. These plans are expected to result in the reduction of approximately 10 to 20 positions and reduce working hours for remaining workers as appropriate. As a result of these plans, the Company expects to incur before-tax costs of approximately $1.0 million to $2.3 million, including:
•	approximately $0.5 million to $1.0 million of cash outlays for employee termination costs;
•	approximately $0.1 million to $0.3 million of non-cash costs related to estimated employee retirement benefits; and
•	approximately $0.4 million to $1.0 million of non-cash charges related to fixed assets at the impacted locations.
These plans are expected to be completed primarily in the fourth quarter of fiscal 2009 and into early fiscal 2010. These plans are expected to result in annual pre-tax savings of approximately $0.6 million to $0.8 million beginning in fiscal 2010.
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
The Orange, Texas facility primarily provided North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.

The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other related restructuring costs during the nine months ended May 31, 2009. These charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.2 million remains accrued for employee-related costs at May 31, 2009 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2009. During the nine months ended May 31, 2008, the Company recorded approximately $6.1 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.
The following table summarizes the liabilities as of May 31, 2009 related to the announced restructuring plans in fiscal 2008 and fiscal 2009.

	Accrual Balance	Fiscal 2009	Fiscal 2009	Accrual Balance
	August 31, 2008	Charges	Paid	May 31, 2009
	(In thousands)
Employee related costs	$507	$5,225	$(2,920)	$2,812
Other costs	—	1,005	(929)	76
Translation effect	(22)			85

Restructuring charges	$485	$6,230	$(3,849)	$2,973

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

A reconciliation of operating income by segment to consolidated income before taxes is presented below:

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
	(In thousands)
Europe	$16,544	$25,355	$35,371	$71,647
NAMB	1,026	623	883	4,929
NAEP	(724)	(1,262)	(4,904)	(4,796)
NADS	1,027	1,750	1,965	3,737
Asia	1,511	587	1,068	754
Invision	(823)	(1,611)	(2,870)	(5,306)
All other North America	(2,534)	(2,582)	(8,243)	(11,034)
Corporate and other	(3,469)	(3,740)	(13,579)	(15,916)
Interest expense, net	(662)	(1,817)	(1,626)	(4,533)
Foreign currency transaction gains (losses)	(2,430)	(984)	6,218	(1,580)
Other income (expense)	1,218	(253)	2,231	(252)
Curtailment gain	—	2,313	2,609	2,313
Goodwill impairment	—	—	—	(964)
Asset impairment	(283)	(3,601)	(2,462)	(8,820)
Restructuring expense	(981)	(3,685)	(6,230)	(6,307)

Income before taxes	$9,420	$11,093	$10,431	$23,872

European operating income decreased approximately $8.8 million or 34.8%, for the three months ended May 31, 2009 and decreased approximately $36.3 million or 50.6%, for the nine months ended May 31, 2009 compared with the same periods in the prior year. The decrease was primarily due to the recessionary global marketplace, which significantly reduced demand and resulted in a decline in gross profit. The Europe segment selling, general and administrative costs were approximately flat compared with prior year for both the three and nine months ended May 31, 2009 excluding the translation effect of foreign currencies. The selling, general and administrative costs for the nine months ended May 31, 2009 include approximately $3.0 million of incremental costs related to the consolidation of back-office operations to the Company’s shared service center in Europe which were offset by a decline of $1.8 million in stock-based compensation costs. In March 2009, the Company announced plans to further realign its international operations and selling, general and administrative costs through headcount reductions and capacity reductions. These actions are expected to be completed throughout the fourth quarter of fiscal 2009 and partially into fiscal 2010.
Operating income for NAMB increased approximately $0.4 million and decreased approximately $4.0 million for the three and nine months ended May 31, 2009, respectively, compared with the same periods in the prior year. The decline for the nine-month period was primarily a result of the decline in gross profit due to a decline in demand. The gross profit decline for the quarter was more than offset by a decrease in selling, general and administrative costs. The decrease in selling, general and administrative costs was primarily due to a decline of $0.3 million and $0.4 million for the three and nine months ended May 31, 2009, respectively, in stock-based compensation costs and a reduction in the Company’s qualified retirement plan costs compared with the same periods last year. In addition, lower selling, general and administrative costs resulted from actions taken in fiscal 2009, to realign the Company’s international operations, which include some operations in the NAMB segment, through headcount reductions and shortened work weeks as necessary. These actions were substantially complete by the end of the third quarter of fiscal 2009 for the NAMB segment.
The operating loss for the NAEP segment, which is the segment most exposed to the automotive market, decreased by $0.5 million and increased by $0.1 million for the three and nine months ended May 31, 2009, respectively, compared with the same periods in the prior year. The operating losses were primarily a result of a significant decline in demand. The decline of selling, general and administrative costs for the NAEP segment helped offset the gross profit decrease. The decrease in selling, general and administrative costs was primarily due to a decline of $0.6 million and $0.8 million for the three and nine months ended May 31, 2009, respectively, in stock-based compensation costs and a reduction in the Company’s qualified retirement plan costs compared with the same periods last year. Unprecedented declines in demand resulted in additional planned capacity reductions that were announced in December 2008.

The decline in the operating income for NADS for the three and nine months ended May 31, 2009 was due to the decline in gross profit dollars as a result of the decline in demand. The declines in gross profits were partially offset by lower selling, general and administrative costs compared with prior year. The decrease in selling, general and administrative costs was primarily due to a decline in stock-based compensation costs and a reduction in the Company’s qualified retirement plan costs compared with the same periods last year.
The Asia segment experienced increases in operating income for both the three months and nine months ended May 31, 2009. The increase was a result of improved gross profit from reduced manufacturing costs and improved supply chain management.
The costs associated with All Other North America include a decline of $0.6 million and $1.0 million for the three and nine months ended May 31, 2009, respectively, in stock-based compensation costs and a reduction in the Company’s qualified retirement plan costs compared with the same periods last year.
The Company recorded approximately $0.3 million and $2.5 million in asset impairments during the three and nine months ended May 31, 2009, respectively. The impairments were related to properties which are considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The Company recorded approximately $3.6 million and $8.8 million in asset impairments during the three and nine months ended May 31, 2008, respectively, related to the restructuring plans initiated in the second quarter of fiscal 2008 for the St. Thomas, Ontario, Canada and the Orange, Texas facilities.
A reconciliation of the statutory U.S. federal income tax rate of 35% with the effective tax rate is as follows:

	Three months ended		Three months ended
	May 31, 2009		May 31, 2008
	(In thousands except for %’s)
Statutory U.S. tax rate	$3,297	35.0%	$3,883	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,086)	(32.8)	(2,992)	(27.0)
U.S. losses with no tax benefit	2,985	31.7	2,655	23.9
U.S. restructuring and other U.S. unusual charges with no tax benefit	41	0.4	933	8.4
Establishment (resolution) of uncertain tax positions	(1,268)	(13.5)	(624)	(5.6)
Other	2	0.1	106	1.0

Total income tax expense (benefit)	$1,971	20.9%	$3,961	35.7%

	Nine months ended		Nine months ended
	May 31, 2009		May 31, 2008
		(In thousands except for %’s)
Statutory U.S. tax rate	$3,651	35.0%	$8,355	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(9,138)	(87.6)	(9,859)	(41.3)
U.S. losses with no tax benefit	11,302	108.3	8,581	35.9
U.S. restructuring and other U.S. unusual charges with no tax benefit	584	5.6	4,094	17.1
Establishment (resolution) of uncertain tax positions	(1,170)	(11.2)	(1,083)	(4.5)
Other	95	0.9	403	1.7

Total income tax expense (benefit)	$5,324	51.0%	$10,491	43.9%

The effective tax rate of 20.9% for the three months ended May 31, 2009 is less than the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate and the resolution of uncertain tax positions. These favorable effects on the Company’s tax rate were partially offset by no tax benefits being recognized for U.S. losses from continuing operations and other U.S. charges. As compared with the effective rate of 35.7% for the three months ended May 31, 2008, the current quarter’s effective rate is driven by a decrease in the overall foreign rate, the resolution of uncertain tax positions and a decrease in other U.S. charges with no tax benefit.
The effective tax rate of 51.0% for the nine months ended May 31, 2009 is greater than the U.S. statutory rate of 35.0% primarily because no tax benefits were recognized for U.S. losses from continuing operations and other U.S. charges. This unfavorable effect on the Company’s tax rate was partially offset because of the Company’s overall foreign rate being less than the U.S. statutory rate and the resolution of uncertain tax positions. As compared with the effective rate of 43.9% for the nine months ended May 31, 2008, the current period’s effective rate is driven by the reduction in worldwide pre-tax income, which significantly increased the tax rate impact of the U.S. losses with no tax benefit.
The translation effect of foreign currencies, primarily the Euro, decreased net income by $2.7 million and $5.8 million for the three and nine months ended May 31, 2009, respectively.
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

	Three months ended		Three months ended
	May 31, 2009		May 31, 2008
		Diluted EPS		Diluted EPS
Net income and earnings per share reconciliation	Income (loss)	impact	Income (loss)	impact
	(In thousands except per share data)
Net income applicable to common stock	$7,436	$0.29	$7,119	$0.26

Adjustments, net of tax, per diluted share:
Restructuring expense	704	0.03	3,000	0.11
Accelerated depreciation, included in cost of sales	711	0.03	—	—
Asset impairment	188	0.01	3,560	0.14
Curtailment gain	—	—	(2,313)	(0.09)

Net income applicable to common stock before unusual items	$9,039	$0.36	$11,366	$0.42

Weighted-average number of shares outstanding - Diluted		25,939		26,665

	Nine months ended		Nine months ended
	May 31, 2009		May 31, 2008
		Diluted EPS		Diluted EPS
Net income and earnings per share reconciliation	Income (loss)	impact	Income (loss)	impact
		(In thousands except per share data)
Net income applicable to common stock	$5,067	$0.20	$13,341	$0.49

Adjustments, net of tax, per diluted share:
Restructuring expense	5,214	0.20	5,031	0.18
Accelerated depreciation, included in cost of sales	1,185	0.05	—	—
Asset impairment	2,051	0.08	7,930	0.29
Curtailment gain	(2,609)	(0.10)	(2,313)	(0.08)
Goodwill impairment	—	—	964	0.04
Termination of lease for an airplane	—	—	640	0.02
CEO transition costs	—	—	3,582	0.13
Other employee termination costs	97	—	806	0.03
Insurance claim settlement adjustment	—	—	368	0.01

Net income applicable to common stock before unusual items	$11,005	$0.43	$30,349	$1.11

Weighted-average number of shares outstanding - Diluted		25,962		27,299
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
The Company has further improved its liquidity position in the third quarter of fiscal 2009. Net cash provided from operations was $150.6 million and $66.5 million for the nine months ended May 31, 2009 and 2008, respectively. The increase from last year was due to a decline in inventory and accounts receivable, compared with the increases in these areas in the prior year, primarily driven by lower sales and the Company’s efforts to reduce working capital.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2009	August 31, 2008	May 31, 2008
Days in receivables	63	58	62
Days in inventory	47	48	58
Days in payables	41	34	31
Total working capital days	70	72	89

The following table summarizes certain key balances on the Company’s balance sheet and related metrics.

	May 31, 2009	August 31, 2008	May 31, 2008
	(In millions, except for %’s)
Cash and cash equivalents	$202.5	$97.7	$83.9
Working capital, excluding cash	$156.2	$305.2	$404.6
Long-term debt	$101.3	$104.3	$165.3
Total debt	$104.0	$113.8	$167.9
Net debt (net cash)*	$(98.5)	$16.1	$84.0
Stockholders’ equity	$381.6	$427.6	$452.0

*	Total debt less cash and cash equivalents.
The Company’s cash and cash equivalents increased approximately $104.8 million from August 31, 2008. Working capital, excluding cash, decreased $149.0 million from August 31, 2008. The primary reason for the decrease in working capital was the decrease in accounts receivable of $112.2 million and the decrease in inventory of $97.6 million. The translation effect of foreign currencies, primarily the Euro, decreased accounts receivable by $19.7 million and decreased inventory by $8.6 million. Excluding the impact of translation of foreign currencies, inventory decreased approximately $89.0 million, or 39.6%, and accounts receivable decreased $92.5 million, or 28.9%. The decreases are also attributable to the Company’s long-term working capital reduction program. Accounts payable also decreased $49.5 million due primarily to the translation effect of foreign currencies of $8.6 million and the decrease in demand offset by improved purchasing management.
Capital expenditures for the nine months ended May 31, 2009 were $22.0 million compared with $18.6 million for the same period last year. The major component of the capital expenditures included additions related to the new Akron, Ohio plant and adding a new smaller line in the Nashville, Tennessee plant that is replacing an older inefficient line. In addition, a portion of the expenditures were from moving a smaller capacity line from a facility in the U.S. to the Company’s Mexico facility to allow for smaller run sizes in the Mexico facility.
The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in Euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2009, the Company was not in violation of any of its covenants relating to the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision that provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At May 31, 2009, there were no borrowings on the Credit Facility.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $71.2 million at May 31, 2009. The fair market value of the Euro Notes is approximately €40.0 million at May 31, 2009, which approximates $56.6 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of May 31, 2009, the Company was not in violation of any of its covenants relating to the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company has an $8.5 million uncollateralized short-term line of credit from a domestic bank at May 31, 2009. As of May 31, 2009, there were no borrowings outstanding under this line of credit.
The Company had approximately $42.2 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at May 31, 2009. There was approximately $2.7 million outstanding under these lines of credit at May 31, 2009.
Below summarizes the Company’s available funds as of May 31, 2009 and August 31, 2008.

	As of May 31,	As of August 31,
	2009	2008
	(In millions)
Total gross available funds from credit lines and notes
Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$42.2	$51.0
Borrowings outstanding
Credit Facility	—	7.0
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.7	2.5
Total net available funds from credit lines and notes
Credit Facility	$260.0	$253.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$39.5	$48.5
The Company adopted the required portions of FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement, as of September 1, 2008. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows. In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No.157, the Company delayed the adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of this portion of SFAS 157 on its financial position, results of operations and cash flows.
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
During the nine months ended May 31, 2009, the Company has declared and paid quarterly cash dividends totaling $0.45 per common share. The total amount of these dividends was $11.8 million. Cash has been sufficient to fund the payment of these dividends. On June 25, 2009, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable August 3, 2009 to stockholders of record on July 20, 2009.
The Company did not repurchase any shares of its common stock during the third quarter of fiscal 2009. During the nine months ended May 31, 2009, the Company repurchased approximately 0.1 million shares of its common stock at an average price of $14.77 per share. The Company repurchased approximately 1.5 million shares of its common stock during the nine months ended May 31, 2008 at an average price of $20.53 per share. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. As of May 31, 2009, approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The change in the value of the U.S. dollar during the nine months ended May 31, 2009 decreased this account by $36.3 million.
Contractual Obligations
As of May 31, 2009, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2008 Annual Report on Form 10-K (“the 2008 Form 10-K”).
Operating lease information is provided in Footnote 12 to the Consolidated Financial Statements in the Company’s 2008 Form 10-K as there has been no significant changes.
The Company’s outstanding commercial commitments at May 31, 2009 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2009.
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
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company is required to adopt SFAS 165 for its year ended August 31, 2009 and does not expect an impact on its financial position, results of operations, cash flows and disclosures upon adoption.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Credit Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for Euro borrowings. At May 31, 2009, the Company had no borrowings against its Credit Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
Item 1A – Risk Factors
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
Although no one customer currently makes up a significant portion of our sales, we are exposed to industries such as automotive, appliances and construction. Bankruptcies by major original equipment manufacturers (OEM) for the automotive market could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay.
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
As of May 31, 2009, our debt on a consolidated basis was approximately $104.0 million. An increase in the level of indebtedness could have significant consequences. For example, it could:
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
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

The Company’s purchases of its common stock under the Repurchase Program during the third quarter of fiscal 2009 were as follows:

			Total number of shares	Maximum number of
	Total number of	Average price	purchased as part of a	shares that may yet be
	shares repurchased	paid per share	publicly announced plan	purchased under the plan
Beginning shares available				2,906,966
March 1-31, 2009	—	$—	—	2,906,966
April 1-30, 2009	—	$—	—	2,906,966
May 1-31, 2009	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

Item 6 – Exhibits
(a) Exhibits

Exhibit Number	Exhibit
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

10.1
Second Amendment to 2007 Agreement by and between the Company and the Barington Group, dated June 1, 2009. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009).

10.2	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 2009	A. Schulman, Inc. (Registrant)
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

10.1
Second Amendment to 2007 Agreement by and between the Company and the Barington Group, dated June 1, 2009. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009).

10.2	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.