Form 10-K
period 2009-08-31
SCHULMAN A INC
filed 2009-10-26
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 28, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $346,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 26,094,481 Shares of Common Stock, $1.00 Par Value, at October 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders	III

PART I

ITEM 1. BUSINESS

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our,” “ours”’ and “us”) was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.

Founded in 1928 by Alex Schulman, the Akron, Ohio based company began as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and most recently Asia, establishing manufacturing plants, technology centers and sales offices in numerous countries. In 1972 the Company went public. Today, A. Schulman is recognized as one of the leading global plastics compounders.

The Company has at least five unique competitive advantages:

•	The Company’s sales and marketing teams partner with customers to understand needs and provide tailored solutions that maximize success through its extremely broad and well-rounded product line.

•	The Company’s procurement teams are critical to its success as its global purchasing power positions the Company to formulate and sell products competitively.

•	The Company has 16 manufacturing facilities worldwide allowing it to be an ideal partner for key global customers.

•	The Company has a solid reputation in product innovation and development driven by its customer relationships and global technology centers.

•	The Company’s strong financial position enables it to effectively compete in the current economic environment.

The Company leverages these five unique competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth.

BUSINESS SEGMENTS

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The Company’s segments are Europe, North America Masterbatch (“NAMB”) (previously, referred to as North America Polybatch or NAPB), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”) (which includes rotomolding) and Asia.

During fiscal 2009, the Company announced that its board of directors approved a plan to cease the operation of its Invision® sheet production line at its Sharon Center, Ohio manufacturing facility. This shutdown was substantially complete by the end of the fourth quarter of fiscal year 2009. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of these operations as discontinued operations for all periods presented. The

Company expects minimal additional charges as final shutdown of the equipment and facility continues into fiscal 2010.

The Company’s European segment is the largest segment for the Company. The segment is managed by the General Manager of Europe. Managers of each line of business for engineered plastics, masterbatch and distribution services in Europe report to the European General Manager. The Company has a global research and development center in Bornem, Belgium, which primarily focuses on masterbatch business, and it has a technology center in Sindorf, Germany, which primarily focuses on engineered plastics business.

The North America Masterbatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment includes rotomolding and provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. The Company has certain administrative costs that are not directly related or allocated to a North America segment, such as North American information technology, human resources, accounting and purchasing, which are included in a section called All Other North America. The North American administrative costs are directly related to the three North American segments.

The Company’s Asia segment is managed by the General Manager of Asia, which was a recently created position at the beginning of fiscal 2009. This segment primarily provides masterbatch applications in the packaging market. The operations for the Asia segment are currently located in China and Indonesia.

Below the Company has described the lines of business listed above.

Engineered Plastics

A. Schulman has been a supplier of engineered plastics for more than 50 years. The Company began formulating a variety of olefinic and non-olefinic compounds in the early 1950s, meeting the needs of a newly forming industry. Today, A. Schulman is a leader in multi-component blends that include polyolefins, nylons, polyesters, elastomers, ionomers, acrylonitrile butadiene styrene (“ABS”), polyvinyl chloride (“PVC”) and highly customized cross-linked resins. Engineered plastics are commonly defined by their unique performance characteristics by combining base polymer resin with various fillers, additives and pigments, which result in a compound tailored to meet stringent customer requirements. The Company’s engineered plastics products typically comprise 100% of material used by our customers in their end products. A. Schulman’s products are often developed to replace other polymeric materials or non-polymers such as metal.

The engineered plastics business line uses its state-of-the-art technology centers to drive technology and innovation. The primary research and development centers are in Sindorf, Germany and Akron, Ohio. The centers are keenly focused on developing niche solutions that meet the needs of existing and developing markets alike. Examples of recent developments include the introduction of a family of high-performance Invision® enhanced polyolefin resins for sheet and profile producers and the expansion of two series of Sunprene® Elastomers to serve the specific needs of the industrial, specialty wire and cable, and heavy truck markets.

The result of this innovation forms a pipeline of products being produced in A. Schulman facilities around the world. The Company’s offers an extensive portfolio based on a variety of polymers within the engineered plastics line of business, allowing customers to tailor solutions that meet their exact performance needs. The following products focus on the ability to develop enhanced polymer solutions:

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

Engineered plastics supplies several markets and applications. Consumer and industrial applications are target growth areas, with durable goods markets such as industrial packaging, appliances, electrical, tools, recreational and lawn/garden leading the way. The Company supplies materials into every major vehicle segment and across all of the largest manufacturers. In recent years, the Company has tempered its exposure to the North American automotive market as necessary. Key growth segments for this market are European and Asian manufacturers, who continue to gain market share. In North America, the Company is seeing growth and construction of new facilities by Asian and European automotive manufacturers.

Masterbatch

Masterbatches (or concentrates as they are also referred to) are often the key ingredient to a successful application formula. These highly concentrated compounds are introduced at the point-of-process to provide a material solution that meets several combinations of performance and aesthetic requirements.

The Company first began supplying masterbatch through its technology center in Bornem, Belgium in the early 1960s. By the end of the decade, the Company’s presence in this area had grown to the Americas, primarily in Mexico, and later in Asia.

Close synergy between development and production is especially important to the Company, as well as its customers, concerning masterbatch, as quick and quality turnaround is critical. The Company has manufacturing and research facilities strategically located globally to ensure that orders are shipped on-spec and on time.

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

Film and packaging applications continue to be a primary focus for these products. For over 20 years, A. Schulman has been providing solutions for agriculture films, offering additives that provide UV control, barrier (optimal heat and light transmittance), and anti-fog solutions among others. The Company’s film additives are internationally renowned for their performance and cost benefits, and are commonly used in biaxially oriented films which are critical for the packaging of snack foods, candy, tobacco products, and lamination film. The Company’s color concentrates excel in this market as well, where they are a trusted source for the world’s largest consumer product companies, providing aesthetic solutions for a wide range of bottles, caps and closures.

The Company’s masterbatch product offerings play a key role in commercializing solutions that have a reduced impact on the environment. The Company’s line of bio-degradation promoting additives assists in the molecular breakdown of films allowing them to be bioassimilated. A. Schulman continues to advance pigment and additive loadings, which reduce the amount of total polymer required in the manufacturing process. Micro- and nano-particle technology continues to make advancements. These particles, when used as pigments, fillers and additives, result in greater dispersion and a reduction in the amount of total polymer used in end application.

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

A. Schulman leverages its global supply relationships to fill customer needs around the world through a variety of olefinic and non-olefinic resins and provides producer grade offerings to the markets and customers that it serves. This leverage also helps support the customers of the engineered plastics and masterbatch lines of business by both keeping costs down through higher purchasing volume and providing convenient access to bulk resin supplies to these customers.

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

The distribution line of business also includes rotomolding activities. The Company’s rotomolding includes compounded resins for rotationally-molded products, such as gas and water tanks, kayaks, playground slides, and other large applications. The Company can leverage technical ability and service for new product development from both the masterbatch and engineered plastics business lines. Rotomolding includes a broad product portfolio of base resins, custom colors, and proprietary cross-linked polyethylene formulations.

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

Product Families

The Company’s activities in each of its business segments can be classified into five major product families: color and additive concentrates; engineered compounds; polyolefins; PVC; and tolling.

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

Polyolefins:  The Company’s polyolefin business consists of numerous polypropylene and polyethylene resins and compounds. Polyolefins are used for interior trim, fascias and bumper covers in automotive applications; for toys, small appliances, sporting goods, and agricultural and watercraft products in rotomolding applications; and for office supplies in industrial/commercial applications. The polyolefin products manufactured by the Company include the following: Polytrope®, Polyfort®, Schulink®, Invision® and Polyaxis®.

PVC:  The Company’s PVC business, under the name Polyvin®, involves the formulation of compounds and elastomers to introduce a variety of product attributes, including weatherability, consistency, ease of processing, material flexibility, and high-gloss or low-gloss finish. The Company’s thermoplastic PVC compounds are available in blow molding, injection molding and extrusion grades for application in the manufacture of automotive, furniture, architectural and consumer products. The Company’s Sunprene® compound serves as a replacement for rubber and other thermoplastic elastomers in automotive applications. The Company’s PVC business is mainly supported by The Sunprene Company, in which the Company owns a 70% partnership interest. The partnership is discussed below in Joint Ventures.

Tolling:  The Company provides tolling services, primarily in Europe, as a fee for processing of material provided and owned by customers. On some occasions, the Company is required to provide certain amounts of its materials, such as additives or packaging. These materials are charged to the customer in addition to the tolling fees. The Company recognizes revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

The approximate amount and percentage of consolidated net sales for each of the Company’s product families for each fiscal year in the three-year period ended August 31, 2009 are as follows:

	2009		2008		2007
Product Family	Amount	%	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$566,363	44	$714,770	36	$627,268	35
Polyolefins	351,532	27	663,925	34	543,748	30
Engineered compounds	268,084	21	418,652	21	426,344	24
PVC	36,768	3	59,174	3	64,658	4
Tolling	13,361	1	19,466	1	21,450	1
Other	43,140	4	107,608	5	103,424	6

	$1,279,248	100	$1,983,595	100	$1,786,892	100

Principal Subsidiaries

The Company’s principal subsidiaries are as follows:

NVA Schulman Plastics S.A., a subsidiary located in Bornem, Belgium, manufactures color and additive concentrates and compounds. These products principally are sold in Germany, France, the Benelux countries, Italy and Asia.

A. Schulman International Services BVBA, another subsidiary located in Belgium, provides financing and administrative services to the Company’s European operations. In fiscal 2009, this subsidiary established the Company’s European shared service center to consolidate the European back-office functions.

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

A. Schulman Canada Ltd., a Canadian subsidiary which had operations in St. Thomas, Ontario, Canada, closed the St. Thomas, Ontario plant in June 2008. The Company continues to sell to the Canadian marketplace through this subsidiary as a distributor for major resin producers for injection molding.

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

A. Schulman Plastics SpA is a subsidiary located in Gorla Maggiore, Italy. This subsidiary manufactures and sells engineered compounds and concentrates to the Italian market using its new state-of-the-art small batch flexible manufacturing equipment. It sells products manufactured by A. Schulman Plastics, BVBA, A. Schulman Plastics, S.A.S., A. Schulman GmbH and A. Schulman, Inc., Limited and acts as a merchant of plastic resins in Italy.

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

A. Schulman Europe & Co. KG, a German subsidiary that provides support in the areas of sales, procurement, logistics and financing for the European operations.

A. Schulman S.ár.l. et Cie SCS, A. Schulman S.ár.l. and A. Schulman Holdings S.ár.l. are Luxembourg subsidiaries that provide financing and other administrative services for the European group.

A. Schulman Invision, Inc. is a U.S. subsidiary for which operations were terminated in fiscal 2009.

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

Joint Ventures

ASI Investments Holding Co., is a wholly-owned subsidiary which owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company’s Bellevue, Ohio facility. The Company’s partner provides technical and manufacturing expertise.

A. Schulman International, Inc., is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. P.T. Prima Polycon Indah owns the remaining 35% interest in this joint venture.

Employee Information

As of August 31, 2009, the Company had approximately 2,000 employees. Approximately 50% of all of the Company’s employees are represented by various unions under collective bargaining agreements.

Research and Development

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. In fiscal 2008, the Company organized a team of varied background individuals to lead a “New Product Engine” initiative to put an aggressive global focus on the Company’s research and development activities. The Company conducts these activities at its various technical centers and laboratories. Research and development expenditures were approximately $3.6 million, $5.9 million and $7.8 million in fiscal years 2009, 2008 and 2007, respectively. The research and development expenditures decline in fiscal 2009 compared to previous years was primarily a result of the closing of the Company’s Invision sheet manufacturing operation, which occurred in the fourth quarter of fiscal 2009. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

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

Dependence on Customers

During the year ended August 31, 2009, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are readily available from major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC, polyethylene, polystyrene, nylon, ABS and polyurethane. For additional information on the availability of raw materials, see ITEM 1A. RISK FACTORS, Price increases in raw materials and energy costs could adversely affect operating results and financial condition, in this Report.

Working Capital Practices

The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or ensure the Company of a continuous allotment of goods from suppliers. The Company’s manufacturing processes are generally performed with a short turnaround time. The Company does not generally offer extended payment terms to its customers. The Company employs quality assurance practices that minimize customer returns; however, the Company generally allows its customers to return merchandise for failure to meet pre-agreed quality standards or specifications.

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

The Company also competes with other merchants and distributors of plastic resins and other products. Limited information is available to the Company as to the extent of its competitors’ sales and earnings in respect of these activities, but management believes that the Company has only a small fraction of the total market.

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

Trademarks and Trade Names

The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. The Company also holds patents in various parts of the world for certain of its products. These trademarks, trade names and patents, including those which are pending, contribute to profitability; however, the Company does not consider its business to be dependent on such trademarks and trade names.

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

The business of most of our customers, particularly our industrial, automotive, construction and electronics customers, can be cyclical in nature and sensitive to changes in general economic conditions. Financial deterioration in our customers will adversely affect our sales and profitability. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. The recent global economic crisis, especially in North America and Europe, has caused, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, each of which may materially adversely affect our customers’ access to capital. A limit on our customers’ access to capital could inhibit their willingness or ability to purchase our products or affect their ability to pay for products that they have already purchased from us. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.

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

We have announced multiple major plans and initiatives since January 2008 that are expected to reduce costs and improve efficiencies. We could be unable to achieve, or may be delayed in achieving, all the benefits from such initiatives because of limited resources or uncontrollable economic conditions. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition. Additionally, even if we achieve these goals, we may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits.

An unanticipated increase in demand may result in the inability to meet customer needs and loss of sales.

If we experience an unforeseen increase in demand, we may have difficulties meeting our supply obligations to our customers due to limited capacity or delays from our suppliers. We may lose sales as a result of not meeting the demands of our customers in the timeline required and our results of operations may be adversely affected. We may be required to change suppliers or may need to outsource our operations where possible and, if so, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with our high quality standards and with all applicable regulations and guidelines.

The negative global credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Unstable conditions in the credit markets or sustained poor financial performance may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. A volatile credit market may limit our ability to replace maturing credit facilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced into credit agreements that have terms that we do not prefer, which could require us to pay unattractive interest rates or limit our ability to use credit for share repurchases or payment of dividends. This could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to disruptions in the financial markets will stabilize markets or increase liquidity and the availability of credit. Long term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until markets stabilize or until alternative credit arrangements or other funding sources can be arranged. Such measures could include deferring, eliminating or reducing capital expenditures, dividends, future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

If we fail to develop and commercialize new products, our business operations would be adversely affected.

One driver of our anticipated growth is dependent upon the successful development and commercialization of new products. The development and commercialization of new products requires significant investments in research and development, production, and marketing costs. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment and the growth prospects for our products will be adversely affected.

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

We depend upon several regionally integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, which could adversely affect our results of operations.

Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of inventories, products and wastes.

Our manufacturing operations are subject to the potential hazards and risks associated with polymer production and the related storage and transportation of inventories and wastes, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards, and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

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

We operate in a highly competitive marketplace, competing against a number of domestic and foreign polymer producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

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

We conduct more than 75% of our business outside of the United States. We and our joint ventures currently have 12 manufacturing facilities located outside the United States. We have facilities and offices located in Mexico, Belgium, France, Germany, Poland, Hungary, Indonesia, Italy, Spain, Switzerland, China, Luxembourg, Sweden, Turkey, South Korea, Czech Republic, Slovakia and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

Although the majority of our international business operations are currently in regions where the risk level and established legal systems are similar to that in the United States, our international business also includes projects in countries where governmental corruption has been known to exist. We emphasize compliance with the law and have policies in place, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (“FCPA”); however, there can be no assurances that our employees will adhere to our code of business conduct, other Company policies or the FCPA. Additionally, in such high risk regions, our competitors who may not be subject to U.S. laws and regulations, such as the FCPA, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that U.S. law and regulations prohibit us from using. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence. If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions. Violations of these laws could result in significant monetary or criminal penalties for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations, damage our reputation and, therefore, our ability to do business.

Other increases in operating costs could affect our profitability.

Scheduled or unscheduled maintenance programs could cause significant production outages, higher costs and/or reduced production capacity at our suppliers due to the industry in which they operate. These events could also affect our future profitability.

Our business depends upon good relations with our employees.

We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 50% of our employees are represented by labor unions. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements or if negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks and other proprietary information.

We have numerous patents, trade secrets and know-how, domain names, trademarks and trade names, which are discussed under Item 1 of this Annual Report. Despite our efforts to protect our trademarks and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.

Although our pension and postretirement plans currently meet all applicable minimum funding requirements, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

We have several defined benefit pension and postretirement plans around the world covering most of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the Company’s outside actuaries and as required by law. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required, in order to avoid charges to our balance sheet and consequent reductions to shareholders’ equity. These contributions could be substantial and would reduce the cash available for our business.

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

Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our earnings. Recently, several proposals to reform U.S. tax laws to effectively increase the U.S. taxation of income with respect to foreign operations have been announced. Whether any such initiatives will win Congressional or executive approval and become law is presently unknown; however, if any such initiatives were to become law and apply to our international operations, then there could be a material impact on our financial condition and results of operations.

Specific acts of terrorism may disrupt operations and cause increased costs and liabilities.

The threat of terrorist attacks or actual terrorist events in the United States or abroad could affect us in unpredictable ways. Terrorist threats or events could create political or economic instability, affecting our business in general. The increased costs related to heightened security could also have a negative impact on our financial condition. We insure our properties for acts of terrorism. Such threats or events could also result in operational disruption, including difficulty in obtaining raw materials, difficulty in delivering products to customers, or general delay and inefficiencies in our supply chain. Additionally, our manufacturing facilities, both within the United States and those located abroad, may become direct targets or indirect casualties of terrorist attacks, leading to severe damage including loss of life and loss of property.

Increased indebtedness could restrict growth and adversely affect our financial health.

As of August 31, 2009, our debt on a consolidated basis was approximately $104.8 million. An increase in the level of indebtedness could have significant consequences. For example, it could:

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

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Whether these claims and legal actions are founded or unfounded, if these claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect market perception of the Company and our products. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We may acquire other businesses intended to complement or expand our business. The successful integration of these acquisitions will depend on our ability to integrate the assets and personnel acquired. We may encounter obstacles when incorporating the acquired operations with our operations and management. The acquired operations may not perform or provide the results expected when we first entered into the transaction. If such acquisitions are not integrated successfully or they do not perform as well as anticipated, this could adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table indicates the location of each of the Company’s plastics compounding plants, the approximate annual plastics compounding capacity for fiscal 2009 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants. The following locations are owned by the Company.

			Approximate
	Approximate		Floor Area
Location	Capacity (lbs.)(1)		(Square Feet)
	(In thousands)

Akron, Ohio	15,500		38
Sharon Center, Ohio, Polybatch Color Center	11,000		113
San Luis Potosi, Mexico	89,000		187

Total North America Masterbatch segment	115,500		338
Bellevue, Ohio	44,400	(2)	160
Nashville, Tennessee	41,500		138

Total North America Engineered Plastics segment	85,900		298
Bornem, Belgium	147,000		455
Opglabbeek, Belgium	5,500		22
Givet, France	243,000		222
Kerpen, Germany	154,500		543
Budapest, Hungary	500		29
Gorla Maggiore, Italy	39,000		115
Nowa Biala, Poland	2,000		49
Crumlin Gwent, South Wales, United Kingdom	74,000		106
Astorp, Sweden	9,000		27

Total Europe Segment	674,500		1,568
Guangdong Province, China	37,000		112
East Java, Indonesia (Joint Venture)	27,500		136

Total Asia Segment	64,500		248

Total	940,400		2,452

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

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

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 43 warehouses for the Company worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company owns its corporate headquarters, which is located in Akron, Ohio and which contains approximately 48,000 square feet of office space. The Company leases sales offices in various locations globally.

The Company also owns a 158,000 square foot facility in Akron, Ohio that, until December 31, 2000, was a manufacturing operation. The facility was then used for warehousing, logistics, product sampling and product development. During fiscal 2009, the Company began using a portion of the Akron, Ohio facility for North America Masterbatch production for which the approximate dedicated square footage for this production is included in the table above. The remaining square footage is still used for warehouse space.

The Company owns three facilities, including a facility in Findlay, Ohio, a warehouse in Orange, Texas and a facility in St. Thomas, Ontario, Canada, which are considered held for sale as of August 31, 2009. Collectively, these locations have a net book value of approximately $4.5 million at August 31, 2009, which is included in property, plant and equipment in the Company’s consolidated balance sheets.

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2009.

EXECUTIVE OFFICERS OF THE COMPANY

The following information is set forth pursuant to Item 401 (b) of Regulation S-K. The age, business experience during the past five years and offices held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:  Age 64; President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41 year tenure at The Goodyear Tire & Rubber Company.

Paul F. DeSantis:  Age 45; Chief Financial Officer and Treasurer of the Company since April 2006. Mr. DeSantis joined the Company as Vice President of Finance in January 2006; prior to that time, he was with Scott’s Miracle-Gro where he held various financial roles since 1997 before becoming Vice President and Corporate Treasurer of the Company in 2003.

Walter Belderbos:  Age 51; Chief Financial Officer of Europe and Asia since July 2007. Mr. Belderbos previously served as the European Finance and IT Director since September 1989 when he joined the Company.

Paul R. Boulier:  Age 56; Senior Vice President of Marketing of the Company since October 2008. Mr. Boulier previously served as the Vice President, Marketing and Sales at Core Molding Technologies for one year and previous to that he was with Avery Dennison where he held various roles.

Gary A. Miller:  Age 63; Vice President Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Since 1992, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company.

David C. Minc:  Age 60; Vice President, General Counsel and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Bernard Rzepka:  Age 49; General Manager and Chief Operating Officer — Europe of the Company since September 1, 2008. Previously, Mr. Rzepka served as the Business Unit Manger of the Europe masterbatch line of business since February 2008. Prior to that time, Mr. Rzepka served as the Associate General Manager — Europe from 2007 to 2008. Prior to that, he served as the Managing Director of Germany from 2004 to 2007. Prior to that, Mr. Rzepka served as the head of the engineered plastics line of business in Europe from 2003 to 2004. He has been with the Company for 16 years, serving in a variety of technology and commercial management positions.

Jack Taylor:  Age 63; General Manager and Chief Operating Officer — Asia of the Company since September 1, 2008. Previously, Mr. Taylor served as the General Manager — Europe and Asia from 2003 to 2008. He has been an employee of the Company for more than 30 years and has held a number of management positions.

Kim L. Whiteman:  Age 52; Vice President, Global Human Resources of the Company since June 2009. Previously, Mr. Whiteman held various roles at The Goodyear Tire and Rubber Company since 1979.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 19, 2009, there were 529 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 19, 2009 was $20.23.

The quarterly high and low closing stock prices for fiscal 2009 and 2008 are presented in the table below.

	Fiscal 2009	Fiscal 2008
Common Stock Price Range	High - Low	High - Low

1st Quarter	$24.10 - 12.02	$23.92 - 19.53
2nd Quarter	$18.16 - 12.65	$22.78 - 19.03
3rd Quarter	$15.69 - 12.08	$22.59 - 19.75
4th Quarter	$22.01 - 14.45	$24.41 - 21.32

The quarterly cash dividends declared for fiscal 2009 and 2008 are presented in the table below.

Cash Dividends per Share	Fiscal 2009	Fiscal 2008

1st Quarter	$0.150	$0.145
2nd Quarter	0.150	0.145
3rd Quarter	0.150	0.150
4th Quarter	0.150	0.150

	$0.600	$0.590

During fiscal 2008, as part of an agreement reached with the Barington Capital Group, L.P. (the “Barington Group”) the Board of Directors agreed to increase to five million the remaining number of shares authorized for repurchase under the Company’s 2006 share repurchase program, under which the Board of Directors had previously authorized the repurchase of up to 6.75 million shares of common stock. At the time of the increase to five million shares, approximately 4.0 million shares remained authorized for repurchase. In addition, as part of the agreement with the Barington Group, the Company agreed to repurchase 2.0 million shares of common stock prior to August 31, 2008. The Company completed its 2.0 million share repurchase commitment during the fourth quarter of fiscal 2008.

The Company’s purchases of its common stock under the 2008 repurchase program during the fourth quarter of fiscal 2009 were as follows:

			Total
			Number of
			Shares	Maximum
		Average	Purchased	Number of
		Price Paid	as Part of a	Shares That
	Total Number	per Share	Publicly	May Yet be
	of Shares	(Excluding	Announced	Purchased
	Repurchased	Commissions)	Plan	Under the Plan

Beginning shares available				2,906,966
June 1-30, 2009	—	$—	—	2,906,966
July 1-31, 2009	—	$—	—	2,906,966
August 1-31, 2009	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2009(1)(2)	2008(1)(2)	2007(1)(2)	2006(2)	2005(2)
	(In thousands, except share and per share data)

Net sales	$1,279,248	$1,983,595	$1,786,892	$1,616,380	$1,433,196
Cost of sales	1,109,211	1,749,065	1,578,213	1,397,453	1,240,557
Other costs, expenses, etc.	156,100	188,265	160,355	159,622	145,697
Interest and other income	(4,174)	(2,347)	(4,138)	(5,202)	(2,394)

	1,261,137	1,934,983	1,734,430	1,551,873	1,383,860

Income from continuing operations before taxes	18,111	48,612	52,462	64,507	49,336
Provision for U.S. and foreign income taxes	6,931	17,944	24,655	29,485	17,243

Income from continuing operations	11,180	30,668	27,807	35,022	32,093
Loss from discontinued operations, net of tax of $0	(13,956)	(12,619)	(5,738)	(2,360)	—

Net income (loss)	$(2,776)	$18,049	$22,069	$32,662	$32,093

Total assets	$797,489	$890,421	$874,115	$843,245	$784,362
Long-term debt	$102,254	$104,298	$123,080	$120,730	$63,158
Total stockholders’ equity	$366,070	$425,231	$424,663	$401,692	$460,303
Average number of common shares outstanding, net of treasury shares:
Basic	25,790,421	26,794,923	27,032,348	29,961,580	30,619,780
Diluted	26,069,631	27,097,896	27,369,408	30,394,210	31,049,790
Diluted earnings per common share
Income from continuing operations	$0.43	$1.13	$1.01	$1.15	$1.03
Loss from discontinued operations	(0.54)	(0.47)	(0.21)	(0.08)	—

Net income (loss)	$(0.11)	$0.66	$0.80	$1.07	$1.03

Cash dividends per common share	$0.60	$0.59	$0.58	$0.58	$0.57

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	The Company revised the consolidated financial information for fiscal years 2004 and 2007 to reflect the correction of an immaterial error identified in fiscal 2009 that related to prior periods. The Company reflected a change of $1.8 million in total stockholders’ equity at August 31, 2005 and a change of $0.6 million in fiscal 2007 income from continuing operations, net income and total stockholders’ equity. The fiscal 2007 change of $0.6 million is included in the restructuring expense line item in the Company’s consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed discussion regarding the revision of previous years consolidated financial information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS AND RECENT DEVELOPMENTS

A. Schulman, Inc. (the “Company,” “we,” “our,” “ours”’ and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,000 employees and 16 plants in countries in North America, Europe and Asia.

The Company sells such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (“PVC”) used in packaging, durable goods and commodity products. The Company also offers a limited amount of tolling service to customers through its Europe operations.

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The reportable segments are Europe, North America Masterbatch (“NAMB”) (previously, referred to as North America Polybatch or NAPB), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”) and Asia.

The Company experienced a challenging fiscal year 2009 as a result of the economic slowdown, particularly in the Company’s second quarter when global demand declined dramatically. The slowdown led to lower revenues for the Company resulting from a significant decline in demand. The Company initiated various actions throughout fiscal 2009 in order to proactively address the global economic state and efficiently manage the slowdown. Despite poor conditions in the marketplace, the Company was able to significantly improve its liquidity position during fiscal 2009 and maintain a strong balance sheet.

On June 29, 2009, the Company announced that its board of directors approved a plan to cease the operation of its Invision® sheet production line at its Sharon Center, Ohio manufacturing facility. The Company completed the majority of the closing of its Invision sheet manufacturing facility during the fourth quarter of fiscal 2009. This business comprised the former Invision segment of the Company’s business. The results of the Invision sheet business are reported as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

The remaining assets of the Invision business, including a facility in Findlay, Ohio, which was a dedicated building for the Invision business, and machinery and equipment at the Sharon Center, Ohio facility are considered held for sale as of August 31, 2009. The results of discontinued operations for the year ended August 31, 2009 included approximately $10.3 million of asset impairments for the Findlay, Ohio facility and certain equipment at the Sharon Center, Ohio facility. In addition, the Company recorded less than $0.1 million of cash charges related to employee termination costs. The results for the year ended August 31, 2008 include an impairment of $6.3 million related to the Findlay, Ohio building. The Company expects minimal additional charges as final shutdown of the equipment and facility continues into fiscal 2010.

The following summarizes the results for discontinued operations for the years ended August 31, 2009, 2008 and 2007. The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and full valuation allowance.

	2009	2008	2007
	(In thousands)

Net sales	$217	$416	$164

Loss from operations	$(3,619)	$(6,376)	$(5,738)
Asset impairment	(10,317)	(6,300)	—
Restructuring expense	(20)	—	—
Other income	—	57	—

Loss from discontinued operations	$(13,956)	$(12,619)	$(5,738)

During fiscal 2009, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions are part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. These actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. The Company has taken these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The Company recorded restructuring charges of $8.7 million for the year ended August 31, 2009, which are primarily related to the actions taken in fiscal 2009. Related to the announcements, management initiated actions that were substantially complete by the end of fiscal 2009; however, the Company expects between approximately $2.0 million to $3.0 million, before income tax, of expense to be recognized primarily in the first half of fiscal 2010.

The Company also recorded $2.6 million of asset impairment charges, excluding the asset impairment charges included in discontinued operations. These impairments relate to assets held for sale.

During fiscal 2009, the Company received notification from a U.S. multi-employer pension plan that it was being assessed for partial and complete withdrawal liabilities from the plan. This plan covered the Company’s employees who previously worked at the Company’s Orange, Texas warehouse. The Company terminated over 70% of this location’s workforce in fiscal 2004, and then terminated the remaining workforce in fiscal 2007. In accordance with the Employee Retirement Income Security Act (“ERISA”) guidelines these workforce reductions qualified as partial and complete withdrawals from the plan. Accordingly, the plan assessed the Company for withdrawal liabilities of $1.8 million for the fiscal 2004 partial withdrawal and $0.6 million for the fiscal 2007 complete withdrawal for its share of the underfunded multi-employer plan. The Company revised the consolidated financial information for the fiscal years 2004 and 2007 to reflect the correction of an immaterial error identified in fiscal 2009 that related to prior periods. The Company reflected in its consolidated statements of stockholders’ equity a change of $1.8 million to the August 31, 2006 ending retained earnings balance and a change of $0.6 million to fiscal 2007 income from continuing operations, net income and total stockholders’ equity. The fiscal 2007 change of $0.6 million was included in the restructuring expense line item in the Company’s consolidated statements of operations. In addition, the Company reflected a change of $2.4 million as a liability in the consolidated balance sheets as of August 31, 2009 and 2008.

See the Results of Operations section of this Management’s Discussion and Analysis and Results of Operations for additional discussion regarding the Company’s fiscal 2009 performance.

RESULTS OF OPERATIONS 2009

The year ended August 31, 2009 was a year of global economic crisis which caused a significant decline in demand for the Company’s product and sales declined 35.5%. Overall tonnage was down 26.6% driven by low demand primarily in the second quarter of fiscal 2009.

A comparison of consolidated net sales by segment is as follows:

			Increase (Decrease)		% Due to	% Due to	% Due to
Sales	2009	2008	Amount	%	Tonnage	Translation	Price/product Mix

Europe	$935,895	$1,454,635	$(518,740)	(35.7)	(21.3)	(8.0)	(6.4)
NAMB	108,474	136,124	(27,650)	(20.3)	(22.1)	(12.0)	13.8
NAEP	121,701	211,259	(89,558)	(42.4)	(53.3)	(3.2)	14.1
NADS	67,920	131,811	(63,891)	(48.5)	(42.1)	(0.2)	(6.2)
Asia	45,258	49,766	(4,508)	(9.1)	(10.5)	1.7	(0.3)

	$1,279,248	$1,983,595	$(704,347)	(35.5)	(26.6)	(7.0)	(1.9)

Due to the difficult economic conditions experienced in fiscal 2009, management believes segment performance in each of the quarters to be an important comparison between 2009 and 2008. The individual segments all experienced a decline in sales over fiscal 2008. The second quarter of fiscal 2009 was especially low for the Company, as the economic downturn worsened. However, the Europe, Asia and NAMB segments were each able to start to rebuild sales in the third and fourth quarters through sequential improvement.

A portion of the NAEP decline was planned due to the Company’s fiscal 2008 actions to sell the Company’s Orange, Texas manufacturing business in March 2008 and to close the Company’s St. Thomas, Ontario, Canada manufacturing facility in June 2008, both NAEP facilities. These actions were a result of a strategic decision to reduce the Company’s exposure to certain unprofitable markets, such as North American automotive and North American tolling, and focus its effort on more profitable market opportunities.

The Company’s NADS segment experienced lower sales as a result of a decline in demand of large volume sales. However, the NADS segment began to see some recovery in sales in the fourth quarter of fiscal 2009.

The Company’s Asia segment, while it experienced a 10.5% decline in tonnage, was impacted to a lesser extent by the global decline in demand compared to the other Company segments. The Asia segment was able to exceed fourth quarter 2008 sales in the fourth quarter of fiscal 2009.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include agriculture, appliances, medical, consumer products, electrical/electronics and office equipment. The approximate percentage of consolidated net sales by market for 2009 compared to 2008 is as follows:

Market	Fiscal 2009	Fiscal 2008

Packaging	43%	38%
Automotive	12	15
Other	45	47

	100%	100%

The North America segments include sales to customers in the automotive market amounting to approximately 28% and 33% for the years ended August 31, 2009 and 2008, respectively. The Company has strategically decreased its exposure to the U.S. automotive market, as this market continues to be under severe stress. For the Europe segment, sales to customers in the packaging market amounted to approximately 45% and 40% for the years ended August 31, 2009 and 2008, respectively. The Company’s

Asia segment had approximately 86% and 93% of its sales from the packaging market for the years ended August 31, 2009 and 2008, respectively.

The majority of the Company’s consolidated net sales can be classified into five primary product families. The approximate amount and percentage of consolidated net sales for these product families compared to the previous year are as follows:

	2009		2008
Product Family	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$566,363	44	$714,770	36
Polyolefins	351,532	27	663,925	34
Engineered compounds	268,084	21	418,652	21
Polyvinyl chloride (PVC)	36,768	3	59,174	3
Tolling	13,361	1	19,466	1
Other	43,140	4	107,608	5

	$1,279,248	100	$1,983,595	100

A comparison of gross profit dollars and percentages by business segment for 2009 and 2008 is as follows:

			Increase (Decrease)
Gross Profit $	2009	2008	$	%
	(In thousands, except for %’s)

Europe	$141,051	$192,910	$(51,859)	(26.9)
North America Masterbatch	8,279	12,231	(3,952)	(32.3)
North America Engineered Plastics	7,665	13,846	(6,181)	(44.6)
North America Distribution Services	6,670	10,013	(3,343)	(33.4)
Asia	6,372	5,530	842	15.2

	$170,037	$234,530	$(64,493)	(27.5)

Gross Profit %	2009	2008

Europe	15.1%	13.3%
North America Masterbatch	7.6%	9.0%
North America Engineered Plastics	6.3%	6.6%
North America Distribution Services	9.8%	7.6%
Asia	14.1%	11.1%
Consolidated	13.3%	11.8%

The Company generally experienced sequential improvement in gross profit dollars and percentages in its segments from second quarter through the fourth quarter of fiscal 2009. The Company’s Asia segment declined only slightly in gross profit dollars and percentages in the fourth quarter of fiscal 2009 compared to third quarter of fiscal 2009, but increased significantly over fourth quarter of fiscal 2008. The Company’s NAMB segment gross profit increased 60% in the fourth quarter of fiscal 2009 over the fourth quarter of fiscal 2008 as the effects of the Company’s initiatives to reduce costs were realized.

The gross profit percentages for Europe for the year ended August 31, 2009 increased to 15.1% compared with 13.3% in the prior year. The Company was able to increase gross profit percentage in the Europe segment primarily through favorable product mix and cost reduction programs initiated throughout fiscal 2009. The Company was also encouraged by these results considering they were achieved during a period of significant decline in demand resulting in lower gross profits. In addition, European gross profits were negatively impacted by foreign currency translation losses of $16.3 million for the year ended August 31, 2009. The Company implemented measures to reduce fixed manufacturing costs by temporarily reducing capacity and headcount during the second quarter of fiscal 2009 and scheduling some manufacturing facilities on a four-day work week as necessary.

The gross profit dollars for the NAMB business declined $4.0 million for the year ended August 31, 2009 compared with the prior year. The decrease in gross profit dollars for NAMB is primarily the result of demand declines. In addition, the effect of foreign currency translation losses decreased NAMB gross profit by $2.9 million in fiscal 2009. The NAMB gross profit percentage declined to 7.6% for fiscal 2009 from 9.0% in the prior year. The Company was not able to reduce manufacturing costs as quickly as the decline in demand, which negatively impacted the gross profit primarily in the second quarter of fiscal 2009. The gross profit for NAMB also includes approximately $0.9 million of start-up costs for the year ended August 31, 2009 related to the Company’s new masterbatch facility in Akron, Ohio. These costs were recognized primarily in the first six months of fiscal 2009.

The gross profit dollars for the NAEP business have declined $6.2 million, or 44.6%, for the year ended August 31, 2009, compared with fiscal 2008. A portion of this decline was planned as a result of the restructuring announced in fiscal 2008 which included the shutdown of the St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility. The decline in gross profit dollars for NAEP are primarily related to significant declines in demand as well as the planned tonnage declines. The lower demand resulted in the inability to absorb the majority of overhead costs. The NAEP gross profit percentage declined slightly to 6.3% in fiscal 2009 from 6.6% in fiscal 2008 driven by weakness in the first and second quarters of fiscal 2009. The Company was encouraged that the NAEP segment was able to maintain gross profit percentages during a significant decline in demand as experienced in fiscal 2009. This was achieved through focusing on higher-value-added products and improving utilization of the NAEP facilities, primarily in the latter half of fiscal 2009. In order to offset the effects of weakening markets, in December 2008, the Company announced further restructuring efforts that reduced capacity and headcount in this segment. These restructuring plans included the closing of a production line in the NAEP segment which resulted in $1.2 million in fiscal 2009 of accelerated depreciation which is included in cost of sales. This contributed to the decline in gross profit for NAEP.

The gross profit dollars for the NADS business have declined $3.3 million, or 33.4%, for the year ended August 31, 2009 compared with last year. However, the NADS segment was able to increase margins in the weak market primarily as a result of favorable product mix.

The Company’s Asia segment gross profit dollars increased 15.2% for the year ended August 31, 2009. The increase in gross profit dollars and percentage is primarily a result of reduced manufacturing costs and improved supply chain management.

A comparison of capacity utilization levels is as follows:

	2009	2008

Europe	75%	89%
North America Masterbatch	67%	101%
North America Engineered Plastics	63%	75%
Asia	61%	66%
Worldwide	72%	85%

The Company’s overall worldwide utilization declined compared with the prior year due to a dramatic decrease in demand resulting from the challenging marketplace. Worldwide capacity utilization, although having suffered earlier in fiscal 2009, rebounded in the fourth quarter of fiscal 2009 to exceed earlier fiscal 2009 quarters and the prior year fourth quarter as the Company realized some increase in demand later in the year. Each of the Company’s segments experienced sequential quarterly improvement in their capacity utilizations after the second quarter of fiscal 2009. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

Europe capacity utilization declined for the 2009 fiscal year compared with the prior year primarily as a result of the significant global economic slowdown and the Company’s working capital initiatives to reduce inventory. The volumes were especially low during the second quarter of fiscal 2009 as some customers reduced production for extended periods of time. The capacity utilization for Europe increased in the fourth quarter compared with earlier fiscal 2009 quarters and the prior year fourth quarter as the Company experienced an increase in demand.

The capacity utilization for NAMB declined significantly during fiscal 2009 compared with the prior year due to the weak North America marketplace. In addition, the start-up of the Akron, Ohio plant in the second quarter of fiscal 2009 and efforts to reduce inventory impacted the utilization of the plants for NAMB. Capacity utilization for the NAEP segment decreased for fiscal 2009 compared with prior year as a result of the weak marketplace. However, the restructuring efforts announced in fiscal 2008 and fiscal 2009 to close the Company’s St. Thomas, Ontario, Canada facility, the sale of the Company’s Orange, Texas facility and a line shutdown in the Bellevue, Ohio facility helped mitigate the decline. As a result of the reductions, annual capacity in the North America segments declined 134.4 million pounds. In addition, the fourth quarter of fiscal 2009 showed improved capacity utilization levels as compared with prior year fourth quarter and earlier fiscal 2009 quarters.

The Company’s Asia segment experienced lower capacity utilization in the earlier quarters of fiscal 2009, as a result of the weakened global markets and initiatives to reduce inventory. However, the Asia segment significantly increased its capacity utilization levels in the fourth quarter compared with earlier fiscal 2009 quarters and the prior year fourth quarter as a result of a slight rebound in the Asia economy.

The changes in selling, general and administrative expenses are summarized as follows:

	For the Year Ended August 31, 2009
	$ Decrease	% Decrease
	(In thousands, except
	for %’s)

Total change in selling, general and administrative expenses	$(21,132)	(12.5)%
Effect of foreign currency translation	(12,521)	(7.4)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$(8,611)	(5.1)%

The Company’s decline in selling, general and administrative expenses was generally a result of the restructuring initiatives put in place over fiscal years 2008 and 2009, primarily in the Company’s North America segments. The Company’s Europe segment selling, general and administrative expenses for the year ended August 31, 2009 increased approximately $5.5 million, excluding the effect of foreign currency translation, compared to the previous year. This increase is primarily attributable to increased bad debt expense of approximately $1.6 million due to certain increased customer financial difficulties. The increase in Europe selling, general and administrative expenses also includes costs to implement the Company’s European shared service center to consolidate back-office operations during fiscal 2009.

Minority interest represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Interest expense was $4.8 million and $7.8 million for the years ended August 31, 2009 and 2008, respectively. The decrease of $3.0 million is primarily related to the lower borrowing levels and interest rates as compared to the prior year.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced $5.6 million in foreign currency transaction gains for the year ended August 31, 2009 as compared with foreign currency transaction losses of $1.1 million for the year ended August 31, 2008. The foreign currency transaction gains or losses primarily relate to the changes in the value of the U.S. dollar compared with the Canadian dollar, the Mexican peso and to a lesser extent the euro. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the consolidated statements of operations.

Fiscal 2009 Restructuring Plan

During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company initiated these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. In addition, the Company is in the process of eliminating certain positions related to the previously announced consolidation of back-office operations to the Company’s European shared service center located in Belgium.

The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the NAEP segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. This resulted in $1.2 million of accelerated depreciation on certain fixed assets. The Company’s Italy plant also began a right-sizing and redesign of the plant which also resulted in $0.1 million of accelerated depreciation on certain fixed assets.

The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

		Contract
		Termination
		and Other	Accelerated
		Related	Depreciation
	Employee-	Restructuring	included in
Fiscal 2009 Charges	Related Costs	Costs	Cost of Sales	Total
		(In millions)

Europe	$3.3	$0.7	$0.1	$4.1
North America Masterbatch	0.1	—	—	0.1
North America Engineered Plastics	2.4	1.7	1.2	5.3
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.9	$2.4	$1.3	$9.6

At August 31, 2009, approximately $2.3 million remains accrued for employee-related costs, including estimated severance payments and medical insurance and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid throughout fiscal 2010.

The Company expects additional charges to continue into fiscal 2010 related to the plans initiated in fiscal 2009. The implementation of the Company’s European shared service center will continue into early fiscal 2010. In addition, in July 2009 the Company initiated further plans to reduce capacity and headcount at certain international locations. These plans are expected to result in the reduction of approximately 10 to 20 positions and reduce working hours for remaining workers as appropriate. As a result of these plans, the Company expects to recognize before-tax costs of approximately $1.0 million to $2.3 million, including employee termination costs, estimated employee retirement benefits and accelerated depreciation of fixed assets at the impacted locations. These plans are expected to be completed primarily in fiscal 2010. In total, the Company expects charges related to these initiatives, and other remaining 2009 initiatives to range from approximately $2.0 million to $3.0 million, before income tax, to be recognized primarily during the first half of fiscal 2010.

Fiscal 2008 Restructuring Plan

In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the NAEP segment.

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008. The Company continued to finalize closing procedures into fiscal 2009.

The Orange, Texas facility primarily provided North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.

The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other related restructuring costs during the year ended August 31, 2009. These charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.2 million remains accrued for employee-related costs at August 31, 2009 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2010. During the year ended August 31, 2008, the Company recorded approximately $6.4 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.

The following table summarizes the restructuring liabilities as of August 31, 2009 related to the Company’s restructuring plans.

	Accrual			Accrual			Accrual
	Balance			Balance			Balance
	August 31,	Fiscal 2008	Fiscal 2008	August 31,	Fiscal 2009	Fiscal 2009	August 31,
	2007	Charges	Paid	2008	Charges	Paid	2009
				(In thousands)

Employee related costs	$2,424	$6,383	$(5,950)	$2,857	$6,012	$(4,421)	$4,448
Other costs	—	434	(434)	—	2,653	(2,263)	390
Translation effect	—	—	—	(22)	—	—	42

Total	$2,424	$6,817	$(6,384)	$2,835	$8,665	$(6,684)	$4,880

The Company expects to pay between $6.9 million and $7.9 million of restructuring related payments primarily in the first half of fiscal 2010. This includes the remaining accrual balance of $4.9 million from the table above, which includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, and the expected fiscal 2010 restructuring charges between $2.0 million to $3.0 million related to the fiscal 2009 initiatives.

The Company recorded approximately $2.6 million and $5.4 million in asset impairments during the years ended August 31, 2009 and 2008, respectively, excluding impairments recorded in discontinued operations. The Company’s $2.6 million in impairments for fiscal 2009 in continuing operations were primarily related to properties which are considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The asset impairments in fiscal 2009 were based on third party appraisals. The Company recorded $10.3 million and $6.3 million of asset impairments for the years ended August 31, 2009 and 2008, respectively, for certain Invision assets included in discontinued operations.

In connection with the closure of the St. Thomas, Ontario, Canada facility, the Company evaluated the property, plant and equipment of the St. Thomas, Ontario, Canada facility and recorded an impairment charge of $2.7 million recorded during fiscal 2008. The Canada asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the Company’s estimate of future undiscounted cash flows for these assets. This charge is included in the asset impairment line item in the Company’s consolidated statement of operations. The impairment of the assets for the Canadian facility is related to the NAEP segment.

As a result of the restructuring initiatives in fiscal 2008, the Company evaluated the inventory and property, plant and equipment of the Orange, Texas facility and recorded an impairment related to the long-lived assets of the Orange facility during fiscal 2008 of approximately $2.7 million. The Orange asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the total consideration received for this facility and related assets when it was sold in March 2008. This charge is included in the asset impairment line item in the consolidated statements of operations. The impairment of the assets for the Orange, Texas facility is related to the NAEP segment.

As of August 31, 2009, the Company’s Findlay, Ohio facility, the St. Thomas, Ontario, Canada facility, the Orange, Texas warehouse, and certain equipment related to Invision are considered held for sale. The net book value of these assets held for sale after impairment is approximately $6.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2009. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to the U.S. restructuring plan for the NAEP segment that was announced in December 2008. During the fourth quarter of fiscal 2009, the Company recorded a curtailment gain of $0.2 million as a result of a significant reduction in the expected years of future service, primarily due to the European restructuring plan which included the elimination of certain positions in the Company’s Paris, France subsidiary as a result of the consolidation of back-office operations to the Company’s European shared service center.

Other income for fiscal 2009 includes $1.8 million of income from the cancellation of a European supplier distribution agreement.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairments, curtailment gains, goodwill impairment or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	2009	2008	$ Difference
		(In thousands)

Segment operating income (loss)
Europe	$48,725	$95,105	$(46,380)
NAMB	2,809	5,507	(2,698)
NAEP	(5,562)	(6,865)	1,303
NADS	3,082	5,288	(2,206)
Asia	2,195	1,507	688
All Other North America	(11,266)	(15,061)	3,795

Total segment operating income	$39,983	$85,481	$(45,498)
Corporate and other	(18,438)	(21,098)	2,660
Interest expense, net	(2,437)	(5,476)	3,039
Foreign currency transaction (gains) losses	5,645	(1,133)	6,778
Other income	1,826	9	1,817
Curtailment gains	2,805	4,009	(1,204)
Goodwill impairment	—	(964)	964
Asset impairment	(2,608)	(5,399)	2,791
Restructuring expense	(8,665)	(6,817)	(1,848)

Income from continuing operations before taxes	$18,111	$48,612	$(30,501)

European operating income decreased $46.4 million or 48.8%, for the year ended August 31, 2009 compared with the prior year. The decrease was primarily due to the recessionary global marketplace, which significantly reduced demand and resulted in a decline in gross profit. The Europe segment selling, general and administrative costs increased approximately $5.5 million compared with prior year, excluding the translation effect of foreign currencies. The Europe selling, general and administrative costs for fiscal 2009 include approximately $4.2 million of incremental costs related to the consolidation of back-office operations to the Company’s European shared service center which were offset by a decline of $1.2 million in stock-based compensation costs. The Europe selling, general and administrative costs also include $1.6 million of incremental bad debt expense, $0.9 million of non-restructuring employee termination costs and $0.5 million of contract termination charges related to the Company’s 2007 purchase of the Delta Plast Group. During fiscal 2009, the Company reduced certain selling, general and administrative costs in its international operations through headcount reductions and capacity reductions. These actions are expected to be completed primarily during the first half of fiscal 2010.

Operating income for NAMB decreased $2.7 million for the year ended August 31, 2009, compared with the prior year. The NAMB operating income was negatively impacted by the translation effect of foreign currencies of $2.6 million. The remaining decrease was primarily a result of the decline in gross profit due to a decline in demand. The NAMB segment decreased selling, general and administrative costs by $0.8 million, excluding the translation effect of foreign currencies. This decline was primarily a result of actions taken in fiscal 2009 to realign the Company’s international operations, which include some operations in the NAMB segment, through headcount reductions and shortened work weeks as necessary.

The operating loss for the NAEP segment, which is the segment most exposed to the automotive market, decreased by $1.3 million for the year ended August 31, 2009 compared with the prior year. The operating losses were primarily a result of a significant decline in demand; however, the impact of this decline was lessened due to the Company’s restructuring initiatives in fiscal years 2008 and 2009. The selling, general and administrative costs for the NAEP segment declined $6.9 million, which offset the gross profit decrease of $6.2 million. The decrease in selling, general and administrative costs was primarily due to the closing of the Company’s St. Thomas, Ontario, Canada plant and the sale of the

Orange, Texas facility, both of which occurred in fiscal 2008. In addition, the decline included decreased stock-based compensation costs and other employee compensation and benefits compared with last year. Unprecedented declines in demand resulted in additional planned capacity reductions that were announced in December 2008.

The decline in the operating income for NADS in fiscal 2009 was due to the decline in gross profit dollars as a result of the decline in demand. The declines in gross profits were partially offset by $1.1 million lower selling, general and administrative costs compared with prior year. The decrease in selling, general and administrative costs was primarily due to a decline in stock-based compensation costs and a reduction in the Company’s qualified retirement plan costs compared with last year.

The Asia segment experienced an increase in operating income for the year ended August 31, 2009. The increase was a result of improved gross profit from reduced manufacturing costs and improved supply chain management.

The decline in the costs associated with All Other North America of $3.8 million include a reduction in the Company’s qualified retirement plan costs and a decline of $1.2 million in stock-based compensation costs compared with last year.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 38.3% in 2009 and 36.9% in 2008 is as follows:

	2009		2008
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$6,339	35.0%	$17,014	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(12,043)	(66.5)	(12,457)	(25.6)
U.S. losses with no tax benefit	13,042	72.0	10,669	21.9
U.S. restructuring and other U.S. unusual charges with no benefit	1,003	5.5	2,572	5.3
Provision for repatriated earnings	—	—	1,054	2.2
Establishment (resolution) of uncertain tax positions	(1,584)	(8.7)	(1,363)	(2.8)
Other, net	174	1.0	455	0.9

	$6,931	38.3%	$17,944	36.9%

The effective tax rates of 38.3% and 36.9% for the years ended August 31, 2009 and 2008, respectively, were greater than the U.S. statutory tax rate of 35% primarily because no tax benefits were recognized for U.S. losses from continuing operations. These unfavorable effects on the Company’s effective tax rates for both fiscal 2009 and fiscal 2008 were partially offset by the overall foreign tax rate being less than the U.S. statutory tax rate in both years.

The translation effect of foreign currencies, primarily the Euro and Mexican peso, decreased net income by $7.3 million for the year ended August 31, 2009.

The Company uses the following non-GAAP financial measure of net income excluding unusual items and net income per diluted share excluding unusual items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. They believe that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. The table below reconciles net income excluding unusual items and net income per diluted share excluding unusual items to net income (loss) and net income (loss) per diluted share.

	Year Ended		Year Ended
	August 31, 2009		August 31, 2008
	Income	Diluted EPS	Income	Diluted EPS
Net Income (Loss) and Earnings (Losses) per Share Reconciliation	(Loss)	Impact	(Loss)	Impact
	(In thousands except per share data)

Net income from continuing operations applicable to common stock	$11,127	$0.43	$30,615	$1.13
Loss from discontinued operations	(13,956)	(0.54)	(12,619)	(0.47)

Net income (loss) applicable to common stock	$(2,829)	$(0.11)	$17,996	$0.66
Adjustments, net of tax, per diluted share:
Restructuring expense	7,254	0.28	5,524	0.20
Accelerated depreciation, included in cost of sales	1,243	0.05	—	—
Asset impairment	12,472	0.48	10,815	0.40
Curtailment gain	(2,737)	(0.10)	(4,009)	(0.15)
Other employee termination costs	999	0.04	1,245	0.05
Goodwill impairment	—	—	964	0.04
Termination of lease for an airplane	—	—	640	0.02
CEO transition costs	—	—	3,582	0.13
Insurance claim settlement adjustment	—	—	368	0.01

Net income applicable to common stock before unusual items	$16,402	$0.64	$37,125	$1.36

Weighted-average number of shares outstanding — Diluted		26,070		27,098

RESULTS OF OPERATIONS 2008

Consolidated net sales for fiscal 2008 were $2.0 billion, an increase of $196.7 million or 11.0% over fiscal 2007’s net sales of $1.8 billion. The translation effect of foreign currencies, primarily the euro, increased net consolidated sales by approximately $175.8 million, or 9.8%, in fiscal 2008.

A comparison of consolidated net sales by segment is as follows:

							% Due to
			Increase (Decrease)		% Due to	% Due to	Price/Product
Sales	2008	2007	Amount	%	Tonnage	Translation	Mix

Europe	$1,454,635	$1,270,226	$184,409	14.5	(0.7)	13.2	2.0
NAMB	136,124	128,691	7,433	5.8	1.5	2.3	2.0
NAEP	211,259	219,730	(8,471)	(3.9)	(20.7)	1.0	15.8
NADS	131,811	128,496	3,315	2.6	(8.9)	0.6	10.9
Asia	49,766	39,749	10,017	25.2	12.9	3.5	8.8

	$1,983,595	$1,786,892	$196,703	11.0	(3.9)	9.8	5.1

Europe sales tonnage decreases were more than offset by price and mix as it exited some lower margin business as well as announced price increases.

The NAMB segment sales experienced an increase in volume, primarily during the early part of fiscal 2008. Pricing increases were announced later in the year for this segment as well as the NAEP segment.

The Company sold its Orange, Texas facility in March 2008 and shutdown its St. Thomas, Ontario, Canada facility in June 2008. Both facilities were part of the NAEP segment. These actions decreased sales through decreased tonnage for this segment in fiscal 2008 as compared to the prior year. In addition, weaker markets and the elimination of lower-margin products drove lower sales in the NAEP segment.

The NADS sales increased through increased prices and exiting lower margin business.

The Asia segment increased sales approximately $10.0 million as the segment’s business steadily increased through increased tonnage and pricing/mix.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for 2008 compared to 2007 is as follows:

Market	Fiscal 2008	Fiscal 2007

Packaging	38%	37%
Automotive	15	17
Other	47	46

	100%	100%

The North America segments include sales to customers in the automotive market accounting for 33% for the year ended August 31, 2008 and 38% for the year ended August 31, 2007. The U.S. automotive market is a special challenge for the Company. The automotive market accounts for approximately 61% of the NAEP business in fiscal 2008. For the Europe segment, sales to customers in the packaging market accounted for approximately 40% and 41% for the years ended August 31, 2008 and 2007, respectively. The Company’s Asia segment had approximately 93% and 97% of its sales from the packaging market for the years ended August 31, 2008 and 2007, respectively.

The majority of the Company’s consolidated net sales can be classified into five primary product families. The approximate amount and percentage of consolidated net sales for these product families compared to the previous year are as follows:

	2008		2007
Product Family	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$714,770	36	$627,268	35
Polyolefins	663,925	34	543,748	30
Engineered compounds	418,652	21	426,344	24
Polyvinyl chloride (PVC)	59,174	3	64,658	4
Tolling	19,466	1	21,450	1
Other	107,608	5	103,424	6

	$1,983,595	100	$1,786,892	100

A comparison of gross profit dollars and percentages by business segment for 2008 and 2007 is as follows:

			Increase (Decrease)
Gross Profit $	2008	2007	$	%
	(In thousands, except for %’s)

Europe	$192,910	$160,849	$32,061	19.9
North America Masterbatch	12,231	15,223	(2,992)	(19.7)
North America Engineered Plastics	13,846	17,843	(3,997)	(22.4)
North America Distribution Services	10,013	10,431	(418)	(4.0)
Asia	5,530	4,333	1,197	27.6

	$234,530	$208,679	$25,851	12.4

Gross Profit %	2008	2007

Europe	13.3%	12.7%
North America Masterbatch	9.0%	11.8%
North America Engineered Plastics	6.6%	8.1%
North America Distribution Services	7.6%	8.1%
Asia	11.1%	10.9%
Consolidated	11.8%	11.7%

The gross profit dollars increased for Europe for the year ended August 31, 2008 primarily due to the foreign currency translation effect which had a positive impact on gross profit of $23.0 million followed by favorable pricing and mix. Excluding the impact of foreign currency translation, gross profit for Europe increased $9.1 million. In fiscal 2007, the Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the year ended August 31, 2007, without an impact on cost of sales. Therefore, excluding the impact of foreign currency translation, gross profit increased $11.5 million for the year ended August 31, 2008. The European gross profit percentage increased for the year ended August 31, 2008. Contributions to the increase in gross profit dollars and percentage include increased selling prices and a better mix of product. Europe gross profit for fiscal year 2008 was negatively impacted by approximately $1.5 million for employee termination costs.

The gross profits for the NAMB business declined to $12.2 million for the year ended August 31, 2008 from $15.2 million in the prior year. The decrease in gross profits was partially a result of increases in raw material costs, which were not completely offset by increases in pricing. In fiscal 2008, the Company announced two price increases of up to 20% for the NAMB business. In addition, certain restructuring efforts have been put in place primarily during the fourth quarter of fiscal 2008 to more efficiently utilize capacity and resources and reduce expenses. The Company announced in fiscal 2008 the opening of a North America Masterbatch plant in the Company’s Akron, Ohio warehouse location to allow the Company to better serve the U.S. markets more efficiently with local production capacity. This will also free up capacity in the Mexican plant to allow the Company to more efficiently serve the South American markets.

Gross profits for the NAEP business declined to $13.8 million for the year ended August 31, 2008 from $17.8 million in the prior year. The decline was primarily related to volume decreases in the broad business, particularly in automotive, as well as increases in raw material costs which have not been completely offset by increases in pricing. In fiscal 2008, the Company announced two price increases of up to 20% for the NAEP business. The fiscal 2007 gross profits for NAEP include accelerated depreciation related to the Company’s fiscal 2007 restructuring plan of approximately $1.1 million, which negatively impacted gross profit. In order to offset the effects of the weakening North American markets, the Company accelerated the Canadian plant closure to June 30, 2008.

Gross profits for the NADS business have declined to $10.0 million in fiscal 2008 from $10.4 million in fiscal 2007, as increases in pricing helped to somewhat mitigate the sales tonnage decline.

The Company’s Asia segment gross profits increased by $1.2 million due to favorable volume and pricing as the Asia segment’s business steadily increased during fiscal 2008.

A comparison of capacity utilization levels is as follows:

	2008	2007

Europe	89%	97%
North America Masterbatch	101%	100%
North America Engineered Plastics	75%	79%
Asia	66%	61%
Worldwide	85%	90%

Europe capacity utilization declined primarily as a result of working capital initiatives to reduce inventory as well as some softening in the European markets. Additionally, the Company consciously reduced some of its lower margin business in the European segment.

Capacity utilization for the NAEP segment declined as a result of further weakness primarily in the domestic automotive market as compared to the prior year. As a result of the closure of the St. Thomas, Ontario, Canada facility, the Company moved a limited amount of capacity to other North America facilities.

Overall worldwide utilization declined compared to the prior year reflecting the challenging marketplace facing the Company as well as efforts to reduce inventory. Pounds in inventory have declined almost 25% from August 31, 2007 to August 31, 2008. The capacity utilization figures exclude production for the Invision product as this business is in a start-up phase. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The changes in selling, general and administrative expenses are summarized as follows:

	For the Year Ended August 31, 2008
	$ Increase	% Increase
	(In thousands, except
	for %’s)

Total change in selling, general and administrative expenses	$19,882	13.3%
Effect of foreign currency translation	11,475	7.7

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$8,407	5.6%

Selling, general and administrative expenses for fiscal 2008 include $0.6 million in costs associated with the termination of the lease of an airplane and CEO transition costs of $3.6 million. The Company also incurred approximately $0.7 million of fees in fiscal 2008 related to a proxy contest and $1.8 million of consulting costs relating to the development of a strategic plan, both which were not incurred in the previous year. Excluding these items, selling, general and administrative expenses as a percent of sales declined to approximately 8.2%, compared to 8.4% in fiscal 2007. The increase excluding these items and the foreign currency translation effect of $11.5 million, was $1.7 million all of which occurred in Europe. All Other North America costs declined 11.5% from fiscal 2007. Also included in fiscal 2008 selling, general and administrative expenses is additional bad debt expense as a result of customer bankruptcies.

A large part of the Company’s technical activities relate to the continuous refinement of compounds for specific customer applications. Activities relating to the research and development of new products and the improvement of existing products are important to the Company. These activities are conducted at the Company’s various technical centers and laboratories. Research and development expenditures were approximately $5.9 million and $7.8 million in fiscal years 2008 and 2007, respectively. These activities were primarily related to the Invision sheet product and to support new consumer packaging and automotive applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

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

Impairment Related Charges

As a result of the announcement in February 2008 to pursue a sale of the Company’s Orange, Texas facility, management deemed that a trigger to evaluate goodwill in North America had occurred. The goodwill in North America related only to the tolling reporting unit of which the Orange, Texas facility was the only facility. The tolling reporting unit is included in the Company’s North America Engineered Plastics segment. The reporting units for purposes of goodwill did not change as a result of the change in reportable segments made in the third quarter of fiscal 2008. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s analysis indicated an impairment of goodwill related to this tolling reporting unit which resulted in a charge of approximately $1.0 million recorded during the second quarter of fiscal 2008.

The Company also evaluated the inventory and property, plant and equipment of the Orange, Texas and St. Thomas, Ontario, Canada facilities, as a result of the announcement to shut down the Company’s manufacturing facility in St. Thomas, Ontario, Canada and to pursue a sale of the Company’s Orange, Texas facility. The Company recorded an impairment related to the long-lived assets of the Orange facility during the second quarter of fiscal 2008 of approximately $2.7 million. The Orange asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the total consideration received for this facility and related assets when it was sold in March 2008. This charge is included in the asset impairment line item in the Company’s consolidated statement of operations. The impairment of the assets for the Orange, Texas facility is related to the North American Engineered Plastics segment. All assets were sold during March 2008.

In connection with the closure of the St. Thomas, Ontario, Canada facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.7 million recorded during fiscal 2008. The Canada asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the Company’s estimate of future undiscounted cash flows for these assets. This charge is included in the asset impairment line item in the Company’s consolidated statement of operations. The impairment of the assets for the Canadian facility is related to the North American Engineered Plastics segment.

The Company announced in fiscal 2008 that it would suspend further capital expenditures on Invision until the marketing strategy had been refined. The Company considered use of the Findlay, Ohio facility for other purposes; however, as of August 31, 2008 the Company considered all assets associated with this property as held for sale. The Company recorded an impairment of its Findlay, Ohio facility of $6.3 million during fiscal 2008 which is included in discontinued operations in the Company’s consolidated statement of operations. The Findlay, Ohio facility impairment was based on the estimated fair market value of the property which was determined using independent third party appraisals. The impairment recorded for the Findlay, Ohio facility is related to the Invision sheet business.

As of August 31, 2008, the land, building and related improvements of the St. Thomas, Ontario, Canada facility, the Findlay, Ohio facility and a building the Company owns in Orange, Texas are considered held for sale. The net book value of these assets held for sale after impairment is approximately $10.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2008.

Restructuring Related Charges

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. Production related to low-margin business at the St. Thomas facility was discontinued and the remaining higher margin business is primarily being absorbed by the Company’s Nashville, Tennessee and Bellevue, Ohio manufacturing facilities. The facility’s production was shutdown at the end of June 2008.

The Orange, Texas facility provided primarily North American third-party tolling services in which the Company processed customer-owned materials for a fee. The Company decided to exit the North American tolling business to concentrate on higher value-added products. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 to Alloy Polymers, Inc. for total consideration of $3.7 million. The Company recorded a loss on the sale of the Orange, Texas facility of approximately $0.3 million in the third quarter of fiscal 2008 which is included in other income in the Company’s consolidated statement of operations. In connection with this sale, the Company entered into a tolling agreement with Alloy Polymers, Inc. to have specified minimum quantities of products tolled over a period of four years.

During fiscal 2008, the Company recorded approximately $6.8 million in employee related costs which included estimated severance payments and medical insurance for approximately 170 employees whose positions have been or will be eliminated throughout the North American operations and administrative support. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the North America Engineered Plastics segment. In the third quarter of fiscal 2008 in continuation of its initiatives, the Company announced it has changed its organizational reporting structure related to its North America operations. This change also resulted in the elimination of approximately 21 positions at the Sharon Center, Ohio plant which is included in the North America Master Polybatch segment. Costs not specifically connected to these events are related to All Other North America.

At August 31, 2008, the Company estimated it would incur additional charges for employee related costs, contract termination costs and other related costs of approximately $0.5 to $0.7 million related to these fiscal 2008 initiatives of the Company. The Company anticipated the majority of the accrued balance for restructuring charges to be paid during the first quarter of fiscal 2009.

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

In February 2007, the Company announced the second phase of its restructuring plan which implemented several initiatives to improve the Company’s operations and profitability in North America. This restructuring plan includes savings from the following initiatives:

•	Reduction in the Company’s North American workforce by approximately 30 positions, primarily in the sales and administrative functions;

•	Reduction in the Company’s United States retiree healthcare coverage plan;

•	Greater cost sharing of employee and retiree medical plan costs;

•	Broad discretionary selling, general and administrative cost reductions;

•	Savings from improved purchasing processes; and

•	Improved logistics efficiencies.

As a result of the initiatives announced in fiscal 2007, the Company recorded approximately $1.1 million of accelerated depreciation for the year ended August 31, 2007, which represents a change in estimate for the reduced life of equipment. The employee related costs include severance payments and medical insurance for employees whose positions were eliminated in North America. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives. At August 31, 2008, the Company believes the charges related to this restructuring plan are complete and it will not incur additional cash out-flows related to the announced initiatives in 2007. The total charge for this plan was approximately $2.7 million recorded primarily in fiscal 2007.

The following table summarizes the restructuring liabilities as of August 31, 2008 related to the Company’s restructuring plans.

	Accrual			Accrual			Accrual
	Balance			Balance			Balance
	August 31,	Fiscal 2007	Fiscal 2007	August 31,	Fiscal 2008	Fiscal 2008	August 31,
	2006	Charges	Paid	2007	Charges	Paid	2008
	(In thousands)

Employee related costs	$1,800	$1,530	$(906)	$2,424	$6,383	$(5,950)	$2,857
Other costs	—	68	(68)	—	434	(434)	—
Translation effect	—	—	—	—	—	—	(22)

Total	$1,800	$1,598	$(974)	$2,424	$6,817	$(6,384)	$2,835

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

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	2008	2007	$ Difference
	(In thousands)

Segment operating income (loss)
Europe	$95,105	$77,773	$17,332
North America Masterbatch	5,507	8,716	(3,209)
North America Engineered Plastics	(6,865)	(3,315)	(3,550)
North America Distribution Services	5,288	5,309	(21)
Asia	1,507	1,015	492
All Other North America	(15,061)	(17,023)	1,962

Total segment operating income	$85,481	$72,475	$13,006
Corporate and other	(21,098)	(14,216)	(6,882)
Interest expense, net	(5,476)	(5,812)	336
Foreign currency transaction losses	(1,133)	(219)	(914)
Other income	9	1,832	(1,823)
Curtailment gains	4,009	—	4,009
Goodwill impairment	(964)	—	(964)
Asset impairment	(5,399)	—	(5,399)
Restructuring expense	(6,817)	(1,598)	(5,219)

Income from continuing operations before taxes	$48,612	$52,462	$(3,850)

European operating income increased approximately $17.3 million, or 22.3% for the year ended August 31, 2008 compared to the prior year primarily due to the favorable translation effect of foreign currencies on European operating income of approximately $11.4 million. The remaining increase of approximately $5.9 million is primarily a result of the increase in gross profit of $9.1 million discussed previously, which excludes the translation effect of foreign currencies, offset by increased European selling, general and administrative costs. In fiscal 2007, the Company recorded a favorable adjustment related to a change in the estimate for its European customer claims reserve, which increased European sales $2.4 million for the year ended August 31, 2007, without an impact on cost of sales.

The decline in operating income for NAMB for fiscal 2008 as compared to prior year was primarily due to the decline in gross profit of $3.0 million, discussed previously, and the selling, general and administrative costs directly related to NAMB which have increased slightly compared to the prior year.

The NAEP operating loss increased $3.6 million compared to prior year primarily due to the decline in gross profit, as discussed previously. The decline in gross profit was partially offset by savings in selling, general and administrative costs related directly to NAEP resulting from Company initiatives.

NADS operating income was flat for fiscal 2008 as compared to fiscal 2007 despite a decline in gross profit of $0.4 million, discussed previously, due to decreased direct NADS selling, general and administrative costs.

The Asia segment increased approximately $0.5 million during fiscal 2008 primarily due to increased gross profits which were partially offset by an increase in selling general and administrative expenses in Asia.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 36.9% in 2008 and 47.0% in 2007 is as follows:

	2008		2007
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(In thousands, except for %)

Statutory U.S. tax rate	$17,014	35.0%	$18,362	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(12,457)	(25.6)	(2,951)	(5.6)
U.S. losses with no tax benefit	10,669	21.9	6,697	12.8
U.S. restructuring and other U.S. unusual charges with no benefit	2,572	5.3	342	0.7
Provision for repatriated earnings	1,054	2.2	—	—
Establishment (resolution) of uncertain tax positions	(1,363)	(2.8)	—	—
Reduction of German tax rate	—	—	1,335	2.5
Other, net	455	0.9	870	1.6

	$17,944	36.9%	$24,655	47.0%

The effective tax rate of 36.9% for the year ended August 31, 2008 is greater than the U.S. statutory rate of 35% primarily because no tax benefits were recognized for U.S. losses from continuing operations, charges incurred for the sale of the Orange, Texas plant, employee termination costs, lease termination costs and CEO transition costs. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate. As compared to the effective rate of 47.0% for the year ended August 31, 2007, the current year’s effective tax rate is driven by increases in the U.S. pre-tax loss from operations and other U.S. charges for which no tax benefit was recognized. This unfavorable impact on the rate is partially offset by an increase in foreign pre-tax income in lower rate jurisdictions, recently implemented tax planning strategies, recently enacted tax legislation in Germany which reduced the German statutory rate by approximately 10 percentage points, and the resolution of uncertain tax positions.

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

	Year Ended		Year Ended
	August 31, 2008		August 31, 2007
		Diluted		Diluted
	Income	EPS	Income	EPS
Net Income and Earnings per Share Reconciliation	(Loss)	Impact	(Loss)	Impact
	(In thousands except per share data)

Net income from continuing operations applicable to common stock	$30,615	$1.13	$27,754	$1.01
Loss from discontinued operations	(12,619)	(0.47)	(5,738)	(0.21)

Net income applicable to common stock	$17,996	$0.66	$22,016	$0.80
Adjustments, net of tax, per diluted share:
Restructuring expense	5,524	0.20	1,598	0.06
Accelerated depreciation, included in cost of sales	—	—	1,071	0.04
Asset impairment	10,815	0.40	—	—
Curtailment gain	(4,009)	(0.15)	—	—
Goodwill impairment	964	0.04	—	—
Termination of lease for an airplane	640	0.02	—	—
CEO transition costs	3,582	0.13	—	—
Other employee termination costs	1,245	0.05	—	—
Insurance claim settlement adjustment	368	0.01	(1,500)	(0.05)
Legal fees related to potential European acquisition	—	—	628	0.02

Net income applicable to common stock before unusual items	$37,125	$1.36	$23,813	$0.87

Weighted-average number of shares outstanding — Diluted		27,098		27,369

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, historical experience, customer payment history, expected trends and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

INVENTORY RESERVE

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company continuously monitors its slow-

moving and obsolete inventory and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

RESTRUCTURING CHARGES

Restructuring charges are recorded in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43 (“SFAS 112”), or FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), as applicable. Employee related restructuring charges are recorded in accordance with SFAS 112 if the benefits are based on an existing benefit arrangement and are recorded in accordance with SFAS 146 if the benefits are based on a one-time termination benefit arrangement. All other costs associated with an exit or disposal activity are recognized when the liability is incurred in accordance with SFAS 146.

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

LONG-LIVED ASSETS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. Fair value is the basis for the measurement of any asset write-downs that are recorded in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). Estimated remaining useful lives are used in the measurement of any adjustments that are reflected as accelerated depreciation in cost of sales in accordance with SFAS 144.

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

Various taxing authorities periodically audit the Company’s tax returns. These audits may include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures associated with these various tax filing positions, the Company records tax liabilities for uncertain tax positions where the likelihood of sustaining the position is not more-likely-than-not based on its technical merits. A significant period of time may elapse before a particular matter, for which the Company has recorded a tax liability, is audited and fully resolved.

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

For the majority of the Company’s pension plans, the Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 5.4% for fiscal 2009, compared with 6.3% in fiscal 2008. For the other postretirement benefit plan, the rate is 5.5% for fiscal 2009, compared with 7.0% for fiscal 2008 and is obtained from the Citigroup Pension Liability Index and Discount Curve. This rate represents the higher interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.7% for fiscal 2009. In consultation with its actuaries, the Company estimates its pension expense to increase by approximately $0.8 million in fiscal 2010 compared with fiscal 2009 primarily as a result of the decreased weighted-average discount rate assumption.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2009:

			Impact on
		Impact on	August 31, 2009
	Impact on	August 31, 2009	Projected Benefit
	2009	Projected Benefit	Obligation for
	Benefits	Obligation for	Postretirement
Change in Assumption	Expense	Pension Plans	Plans
		(In thousands)

25 basis point decrease in discount rate	$160	$3,481	$366
25 basis point increase in discount rate	$(153)	$(3,313)	$(351)
25 basis point decrease in expected long-term rate of return on assets	$31	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(31)	$—	$—

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key balances on the Company’s balance sheet and related metrics.

	August 31,	August 31,
	2009	2008	$ change	% Change
	(In millions, except for %’s)

Cash and cash equivalents	$228.7	$97.7	$131.0	134%
Working capital, excluding cash	$133.1	$305.2	$(172.1)	(56)%
Long-term debt	$102.3	$104.3	$(2.0)	(2)%
Total debt	$104.8	$113.8	$(9.0)	(8)%
Net debt (net cash)*	$(123.9)	$16.1	$(140.0)	(870)%
Stockholders’ equity	$366.1	$425.2	$(59.1)	(14)%

*	Total debt less cash and cash equivalents

The Company’s working capital, excluding cash, declined significantly compared to previous year primarily as a result of the Company’s long-term working capital reduction program. The fiscal year 2009 ended with the Company’s net cash (total debt less cash and cash equivalents) position at $123.9 million, an improvement of $140.0 million since August 31, 2008.

The Company’s cash and cash equivalents were $228.7 million at August 31, 2009, an increase of $131.0 million from August 31, 2008. Net cash provided from operations was $181.5 million in 2009 compared with $155.8 million in 2008. The improvement from last year was due to a substantial reduction of inventory and accounts receivable driven by reduced sales and the Company’s efforts to reduce overall working capital. Cash used in investing activities was consistent with prior year at $23.8 million in 2009 compared with $22.4 million in 2008. The Company’s cash used in financing activities decreased $48.2 million due primarily to fiscal 2008 activity including repayments of the Company’s revolving credit line and purchases of approximately 2.0 million shares of its common stock.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2009	August 31, 2008

Days in receivables	58	58
Days in inventory	46	48
Days in payables	44	34
Total working capital days	60	72

Accounts receivable decreased by $114.5 million, or 35.7%, primarily due to decreased sales and partially due to the translation effect of foreign currencies, primarily the euro, which accounted for a decrease of $16.6 million in accounts receivable. Days in accounts receivable remained stable at 58 days at August 31, 2009 and 2008. This was achieved during a difficult economic period where some customers struggled to make payments and stay in business.

Inventory decreased approximately $91.4 million in fiscal 2009 or 40.6%. The translation effect of foreign currencies decreased inventory by $7.6 million. The Company’s inventory pounds declined 33.2% in fiscal 2009. The Company’s days sales in inventory improved two days to 46 days at August 31, 2009 from 48 days at August 31, 2008. This improvement is driven by efforts to reduce inventory across the Company.

Accounts payable decreased $26.8 million from August 31, 2008, however the translation effect of foreign currencies, primarily the euro accounted for $8.5 million of the decrease. Days payable increased 10 days to 44 days at August 31, 2009. The Company has continued to renegotiate terms with vendors in order to be more consistent with the Company’s terms for customers.

Capital expenditures for the years ended August 31, 2009 and 2008 were $24.8 million and $26.1 million, respectively. The major component of the capital expenditures included additions related to the new Akron, Ohio plant and adding a new smaller line, which is replacing an older inefficient line, in the Nashville, Tennessee plant. The Company anticipates approximately $25 million to $35 million in capital expenditures in fiscal 2010.

The Company has a credit facility that consists of $260.0 million of revolving credit lines (“Credit Facility”) of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which was put in place on February 28, 2006 and matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of the year ended August 31, 2009, the Company was not in violation of any of its covenants relating to the Credit Facility.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. There was $7.0 million outstanding on the Credit Facility as of August 31, 2008 which is considered short-term. This amount is included in notes payable in the Company’s consolidated balance sheets. As of August 31, 2008 there were no long-term borrowings under the Credit Facility. There were no short-term or long-term borrowings on the credit facility at August 31, 2009.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $72.2 million at August 31, 2009.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of the year ended August 31, 2009, the Company was not in violation of any of its covenants relating to the Senior Notes.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company had approximately $8.5 million of uncollateralized short-term lines of credit available from various domestic banks at August 31, 2009 and 2008. There were no borrowings at August 31, 2009 and 2008 under these lines of credit.

The Company had approximately $41.3 million and $51.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2009 and August 31, 2008, respectively. The Company had approximately $2.5 million outstanding under these lines of credit at August 31, 2009 and 2008.

Below summarizes the Company’s available funds as of August 31, 2009 and 2008.

	As of August 31,
	2009	2008
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$41.3	$51.0

Total gross available funds from credit lines and notes	$309.8	$319.5
Credit Facility	—	7.0
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.5	2.5

Total borrowings outstanding	2.5	9.5
Credit Facility	$260.0	$253.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$38.8	$48.5

Total net available funds from credit lines and notes	$307.3	$310.0

The Company has approximately $0.4 million in capital lease obligations as of August 31, 2009, of which $0.3 million is current. The current portion of capital lease obligations was $0.4 million in fiscal 2008. The Company’s current portion of capital lease obligations is included in other accrued liabilities on the Company’s consolidated balance sheets.

The Company’s unfunded pension liability is approximately $72.7 million at August 31, 2009. This amount is primarily due to an unfunded plan of $57.6 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

The Company adopted the required portions of FASB Statement No. 157, (“SFAS 157”), Fair Value Measurement, as of September 1, 2008. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows. In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company delayed the adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of this portion of SFAS 157 on its financial position, results of operations and cash flows.

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

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. The Company measures the fair value of the forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are recognized on the foreign currency transaction line in the Company’s consolidated statements of operations. The Company estimates that a 10% change in foreign exchange rates at August 31, 2009 would have changed the fair value of the contracts by approximately $0.5 million. Changes in the fair value of forward foreign exchange contracts are substantially offset by changes in the fair value of the hedged positions. The Company does not hold or issue financial instruments for trading purposes or utilize any other types of derivative instruments.

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

During the year ended August 31, 2009, the Company paid cash dividends aggregating to $0.60 per share. The total amount of these dividends was $15.8 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2009, the Company issued approximately 34,000 common shares upon the exercise of employee stock options and approximately 66,000 common shares were issued to employees under the restricted stock plan. The total amount received from the issuance of common stock was $0.4 million.

On April 25, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 6.75 million shares of its outstanding common stock (the “Repurchase Program”) representing approximately 23.3% of the Company’s outstanding shares at the authorization date. The Repurchase Program replaced the Company’s prior repurchase authorization, under which approximately 1.7 million shares had remained authorized for repurchase. As a part of an agreement reached with the Barington Group during fiscal 2008, the Board has agreed to increase to five million the remaining number of shares authorized to be repurchased under the Repurchase Program (“2008 Repurchase Program”). The Company announced its intent to repurchase at least 2.0 million shares under the 2008 Repurchase Program in the fiscal year ended August 31, 2008, subject to market conditions, materially relevant capital considerations of the Company and compliance with applicable laws. During fiscal 2008, the Company repurchased approximately 2.0 million shares of common stock at an average price of $21.20 per share. During the year ended August 31, 2009, the Company repurchased approximately 0.1 million shares of its common stock at an average price of $14.77 per share. The Company may continue repurchasing common stock under the Company’s 2008 Repurchase Program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. As of August 31, 2009, approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of “accumulated other comprehensive income” in stockholders’ equity. The pressured global economy and strengthening of the U.S. dollar during the year ended August 31, 2009 decreased this account by $30.8 million.

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

A summary of the Company’s future obligations subsequent to August 31, 2009 are presented below:

	Less than			More than
	1 year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Short Term Debt	$2,519	$—	$—	$—	$2,519
Long Term Debt	—	—	30,000	72,161	102,161
Capital Lease Obligations	332	92	—	—	424
Operating Lease Obligations(b)	3,513	3,672	1,400	834	9,419
Purchase Obligations(a)	39,575	13,408	6,750	—	59,733
Pension Obligations	3,500	—	—	—	3,500
Postretirement Benefit Obligations	879	1,939	2,056	5,296	10,170
Deferred Compensation Obligations	3,137	7,089	400	575	11,201
Interest payments	4,273	7,863	6,182	5,198	23,516

	$57,728	$34,063	$46,788	$84,064	$222,643

(a)	Purchase obligations include purchase contracts and purchase orders for inventory.

(b)	Operating lease information is provided in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

The Company had no FIN 48 liabilities for uncertain tax positions as of August 31, 2009 for which it could reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table.

The Company’s outstanding commercial commitments at August 31, 2009 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company is assessing the impact that SFAS 141R may have on its financial position, results of operations and cash flows.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company reflected the provisions and disclosures of SFAS 165 in its footnotes and financial statements for its year ended August 31, 2009.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Subsequent to the issuance of SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company is required to adopt SFAS 168 in fiscal year 2010. The Company expects its adoption of SFAS 168 to only impact the references in its financial statements to technical accounting literature.

CAUTIONARY STATEMENTS

Certain statements in this Annual Report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:

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

The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At August 31, 2009, the Company had no long-term borrowings against its Revolving Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR, EURIBOR and amounts borrowed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. SCHULMAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes as of September 1, 2007 (Note 1).

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

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 26, 2009

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2009	2008	2007
	(In thousands except share and per share data)

Net sales	$1,279,248	$1,983,595	$1,786,892
Cost of sales	1,109,211	1,749,065	1,578,213
Selling, general and administrative expenses	148,143	169,275	149,393
Minority interest	349	872	1,027
Interest expense	4,785	7,814	8,118
Interest income	(2,348)	(2,338)	(2,306)
Foreign currency transaction (gains) losses	(5,645)	1,133	219
Other income	(1,826)	(9)	(1,832)
Curtailment gains	(2,805)	(4,009)	—
Goodwill impairment	—	964	—
Asset impairment	2,608	5,399	—
Restructuring expense	8,665	6,817	1,598

	1,261,137	1,934,983	1,734,430

Income from continuing operations before taxes	18,111	48,612	52,462
Provision for U.S. and foreign income taxes	6,931	17,944	24,655

Income from continuing operations	11,180	30,668	27,807
Loss from discontinued operations, net of tax of $0	(13,956)	(12,619)	(5,738)

Net income (loss)	$(2,776)	$18,049	$22,069

Weighted-average number of shares outstanding:
Basic	25,790,421	26,794,923	27,032,348
Diluted	26,069,631	27,097,896	27,369,408
Earnings (losses) per share of common stock — Basic:
Income from continuing operations	$0.43	$1.14	$1.02
Loss from discontinued operations	(0.54)	(0.47)	(0.21)

Net income (loss)	$(0.11)	$0.67	$0.81

Earnings (losses) per share of common stock — Diluted:
Income from continuing operations	$0.43	$1.13	$1.01
Loss from discontinued operations	(0.54)	(0.47)	(0.21)

Net income (loss)	$(0.11)	$0.66	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2009	2008
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$228,674	$97,728
Accounts receivable, less allowance for doubtful accounts of $10,279 in 2009 and $8,316 in 2008	206,450	320,926
Inventories, average cost or market, whichever is lower	133,536	224,964
Prepaid expenses and other current assets	20,779	18,499

Total current assets	589,439	662,117

Other assets:
Cash surrender value of life insurance	3,101	2,665
Deferred charges and other assets	23,715	23,017
Goodwill	11,577	10,679
Intangible assets	217	195

	38,610	36,556

Property, plant and equipment, at cost:
Land and improvements	16,236	17,026
Buildings and leasehold improvements	147,121	156,465
Machinery and equipment	345,653	346,999
Furniture and fixtures	39,581	41,272
Construction in progress	4,546	9,726

	553,137	571,488
Accumulated depreciation and investment grants of $988 in 2009 and $1,123 in 2008	383,697	379,740

Net property, plant and equipment	169,440	191,748

	$797,489	$890,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,519	$9,540
Accounts payable	147,476	174,226
U.S. and foreign income taxes payable	8,858	3,212
Accrued payrolls, taxes and related benefits	36,207	37,686
Other accrued liabilities	32,562	34,566

Total current liabilities	227,622	259,230

Long-term debt	102,254	104,298
Other long-term liabilities	92,688	90,585
Deferred income taxes	3,954	5,544
Minority interest	4,901	5,533
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 15 shares in 2009 and 10,564 shares in 2008	2	1,057
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 42,295,492 shares in 2009 and 42,231,341 shares in 2008	42,295	42,231
Other capital	115,358	112,105
Accumulated other comprehensive income	38,714	79,903
Retained earnings	492,513	511,101
Treasury stock, at cost, 16,207,011 shares in 2009 and 16,095,491 shares in 2008	(322,812)	(321,166)

Common stockholders’ equity	366,068	424,174

Total stockholders’ equity	366,070	425,231

	$797,489	$890,421

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other			Total
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
	(In thousands except per share data)

Balance at August 31, 2006	$1,057	$40,707	$86,894	$32,893	$501,198	$(261,057)	$401,692
Comprehensive income for 2007:
Net income for 2007					22,069
Foreign currency translation gain				16,195
Minimum pension liability adjustment (net of tax of $263)				3,806
Total comprehensive income							42,070
Adjustment to initially apply SFAS 158 (net of tax of $2,585)				(2,802)			(2,802)
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)		(53)
Common stock, $0.58 per share					(16,149)*		(16,149)
Purchase of treasury stock						(18,107)	(18,107)
Stock options exercised		743	13,173				13,916
Restricted stock issued, net of forfeitures		335	(335)				—
Non-cash stock based compensation			1,851				1,851
Amortization of restricted stock			2,245				2,245

Balance at August 31, 2007	1,057	41,785	103,828	50,092	507,065	(279,164)	424,663
Impact due to adoption of FIN 48	—	—	—	—	2,078	—	2,078

Adjusted balance at September 1, 2007	1,057	41,785	103,828	50,092	509,143	(279,164)	426,741
Comprehensive income for 2008:
Net income for 2008					18,049
Foreign currency translation gain				20,715
Net change in net actuarial losses (net of tax of $1,709)				4,815
Net change in prior service costs (credit) (net of tax of $138)				4,246
Net change in unrecognized transition obligations (net of tax of $0)				35
Total comprehensive income							47,860
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)		(53)
Common stock, $0.59 per share					(16,038)		(16,038)
Stock options exercised		206	3,716				3,922
Restricted stock issued, net of forfeitures		245	(245)				—
Redemption of common stock to cover tax withholdings		(5)	(89)				(94)
Purchase of treasury stock						(42,002)	(42,002)
Non-cash stock based compensation			743				743
Amortization of restricted stock			4,152				4,152

Balance at August 31, 2008	1,057	42,231	112,105	79,903	511,101	(321,166)	425,231
Comprehensive income for 2009:
Net loss for 2009					(2,776)
Foreign currency translation gain (loss)				(30,824)
Net change in net actuarial losses (net of tax of $1,567)				(7,803)
Net change in prior service costs (credit) (net of tax of $523)				(2,604)
Net change in unrecognized transition obligations (net of tax of $0)				42
Total comprehensive loss							(43,965)
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)		(53)
Common stock, $0.60 per share					(15,759)		(15,759)
Stock options exercised		34	552				586
Restricted stock issued, net of forfeitures		45	(45)				—
Redemption of common stock to cover tax withholdings		(15)	(201)				(216)
Purchase of treasury stock						(1,646)	(1,646)
Redemption of preferred stock	(1,055)						(1,055)
Non-cash stock based compensation			16				16
Amortization of restricted stock			2,931				2,931

Balance at August 31, 2009	$2	$42,295	$115,358	$38,714	$492,513	$(322,812)	$366,070

*	Includes approximately $0.3 million related to the redemption of the special stock purchase rights which were paid at a price of $0.01 per share for shareholders of record on January 19, 2007. This $0.01 is not included in the $0.58 per share for common stock dividends.

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2009	2008	2007
	(In thousands)

Provided from (used in) operating activities:
Net income (loss)	$(2,776)	$18,049	$22,069
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	23,632	27,721	25,802
Deferred tax provision	(2,974)	(2,597)	(1,865)
Pension and other deferred compensation	3,955	3,259	11,347
Postretirement benefit obligation	773	2,839	(2,837)
Net losses on asset sales	740	318	68
Minority interest in net income of subsidiaries	349	872	1,027
Restructuring charges, including accelerated depreciation of $1,326, $0 and $1,071 in 2009, 2008 and 2007, respectively	10,011	6,817	2,669
Goodwill impairment	—	964	—
Asset impairment	12,925	11,699	—
Curtailment gains	(2,805)	(4,009)	—
Proceeds of insurance settlements	—	—	750
Changes in assets and liabilities:
Accounts receivable	91,218	16,614	(29,088)
Inventories	78,756	54,682	37,942
Accounts payable	(17,856)	25,838	(3,018)
Restructuring payments	(6,684)	(6,384)	(974)
Income taxes	3,720	(5,247)	(2,006)
Accrued payrolls and other accrued liabilities	(1,582)	1,704	789
Changes in other assets and other long-term liabilities	(9,905)	2,646	2,222

Net cash provided from operating activities	181,497	155,785	64,897

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(24,787)	(26,070)	(29,379)
Proceeds from the sale of assets	950	3,700	1,284
Business acquisitions, net of cash acquired	—	—	(11,277)
Proceeds of insurance settlements	—	—	1,295

Net cash used in investing activities	(23,837)	(22,370)	(38,077)

Provided from (used in) financing activities:
Cash dividends paid	(15,812)	(16,091)	(16,202)
Increase (decrease) in notes payable	(7,344)	5,997	(9,372)
Borrowings on revolving credit facilities	19,000	119,557	63,076
Repayments on revolving credit facilities	(19,000)	(145,112)	(66,871)
Cash distributions to minority shareholders	(980)	(900)	(1,250)
Preferred stock redemption	(1,055)	—	—
Common stock issued	370	3,828	13,916
Purchases of treasury stock	(1,646)	(42,002)	(18,107)

Net cash used in financing activities	(26,467)	(74,723)	(34,810)

Effect of exchange rate changes on cash	(247)	(4,009)	373

Net increase (decrease) in cash and cash equivalents	130,946	54,683	(7,617)

Cash and cash equivalents at beginning of year	97,728	43,045	50,662

Cash and cash equivalents at end of year	$228,674	$97,728	$43,045

Cash paid during the year for:
Interest	$4,445	$7,531	$7,829
Income Taxes	$7,243	$27,405	$31,230

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. These materials are used in a variety of consumer, industrial, automotive and packaging applications. The Company employs about 2,000 people and has 16 manufacturing facilities in North America, Europe and Asia.

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The reportable segments are Europe, North America Masterbatch (“NAMB”) (previously, referred to as North America Polybatch or NAPB), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”) and Asia. See Note 14 for more information on the Company’s segments.

During the fourth quarter of fiscal 2009, the Company completed the majority of the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented in the Company’s consolidated statements of operations. See Note 2 for further information regarding the Company’s discontinued operations.

During fiscal 2009, the Company received notification from a U.S. multi-employer pension plan that it was being assessed for partial and complete withdrawal liabilities from the plan. This plan covered the Company’s employees who previously worked at the Company’s Orange, Texas warehouse. The Company terminated over 70% of this location’s workforce in fiscal 2004, and then terminated the remaining workforce in fiscal 2007. In accordance with the Employee Retirement Income Security Act (“ERISA”) guidelines these workforce reductions qualified as partial and complete withdrawals from the plan. Accordingly, the plan assessed the Company for withdrawal liabilities of $1.8 million for the fiscal 2004 partial withdrawal and $0.6 million for the fiscal 2007 complete withdrawal for its share of the underfunded multi-employer plan. The Company revised the consolidated financial information for the fiscal years 2004 and 2007 to reflect the correction of an immaterial error identified in fiscal 2009 that related to prior periods. The Company reflected in its consolidated statements of stockholders’ equity a change of $1.8 million to the August 31, 2006 ending retained earnings balance and a change of $0.6 million to fiscal 2007 income from continuing operations, net income and total stockholders’ equity. The fiscal 2007 change of $0.6 million was included in the restructuring expense line item in the Company’s consolidated statements of operations. In addition, the Company reflected a change of $2.4 million as a liability in the consolidated balance sheets as of August 31, 2009 and 2008.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries in which a controlling interest is maintained. All significant intercompany transactions have been eliminated.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $130.0 million at August 31, 2009 and $44.0 million at August 31, 2008. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2009 and August 31, 2008, the Company did not hold any short-term investments.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, historical experience, customer payment history, expected trends and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of its materials, such as additives or packaging. These materials are charged to the customer as an addition to the tolling fees. The Company recognizes revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

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

As of August 31, 2009, the Company’s Findlay, Ohio facility, the St. Thomas, Ontario, Canada facility, the Orange, Texas warehouse, and certain equipment related to Invision are considered held for sale. The net book value of these assets held for sale after impairment is approximately $6.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2009. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

INVENTORIES

The Company and its subsidiaries do not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

GOODWILL

The Company does not amortize goodwill. However, the Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual goodwill impairment review as of February 28, 2009, which is all related to the Europe segment, and no impairment charges were necessary. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2009.

LONG-LIVED ASSETS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value or estimated net realizable value. The Company recorded approximately $2.6 million and $5.4 million in asset impairments during the years ended August 31, 2009 and 2008, respectively, excluding impairments recorded in discontinued operations. The Company recorded $10.3 million and $6.3 million of asset impairments included in discontinued operations for the years ended August 31, 2009 and 2008, respectively, for certain Invision assets. See Note 2 and Note 16 for further discussion on the asset impairments.

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

On September 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires the Company to recognize a financial statement benefit for a position taken or expected to be taken in a tax return when it is more likely than not that the position will be sustained.

RETIREMENT PLANS

The Company has several defined benefit and defined contribution pension plans, and a few retirement plans for which contributions are determined at the discretion of the Board of Directors, covering certain employees in the U.S. and in foreign countries. For selected plans in the U.S., pension funding is based on an amount paid to funds held in trust at an agreed rate for each hour for which employees are paid. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans.

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

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2009 presentation.

As a result of the Company’s decision in fiscal 2009 to cease operation of its Invision sheet production, the Invision segment has been accounted for as a discontinued operation and the prior periods have been reclassified on the Company’s consolidated statements of operations to conform to the current period presentation (refer to Note 2 Discontinued Operations).

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted. SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. The forward foreign exchange contracts are adjusted to their fair market value through the statement of operations. Gains or losses on forward foreign exchange contracts that hedge specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges.

STOCK-BASED COMPENSATION

On September 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the consolidated financial statements. The Company elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the consolidated financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

FAIR VALUE MEASUREMENT

On September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the Company considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. See Note 6 for further discussion on fair value measurement.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is required to adopt SFAS 141R in fiscal year 2010. The Company is assessing the impact that SFAS 141R may have on its financial position, results of operations and cash flows.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company reflected the provisions and disclosures of SFAS 165 in its footnotes and financial statements for the year ended August 31, 2009. The Company evaluated subsequent events through October 26, 2009 for the year ended August 31, 2009.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Subsequent to the issuance of SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company is required to adopt SFAS 168 in fiscal year 2010. The Company expects its adoption of SFAS 168 to only impact the references in its financial statements to technical accounting literature.

NOTE 2 —	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2009, the Company completed the majority of the closing of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of this segment as discontinued operations for all of the periods presented. The remaining assets of Invision, including a facility in Findlay, Ohio, which was a dedicated building for the Invision business, and machinery and equipment at the Sharon Center, Ohio facility are considered held for sale as of August 31, 2009. These assets are included in the Company’s balance sheet in property, plant and equipment. Included in the results of discontinued operations for the year ended August 31, 2009 was approximately $10.3 million of asset impairments for the Findlay, Ohio facility and certain assets at the Sharon Center, Ohio facility. The asset impairments were based on the estimated fair market value of the long-lived assets which was determined through third party appraisals. In addition, the Company recorded less than $0.1 million of cash charges related to employee termination costs. The results for the year ended August 31, 2008 include an impairment of $6.3 million related to the Findlay, Ohio facility. The Findlay, Ohio facility impairment was based on the estimated fair market value of the property which was determined using independent third party appraisals. The Company expects minimal charges as final shutdown of the equipment and facility continues into fiscal 2010.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the results for discontinued operations for the years ended August 31, 2009, 2008 and 2007. The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	2009	2008	2007
	(In thousands)

Net sales	$217	$416	$164

Loss from operations	$(3,619)	$(6,376)	$(5,738)
Asset impairment	(10,317)	(6,300)	—
Restructuring expense	(20)	—	—
Other income	—	57	—

Loss from discontinued operations	$(13,956)	$(12,619)	$(5,738)

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Beginning balance	$8,316	$9,056
Provision	4,821	3,116
Write-offs, net of recoveries	(2,604)	(4,181)
Translation effect	(254)	325

Ending balance	$10,279	$8,316

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company completed its annual goodwill impairment review as of February 28, 2009, which is all related to the Europe segment, and no impairment charges were necessary. In addition, the Company assessed that there were no triggers which would require a goodwill impairment test as of August 31, 2009. Although the Company redefined its Europe segment to separate the Asia operations from the Europe operations beginning in fiscal 2009, the reporting units used for the testing of goodwill did not change. The fair value used in the analysis was based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transactions is not available.

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

During fiscal 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. In connection with the acquisition, the Company recorded approximately $3.8 million of goodwill. The purchase price also included potential deferred

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments that could be paid over a three year period based on certain terms in the purchase agreement. During fiscal 2008, the Company paid the first deferred payment related to this purchase agreement of approximately $1.6 million, which increased goodwill by the same amount. In addition, during the fourth quarter of fiscal 2008, the Company made a $0.1 million final purchase price accounting adjustment related to the Delta Plast Group acquisition, which increased goodwill. The Company paid approximately $1.4 million in fiscal 2009 related to the second deferred payment in accordance with the purchase agreement, which increased goodwill by the same amount. The Company has completed its obligation for deferred payments related to this acquisition; therefore, no further payments will be made. See Note 17 for further discussion on the business acquisition.

The changes in the Company’s carrying value of goodwill during the years ended August 31, 2009 and 2008 are as follows:

	Europe	NAEP	Total
	(In thousands)

Balance as of August 31, 2007	$8,386	$964	$9,350
Goodwill impairment	—	(964)	(964)
Deferred payment and purchase price adjustment related to business acquisition in fiscal 2007	1,676	—	1,676
Translation effect	617	—	617

Balance as of August 31, 2008	10,679	—	10,679
Deferred payment related to business acquisition in fiscal 2007	1,415	—	1,415
Translation effect	(517)	—	(517)

Balance as of August 31, 2009	$11,577	$—	$11,577

Intangible assets were $0.2 million at August 31, 2009 and 2008.

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	August 31,
	2009	2008
	(In thousands)

Notes payable, due within one year	$2,519	$2,540
Revolving credit loan, due within one year	—	7,000
Revolving credit loan, LIBOR plus applicable spread, due 2011	—	—
Euro notes, 4.485%, due 2016	72,161	73,847
Senior notes, LIBOR plus 80 bps, due 2013	30,000	30,000
Capital lease obligations	424	894

	$105,104	$114,281

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

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. There were no short-term borrowings at August 31, 2009. At August 31, 2008, there was $7.0 million outstanding on the Credit Facility which is considered short-term. This amount is included in notes payable in the Company’s consolidated balance sheets. There were no long-term borrowings under the Credit Facility as of August 31, 2009 and 2008.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $72.2 million at August 31, 2009.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company had approximately $8.5 million of uncollateralized short-term lines of credit available from various domestic banks at August 31, 2009 and 2008. There were no borrowings at August 31, 2009 and 2008 under these lines of credit.

The Company had approximately $41.3 million and $51.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2009 and August 31, 2008, respectively. There was approximately $2.5 million outstanding under these lines of credit at August 31, 2009 and 2008.

The Company’s short-term debt of $2.5 million as of August 31, 2009 had a weighted average interest rate of approximately 4.9% and approximately 7.7% for the $9.5 million outstanding as of August 31, 2008.

Below summarizes the Company’s available funds as of August 31, 2009 and 2008.

	As of August 31,
	2009	2008
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$41.3	$51.0

Total gross available funds from credit lines and notes	$309.8	$319.5
Credit Facility	—	7.0
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.5	2.5

Total borrowings outstanding	2.5	9.5
Credit Facility	$260.0	$253.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$38.8	$48.5

Total net available funds from credit lines and notes	$307.3	$310.0

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has approximately $0.4 million in capital lease obligations, of which $0.3 million is current. The current portion of capital lease obligations was $0.4 million in fiscal 2008. The Company’s current portion of capital lease obligations is included in other accrued liabilities on the Company’s consolidated balance sheets.

Aggregate maturities of debt including capital lease obligations subsequent to August 31, 2009 are as follows:

(In thousands)

Fiscal 2010	$2,851
2011	88
2012	4
2013	30,000
2014	—
2015 and thereafter	72,161

Total	$105,104

NOTE 6 — FAIR VALUE MEASUREMENT

On September 15, 2006, the FASB issued SFAS 157, which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The Company’s adoption of the required portions of SFAS 157 as of September 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows. In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the required adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of this portion of SFAS 157 on its financial position, results of operations and cash flows.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s assets and liabilities recorded at fair value as of August 31, 2009 in the Company’s consolidated balance sheet:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total	for Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash equivalents	$129,993	$129,993	$—	$—

Total assets at fair value	$129,993	$129,993	$—	$—

Liabilities:
Derivative liabilities	$107	$—	$107	$—

Total liabilities at fair value	$107	$—	$107	$—

The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of its forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks.

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of operations. The Company does not hold or issue forward foreign exchange contracts for trading purposes. The following table presents a summary of forward foreign exchange contracts outstanding as of August 31, 2009 and August 31, 2008:

	August 31, 2009		August 31, 2008
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(In thousands)

Foreign currency exchange contracts — Buy	$6,266	$6,143	$9,801	$9,905

Foreign currency exchange contracts — Sell	$1,407	$1,391	$18,514	$18,584

The fair value of forward foreign exchange contracts was estimated by obtaining quotes from banks. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. Generally these contracts have maturities of less than twelve months and have no hedging designation in accordance with SFAS 133.

The following information presents the supplemental fair value information about long-term fixed-rate debt at August 31, 2009. The Company’s long-term fixed-rate debt was issued in Euros.

	August 31, 2009		August 31, 2008
	(In millions of $)	(In millions of €)	(In millions of $)	(In millions of €)

Carrying value of long-term fixed-rate debt	$72.2	€50.3	$73.8	€50.3
Fair value of long-term fixed-rate debt	$65.6	€45.8	$63.7	€43.4

The fair value was calculated using discounted future cash flows. The increase in fair value compared with August 31, 2008 is primarily related to a decrease in yield-to-maturity, caused by lower market interest rates, and a shorter average life to maturity, offset partially by a weaker Euro.

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

NOTE 7 — INCOME TAXES

Income (loss) before taxes from continuing operations is as follows:

	Year Ended August 31,
	2009	2008	2007
	(In thousands)

U.S.	$(40,130)	$(37,832)	$(20,110)
Foreign	58,241	86,444	72,572

	$18,111	$48,612	$52,462

The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2009	2008	2007
	(In thousands)

Current taxes:
U.S.	$91	$133	$107
Foreign	9,814	20,408	26,413

	9,905	20,541	26,520
Deferred taxes:
U.S.	(483)	(145)	31
Foreign	(2,491)	(2,452)	(1,896)

	(2,974)	(2,597)	(1,865)

	$6,931	$17,944	$24,655

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 38.3% in 2009, 36.9% in 2008, and 47.0% in 2007 is as follows:

	2009		2008		2007
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$6,339	35.0%	$17,014	35.0%	$18,362	35.0%
Amount of foreign income taxes less than U.S. taxes at statutory rate	(12,043)	(66.5)	(12,457)	(25.6)	(2,951)	(5.6)
U.S. losses with no tax benefit	13,042	72.0	10,669	21.9	6,697	12.8
U.S. restructuring and other U.S. unusual charges with no benefit	1,003	5.5	2,572	5.3	342	0.7
Provision for repatriated earnings	—	—	1,054	2.2	—	—
Establishment (resolution) of uncertain tax positions	(1,584)	(8.7)	(1,363)	(2.8)	—	—
Reduction of German tax rate	—	—	—	—	1,335	2.5
Other, net	174	1.0	455	0.9	870	1.6

	$6,931	38.3%	$17,944	36.9%	$24,655	47.0%

Deferred tax assets and (liabilities) consist of the following at August 31, 2009 and August 31, 2008:

	2009	2008
	(In thousands)

Pensions	$5,961	$4,302
Inventory reserves	345	870
Bad debt reserves	1,681	2,115
Accruals	2,385	2,660
Postretirement benefits other than pensions	8,279	7,194
Depreciation	6,079	4,610
Net operating loss carryforwards	1,100	—
Foreign tax credit carryforwards	42,790	36,295
Alternative minimum tax carryforwards	6,392	6,835
Other	17,686	12,640

Gross deferred tax assets	92,698	77,521
Valuation allowance	(74,426)	(60,426)

Total deferred tax assets	18,272	17,095

Depreciation	(5,663)	(5,684)
Other	(2,040)	(4,835)

Gross deferred tax liabilities	(7,703)	(10,519)

	$10,569	$6,576

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets in the United States.

The Company has $45 million in foreign tax credit carryforwards that will expire in periods from 2010 to 2019. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of approximately $2.2 million.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tax effect of temporary differences included in prepaids was $4.2 million and $4.9 million at August 31, 2009 and 2008, respectively. Deferred charges included $10.6 million and $8.6 million from the tax effect of temporary differences at August 31, 2009 and 2008, respectively. The tax effect of temporary differences included in other accrued liabilities was $0.3 million and $1.4 million at August 31, 2009 and 2008, respectively.

As of August 31, 2009, the Company’s gross unrecognized tax benefits totaled $1.5 million. If recognized, approximately $0.5 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2009, the Company had $0.4 million of accrued interest and penalties on unrecognized tax benefits.

At August 31, 2008, the Company had $0.8 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in the U.S. and Belgium from fiscal 2007 onward. The Company is open to potential examinations in Germany from fiscal 2005 onward and generally from fiscal 2003 onward for most foreign jurisdictions. Additionally, the expiration of the statute of limitations in various foreign jurisdictions during fiscal 2009 resulted in tax benefits of approximately $1.6 million related to the reversal of tax and interest previously accrued for under FIN 48.

During fiscal 2008, the expiration of certain statutes of limitation in foreign jurisdictions and the completion of certain transfer pricing documentation resulted in tax benefits of approximately $1.7 million relating to the reversal of tax and interest previously accrued for under FIN 48.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.

Reconciliation of Unrecognized Tax Benefits:

	2009	2008
	(In thousands)

Beginning balance	$3,781	$5,392
Decreases related to prior year tax positions	(1,322)	(600)
Increases related to prior year tax positions	26	—
Increases related to current year tax positions	650	148
Settlements	(74)	(984)
Laspse of statute of limitations	(1,301)	(660)
Foreign currency impact	(211)	485

Ending balance	$1,549	$3,781

As August 31, 2009, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $330.3 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practical.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal 2008, the Company revised its earnings repatriation plan for its Canadian subsidiary and recognized an income tax provision of approximately $1.0 million for withholding taxes on the repatriation of these retained earnings to the U.S.

NOTE 8 — PENSIONS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. A supplemental non-qualified, non-funded pension plan for certain retired officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was approximately $2.3 million and $1.9 million at August 31, 2009 and 2008, respectively. Postretirement health care and life insurance benefits are provided to certain U.S. employees if they meet certain age and length of service requirements while working for the Company. Effective January 1, 2004, the Company amended the plan to require co-payments and participant contribution. Effective April 1, 2007, the Company amended the plan which eliminated retiree health care benefits for certain employees and increased retiree contributions for health care benefits. Effective July 1, 2008, the Company amended the plan which eliminated retiree life insurance benefits for all nonunion employees and retirees. The measurement date for all plans is August 31.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the plan obligations and assets, and the recorded liability at August 31, 2009 and 2008 are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(In thousands)

Benefit obligation at beginning of year	$(78,222)	$(80,969)	$(13,161)	$(20,293)
Service cost	(1,742)	(2,492)	(42)	(385)
Interest cost	(4,429)	(4,640)	(847)	(1,077)
Participant contributions	(202)	(284)	—	—
Actuarial gain (loss)	(7,836)	8,262	(1,849)	39
Benefits paid	3,044	2,548	1,042	790
Plan amendments	—	(96)	—	4,661
Curtailment gain	249	1,398	513	3,104
Translation adjustment	3,134	(1,949)	—	—

Benefit obligation at end of year	$(86,004)	$(78,222)	$(14,344)	$(13,161)

Fair value of plan assets at beginning of year	$14,109	$15,690	$—	$—
Actual return on assets	166	(1,441)	—	—
Employer contributions	3,252	3,359	1,042	790
Participant contributions	202	284	—	—
Benefits paid	(3,044)	(2,548)	(1,042)	(790)
Translation adjustment	(1,368)	(1,235)	—	—

Fair value of plan assets at end of year	$13,317	$14,109	$—	$—

Underfunded	$(72,687)	$(64,113)	$(14,344)	$(13,161)
Unamortized:
Net liability	—	42	—	—
Net actuarial (gain) loss	13,003	5,027	1,388	53
Net prior year service cost (credit)	756	893	(4,598)	(7,862)

Net amount recognized	$(58,928)	$(58,151)	$(17,554)	$(20,970)

Amounts included in the consolidated balance sheets consist of:
Deferred tax asset	$4,034	$1,944	$—	$—
Accrued payrolls, taxes and related benefits	(2,858)	(2,092)	(880)	(880)
Other long-term liabilities	(69,888)	(62,021)	(13,464)	(12,281)
Accumulated other comprehensive income	9,784	4,018	(3,210)	(7,809)

	$(58,928)	$(58,151)	$(17,554)	$(20,970)

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in Accumulated Other Comprehensive Income, net of tax, as of August 31, 2009 and 2008 include:

	2009	2008
	(In thousands)

Prior service credit	$3,842	$6,969
Actuarial loss	(14,450)	(5,080)
Net transition obligation	—	(42)

Gross amount	(10,608)	1,847
Less income tax effect	4,034	1,944

Net amount	$(6,574)	$3,791

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)

Service cost	$1,742	$2,492	$2,486	$42	$385	$1,306
Interest cost	4,429	4,640	3,728	847	1,077	1,509
Expected return on plan assets	(957)	(1,250)	(1,057)	—	—	—
Amortization of transition obligation	39	42	38	—	—	—
Amortization of prior service cost	48	279	497	(654)	(647)	(293)
Deferred asset gain	—	—	—	—	—	134
Recognized gains due to plan curtailments	(188)	(114)	—	(2,609)	(3,895)	—
Recognized net actuarial loss	250	189	582	—	—	—

	$5,363	$6,278	$6,274	$(2,374)	$(3,080)	$2,656

During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to its North American restructuring plan that was announced in December 2008. During the fourth quarter of fiscal 2009, the Company recorded a curtailment gain of $0.2 million as a result of a significant reduction in the expected years of future service, primarily due to the European restructuring plan which included the elimination of certain positions in the Company’s Paris, France subsidiary as a result of the consolidation of back-office operations to the European shared service center.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information regarding the Company’s pension and other postretirement benefit plan is as follows:

	2009	2008
	(In thousands)

Pension Plans:
All plans:
Accumulated benefit obligation	$77,536	$69,840
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$85,926	$78,222
Accumulated benefit obligation	$77,462	$69,840
Fair value of plan assets	$13,181	$14,109
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$78	$—
Accumulated benefit obligation	$74	$—
Fair value of plan assets	$136	$—
Other Postretirement Benefit Plans:
All plans:
Accumulated benefit obligation	$14,344	$13,161
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$14,344	$13,161
Accumulated benefit obligation	$14,344	$13,161
Fair value of plan assets	$—	$—

The under funded position is primarily related to the Company’s German and United Kingdom pension plans where funding is not required.

All salaried employees in the U.S. are eligible to participate in a defined contribution savings plan. Employees may contribute a percentage of their salary to the plan subject to statutory limits. The plan has a matching feature whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The plan’s assets are self-directed by plan participants. The total expense for defined contribution plans was approximately $1.9 million, $3.3 million and $4.1 million in 2009, 2008 and 2007, respectively. The total pension contributions for multi-employer pension plans were approximately $0 in 2009 and 2008 and $3,000 in 2007.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31:	2009	2008	2007

Discount rate on pension plans	5.4%	6.3%	5.5%
Discount rate on postretirement obligation	5.50%	7.00%	6.25%
Return on pension plan assets	7.7%	7.8%	7.8%
Rate of compensation increase	2.7%	2.5%	2.5%
Projected health care cost trend rate	8.0%	8.5%	9.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2016	2015	2011

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at August 31, 2009:

	One-Percentage —	One-Percentage —
	Point Increase	Point Decrease
	(In thousands)

Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$94	$(82)
Effect on accumulated postretirement benefit obligation	$1,462	$(1,264)

The Company’s pension plan weighted-average asset allocation at August 31, 2009 and 2008, and target allocation, by asset category are as follows:

	Plan Assets at
	August 31,		Target
Asset Category	2009	2008	Allocation

Equity securities	66.8%	65.6%	70.0%
Debt securities	17.8%	17.0%	15.0%
Guaranteed investment certificates	14.1%	11.3%	10.0%
Cash	1.3%	6.1%	5.0%

Total	100.0%	100.0%	100.0%

The Company’s principal objective is to ensure that sufficient funds are available to provide benefits as and when required under the terms of the plans. The Company utilizes investments that provide benefits and maximizes the long-term investment performance of the plans without taking on undue risk while complying with various legal funding requirements. The Company, through its investment advisors, has developed detailed asset and liability models to aid in implementing optimal asset allocation strategies. The Equity securities are invested in equity indexed funds, which minimizes concentration risk while offering market returns. The debt securities are invested in a long-term bond indexed fund which provides a stable low risk return. The guaranteed investment certificates allow the Company to closely match a portion of the liability to the expected payout of benefit with little risk. The Company, in consultation with its actuaries, analyzes current market trends, the current plan performance and expected market performance of both the equity and bond markets to arrive at the expected return on each asset category over the long term.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to contribute approximately $3.5 million for its pension obligations and approximately $0.9 million to its other postretirement plan in 2010. The benefit payments, which reflect expected future service, offset by the expected Medicare Prescription Drug subsidies, are as follows:

		Other Postretirement Benefits
	Pension	Gross	Medicare	Net
	Benefits	Benefits	Reimbursement	Benefits
	(In thousands)

2010	$2,856	$975	$96	$879
2011	2,935	1,040	103	937
2012	3,990	1,110	108	1,002
2013	3,446	1,131	118	1,013
2014	3,694	1,167	124	1,043
Years 2015 — 2019	21,916	5,977	681	5,296

The Company has agreements with two individuals that upon retirement, death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two individuals or their beneficiaries for a ten-year period and are 100% vested. The liability required for these agreements was fully accrued and is included in other long-term liabilities as of August 31, 2009 and 2008. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows:

		Unrecognized	Total
		Losses and	Accumulated
	Foreign	Prior Service	Other
	Currency	Costs	Comprehensive
	Translation Gain	(Credits), Net	Income
		(In thousands)

Balance as of August 31, 2007	$55,397	$(5,305)	$50,092
Current period change	20,715	9,096	29,811

Balance as of August 31, 2008	76,112	3,791	79,903
Current period change	(30,824)	(10,365)	(41,189)

Balance as of August 31, 2009	$45,288	$(6,574)	$38,714

Foreign currency translation gains do not have a tax effect as such gains are considered permanently reinvested. The decrease in this component of accumulated other comprehensive income in 2009 was primarily due to the decline in the value of the Euro and other currencies against the U.S. dollar.

Accumulated other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate. The decrease in this component of accumulated other comprehensive income in 2009 was primarily due to an increase in unrecognized losses from a decrease in the discount rates used when measuring the Company’s pension and other postretirement benefit plan liabilities and the recognition of a $2.6 million curtailment gain related to the U.S. postretirement benefit plan.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INCENTIVE STOCK PLANS

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new common shares upon stock option exercise and other equity grants. On August 31, 2009, there were approximately 1.7 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A summary of stock options is as follows:

	Year Ended August 31,
	2009		2008		2007
	Outstanding	Weighted-	Outstanding	Weighted-	Outstanding	Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at beginning of year	567,247	$19.12	813,710	$19.10	1,568,276	$18.93
Granted	—	$—	—	$—	—	$—
Exercised	(33,619)	$17.33	(206,290)	$19.01	(742,528)	$18.74
Forfeited and expired	(41,173)	$18.87	(40,173)	$19.37	(12,038)	$19.36

Outstanding at end of year	492,455	$19.25	567,247	$19.12	813,710	$19.10

Exercisable at end of year	492,455	$19.25	492,523	$18.88	394,915	$18.23

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the year ended August 31, 2009 was insignificant due to the small number of options exercised. The total intrinsic value of options exercised during the years ended August 31, 2008 and 2007 was approximately $0.5 million and $2.9 million, respectively. The intrinsic value for stock options exercisable at August 31, 2009 was $0.1 million with a remaining term for options exercisable of 3.7 years. For stock options outstanding at August 31, 2009, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at August 31, 2009 was 3.7 years. All 492,455 outstanding and exercisable stock options are fully vested as of August 31, 2009. The Company did not grant stock options in fiscal years 2009, 2008 or 2007.

Restricted stock awards under the 2002 Equity Incentive Plan vest over four years following the date of grant. Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock grants outstanding under the 2006 Incentive Plan have service vesting periods of three

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years following the date of grant. The following table summarizes the outstanding time-based restricted stock awards and weighted-average fair market value:

	Outstanding	Weighted-Average
	Restricted	Fair Market Value
	Stock Awards	(per Share)

Outstanding at August 31, 2008	232,757	$20.81
Granted	66,211	$16.62
Vested	(100,066)	$20.47
Forfeited	(18,473)	$20.71

Outstanding at August 31, 2009	180,429	$19.48

During the year ended August 31, 2009, the Company granted 66,211 time-based restricted shares. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant. The Company granted time-based restricted stock awards for 111,650 shares with a weighted-average grant date fair value of $20.66 and 90,375 shares with a weighted-average grant date fair value of $22.06 during the years ended August 31, 2008 and 2007, respectively.

The Company also grants awards with market performance vesting criteria. In the table below, the Company summarizes all performance-based awards, which include performance-based restricted stock awards and performance shares (“Performance Shares”).

	Outstanding	Weighted-Average
	Performance-Based	Fair Market Value
	Awards	(per Share)

Outstanding at August 31, 2008	286,256	$15.50
Granted	252,275	$9.64
Vested	—	$—
Forfeited	(21,850)	$13.69

Outstanding at August 31, 2009	516,681	$12.72

Performance Shares are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. Included in the outstanding performance-based awards at August 31, 2009 are 247,694 Performance Shares that earn dividends throughout the vesting period and 185,267 Performance Shares that do not earn dividends. Also included in the balance are 83,720 shares of performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards in April 2010, approximately 41,860 additional shares could be issued which are not included in the table if certain market conditions are met. The additional shares do not earn dividends and do not have voting rights.

During the years ended August 31, 2009 and 2008, the Company granted performance-based awards for 252,275 shares and 222,475 shares, respectively. Included in the fiscal 2009 grants are approximately 126,136 Performance Shares that earn dividends throughout the vesting period and approximately 126,139 Performance Shares that do not earn dividends. The weighted-average grant date fair value of the Performance Shares with market conditions granted in January 2009 was $9.66 per share and $9.36 for those granted in June 2009. The fiscal 2008 performance-based award grants had a weighted-average grant date fair value of $13.23. In fiscal 2007, the Company granted 137,875 performance-based restricted stock awards with a weighted-average grant date fair value of $20.55.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation for the awards included in the performance-based awards table above are based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total shareholder return in relation to the total shareholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions in accordance with FASB Statement No. 123(R), Share-Based Payment.

The fair value of the Performance Shares granted during the year ended August 31, 2009 was estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted-Average Assumptions	Fiscal 2009	Fiscal 2008	Fiscal 2007

Dividend yield	3.60%	2.84%	2.63%
Expected volatility	36.00%	30.00%	26.00%
Risk-free interest rate	1.09%	1.97%	4.45%
Correlation	52.00%	32.00%	30.00%

The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the weekly volatility for each company in the peer group to determine a reasonable assumption for the valuation. In using the Monte Carlo simulation method with this type of grant, a correlation rate of the Company’s stock price and each of the peer companies is calculated. The Company determined a correlation percentage based on all correlation rates. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical dividend yield. The Company has no reason to believe that future stock volatility, correlation or the expected dividend yield is likely to differ from historical patterns.

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at August 31, 2009 was approximately $4.3 million. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

During the year ended August 31, 2009, the Company granted 27,500 stock-settled restricted stock units which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61.

The Company had approximately 242,000, 318,000 and 245,000 cash-settled restricted stock units outstanding with various vesting periods and criteria at August 31, 2009, 2008 and 2007, respectively. The Company granted approximately 60,000, 114,000 and 108,000 cash-settled restricted stock units during the years ended August 31, 2009, 2008 and 2007, respectively. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of these mark-to-market and performance related adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of operations.

During the year ended August 31, 2009, the Company granted approximately $2.4 million cash-based awards which are treated as liability awards. These awards were granted to foreign employees. Such awards include approximately $0.5 million which have service vesting periods of three years following the date of grant and the remaining $1.9 million is performance-based. The performance-based awards are based on the same market conditions utilized for the Performance Shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2009	2008	2007
	(In millions)

Stock options	$—	$0.8	$1.9
Restricted stock awards and Performance-based awards	2.9	4.2	2.2
Cash-settled restricted stock units	1.0	2.8	0.9
Cash-based awards	0.5	—	—

Total stock-based compensation	$4.4	$7.8	$5.0

NOTE 11 — EARNINGS PER SHARE

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

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2009	2008	2007

Weighted-average shares outstanding:
Basic	25,790,421	26,794,923	27,032,348
Incremental shares from stock options	9,219	77,689	149,649
Incremental shares from restricted stock	269,991	225,284	187,411

Diluted	26,069,631	27,097,896	27,369,408

For fiscal years 2009, 2008, and 2007, there were approximately 480,000, 63,000 and 65,000, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the computation of net income from continuing operations used in computing net income from continuing operations per share:

	Year Ended August 31,
	2009	2008	2007
		(In thousands)

Income from continuing operations	$11,180	$30,668	$27,807
Less: Preferred stock dividends	(53)	(53)	(53)

Income from continuing operations applicable to common stock	$11,127	$30,615	$27,754

Net income (loss)	$(2,776)	$18,049	$22,069
Less: Preferred stock dividends	(53)	(53)	(53)

Net income (loss) applicable to common stock	$(2,829)	$17,996	$22,016

NOTE 12 — CAPITAL STOCK AND STOCKHOLDER RIGHTS PLAN

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

NOTE 13 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $6.2 million in 2009, $7.7 million in 2008 and $6.7 million in 2007. The future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes, insurance, etc. are as follows:

Minimum Rental
Year Ended August 31,	Commitments
(In thousands)

2010	$3,513
2011	2,463
2012	1,209
2013	725
2014	675
2015 and thereafter	834

$9,419

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — SEGMENT INFORMATION

To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and CEO, who is the CODM. Globally, the Company operates primarily in three lines of business: engineered plastics, masterbatch and distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. Effective September 1, 2008, the Company named a general manager of Asia and a general manager of Europe. This change separated the responsibilities that were previously combined under the general manager of Europe, which then included Asia. Based on the Company’s new management structure and an evaluation of how the CODM reviews performance and allocates resources, the Company redefined its European segment to separate the Asian operations from the European operations beginning in the first quarter of fiscal 2009. Prior periods have been restated to reflect the current presentation. The reportable segments are Europe, NAMB, NAEP, NADS and Asia.

During the fourth quarter of fiscal 2009, the Company completed the majority of the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information, except for asset data.

The Company’s European segment has managers of each line of business, who report to a general manager of Europe who reports to the CEO. Currently, the Company’s CEO reviews performance and allocates resources for the European segment as a whole not at the business line level. The Company’s European segment is the largest segment for the Company. The Company created a European shared service center in Belgium in fiscal 2009 in order to consolidate the Company’s European back-office operations. The Company anticipates completion of this transition in the second quarter of fiscal 2010.

The North America Masterbatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. The Company includes in All Other North America any administrative costs that are not directly related or allocated to a North America segment such costs as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the three North American segments.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairments, curtailment gains, goodwill impairment or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	August 31, 2009	August 31, 2008	August 31, 2007
		(In thousands)

Net sales to unaffiliated customers
Europe	$935,895	$1,454,635	$1,270,226
NAMB	108,474	136,124	128,691
NAEP	121,701	211,259	219,730
NADS	67,920	131,811	128,496
Asia	45,258	49,766	39,749

Net sales	$1,279,248	$1,983,595	$1,786,892

Segment gross profit
Europe	$141,051	$192,910	$160,849
NAMB	8,279	12,231	15,223
NAEP	7,665	13,846	17,843
NADS	6,670	10,013	10,431
Asia	6,372	5,530	4,333

Total segment gross profit	$170,037	$234,530	$208,679

Segment operating income (loss)
Europe	$48,725	$95,105	$77,773
NAMB	2,809	5,507	8,716
NAEP	(5,562)	(6,865)	(3,315)
NADS	3,082	5,288	5,309
Asia	2,195	1,507	1,015
All Other North America	(11,266)	(15,061)	(17,023)

Total segment operating income	$39,983	$85,481	$72,475
Corporate and other	(18,438)	(21,098)	(14,216)
Interest expense, net	(2,437)	(5,476)	(5,812)
Foreign currency transaction gains (losses)	5,645	(1,133)	(219)
Other income	1,826	9	1,832
Curtailment gains	2,805	4,009	—
Goodwill impairment	—	(964)	—
Asset impairment	(2,608)	(5,399)	—
Restructuring expense	(8,665)	(6,817)	(1,598)

Income from continuing operations before taxes	$18,111	$48,612	$52,462

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below summarizes identifiable assets, depreciation and amortization expense and capital expenditures by segment:

	August 31, 2009	August 31, 2008	August 31, 2007
		(In thousands)

Identifiable assets
Europe	$570,392	$591,755	$553,852
NAMB	73,022	87,398	89,890
NAEP	52,471	78,650	107,736
NADS	11,797	34,773	34,512
Asia	34,099	37,197	32,782
All Other North America	55,708	60,648	55,343

Total identifiable assets	$797,489	$890,421	$874,115

Depreciation and amortization expense
Europe	$13,395	$16,111	$13,827
NAMB	2,834	3,236	3,606
NAEP	5,318	4,498	5,013
NADS	124	243	271
Asia	1,567	1,589	1,559
All Other North America	301	418	465

Total depreciation and amortization expense for continuing operations	$23,539	$26,095	$24,741

Capital expenditures
Europe	$7,197	$8,652	$11,669
NAMB	10,888	5,798	5,580
NAEP	5,400	2,194	2,292
NADS	97	82	86
Asia	831	369	570
All Other North America	242	188	196

Total capital expenditures for continuing operations	$24,655	$17,283	$20,393

Below is a summary of net sales by point of origin and assets by location:

	2009	2008	2007
		(In thousands)

Net Sales:
United States	$192,541	$334,266	$347,068
Germany	408,168	675,778	608,536
Other International	678,539	973,551	831,288

	$1,279,248	$1,983,595	$1,786,892

Long Lived Assets:
United States	$60,050	$67,086	$71,593
Germany	26,359	29,548	30,350
Other International	83,031	95,114	98,604

	$169,440	$191,748	$200,547

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of the Company’s consolidated net sales for the years ended August 31, 2009, 2008 and 2007 can be classified into five primary product families. The approximate amount and percentage of consolidated net sales for these product families are as follows:

	2009		2008		2007
Product Family	Amount	%	Amount	%	Amount	%
	(In thousands, except for %’s)

Color and additive concentrates	$566,363	44	$714,770	36	$627,268	35
Polyolefins	351,532	27	663,925	34	543,748	30
Engineered compounds	268,084	21	418,652	21	426,344	24
Polyvinyl chloride (PVC)	36,768	3	59,174	3	64,658	4
Tolling	13,361	1	19,466	1	21,450	1
Other	43,140	4	107,608	5	103,424	6

	$1,279,248	100	$1,983,595	100	$1,786,892	100

NOTE 15 — RESTRUCTURING

FISCAL 2009 PLAN

During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company initiated these proactive actions to address the current global economic conditions and improve the Company’s competitive position. The actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. In addition, the Company is in the process of eliminating certain positions related to the previously announced consolidation of back-office operations to the Company’s European shared service center located in Belgium.

The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the NAEP segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. This resulted in $1.2 million of accelerated depreciation on certain fixed assets. The Company’s Italy plant also began a right-sizing and redesign of the plant which also resulted in $0.1 million of accelerated depreciation on certain fixed assets.

The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

		Contract	Accelerated
		Termination and	Depreciation
	Employee-	Other Related	Included in
Fiscal 2009 Charges	Related Costs	Restructuring Costs	Cost of Sales	Total
	(In millions)

Europe	$3.3	$0.7	$0.1	$4.1
NAMB	0.1	—	—	0.1
NAEP	2.4	1.7	1.2	5.3
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.9	$2.4	$1.3	$9.6

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2009, approximately $2.3 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid throughout fiscal 2010.

The Company expects additional charges to continue into fiscal 2010 related to the plans initiated in fiscal 2009. The implementation of the Company’s European shared service center will continue into early fiscal 2010. In addition, in July 2009 the Company initiated further plans to reduce capacity and headcount at certain international locations. These plans are expected to result in the reduction of approximately 10 to 20 positions and reduce working hours for remaining workers as appropriate. As a result of these plans, the Company expects to recognize before-tax costs of approximately $1.0 million to $2.3 million, including employee termination costs, estimated employee retirement benefits and accelerated depreciation of fixed assets at the impacted locations. These plans are expected to be completed primarily in fiscal 2010. In total, the Company expects charges related to these initiatives, and other remaining 2009 initiatives to range from approximately $2.0 million to $3.0 million, before income tax, to be recognized primarily during the first half of fiscal 2010.

FISCAL 2008 PLAN

In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the NAEP segment.

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008. The Company continued to finalize closing procedures into fiscal 2009.

The Orange, Texas facility primarily provided North American third-party tolling services in which the Company processed customer-owned materials for a fee. Total annual capacity at the Orange, Texas facility was approximately 135 million pounds and employed approximately 100 employees. The Company completed the sale of this facility in March 2008 for total consideration of $3.7 million.

The Company recorded charges related to the fiscal 2008 initiatives of approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other related restructuring costs during the year ended August 31, 2009. These charges recorded in fiscal 2009 are related to the NAEP segment. Approximately $0.2 million remains accrued for employee-related costs at August 31, 2009 related to the fiscal 2008 initiatives, which the Company anticipates the majority of the accrued balance for restructuring charges to be paid throughout fiscal 2010. During the year ended August 31, 2008, the Company recorded approximately $6.4 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.

FISCAL 2007 PLAN

During fiscal 2007, the Company announced multiple phases of a restructuring plan to restore its NAEP segment to profitability. The Company recorded minimal charges in fiscal 2008 related to the fiscal 2007 initiatives as the plan was primarily completed in fiscal 2007. The total charge for this plan was approximately $2.7 million recorded primarily in fiscal 2007.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring liabilities as of August 31, 2009 related to the Company’s restructuring plans.

	Accrual			Accrual			Accrual
	Balance			Balance			Balance
	August 31,	Fiscal 2008	Fiscal 2008	August 31,	Fiscal 2009	Fiscal 2009	August 31,
	2007	Charges	Paid	2008	Charges	Paid	2009
	(In thousands)

Employee related costs	$2,424	$6,383	$(5,950)	$2,857	$6,012	$(4,421)	$4,448
Other costs	—	434	(434)	—	2,653	(2,263)	390
Translation effect	—	—	—	(22)	—	—	42

Restructuring charges	$2,424	$6,817	$(6,384)	$2,835	$8,665	$(6,684)	$4,880

The Company expects to pay between $6.9 million and $7.9 million of restructuring related payments primarily in the first half of fiscal 2010. This includes the remaining accrual balance of $4.9 million from the table above, which includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, and the expected fiscal 2010 restructuring charges between $2.0 million to $3.0 million related to the fiscal 2009 initiatives.

NOTE 16 — ASSET IMPAIRMENTS

The Company recorded approximately $2.6 million and $5.4 million in asset impairments during the years ended August 31, 2009 and 2008, respectively, excluding impairments recorded in discontinued operations. The Company’s $2.6 million in impairments in fiscal 2009 in continuing operations were primarily related to properties which are considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The asset impairments in fiscal 2009 were based on third party appraisals. The Company recorded $10.3 million and $6.3 million of asset impairments included in discontinued operations for the years ended August 31, 2009 and 2008, respectively, for certain Invision assets.

In connection with the closure of the St. Thomas, Ontario, Canada facility, the analysis of the possible impairment of the property, plant and equipment resulted in an impairment charge of $2.7 million recorded during fiscal 2008. The Canada asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the Company’s estimate of future undiscounted cash flows for these assets. This charge was included in the asset impairment line item in the Company’s consolidated statements of operations. The impairment of the assets for the Canadian facility was related to the NAEP segment.

As a result of the restructuring initiatives in fiscal 2008, the Company evaluated the inventory and property, plant and equipment of the Orange, Texas facility and recorded an impairment related to the long-lived assets of the Orange facility during fiscal 2008 of approximately $2.7 million. The Orange asset impairment was based on the estimated fair market value of the long-lived assets which was determined using the total consideration received for this facility and related assets when it was sold in March 2008. This charge was included in the asset impairment line item in the consolidated statements of operations. The impairment of the assets for the Orange, Texas facility was related to the NAEP segment.

As of August 31, 2009, the Company’s Findlay, Ohio facility, the St. Thomas, Ontario, Canada facility, the Orange, Texas warehouse, and certain equipment related to Invision are considered held for sale. The net book value of these assets held for sale after impairment is approximately $6.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2009. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — BUSINESS ACQUISITIONS

On June 21, 2007, the Company acquired the Delta Plast Group, a European color masterbatch manufacturer with operations in Sweden and Belgium. The acquisition included the purchase of 100% of the common shares of the Belgian operations of Delta Plast and certain assets and liabilities of the Sweden operations. The Company organized the two operational locations as two separate wholly-owned subsidiaries of A. Schulman Plastics, BVBA in its European segment, Deltaplast BVBA (formerly Deltaplast NV) for the Belgium company and Deltaplast AB for the Sweden operations. The acquisition expanded the Company’s offerings of color masterbatch in its European segment.

The purchase price included an initial payment upon closing as well as a potential deferred payment that could be paid over a three year period which is based on certain terms in the purchase agreement. Upon closing of the acquisition, the Company paid approximately 81.3 million Swedish Krona (approximately $11.8 million at the acquisition date) which was paid primarily in cash. The initial purchase price allocation included in the accompanying fiscal 2007 consolidated financial statements for this acquisition was subject to normal course working capital adjustments and was adjusted subsequently as finalized. The total cost included direct acquisition costs. During fiscal 2008, the Company paid the first deferred payment related to this purchase agreement of approximately $1.6 million, which increased goodwill by the same amount. In addition, the Company recorded final purchase price accounting adjustments related to the acquisitions of $0.1 million during fiscal 2008. During fiscal 2009, the Company paid the second deferred payment related to this purchase agreement of approximately $1.4 million, which increased goodwill by the same amount. In connection with the early termination of the deferred payment provision in the purchase agreement, the Company paid approximately $0.5 million during fiscal 2009, which is included in selling, general and administrative expenses in the Company’s 2009 consolidated statement of operations.

The goodwill for these subsidiaries at August 31, 2009 was approximately $6.8 million. See Note 4 for further discussion regarding the goodwill of the Delta Plast Group. The results of operations and financial position for the acquired companies are included in the consolidated financial statements of the Company for fiscal years 2007, 2008 and 2009.

NOTE 18 — RESEARCH AND DEVELOPMENT

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. In fiscal 2008, the Company has organized a team of varied background individuals to lead a “New Product Engine” initiative to put an aggressive global focus on the Company’s research and development activities. The Company conducts these activities at its various technical centers and laboratories. Research and development expenditures were approximately $3.6 million, $5.9 million and $7.8 million in fiscal years 2009, 2008 and 2007, respectively. These activities are primarily related to support the Company’s engineered plastics, masterbatch and rotomolding applications. The decline in research and development expenditures compared to previous years was primarily a result of the closing of the Company’s Invision sheet manufacturing operation, which occurred during the fourth quarter of fiscal 2009. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 19 — CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2008(a)	2009(b)	2009(c)	2009(d)	2009
	(In thousands, except per share data)

Net sales	$388,317	$272,648	$297,644	$320,639	$1,279,248

Gross profit	$42,001	$29,273	$46,533	$52,230	$170,037

Income (loss) from continuing operations	$9,239	$(9,535)	$8,272	$3,204	$11,180
Loss from discontinued operations, net of tax of $0	(1,067)	(980)	(823)	(11,086)	(13,956)

Net income (loss)	$8,172	$(10,515)	$7,449	$(7,882)	$(2,776)

Earnings (losses) per share of common stock — Basic:
Income (loss) from continuing operations	$0.36	$(0.37)	$0.32	$0.12	$0.43
Loss from discontinued operations	(0.04)	(0.04)	(0.03)	(0.43)	(0.54)

Net income (loss)	$0.32	$(0.41)	$0.29	$(0.31)	$(0.11)

Earnings (losses) per share of common stock — Diluted:
Income (loss) from continuing operations	$0.35	$(0.37)	$0.32	$0.12	$0.43
Loss from discontinued operations	(0.04)	(0.04)	(0.03)	(0.42)	(0.54)

Net income (loss)	$0.31	$(0.41)	$0.29	$(0.30)	$(0.11)

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 29,	May 31,	Aug. 31,	Aug. 31,
	2007(e)	2008(f)	2008(g)	2008(h)	2008

Net sales	$496,487	$479,688	$511,668	$495,752	$1,983,595

Gross profit	$57,153	$56,591	$61,006	$59,780	$234,530

Income (loss) from continuing operations	$11,909	$(1,965)	$12,142	$8,582	$30,668
Loss from discontinued operations, net of tax of $0	(1,884)	(1,809)	(5,010)	(3,916)	(12,619)

Net income (loss)	$10,025	$(3,774)	$7,132	$4,666	$18,049

Earnings (losses) per share of common stock — Basic:
Income (loss) from continuing operations	$0.43	$(0.06)	$0.44	$0.33	$1.14
Loss from discontinued operations	(0.07)	(0.07)	(0.18)	(0.15)	(0.47)

Net income (loss)	$0.36	$(0.13)	$0.26	$0.18	$0.67

Earnings (losses) per share of common stock — Diluted:
Income (loss) from continuing operations	$0.43	$(0.06)	$0.44	$0.32	$1.13
Loss from discontinued operations	(0.07)	(0.07)	(0.18)	(0.15)	(0.47)

Net income (loss)	$0.36	$(0.13)	$0.26	$0.17	$0.66

(a)	Net income for the quarter ended November 30, 2008 included costs of $0.3 million related to the European restructuring and a charge of $0.1 million related to the North America restructuring.

(b)	Net loss for the quarter ended February 28, 2009 included a curtailment gain of $2.6 million due to a reduction in future working years from the announced U.S. workforce reduction, charges of $1.1 million related to the European restructuring, $2.9 million and $0.5 million related to the North

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America restructuring and accelerated depreciation, respectively, and charges of $1.9 million for impairment related to the facilities in Orange, Texas and St. Thomas, Ontario, Canada.

(c)	Net income for the quarter ended May 31, 2009 included costs of $0.6 million related to the European restructuring, $0.1 million and $0.7 million related to the North America restructuring and accelerated depreciation, respectively, and a charge of $0.2 million for impairment related to the facility in St. Thomas, Ontario, Canada.

(d)	Net loss for the quarter ended August 31, 2009 included charges of $10.4 million for impairment related to assets in Sharon Center, Ohio, Findlay, Ohio and Europe ($10.3 million of which is included in discontinued operations), costs of $0.8 million related to the European restructuring, costs of $1.2 million related to the North America restructuring and charges of $0.9 million of other employee termination costs in Europe.

(e)	Net income for the quarter ended November 30, 2007 included costs of $0.7 million related to the European employee termination costs and a charge of $0.4 million related to the final settlement of an insurance claim related to Hurricane Rita.

(f)	Net loss for the quarter ended February 29, 2008 included charges of $4.4 million for impairments related to assets in St. Thomas, Ontario, Canada and Orange, Texas, costs of $3.6 million related to the CEO transition, costs of $2.0 million related to North America restructuring, a charge of $1.0 million for goodwill impairment related to the tolling reporting unit and a charge of $0.6 million related to the termination of the lease of an airplane.

(g)	Net income for the quarter ended May 31, 2008 included costs of $3.6 million for impairments related primarily to assets in Findlay, Ohio, which is included in discontinued operations, costs of $3.0 million related to North America restructuring, and a curtailment gain of $2.3 million related to the reduction in the expected years of future service related primarily to a reduction in the U.S. workforce.

(h)	Net income for the quarter ended August 31, 2008 included a charge of $2.9 million for impairment related to assets in Findlay, Ohio which is included in discontinued operations, and a curtailment gain of $1.7 million related to the elimination of life insurance for certain future and current U.S. retirees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

During fiscal 2009, the Company began the consolidation of the Company’s European back-office operations to the European shared service center located in Belgium. The majority of the larger European Company entities were implemented during the fourth quarter of fiscal 2009. As a result of this consolidation, internal controls and procedures over financial reporting have changed.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2009.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item in respect of Directors is set forth in the Company’s proxy statement for its 2009 Annual Meeting (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item in respect of Executive Officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Corporation” and in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item in respect to the Corporation’s Code of Conduct is set forth in the Proxy Statement under the caption “Corporate Governance — Code of Conduct.” The information required in response to this Item in respect to changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “Corporate Governance — Board Committees — Nominating and Corporation Governance Committee” in the Proxy Statement. The information required in response to this Item in respect to the Audit Committee and the Audit Committee financial expert is set under the caption “Corporate Governance — Board Committees — Audit Committee” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

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

Information in response to this Item in respect to the ownership of securities is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference. Information in response to this Item in respect to securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item in respect to certain relationships and related transactions is set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions” for which information is incorporated herein by reference. Information in response to this Item in respect to director independence is set forth in the Proxy Statement under the caption “Corporate Governance — Director Independence” for which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this Item is included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Proxy Statement for which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are as follows:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

3(a)	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (filed herewith).
3(b)	Amended and Restated Bylaws of the Company (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 19, 2009).
10(a)	ISDA (International Swap Dealers Association, Inc.) Master Agreement among A. Schulman, Inc. and KeyBank National Association, dated January 13, 2004 (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).
10(b)	Credit Agreement, dated as of February 28, 2006, among A. Schulman, Inc., A. Schulman Europe GmbH, A. Schulman Plastics, S.A., and A. Schulman International Services NV, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as European agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 28, 2006).
10(c)	Note Purchase Agreement among A. Schulman Europe GmbH, A. Schulman, Inc. and the Purchasers and Guarantors named therein, dated March 1, 2006, (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 28, 2006).
10(d)*	A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated November 12, 1992, filed as Exhibit 28 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992).
10(e)*	Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).
10(f)*	Second Amendment to A. Schulman, Inc. 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998).
10(g)*	Third Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999, Registration No. 333-93093).
10(h)*	Fourth Amendment to A. Schulman, Inc. 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).

10(i)*	A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003, Registration No. 333-102718).
10(j)*	Non-Employee Directors Compensation (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006).
10(k)*	Form of Indemnification Agreement for all Executive Officers and Directors of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 16, 2006).
10(l)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Performance- Based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007).
10(m)*	The Company’s 2008 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2007).
10(n)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Time-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10(o)*	A. Schulman, Inc. 2006 Incentive Plan Form of Performance Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10(p)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Unit Agreement (Employees in Mexico, Canada and Europe) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008.)
10(q)*	Employment Agreement between the Company and Jack B. Taylor, dated May 28, 2003 (incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10(r)*	Agreement between the Company and Walter Belderbos, dated November 30, 2005 (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10(s)*	Agreement between the Company and Bernard Rzepka, dated January 19, 2006 (incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10(t)*	Employment Agreement between the Company and Joseph M. Gingo, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10(u)*	Transition Agreement between the Company and Terry L. Haines, dated March 14, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 20, 2008).
10(v)*	Separation Agreement between the Company and Barry A. Rhodes, dated April 8, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 9, 2008).
10(w)*	Change-in-Control Agreement between the Company and Gary A. Miller, dated April 21, 2008 (incorporated by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10(x)*	Change-in-Control Agreement between the Company and David C. Minc, dated May 19, 2008 (incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10(y)*	Amendment to the Employment Agreement between the Company and Jack B. Taylor, dated August 31, 2008 (incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10(z)	Agreement among the Company, Barington Capital Group, L.P. and others, dated October 21, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2005).
10(aa)	Agreement among the Company, Barington Capital Group, L.P. and others, dated October 25, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 25, 2006).

10(bb)	Agreement among the Company, Barington Capital Group, L.P. and others, dated November 15, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 21, 2007).
10(cc)	First Amendment to the November 15, 2007 Agreement among the Company, Barington Capital Group, L.P. and others, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2008).
10(dd)*	The Company’s 2009 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated October 22, 2008).
10(ee)	Agreement by and among the Company, Ramius LLC and others, dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).
10(ff)*	Advisory Agreement, by and between the Company and Dr. Peggy G. Miller, dated November 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).
10(gg)*	First Amendment to Employment Agreement of Joseph M. Gingo, dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).
10(hh)*	Amended and Restated Employment Agreement of Paul F. DeSantis, dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).
10(ii)*	A. Schulman, Inc. Second Amended and Restated Directors Deferred Units Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(jj)*	First Amendment to Form of Indemnification Agreement for all Executive Officers and Directors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(kk)*	A. Schulman, Inc. Amended and Restated Nonqualified Profit Sharing Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(ll)*	First Amendment to the A. Schulman, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(mm)*	A. Schulman, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(nn)*	First Amendment to the 2009 Cash Bonus Plan of A. Schulman, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(oo)*	Amended and Restated A. Schulman, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10(pp)*	Second Amendment to Employment Agreement of Joseph M. Gingo, dated January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2009).
10(qq)*	A. Schulman, Inc. 2006 Incentive Plan Form of Performance Share Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).
10(rr)*	A. Schulman, Inc. 2006 Incentive Plan Form of Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).
10(ss)*	A. Schulman, Inc. 2006 Incentive Plan Form of Restricted Stock Unit Award Agreement (Gingo) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).
10(tt)	Second Amendment to the November 15, 2007 Agreement among the Company, Barington Capital Group, L.P. and others, dated June 1, 2009. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009).

10(uu)*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009).
10(vv)*	Second Amendment to the Employment Agreement between the Company and Jack B. Taylor, dated August 31, 2009 (filed herewith).
11	Statement re Computation of Per Share Earnings.**
21	Subsidiaries of the Company (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

**	Information required to be presented in Exhibit 11 is provided in Note 11 of the Notes to Consolidated Financial Statements under Part II, ITEM 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings per Share.

(b)	Exhibits.

See subparagraph (a)(3) above

(c)	Financial Statement Schedules.

See subparagraph (a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Paul F. DeSantis
Paul F. DeSantis
Chief Financial Officer, Vice President and
Treasurer of A. Schulman, Inc.

Dated: October 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo Joseph M. Gingo	Director and Principal Executive Officer	October 26, 2009

/s/ Paul F. DeSantis Paul F. DeSantis	Principal Financial Officer and Principal Accounting Officer	October 26, 2009

David G. Birney*	Director

Michael Caporale, Jr.*	Director

Howard R. Curd*	Director

Michael A. McManus, Jr.*	Director

Lee D. Meyer*	Director

James A. Mitarotonda*	Director

Ernest J. Novak, Jr.*	Director

Dr. Irvin D. Reid*	Director

Signature	Title	Date

Stanley W. Silverman*	Director

John B. Yasinsky*	Director

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo
Attorney-in-Fact

October 26, 2009

*	Powers of attorney authorizing Joseph M. Gingo to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.

A. SCHULMAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE F-1

	Balance at	Charges to			Balance at
	Beginning	Cost and	Net	Translation	Close of
	of Period	Expenses	Write-Offs	Adjustment	Period
	(In thousands)

Reserve for doubtful accounts
Year ended August 31, 2009	$8,316	$4,821	$(2,604)	$(254)	$10,279
Year ended August 31, 2008	$9,056	$3,116	$(4,181)	$325	$8,316
Year ended August 31, 2007	$9,409	$2,019	$(2,713)	$341	$9,056
Inventory Reserve
Year ended August 31, 2009	$7,043	$(2,723)	$(113)	$(155)	$4,052
Year ended August 31, 2008	$8,237	$(760)	$(822)	$388	$7,043
Year ended August 31, 2007	$8,538	$385	$(948)	$262	$8,237
Valuation allowance — deferred tax assets
Year ended August 31, 2009	$60,426	$14,000	$—	$—	$74,426
Year ended August 31, 2008	$51,251	$9,175	$—	$—	$60,426
Year ended August 31, 2007	$44,602	$6,649	$—	$—	$51,251