Form 10-Q
period 2009-11-30
SCHULMAN A INC
filed 2010-01-06
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 31, 2009 — 26,102,352

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended November 30,
	2009	2008
	Unaudited
	(In thousands, except per share data)

Net sales	$362,861	$388,317
Cost of sales	299,703	346,316
Selling, general and administrative expenses	40,752	34,795
Interest expense	1,054	1,250
Interest income	(253)	(849)
Foreign currency transaction (gains) losses	103	(7,306)
Other (income) expense	(1,177)	(222)
Restructuring expense	429	601

	340,611	374,585

Income from continuing operations before taxes	22,250	13,732
Provision for U.S. and foreign income taxes	5,112	4,335

Income from continuing operations	17,138	9,397
Loss from discontinued operations, net of tax of $0	(3)	(1,067)

Net income	17,135	8,330
Noncontrolling interests	(102)	(158)

Net income attributable to A. Schulman, Inc.	17,033	8,172
Preferred stock dividends	—	(13)

Net income attributable to A. Schulman, Inc. common stockholders	$17,033	$8,159

Weighted-average number of shares outstanding:
Basic	25,843	25,808
Diluted	26,056	26,026

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$0.66	$0.36
Loss from discontinued operations	—	(0.04)

Net income attributable to common stockholders	$0.66	$0.32

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$0.65	$0.35
Loss from discontinued operations	—	(0.04)

Net income attributable to common stockholders	$0.65	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	Unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$237,021	$228,674
Accounts receivable, less allowance for doubtful accounts of $11,473 at November 30, 2009 and $10,279 at August 31, 2009	229,319	206,450
Inventories, average cost or market, whichever is lower	164,568	133,536
Prepaid expenses and other current assets	20,742	20,779

Total current assets	651,650	589,439

Other assets:
Cash surrender value of life insurance	3,098	3,101
Deferred charges and other assets	23,961	23,715
Goodwill	11,913	11,577
Intangible assets	265	217

	39,237	38,610

Property, plant and equipment, at cost:
Land and improvements	16,656	16,236
Buildings and leasehold improvements	151,782	147,121
Machinery and equipment	356,954	345,653
Furniture and fixtures	41,182	39,581
Construction in progress	5,366	4,546

	571,940	553,137
Accumulated depreciation and investment grants of $990 at November 30, 2009 and $988 at August 31, 2009	400,117	383,697

Net property, plant and equipment	171,823	169,440

Total assets	$862,710	$797,489

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$2,520	$2,519
Accounts payable	170,370	147,476
U.S. and foreign income taxes payable	11,547	8,858
Accrued payrolls, taxes and related benefits	37,017	36,207
Other accrued liabilities	38,257	32,562

Total current liabilities	259,711	227,622

Long-term debt	105,651	102,254
Other long-term liabilities	95,360	92,688
Deferred income taxes	4,401	3,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 15 shares at November 30, 2009 and August 31, 2009	2	2
Common stock $1 par value, authorized -75,000,000 shares, issued — 42,309,363 shares at November 30, 2009 and 42,295,492 shares at August 31, 2009	42,309	42,295
Other capital	115,952	115,358
Accumulated other comprehensive income	51,545	38,714
Retained earnings	505,588	492,513
Treasury stock, at cost, 16,207,011 shares at November 30, 2009 and August 31, 2009	(322,812)	(322,812)

Total A. Schulman, Inc. stockholders’ equity	392,584	366,070

Noncontrolling interests	5,003	4,901

Total equity	397,587	370,971

Total liabilities and equity	$862,710	$797,489

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2009	2008
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$17,135	$8,330
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	5,750	5,871
Deferred tax provision	(1,262)	683
Pension and other deferred compensation	594	(1,252)
Postretirement benefit obligation	(22)	(48)
Net gains on asset sales	(39)	(152)
Changes in assets and liabilities:
Accounts receivable	(15,467)	34,926
Inventories	(25,945)	17,224
Accounts payable	17,617	(15,658)
Restructuring accrual	(316)	149
Income taxes	2,755	(2,711)
Accrued payrolls and other accrued liabilities	4,908	(677)
Changes in other assets and other long-term liabilities	1,503	(2,416)

Net cash provided from operating activities	7,211	44,269

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(4,367)	(11,294)
Proceeds from the sale of assets	435	213

Net cash used in investing activities	(3,932)	(11,081)

Provided from (used in) financing activities:
Cash dividends paid	(3,958)	(3,951)
Increase (decrease) in notes payable	(33)	12
Borrowings on revolving credit facilities	—	15,000
Repayments on revolving credit facilities	—	(10,000)
Common stock issued, net	(50)	65
Purchase of treasury stock	—	(1,217)

Net cash used in financing activities	(4,041)	(91)

Effect of exchange rate changes on cash	9,109	(15,062)

Net increase (decrease) in cash and cash equivalents	8,347	18,035

Cash and cash equivalents at beginning of period	228,674	97,728

Cash and cash equivalents at end of period	$237,021	$115,763

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

The interim consolidated financial statements included for A. Schulman, Inc. (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature.

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The results of operations for the three months ended November 30, 2009 are not necessarily indicative of the results expected for the year ending August 31, 2010.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, except for the adoption of new accounting pronouncements related to business combinations, noncontrolling interests and the codification of authoritative U.S. GAAP. The adoption of these accounting pronouncements are discussed in Note 14.

The Company evaluated subsequent events through January 6, 2010 for the three months ended November 30, 2009. During this period, there were no recognized subsequent events requiring recognition in the consolidated financial statements. The subsequent events requiring disclosure are described in Note 16.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2010 presentation.
(2)	CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $121.2 million at November 30, 2009 and $130.0 million at August 31, 2009. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of November 30, 2009 and August 31, 2009, the Company did not hold any short-term investments.

(3)	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2009, the Company completed the majority of the closing of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of this segment as discontinued operations for all of the periods presented. The remaining assets of Invision, including a facility in Findlay, Ohio, which was a dedicated building for the Invision business, and machinery and equipment at the Sharon Center, Ohio facility are considered held for sale as of November 30, 2009. These assets are included in the Company’s consolidated balance sheet in property, plant and equipment. The Company expects minimal charges as final shutdown of the equipment and facility continues into fiscal 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the results for discontinued operations for the three months ended November 30, 2009 and 2008. The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	Three months ended November 30,
	2009	2008
	(In thousands)
Net sales	$9	$88

Loss from operations	$(2)	$(1,067)
Other expense	(1)	—

Loss from discontinued operations	$(3)	$(1,067)

(4)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended November 30,
	2009	2008
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$550	$441
Interest cost	1,157	1,140
Expected return on plan assets	(240)	(254)
Net actuarial loss and net amortization of prior service cost and transition obligation	95	88

Net periodic benefit cost	$1,562	$1,415

Postretirement benefit cost (income) included the following components:
Service cost	$7	$14
Interest cost	191	222
Net amortization of prior service cost (credit) and unrecognized loss	(139)	(212)

Net periodic benefit cost	$59	$24

(5)	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

A summary of the stockholders’ equity section for the three months ended November 30, 2009 and 2008 is as follows:
(In thousands, except per share data)
Unaudited

				Accumulated
				Other
	Preferred	Common		Comprehensive	Retained	Treasury	Noncontrolling
	Stock	Stock	Other Capital	Income (Loss)	Earnings	Stock	Interests	Total Equity
Balance at September 1, 2009	$2	$42,295	$115,358	$38,714	$492,513	$(322,812)	$4,901	$370,971
Comprehensive income (loss):
Net income	—	—	—	—	17,033	—	102
Foreign currency translation gain (loss)	—	—	—	12,875	—	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	(44)	—	—	—
Total comprehensive income (loss)								29,966
Cash dividends paid or accrued:
Common stock, $0.15 per share	—	—	—	—	(3,958)	—	—	(3,958)
Stock options exercised	—	6	81	—	—	—	—	87
Restricted stock issued, net of forfeitures	—	15	(15)	—	—	—	—	—
Redemption of common stock to cover tax withholdings	—	(7)	(130)	—	—	—	—	(137)
Amortization of restricted stock	—	—	658	—	—	—	—	658

Balance at November 30, 2009	$2	$42,309	$115,952	$51,545	$505,588	$(322,812)	$5,003	$397,587

Balance at September 1, 2008	$1,057	$42,231	$112,105	$79,903	$511,101	$(321,166)	$5,533	$430,764
Comprehensive income (loss):
Net income	—	—	—	—	8,172	—	158
Foreign currency translation gain (loss)	—	—	—	(58,481)	—	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	(125)	—	—	—
Total comprehensive income (loss)								(50,276)
Cash dividends paid or accrued:
Preferred stock, $1.25 per share	—	—	—	—	(13)	—	—	(13)
Common stock, $0.15 per share	—	—	—	—	(3,938)	—	—	(3,938)
Stock options exercised	—	7	114	—	—	—	—	121
Redemption of common stock to cover tax withholdings	—	(4)	(52)	—	—	—	—	(56)
Purchase of treasury stock	—	—	—	—	—	(1,217)	—	(1,217)
Non-cash stock based compensation	—	—	(23)	—	—	—	—	(23)
Amortization of restricted stock	—	—	526	—	—	—	—	526

Balance at November 30, 2008	$1,057	$42,234	$112,670	$21,297	$515,322	$(322,383)	$5,691	$375,888

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income for the three months ended November 30, 2009 and 2008, respectively, was as follows:

	For the Three Months Ended November 30
	2009	2008
	(In thousands)
Comprehensive income (loss):
Net income	$17,135	$8,330
Foreign currency translation gain (loss)	12,875	(58,481)
Amortization of unrecognized transition obligations, actuarial losses and prior services costs (credits), net	(44)	(125)

Total comprehensive income (loss)	29,966	(50,276)
Comprehensive income attributable to noncontrolling interests	(102)	(158)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$29,864	$(50,434)

The components of Accumulated Other Comprehensive Income are as follows:

	Foreign Currency	Unrecognized Losses and	Total Accumulated
	Translation	Prior Service Costs	Other Comprehensive
	Gain (Loss)	(Credits), Net	Income
	(In thousands)
Balance as of August 31, 2009	$45,288	$(6,574)	$38,714
Current period change	12,875	(44)	12,831

Balance as of November 30, 2009	$58,163	$(6,618)	$51,545

Foreign currency translation gains do not have a tax effect, as such gains are considered permanently reinvested. The increase in the accumulated other comprehensive income account is primarily due to the increase in the value of the Euro and other currencies against the U.S. dollar. Accumulated other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.
(8)	FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date. The Financial Accounting Standards Board (“FASB”) provides accounting rules that establish a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
•	Level 3: Unobservable inputs which reflect an entity’s own assumptions.
On September 1, 2009, the Company adopted FASB accounting rules relating to fair value measurement of non-financial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.
The following table presents information about the Company’s assets and liabilities recorded at fair value as of November 30, 2009 in the Company’s consolidated balance sheet:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Measured at	Identical Assets	Observable Inputs	Unobservable
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents	$121,203	$121,203	$—	$—

Total assets at fair value	$121,203	$121,203	$—	$—

Liabilities:
Derivative liabilities	$23	$—	$23	$—

Total liabilities at fair value	$23	$—	$23	$—

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks.
The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. The total contract value of forward foreign exchange contracts outstanding as of November 30, 2009 was $8.2 million. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of income. The Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments at November 30, 2009. The forward foreign exchange contracts are entered into with creditworthy multinational banks. The fair value of the Company’s forward foreign exchange contracts was less than $0.1 million as of November 30, 2009 and $0.1 million as of August 31, 2009 and was recognized in other accrued liabilities.
The following information presents the supplemental fair value information about long-term fixed-rate debt at November 30, 2009. The Company’s long-term fixed-rate debt was issued in euros.

	November 30, 2009		August 31, 2009
	(In millions of $)	(In millions of € )	(In millions of $)	(In millions of € )
Carrying value of long-term fixed-rate debt	$75.6	€50.3	$72.2	€50.3
Fair value of long-term fixed-rate debt	$76.3	€50.8	$65.6	€45.8
The fair value was calculated using discounted future cash flows. The increase in fair value is primarily related to the decrease in quoted market interest rates.
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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On November 30, 2009, there were approximately 1.6 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of stock options is as follows:

	Outstanding Shares Under	Weighted-Average
	Option	Exercise Price
Outstanding at August 31, 2009	492,455	$19.25
Granted	—	$—
Exercised	(6,000)	$14.57
Forfeited and expired	(8,500)	$16.73

Outstanding at November 30, 2009	477,955	$19.35

Exercisable at November 30, 2009	477,955	$19.35

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended November 30, 2009 was insignificant due to the small number of options exercised. The intrinsic value for stock options exercisable at November 30, 2009 was $0.3 million with a remaining term for options exercisable of approximately 3.5 years. For stock options outstanding at November 30, 2009, exercise prices range from $11.62 to $24.69. The weighted-average remaining contractual life for options outstanding at November 30, 2009 was approximately 3.5 years. All 477,955 outstanding and exercisable stock options are fully vested at November 30, 2009. There were no grants of stock options during the first quarter of fiscal 2010 or fiscal 2009.
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

		Weighted-Average
	Outstanding Restricted	Fair Market Value
	Stock Awards	(per share)
Outstanding at August 31, 2009	180,429	$19.48
Granted	15,000	$18.57
Vested	(26,650)	$19.20
Forfeited	—	$—

Outstanding at November 30, 2009	168,779	$19.44

During the three months ended November 30, 2009, the Company granted 15,000 time-based restricted shares. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant. No restricted stock was granted during the first quarter of fiscal 2009.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also grants awards with market performance vesting. In the table below, the Company summarizes all performance-based awards which include performance-based restricted stock awards and performance shares (“Performance Shares”).

Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)
Outstanding at August 31, 2009	516,681	$12.72
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Outstanding at November 30, 2009	516,681	$12.72

There were no grants of performance-based awards during the first quarters of fiscal 2010 or fiscal 2009. Performance Shares are awards for which the vesting will occur based on both service and market performance criteria and do not have voting rights. Included in the outstanding performance-based awards at November 30, 2009 are 247,694 Performance Shares which earn dividends throughout the vesting period and approximately 185,267 Performance Shares which do not earn dividends. Also included in the balance are 83,720 awards of performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards in April 2010, approximately 41,860 additional shares could be issued which are not included in the table if certain market conditions are met. The additional shares do not earn dividends and do not have voting rights.
The valuation for the awards included in the performance-based awards table above was based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at November 30, 2009 was approximately $3.9 million. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
As of November 30, 2009, the Company had 27,500 stock-settled restricted stock units outstanding which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61. There were no grants of stock-settled restricted stock units during the three months ended November 30, 2009 or 2008.
The Company had approximately 115,000 and 209,000 cash-settled restricted stock units outstanding with various vesting periods and criteria at November 30, 2009 and 2008, respectively. The Company did not grant any cash-settled restricted stock units during the first quarter of fiscal 2010 or fiscal 2009. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date; and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of income.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had approximately $2.4 million cash-based awards, which are treated as liability awards, outstanding at November 30, 2009. These awards were granted to foreign employees. Such awards include approximately $0.5 million which have service vesting periods of three years following the date of grant and the remaining $1.9 million is performance-based. The performance-based awards are based on the same market conditions utilized for the Performance Shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.
The following table summarizes the impact to the Company’s consolidated statements of income from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of income:

	Three months ended November 30,
	2009	2008
	(In thousands)
Stock options	$—	$(23)
Restricted stock awards and performance-based awards	658	526
Cash-settled restricted stock units	(580)	(1,393)
Cash-based awards	(198)	—

Total stock-based compensation	$(120)	$(890)

(10)	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance-based awards expected to vest, which would then share in the earnings of the Company.

The difference between basic and diluted weighted-average shares of common stock results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2009	2008
	(In thousands)
Weighted-average shares outstanding:
Basic	25,843	25,808
Incremental shares from stock options	18	14
Incremental shares from restricted stock	195	204

Diluted	26,056	26,026

For the three months ended November 30, 2009 and 2008, there were approximately 0.4 million and 0.5 million, respectively, equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)	SEGMENT INFORMATION

The Company’s segments are Europe, North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Distribution Services (“NADS”) (which includes rotomolding) and Asia. To identify reportable segments, the Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”). Globally, the Company operates primarily in three lines of business: (1) engineered plastics, (2) masterbatch and (3) distribution services. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. The Company’s European and Asian segments have managers of each line of business, who report to a general manager who reports to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the Europe and Asia segments.

During the fourth quarter of fiscal 2009, the Company completed the majority of the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information.

The Company’s European segment is the largest segment for the Company. The segment is managed by the General Manager of Europe. Managers of each line of business for engineered plastics, masterbatch and distribution services in Europe report to the European General Manager. The Company has a global research and development center in Bornem, Belgium, which primarily focuses on the masterbatch business, and has a technology center in Sindorf, Germany, which primarily focuses on the engineered plastics business.

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

The Company’s Asia segment is managed by the General Manager of Asia. This segment primarily provides masterbatch applications in the packaging market. The operations for the Asia segment are currently located in China and Indonesia.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below the Company presents net sales to unaffiliated customers, gross profit and operating income by segment. Also included is a reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes.

	Three months ended November 30,
	2009	2008
	(In thousands)
Net sales to unaffiliated customers
Europe	$271,943	$280,847
NAMB	27,835	28,044
NAEP	34,643	44,268
NADS	13,853	25,971
Asia	14,587	9,187

Total net sales to unaffiliated customers	$362,861	$388,317

Segment gross profit
Europe	$50,533	$34,395
NAMB	3,502	2,290
NAEP	4,695	2,757
NADS	1,764	1,845
Asia	2,664	714

Total segment gross profit	$63,158	$42,001

Segment operating income (loss)
Europe	$25,155	$14,032
NAMB	2,490	692
NAEP	2,172	(926)
NADS	879	924
Asia	1,114	(147)
All other North America	(2,670)	(3,009)

Total segment operating income	$29,140	$11,566

Corporate and other	(6,734)	(4,360)
Interest expense, net	(801)	(401)
Foreign currency transaction gains (losses)	(103)	7,306
Other income (expense)	1,177	222
Restructuring expense	(429)	(601)

Income from continuing operations before taxes	$22,250	$13,732

The majority of the Company’s sales for the three months ended November 30, 2009 and 2008 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended November 30,
Product Family	2009		2008
	(In thousands, except for %’s)
Color and additive concentrates	$159,882	44%	$149,378	39%
Polyolefins	93,729	26	121,339	31
Engineered compounds	82,999	23	85,995	22
Polyvinyl chloride (PVC)	9,783	2	12,692	3
Tolling	2,706	1	2,571	1
Other	13,762	4	16,342	4

	$362,861	100%	$388,317	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)	INCOME TAXES

At November 30, 2009, the Company’s gross unrecognized tax benefits totaled $1.4 million. If recognized, approximately $0.6 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At November 30, 2009, the Company had $0.4 million of accrued interest and penalties on unrecognized tax benefits.

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

A reconciliation of the statutory U.S. federal income tax rate of 35.0% with the effective tax rates of 23.0% and 31.6% for the three months ended November 30, 2009 and 2008, respectively, is as follows:

	Three months ended		Three months ended
	November 30, 2009		November 30, 2008
	(In thousands, except for %’s)
Statutory U.S. tax rate	$7,792	35.0%	$4,806	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(5,339)	(24.0)	(3,866)	(28.1)
U.S. losses with no tax benefit	1,714	7.7	3,149	22.9
U.S. restructuring and other U.S. unusual charges with no benefit	822	3.7	26	0.2
Establishment (resolution) of uncertain tax positions	—	—	83	0.6
Other	123	0.6	137	1.0

Total income tax expense	$5,112	23.0%	$4,335	31.6%

The effective tax rate of 23.0% for the three months ended November 30, 2009 is below the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for losses in the U.S. As compared with the effective rate of 31.6% for the three months ended November 30, 2008, the current quarter’s effective rate is driven by a decrease in the U.S. pre-tax loss from continuing operations.
In December 2009, tax legislation was passed in Mexico, which will generally be effective starting January 1, 2010. The legislation includes an increase of 2% points in the Mexican corporate income tax rate for calendar years 2010 through 2013 before the rate increase is completely phased out by calendar year 2014. Additionally, tax legislation was passed in Germany in December 2009. The Company is currently evaluating the passed legislation in Mexico and Germany to determine the impact the legislation will have on its financial condition.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)	RESTRUCTURING OF OPERATIONS

Fiscal 2009 Plan

During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company initiated these proactive actions to address the then global economic conditions and improve the Company’s competitive position. The actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. In addition, the Company substantially completed the previously announced consolidation of its back-office operations in Europe, which include finance and accounting functions, to a shared service center located in Belgium.

The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the NAEP segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company also completed the majority of the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.

The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

			Accelerated
		Contract Termination	Depreciation
	Employee-	and Other Related	Included in Cost of
	related Costs	Restructuring Costs	Sales	Total
	(In thousands)
Three months ended November 30, 2009
Europe	$154	$234	$69	$457
NAEP	—	14	—	14

Total restructuring related charges for the fiscal 2009 actions	$154	$248	$69	$471

At November 30, 2009, approximately $2.0 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid throughout fiscal 2010.
The Company expects additional charges to continue into fiscal 2010 related to the plans initiated in fiscal 2009 including implementation of the Company’s European shared service center and plans to reduce capacity and headcount at certain international locations. These plans are expected to be completed primarily in fiscal 2010. In total, the Company expects charges related to these initiatives, and other remaining 2009 initiatives to range from approximately $2.0 million to $3.0 million, before income tax, to be recognized primarily during the remainder of fiscal 2010.
Fiscal 2008 Plan
In January 2008, the Company announced actions in its continuing effort to improve the profitability of its North American operations which included the shut down of its manufacturing facility in St. Thomas, Ontario, Canada. The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company substantially finalized closing procedures in fiscal 2010. The Company recorded minimal charges related to the fiscal 2008 initiatives during the three months ended November 30, 2009. Approximately $0.2 million remains accrued for employee-related costs at November 30, 2009 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the three months ended November 30, 2008. The charges recorded in fiscal 2010 and 2009 were related to the NAEP segment.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the liabilities as of November 30, 2009 related to the Company’s restructuring plans. This includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, which the Company expects to pay during the remainder of fiscal 2010. Fiscal 2010 charges include less than $0.1 million of amortization of prepaid expenses related to restructuring charges paid in advance.

	Accrual Balance	Fiscal 2010	Fiscal 2010	Accrual Balance
	August 31, 2009	Charges	Paid	November 30, 2009
	(In thousands)
Employee-related costs	$4,448	$154	$(540)	$4,062
Other costs	390	275	(205)	460
Translation effect	42	—	—	127

Restructuring charges	$4,880	$429	$(745)	$4,649

(14)	ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and recorded $2.3 million of transaction costs for the proposed acquisition of ICO, Inc (“ICO”) during the three months ended November 30, 2009. See Note 16 — Subsequent Events.

In December 2007, the FASB issued new accounting rules on noncontrolling interests. The new accounting rules clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The implementation of new accounting rules related to noncontrolling interests, effective September 1, 2009, did not have a material impact on the Company’s financial position, results of operations and cash flows but did change the consolidated financial statement presentation related to noncontrolling interests. The presentation requirement was reflected in the consolidated financial statements and accompanying notes and has been applied retrospectively for all periods presented.

In June 2009, the FASB issued new accounting rules that establish the Accounting Standards Codification (“Codification”) as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Subsequent to the issuance of these accounting rules, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. These new accounting rules are effective for interim or annual financial periods ending after September 15, 2009. The Company’s adoption of these new accounting rules, effective September 1, 2009, impacted the references in its consolidated financial statements to technical accounting literature.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)	SHARE REPURCHASE PROGRAM

The Company has approximately 2.9 million shares authorized by the Board of Directors to be repurchased under the Company’s current share repurchase program. The Company did not repurchase any shares of its common stock during the three months ended November 30, 2009. During the three months ended November 30, 2008, the Company repurchased 78,520 shares of common stock at an average price of $15.50 per share.

(16)	SUBSEQUENT EVENTS

On December 2, 2009, the Company announced that it had signed the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, ICO and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, to acquire all of ICO’s outstanding shares of common stock and equity interests, including ICO stock options, pending approval of the transaction by ICO shareholders and receipt of customary regulatory approvals. Under the terms of the Merger Agreement, the total consideration to be paid to ICO shareholders is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. The Merger Agreement was filed as an exhibit to the Company’s Form 8-K dated December 3, 2009. In the event that ICO shareholders approve of the Merger Agreement and the merger closes, ICO shareholders will own approximately 16% of the combined company. The transaction is not subject to a financing contingency. The Company intends to pay the cash portion of the purchase price out of its available liquidity.

After unsuccessful negotiations of a new collective bargaining agreement, union members at the Company’s Bellevue, Ohio facility voted to strike on December 6, 2009 after the previous collective bargaining agreement expired. This facility supports the NAEP segment. As a result, the Company enacted contingency plans to continue operations in that facility at a reduced capacity level. A federal mediator was contacted to facilitate the negotiation process with the union representatives to work toward a fair and equitable solution for all parties. On December 23, 2009, the union ratified a three year agreement ending the strike. The Company was able to mitigate the impact of the strike through contingency actions and operations were not significantly impacted. The affect on the Company’s and the NAEP segment’s results of operations, liquidity and financial condition was not material.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company”, “we”, “our”, “ours” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company has approximately 2,000 employees and 16 plants in countries in North America, Europe and Asia.
The Company sells such products as color and additive concentrates, polyolefins, engineered compounds and polyvinyl chloride (“PVC”) used in packaging, durable goods and commodity products. The Company also offers a limited amount of tolling service to customers through its European operations.
During fiscal 2009, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions were part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. These actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. The Company took these proactive actions to address the then global economic conditions and improve the Company’s competitive position. The Company recorded restructuring charges of $0.4 million for the three months ended November 30, 2009. Related to the announcements, management initiated actions that were substantially complete by the end of fiscal 2009; however, the Company expects between approximately $2.0 million to $3.0 million, before income tax, of expense to be recognized primarily during the remainder of fiscal 2010.
On December 2, 2009, the Company announced that it had signed the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, ICO and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, to acquire all of ICO’s outstanding shares of common stock and equity interests, including ICO stock options, pending approval of the transaction by ICO shareholders and receipt of customary regulatory approvals.
Under the terms of the Merger Agreement, the total consideration to be paid to ICO shareholders is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. The Merger Agreement was filed as an exhibit to the Company’s Form 8-K dated December 3, 2009. In the event that ICO shareholders approve of the Merger Agreement and the merger closes, ICO shareholders will own approximately 16% of the combined company. The transaction is not subject to a financing contingency. The Company intends to pay the cash portion of the purchase price out of its available liquidity.
ICO is a global manufacturer of specialty resins and concentrates, and provides specialty polymer services, including size reduction, compounding and other related services. The proposed acquisition of ICO presents the Company with an opportunity to expand its global presence substantially, especially in rotomolding. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The proposed acquisition of ICO’s operations will increase the Company’s presence in the U.S. masterbatch market, gain plants in the high-growth market of Brazil and expand the Company’s Asia presence with the addition of several ICO facilities in that region. In Europe, the proposed acquisition will allow the Company to add rotomolding and size reduction to the Company’s capabilities. It also will enable growth in countries where the Company currently has a limited presence, such as France, Italy and Holland, as well as further leverage facilities serving high-growth markets such as Poland, Hungary and Sweden.
Results of Operations
Although the Company continues to face challenging industry conditions, net income attributable to the Company’s stockholders was $17.0 million for the first quarter of fiscal 2010 versus $8.2 million for the first quarter of fiscal 2009, an increase of $8.9 million. The increase in net income was primarily the result of a focus on sales of higher margin products, reduced raw material costs through global purchasing measures, limited improvement in customer demand in certain segments and initiatives to right-size capacity in certain markets.

Net sales for the three months ended November 30, 2009 were $362.9 million, a decrease of $25.4 million or 6.6% compared with last year’s first-quarter sales of $388.3 million. The decline in sales compared with the prior year was partially a result of a decline in volume due to decreased customer demand in certain markets as well as a strategic decision to reduce the Company’s exposure to certain unprofitable markets. The translation effect of foreign currencies, primarily the euro, increased sales by $11.8 million for the three months ended November 30, 2009 compared with the first quarter of fiscal 2009. The Company experienced a sequential increase in customer demand in the Europe and NAEP segments since the fourth quarter of fiscal 2009 and overall sales growth.
A comparison of consolidated sales by segment for the three months ended November 30, 2009 and 2008 is as follows:

							% Due to
			Total increase		% Due to	% Due to	price/
	Three months ended November 30,		(decrease)		tonnage	translation	product mix
Sales	2009	2008	$	%
	(In thousands, except for %’s)
Europe	$271,943	$280,847	$(8,904)	-3.2%	-2.9%	5.3%	-5.6%
NAMB	27,835	28,044	(209)	-0.7%	6.0%	-8.3%	1.6%
NAEP	34,643	44,268	(9,625)	-21.7%	-19.4%	-1.7%	-0.7%
NADS	13,853	25,971	(12,118)	-46.7%	-33.2%	0.0%	-13.5%
Asia	14,587	9,187	5,400	58.8%	89.3%	0.2%	-30.6%

	$362,861	$388,317	$(25,456)	-6.6%	-4.5%	3.0%	-5.1%

The two largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three months ended November 30, 2009 compared with the same periods last year are as follows:

	Three months ended November 30,
	2009	2008
Packaging	42%	40%
Automotive	13%	14%
Other	45%	46%

	100%	100%

The majority of the Company’s sales for the three months ended November 30, 2009 and 2008 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended November 30,
Product Family	2009		2008
	(In thousands, except for %’s)
Color and additive concentrates	$159,882	44%	$149,378	39%
Polyolefins	93,729	26	121,339	31
Engineered compounds	82,999	23	85,995	22
Polyvinyl chloride (PVC)	9,783	2	12,692	3
Tolling	2,706	1	2,571	1
Other	13,762	4	16,342	4

	$362,861	100%	$388,317	100%

A comparison of gross profit dollars and percentages by segment for the three months ended November 30, 2009 and 2008 is as follows:

	Three months ended November 30,		Increase (decrease)
	2009	2008	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$50,533	$34,395	$16,138	46.9%
NAMB	3,502	2,290	1,212	52.9
NAEP	4,695	2,757	1,938	70.3
NADS	1,764	1,845	(81)	(4.4)
Asia	2,664	714	1,950	273.1

Consolidated	$63,158	$42,001	$21,157	50.4%

Gross profit %
Europe	18.6%	12.2%
NAMB	12.6%	8.2%
NAEP	13.6%	6.2%
NADS	12.7%	7.1%
Asia	18.3%	7.8%
Consolidated	17.4%	10.8%
The gross profit percentage for Europe for the three months ended November 30, 2009 increased to 18.6% compared with 12.2% for the same period in the prior year while gross profit dollars increased by $16.1 million, or 46.9%. The Company was able to increase its gross profit dollars and percentage in the European segment in the first quarter of fiscal 2010 primarily through favorable product mix and the realization of cost-reduction initiatives implemented in fiscal 2009 which resulted in improved gross profit compared with the prior year. The European segment gross profit for fiscal 2009 was negatively impacted by inventory write-downs of approximately $3.0 million. European gross profits were positively impacted by foreign currency translation gains of $3.2 million for the three months ended November 30, 2009.
The gross profit dollars for the NAMB business have increased by $1.2 million, or 52.9%, for the three months ended November 30, 2009 compared with the same period last year. Excluding the negative effect of foreign currency translation of $0.4 million, gross profit dollars for NAMB increased by $1.6 million. The increase was the result of tonnage increases of approximately 6.0%, reflecting improvement in customer demand as compared with the prior year. In addition, fiscal 2009 gross profit for NAMB includes approximately $0.4 million of startup costs without sales related to the Company’s new masterbatch facility in Akron, Ohio.
The gross profit dollars for the NAEP business have increased by $1.9 million, or 70.3%, for the three months ended November 30, 2009 compared with the same period last year. The increase in gross profit dollars and percentages for NAEP are primarily the result of improved utilization of the NAEP facilities due to restructuring efforts to reduce capacity and headcount in this segment and the focus on higher-value-added products. These reductions in capacity and headcount improved the segment’s cost structure enabling NAEP to increase gross profit dollars and percentages despite a 19.4% decrease in tonnage due to continued weak economic conditions. Customer demand for NAEP products was positively affected in the first quarter by temporary initiatives enacted by the government of the United States to stimulate sales activity in the automotive industry during the quarter.
Gross profits dollars for the NADS business were about flat at approximately $1.8 million for the three months ended November 30, 2009 and 2008, respectively, despite a decline in sales volume of 46.7%. The NADS segment was able to increase margins in the weak market as a result of a favorable product mix.
Overall, gross profit for the North American businesses, including NAMB, NAEP and NADS, increased $3.1 million or 44.5% to $10.0 million for the three months ended November 30, 2009.

The Company’s Asia segment gross profit dollars increased $2.0 million and gross profit percentage increased 10.5%. The increase in gross profit dollars in the first quarter of fiscal 2010 is attributable to increased customer demand in the Asian marketplace, which resulted in a 41% improvement in capacity utilization compared with the prior year. Gross profit in the Asia segment was also positively impacted by reduced manufacturing costs and increased use of locally sourced raw materials. The Asia segment is primarily in the packaging market.
A comparison of capacity utilization levels for the three months ended November 30, 2009 and 2008 is as follows:

	Three months ended November 30,
	2009	2008
Europe	96%	73%
NAMB	70%	87%
NAEP	81%	89%
Asia	86%	45%
Worldwide	91%	74%
Europe capacity utilization increased primarily as a result of a more consistent level of customer demand during the quarter compared with the same period last year and as a result of the Company’s fiscal 2009 initiative to right-size the capacity in this segment. The capacity utilization for NAMB decreased as a result of the Akron, Ohio plant, which did not start producing until the third quarter of fiscal 2009, becoming fully operational. Although volumes increased for NAMB compared with the same period last year, this segment still experienced lower levels of customer demand. Capacity utilization for the NAEP segment was unchanged from fiscal 2009 as reductions in capacity helped offset the decline in demand levels. The Company’s Asia segment experienced significantly higher capacity utilization as a result of a rebound in the local Asian markets. Overall worldwide utilization increased compared with the prior year reflecting a slightly improved marketplace and successful capacity right-sizing actions taken during the second and third quarters of fiscal 2009. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.
The changes in selling, general and administrative expenses are summarized as follows:

	Three months ended November 30, 2009
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$5,957	17.1%
Less the effect of foreign currency translation	1,550	4.5

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$4,407	12.6%

Selling, general and administrative expenses for the three months ended November 30, 2009 increased $4.4 million, excluding the effect of foreign currency exchange, compared with the same period last fiscal year. As a percent of sales, selling, general and administrative expenses for the three months ended November 30, 2009 increased to 11.2% from 9.0% in the prior year comparable period. The increase was due to $2.3 million of costs associated with the proposed ICO acquisition, a $1.3 million increase in accrued incentive compensation expense as a result of improved operating results and a $1.0 million increase in bad debt expense due to certain customer financial difficulties. In addition, selling, general and administrative expenses were impacted by a decrease of $0.8 million in the benefit recorded related to stock-based compensation primarily as a result of mark-to-market adjustments of restricted stock units.
Interest expense declined by approximately $0.2 million for the three months ended November 30, 2009, as compared with the same period last year, due to lower borrowing rates.
The decrease in interest income for the three months ended November 30, 2009 as compared to the same period in 2008 was due primarily to lower average interest rates for the Company’s cash and cash equivalent accounts.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.1 million for the three months ended November 30, 2009 compared with $7.3 million in foreign currency transaction gains for the three months ended November 30, 2008. The foreign currency transaction gains in fiscal 2009 included gains of $2.5 million and $4.1 million related to the changes in the value of the U.S. dollar compared with the Canadian dollar and Mexican peso, respectively. During the first quarter of fiscal 2009, while the U.S. dollar was strengthening, the Company was not completely hedged. The Company has since taken actions which have effectively reduced the Company’s exposure to this volatility. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of income.
Other income for the three months ended November 30, 2009 includes approximately $1.0 million of income from the cancellation of European supplier distribution agreements.
Restructurings
During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company initiated these proactive actions to address the then global economic conditions and improve the Company’s competitive position. The actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. In addition, the Company substantially completed the previously announced consolidation of its back-office operations in Europe, which include finance and accounting functions, to a shared service center located in Belgium.
The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the NAEP segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company also completed the majority of the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.
The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

			Accelerated
		Contract Termination	Depreciation
	Employee-	and Other Related	Included in Cost of
	related Costs	Restructuring Costs	Sales	Total
	(In thousands)
Three months ended November 30, 2009
Europe	$154	$234	$69	$457
NAEP	—	14	—	14

Total restructuring related charges for the fiscal 2009 actions	$154	$248	$69	$471

At November 30, 2009, approximately $2.0 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid throughout fiscal 2010.

The Company expects additional charges to continue into fiscal 2010 related to the plans initiated in fiscal 2009 including implementation of the Company’s European shared service center and plans to reduce capacity and headcount at certain international locations. These plans are expected to be completed primarily in fiscal 2010. In total, the Company expects charges related to these initiatives, and other remaining 2009 initiatives to range from approximately $2.0 million to $3.0 million, before income tax, to be recognized primarily during the remainder of fiscal 2010.
In January 2008, the Company announced actions in its continuing effort to improve the profitability of its North American operations which included the shut down of its manufacturing facility in St. Thomas, Ontario, Canada. The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company substantially finalized closing procedures in fiscal 2010. The Company recorded minimal charges related to the fiscal 2008 initiatives during the three months ended November 30, 2009. Approximately $0.2 million remains accrued for employee-related costs at November 30, 2009 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the three months ended November 30, 2008. The charges recorded in fiscal 2010 and 2009 were related to the NAEP segment.
The following table summarizes the liabilities as of November 30, 2009 related to the Company’s restructuring plans. This includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, which the Company expects to pay during the remainder of fiscal 2010. Fiscal 2010 charges includes less than $0.1 million of amortization of prepaid expenses related to restructuring charges paid in advance.

	Accrual Balance	Fiscal 2010	Fiscal 2010	Accrual Balance
	August 31, 2009	Charges	Paid	November 30, 2009
	(In thousands)
Employee-related costs	$4,448	$154	$(540)	$4,062
Other costs	390	275	(205)	460
Translation effect	42	—	—	127

Restructuring charges	$4,880	$429	$(745)	$4,649

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

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	Three months ended November 30,		Increase
	2009	2008	(decrease)
	(In thousands)
Europe	$25,155	$14,032	$11,123
NAMB	2,490	692	1,798
NAEP	2,172	(926)	3,098
NADS	879	924	(45)
Asia	1,114	(147)	1,261
All other North America	(2,670)	(3,009)	339
Corporate and other	(6,734)	(4,360)	(2,374)
Interest expense, net	(801)	(401)	(400)
Foreign currency transaction gains (losses)	(103)	7,306	(7,409)
Other income (expense)	1,177	222	955
Restructuring expense	(429)	(601)	172

Income from continuing operations before taxes	$22,250	$13,732	$8,518

European operating income increased approximately $11.1 million, or 79.3%, for the three months ended November 30, 2009. The increase was primarily due to the improvement in gross profit percentage in the European segment in the first quarter of fiscal 2010 primarily through favorable product mix and the realization of cost-reduction initiatives implemented in the second quarter of fiscal 2009. The increase in gross profit of $12.9 million was partially offset by an increase in selling, general and administrative expenses of $3.3 million, both excluding the impact of foreign currency. As noted earlier, the increase was primarily due to an increase in bad debt expense, increased employee incentive compensation and a decrease in the benefit related to stock-based compensation. Europe operating income was favorably impacted by foreign currency translation gains of $1.4 million for the three months ended November 30, 2009.
Operating income for NAMB increased $1.8 million compared with same period in the prior year. The increase was primarily a result of the $1.2 million increase in gross profit and a $0.6 million decrease in selling, general and administrative costs. These improvements were partially the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009.
In the first quarter of fiscal 2010, the NAEP segment operating income was $2.2 million compared with an operating loss of $0.9 million in the first quarter of fiscal 2009. The improvement was primarily the result of an increase in gross profit of $1.9 million and the decline of selling, general and administrative costs of $1.2 million. Selling, general and administrative costs reflect the fiscal 2009 restructuring initiatives which realigned the NAEP sales, marketing and technical customer service teams and enabled them to more effectively focus its customer support on core markets.
Operating income for NADS was approximately flat at $0.9 million for the three months ended November 30, 2009 and 2008. Gross profit and selling, general and administrative costs for the three months ended November 30, 2009 were essentially unchanged as compared with the prior year.
The combined operating income for the North American businesses, including NAMB, NAEP, NADS and All other North America, was $2.9 million for the three months ended November 30, 2009 compared with an operating loss of $2.3 million for the three months ended November 30, 2008, an improvement of $5.2 million. This significant improvement was the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009.
The Asian segment had operating income of $1.1 million for the three months ended November 30, 2009 versus an operating loss of $0.1 million for the three months ended November 30, 2008. The increase in operating income was primarily the result of a $2.0 million improvement in gross profit due to increased customer demand as discussed previously.

A reconciliation of the statutory U.S. federal income tax rate of 35.0% with the effective tax rates of 23.0% and 31.6% for the three months ended November 30, 2009 and 2008, respectively, is as follows:

	Three months ended		Three months ended
	November 30, 2009		November 30, 2008
	(In thousands, except for %’s)
Statutory U.S. tax rate	$7,792	35.0%	$4,806	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(5,339)	(24.0)	(3,866)	(28.1)
U.S. losses with no tax benefit	1,714	7.7	3,149	22.9
U.S. restructuring and other U.S. unusual charges with no benefit	822	3.7	26	0.2
Establishment (resolution) of uncertain tax positions	—	—	83	0.6
Other	123	0.6	137	1.0

Total income tax expense	$5,112	23.0%	$4,335	31.6%

The effective tax rate of 23.0% for the three months ended November 30, 2009 is below the U.S. statutory rate of 35.0% primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for losses in the U.S. As compared with the effective rate of 31.6% for the three months ended November 30, 2008, the current quarter’s effective rate is driven by a decrease in the U.S. pre-tax loss from continuing operations.
Noncontrolling interests represent a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
The translation effect of foreign currencies increased net income by $0.8 million for the three months ended November 30, 2009.
Discontinued operations reflect the operating results for the former Invision segment of the Company’s business. During the fourth quarter of fiscal 2009, the Company completed the majority of the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility.
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

	Three months ended		Three months ended
	November 30, 2009		November 30, 2008
		Diluted EPS		Diluted EPS
Net Income and Earnings Per Share Reconciliation	Income (loss)	Impact	Income (loss)	Impact
	(In thousands, except per share data)

Net income attributable to A. Schulman, Inc. common stockholders	$17,033	$0.65	$8,159	$0.31

Adjustments, net of tax, per diluted share:
Costs related to proposed acquisition	2,266		—
Restructuring expense	299		436
Accelerated depreciation, included in cost of sales	48		—
Asset impairment	50		—
Other employee termination costs	—		101

Net income attributable to A. Schulman, Inc. common stockholders before unusual items	$19,696	$0.76	$8,696	$0.33

Weighted-average number of shares outstanding — Diluted		26,056		26,026
Liquidity and Capital Resources
The Company has improved its liquidity position in the first quarter of fiscal 2010. Net cash provided from operations was $7.2 million and $44.3 million for the three months ended November 30, 2009 and 2008, respectively. The decrease from last year was due to an increase in total working capital days since August 31, 2009, resulting from an increase in inventory and accounts receivable. The increases in inventory and accounts receivable were primarily driven by higher sales in the first quarter of fiscal 2010 versus the fourth quarter of fiscal 2009. In the fiscal 2009 first quarter, working capital had decreased dramatically from August 31, 2008 balances, which favorably impacted cash flow from operations.
The Company’s approximate working capital days are summarized as follows:

	November 30, 2009	August 31, 2009	November 30, 2008
Days in receivables	57	58	57
Days in inventory	51	46	49
Days in payables	46	44	34
Total working capital days	62	60	72

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	November 30, 2009	August 31, 2009	$ Change	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$237.0	$228.7	$8.3	4%
Working capital, excluding cash	$154.9	$133.1	$21.8	16%
Long-term debt	$105.7	$102.3	$3.4	3%
Total debt	$108.2	$104.8	$3.4	3%
Net debt (net cash)*	$(128.9)	$(123.9)	$(5.0)	4%
Total A. Schulman, Inc. stockholders’ equity	$392.6	$366.1	$26.5	7%

*	Total debt less cash and cash equivalents
The Company’s cash and cash equivalents increased approximately $8.3 million from August 31, 2009. Working capital, excluding cash, was $154.9 million at November 30, 2009, an increase of $21.8 million from August 31, 2009. The primary reason for the increase in working capital was the increase in accounts receivable of $22.9 million and the increase in inventory of $31.0 million offset by an increase of $22.9 million in accounts payable since August 31, 2009. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $7.6 million and inventory by $5.4 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $15.3 million, or 7.4%, and inventory increased approximately $25.6 million, or 19.2%. The increases are due to increased working capital needs as general business conditions improved. The increase in accounts payable was primarily the result of increased inventory purchases and increases in days in payables.
The Company’s total long-term debt increased by $3.4 million during the three months ended November 30, 2009. The increase was the result of the translation effect of foreign currencies. There were no additional borrowings during the three months ended November 30, 2009.
Capital expenditures for the three months ended November 30, 2009 were $4.4 million compared with $11.3 million last year. The fiscal 2009 first quarter included capital expenditures for the completion the new Akron, Ohio plant and the addition of a new smaller line in the Nashville, Tennessee plant which replaced an older inefficient line in fiscal 2009.
The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of November 30, 2009, the Company was not in violation of any of its covenants relating to the Credit Facility.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At November 30, 2009, there were no borrowings on the Credit Facility which are considered short-term. At November 30, 2009, there were no long-term borrowings outstanding under the Credit Facility.

The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $75.6 million at November 30, 2009. The fair market value of the Euro Notes is approximately €50.8 million at November 30, 2009, which approximates $76.3 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of November 30, 2009, the Company was not in violation of any of its covenants relating to the Senior Notes.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had approximately $8.5 million of uncollateralized short-term lines of credit from various domestic banks at November 30, 2009. At November 30, 2009, there were no borrowings outstanding under these lines of credit.
The Company had approximately $39.3 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at November 30, 2009. There was approximately $2.5 million outstanding under these lines of credit at November 30, 2009.
Below summarizes the Company’s available funds as of November 30, 2009 and August 31, 2009.

	As of November 30,	As of August 31,
	2009	2009
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$39.3	$41.3

Total gross available funds from credit lines	$307.8	$309.8

Credit Facility	—	—
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.5	2.5

Total borrowings outstanding	$2.5	$2.5

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$36.8	$38.8

Total net available funds from credit lines	$305.3	$307.3

The Company’s net debt, defined as debt minus cash, was in a net cash position of $128.9 million at November 30, 2009 which was an improvement of $5.0 million compared with the August 31, 2009 net cash of $123.9 million as a result of earnings and working capital reductions.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date. The FASB provides accounting rules that establishes a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3: Unobservable inputs which reflect an entity’s own assumptions.
The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. The forward foreign exchange contracts are entered into with creditworthy multinational banks.
During the three months ended November 30, 2009, the Company declared and paid quarterly cash dividends of $0.15 per common share. The total amount of these dividends was $4.0 million. Cash has been sufficient to fund the payment of these dividends. On January 5, 2010, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable February 1, 2010 to stockholders of record on January 19, 2010.
No shares were repurchased during the three months ended November 30, 2009. During the three months ended November 30, 2008, the Company repurchased 78,520 shares of common stock at an average price of $15.50 per share. It is anticipated that the Company will continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. The change in the value of the U.S. dollar during the three months ended November 30, 2009 increased this account by $12.9 million.
Contractual Obligations
As of November 30, 2009, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2009 Annual Report.
Operating lease information is provided in Footnote 13 to the consolidated financial statements in the Company’s 2009 Annual Report on Form 10-K as there has been no significant changes.
The Company’s outstanding commercial commitments at November 30, 2009 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2009.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company’s critical accounting policies are the same as discussed in the Company’s 2009 Annual Report on Form 10-K.

New Accounting Pronouncements
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and recorded $2.3 million of transaction costs for the proposed ICO acquisition during the three months ended November 30, 2009.
In December 2007, the FASB issued new accounting rules on noncontrolling interests. The new accounting rules clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The implementation of new accounting rules related to noncontrolling interests, effective September 1, 2009, did not have a material impact on the Company’s financial position, results of operations and cash flows but did change the consolidated financial statement presentation related to noncontrolling interests. The presentation requirement was reflected in the consolidated financial statements and accompanying notes and has been applied retrospectively for all periods presented.
In June 2009, the FASB issued new accounting rules that establish the Accounting Standards Codification as the source of authoritative Generally Accepted Accounting Principles recognized by the FASB to be applied by nongovernmental entities. Subsequent to the issuance of these accounting rules, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. These new accounting rules are effective for interim or annual financial periods ending after September 15, 2009. The Company’s adoption of these new accounting rules, effective September 1, 2009, impacted the references in its consolidated financial statements to technical accounting literature.
Cautionary Statements
Certain statements in this report may constitute forward-looking statements within the meaning of the Federal securities laws. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use such words as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are based on currently available information, but are subject to a variety of uncertainties, unknown risks and other factors concerning the Company’s operations and business environment, which are difficult to predict and are beyond the control of the Company. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance are disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, include, but are not limited to, the following:
•	Worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;

•
Fluctuations in the value of currencies in major areas where the Company operates, including the U.S. dollar, euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan and Indonesian rupiah;

•	Fluctuations in the prices of sources of energy or plastic resins and other raw materials;

•	Changes in customer demand and requirements;

•	Escalation in the cost of providing employee health care;

•	Outcome of any legal claims known or unknown;

•	Performance of the North American automotive market;

•	Global financial market turbulence;

•	Global or regional economic slowdown or recession; and

•
Risks associated with the proposed merger between the Company and ICO including that the businesses will not be integrated successfully and that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected.

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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At November 30, 2009, the Company had no borrowings against its Credit Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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

Item 1A — Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s the Company’s 2009 Form 10-K, we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2009 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2009 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may fail to realize all of the anticipated benefits of the merger, which could reduce our profitability.
We expect that the acquisition of ICO will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenses on the part of both ourselves and ICO. Personnel may leave or be terminated because of the merger. Our management may have its attention diverted while trying to integrate ICO. In addition, we may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities including retaining ICO’s current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. If these factors limit our ability to integrate the operations of ICO successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, may not be met. In addition, our growth and operating strategies for ICO’s business may be different from the strategies that ICO currently is pursuing.
If the merger is approved, our stockholders’ ownership percentage after the merger will be diluted and the merger could result in dilution to our earnings per share.
If the merger is approved by ICO shareholders, we will issue to ICO shareholders shares of our common stock. As a result of this stock issuance, our stockholders will own a smaller percentage of the combined company. It is estimated that, upon completion of the merger, our stockholders will own approximately 84% of the outstanding stock of the combined company and ICO shareholders will own approximately 16% of the outstanding stock of the combined company. If the combined company is unable to realize the strategic and financial benefits currently anticipated to result from the merger, then our stockholders could experience dilution of their economic interest in us without receiving a commensurate benefit. The merger could also result in dilution to our earnings per share.

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
The Company’s purchases of its common stock under the 2008 repurchase program during the first quarter of fiscal 2010 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,906,966
September 1-30, 2009	—	$—	—	2,906,966
October 1-31, 2009	—	$—	—	2,906,966
November 1-30, 2009	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of A. Schulman (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2009).

10.1	The Company’s 2010 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2009).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2010	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer,
Vice President and  Treasurer of A. Schulman, Inc.
(Signing on behalf of Registrant as a duly
authorized officer of Registrant and signing as
the Principal Financial Officer of Registrant)