Form 10-Q
period 2010-02-28
SCHULMAN A INC
filed 2010-03-31
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
               Yes ☐   No ☑
Number of shares of common stock, $1.00 par value, outstanding as of March 26, 2010 — 26,389,074

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
	Unaudited
	(In thousands, except per share data)

Net sales	$331,023	$272,648	$693,883	$660,964
Cost of sales	279,686	243,375	579,389	589,689
Selling, general and administrative expenses	48,764	37,448	89,515	72,244
Interest expense	1,136	1,146	2,190	2,395
Interest income	(198)	(582)	(451)	(1,431)
Foreign currency transaction (gains) losses	(180)	(1,342)	(77)	(8,648)
Other (income) expense	(659)	(790)	(1,886)	(1,012)
Curtailment gain	—	(2,609)	—	(2,609)
Asset impairment	5,281	2,179	5,331	2,179
Restructuring expense	1,218	4,648	1,647	5,249

	335,048	283,473	675,658	658,056

Income (loss) from continuing operations before taxes	(4,025)	(10,825)	18,225	2,908
Provision for U.S. and foreign income taxes	2,794	(982)	7,906	3,353

Income (loss) from continuing operations	(6,819)	(9,843)	10,319	(445)
Income (loss) from discontinued operations, net of tax of $0	12	(980)	9	(2,047)

Net income (loss)	(6,807)	(10,823)	10,328	(2,492)
Noncontrolling interests	32	308	(70)	150

Net income (loss) attributable to A. Schulman, Inc.	(6,775)	(10,515)	10,258	(2,342)
Preferred stock dividends	—	(13)	—	(26)

Net income (loss) attributable to A. Schulman, Inc. common stockholders	$(6,775)	$(10,528)	$10,258	$(2,368)

Weighted-average number of shares outstanding:
Basic	25,916	25,753	25,880	25,781
Diluted	25,916	25,753	26,346	25,781

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income (loss) from continuing operations	$(0.26)	$(0.37)	$0.40	$(0.01)
Income (loss) from discontinued operations	—	(0.04)	—	(0.08)

Net income (loss) attributable to common stockholders	$(0.26)	$(0.41)	$0.40	$(0.09)

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income (loss) from continuing operations	$(0.26)	$(0.37)	$0.39	$(0.01)
Income (loss) from discontinued operations	—	(0.04)	—	(0.08)

Net income (loss) attributable to common stockholders	$(0.26)	$(0.41)	$0.39	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2010	2009
	Unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$215,603	$228,674
Accounts receivable, less allowance for doubtful accounts of $15,678 at February 28, 2010 and $10,279 at August 31, 2009	210,769	206,450
Inventories, average cost or market, whichever is lower	160,392	133,536
Prepaid expenses and other current assets	15,713	20,779

Total current assets	602,477	589,439

Other assets:
Cash surrender value of life insurance	3,509	3,101
Deferred charges and other assets	22,710	23,715
Goodwill	11,282	11,577
Intangible assets	291	217

	37,792	38,610

Property, plant and equipment, at cost:
Land and improvements	15,029	16,236
Buildings and leasehold improvements	136,990	147,121
Machinery and equipment	324,430	345,653
Furniture and fixtures	38,111	39,581
Construction in progress	6,924	4,546

	521,484	553,137
Accumulated depreciation and investment grants of $863 at February 28, 2010 and $988 at August 31, 2009	364,786	383,697

Net property, plant and equipment	156,698	169,440

Total assets	$796,967	$797,489

LIABILITIES AND EQUITY
Current liabilities:
Revolver and notes payable	$7,520	$2,519
Accounts payable	153,277	147,476
U.S. and foreign income taxes payable	10,596	8,858
Accrued payrolls, taxes and related benefits	32,448	36,207
Other accrued liabilities	38,624	32,562

Total current liabilities	242,465	227,622

Long-term debt	98,350	102,254
Other long-term liabilities	88,950	92,688
Deferred income taxes	4,807	3,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - 15 shares at February 28, 2010 and August 31, 2009	2	2
Common stock $1 par value, authorized -75,000,000 shares, issued - 42,435,098 shares at February 28, 2010 and 42,295,492 shares at August 31, 2009	42,435	42,295
Other capital	117,805	115,358
Accumulated other comprehensive income	25,177	38,714
Retained earnings	494,817	492,513
Treasury stock, at cost, 16,207,011 shares at February 28, 2010 and August 31, 2009	(322,812)	(322,812)

Total A. Schulman, Inc. stockholders’ equity	357,424	366,070
Noncontrolling interests	4,971	4,901

Total equity	362,395	370,971

Total liabilities and equity	$796,967	$797,489

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended February 28,
	2010	2009
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income (loss)	$10,328	$(2,492)
Adjustments to reconcile net income to net cash
provided from (used in) operating activities:
Depreciation and amortization, including $69 and $474 of accelerated depreciation related to restructuring in fiscal 2010 and 2009, respectively	11,281	12,292
Deferred tax provision	(379)	143
Pension and other deferred compensation	3,366	(228)
Postretirement benefit obligation	(61)	68
Net (gains) losses on asset sales	(298)	176
Curtailment gain	—	(2,609)
Asset impairment	5,331	2,179
Changes in assets and liabilities:
Accounts receivable	(11,495)	77,545
Inventories	(33,281)	63,002
Accounts payable	11,457	(52,518)
Restructuring accrual	(181)	2,152
Income taxes	3,681	4,796
Accrued payrolls and other accrued liabilities	4,929	(8,429)
Changes in other assets and other long-term liabilities	3,427	(1,344)

Net cash provided from operating activities	8,105	94,733

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(8,608)	(17,051)
Proceeds from the sale of assets	1,415	349

Net cash used in investing activities	(7,193)	(16,702)

Provided from (used in) financing activities:
Cash dividends paid	(7,954)	(7,899)
Increase (decrease) in notes payable	(48)	(7,208)
Borrowings on revolving credit facilities	10,000	19,000
Repayments on revolving credit facilities	(5,000)	(19,000)
Common stock issued, net	252	12
Purchase of treasury stock	—	(1,646)

Net cash used in financing activities	(2,750)	(16,741)

Effect of exchange rate changes on cash	(11,233)	(17,764)

Net increase (decrease) in cash and cash equivalents	(13,071)	43,526

Cash and cash equivalents at beginning of period	228,674	97,728

Cash and cash equivalents at end of period	$215,603	$141,254

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

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

The results of operations for the three and six months ended February 28, 2010 are not necessarily indicative of the results expected for the year ending August 31, 2010.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, except for the adoption of new accounting pronouncements related to business combinations, noncontrolling interests and the codification of authoritative U.S. GAAP. The adoption of these accounting pronouncements are discussed in Note 16.

The Company evaluated subsequent events for the six months ended February 28, 2010. Subsequent events requiring recognition and disclosure are described in Note 18.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2010 presentation.
(2)	CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $61.9 million at February 28, 2010 and $130.0 million at August 31, 2009. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of February 28, 2010 and August 31, 2009, the Company did not hold any short-term investments.

(3)	ICO ACQUISITION

On December 2, 2009, the Company announced that it had signed the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, ICO Inc. (“ICO”) and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, to acquire all of ICO’s outstanding shares of common stock and equity interests, including ICO stock options, pending approval of the transaction by ICO shareholders. The Company has received the necessary regulatory approvals. Under the terms of the Merger Agreement, the total consideration to be paid to ICO shareholders is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. The Merger Agreement was filed as an exhibit to the Company’s Form 8-K dated December 3, 2009. In the event that ICO shareholders approve of the Merger Agreement and the merger closes, ICO shareholders will own approximately 16% of the combined company. The transaction is not subject to a financing contingency. The Company intends to pay the cash portion of the purchase price out of its available liquidity.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	GOODWILL

The Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company completed its annual impairment review of goodwill as of February 28, 2010, which is related to the Europe segment and noted no impairment. The fair value used in the analysis was estimated using a market approach based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples, which contains significant unobservable inputs. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transactions is not available.

The carrying amount of goodwill for the European segment was $11.3 million at February 28, 2010 and $11.6 million at August 31, 2009. The change in the Company’s carrying value of goodwill of $0.3 million during the six months ended February 28, 2010 was the result of foreign currency translation.

(5)	DISCONTINUED OPERATIONS

During fiscal 2010, the Company completed the closing of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of this segment as discontinued operations for all of the periods presented. The remaining assets of Invision, including a facility in Findlay, Ohio, which was a dedicated building for the Invision business, and machinery and equipment at the Sharon Center, Ohio facility are considered held for sale as of February 28, 2010. These assets are included in the Company’s consolidated balance sheet in property, plant and equipment. The Company recorded minimal charges during the final shutdown of the equipment and facility in fiscal 2010.

The following summarizes the results for discontinued operations for the three and six months ended February 28, 2010 and 2009. The income (loss) from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Net sales	$—	$40	$9	$129

Income (loss) from operations	$12	(980)	$8	$(2,047)
Other income (expense)	—	—	1	—

Income (loss) from discontinued operations	$12	$(980)	$9	$(2,047)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$531	$418	$1,081	$859
Interest cost	1,118	1,080	2,276	2,219
Expected return on plan assets	(235)	(224)	(475)	(478)
Net actuarial loss and net amortization of prior service cost and transition obligation	93	77	188	165

Net periodic benefit cost	$1,507	$1,351	$3,070	$2,765

Postretirement benefit cost (income) included the following components:
Service cost	$7	$14	$15	$28
Interest cost	191	223	382	445
Net amortization of prior service cost (credit) and unrecognized loss	(139)	(212)	(278)	(425)
Curtailment gain	—	(2,609)	—	(2,609)

Net periodic benefit cost	$59	$(2,584)	$119	$(2,561)

During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to the U.S. restructuring plan for NAEP that was announced in December 2008. This restructuring is further discussed in Note 15.

(7)	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

A summary of the stockholders’ equity section for the six months ended February 28, 2010 is as follows:
(In thousands, except per share data)
Unaudited

				Accumulated
				Other
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Noncontrolling
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Total Equity
Balance at September 1, 2009	$2	$42,295	$115,358	$38,714	$492,513	$(322,812)	$4,901	$370,971
Comprehensive income (loss):
Net income	—	—	—	—	10,258	—	70
Foreign currency translation gain (loss)	—	—	—	(13,448)	—	—	—
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net	—	—	—	(89)	—	—	—
Total comprehensive income (loss)								(3,209)
Cash dividends paid or accrued:
Common stock, $0.30 per share	—	—	—	—	(7,954)	—	—	(7,954)
Stock options exercised	—	42	663	—	—	—	—	705
Restricted stock issued, net of forfeitures	—	118	(118)	—	—	—	—	—
Redemption of common stock to cover tax withholdings	—	(20)	(433)	—	—	—	—	(453)
Amortization of restricted stock	—	—	2,335	—	—	—	—	2,335

Balance at February 28, 2010	$2	$42,435	$117,805	$25,177	$494,817	$(322,812)	$4,971	$362,395

(9)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended February 28, 2010 and 2009 was as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$(6,807)	$(10,823)	$10,328	$(2,492)
Foreign currency translation gain (loss)	(26,323)	(11,072)	(13,448)	(69,553)
Recognition of negative plan amendment related to curtailment of postretirement benefit plan	—	(3,018)	—	(3,018)
Amortization of unrecognized transition obligations, actuarial losses and prior services costs (credits), net	(45)	(111)	(89)	(236)

Total comprehensive income (loss)	(33,175)	(25,024)	(3,209)	(75,299)
Comprehensive (income) loss attributable to noncontrolling interests	32	308	(70)	150

Comprehensive income (loss) attributable to A. Schulman, Inc.	$(33,143)	$(24,716)	$(3,279)	$(75,149)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation gains or losses are recorded as other comprehensive income (loss) and accumulated in the Company’s stockholders’ equity. Foreign currency translation losses totaled $26.3 million and $13.4 million for the three and six months ended February 28, 2010, respectively, and were due to the decreases in the value of the Euro and other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

(10)	FAIR VALUE MEASUREMENT

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

The following table presents information about the Company’s assets and liabilities recorded at fair value as of February 28, 2010 in the Company’s consolidated balance sheet:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Measured	Identical Assets	Observable Inputs	Unobservable
	at Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents	$215,603	$215,603	$—	$—

Total assets at fair value	$215,603	$215,603	$—	$—

Liabilities:
Derivative liabilities	$58	$—	$58	$—

Total liabilities at fair value	$58	$—	$58	$—

The fair value of cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks.

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. The total contract value of forward foreign exchange contracts outstanding as of February 28, 2010 was $8.6 million. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of operations. The Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments at February 28, 2010. The forward foreign exchange contracts are entered into with creditworthy multinational banks. The fair value of the Company’s forward foreign exchange contracts was $0.1 million as of February 28, 2010 and as of August 31, 2009 and was recognized in other accrued liabilities.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information presents the supplemental fair value information about long-term fixed-rate debt at February 28, 2010. The Company’s long-term fixed-rate debt was issued in euros.

	February 28, 2010		August 31, 2009
	(In millions of $)	(In millions of € )	(In millions of $)	(In millions of € )
Carrying value of long-term fixed-rate debt	$68.3	€50.3	$72.2	€50.3
Fair value of long-term fixed-rate debt	$72.0	€53.1	$65.6	€45.8
The fair value was calculated using discounted future cash flows. The increase in fair value is primarily related to the decrease in quoted market interest rates.

A long-lived asset held for sale was written down to its estimated fair value of $1.1 million resulting in an impairment charge of $0.3 million, which was included in earnings for the second quarter of 2010. The asset’s estimated fair value is determined as the estimated sales value of the asset less associated costs to sell the asset and was determined based on Level 3 inputs obtained from a third-party purchase offer.

Assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio, with a carrying value of $11.3 million, were written down to their fair value of $6.3 million, resulting in impairment charges of $5.0 million. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, is determined as the estimated sales value of the assets less the costs to sell and was determined using Level 3 inputs based on information provided by a third-party real estate valuation source. The fair value of the machinery and equipment, which will be sold as scrap when the Company ceases production, was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.

(11)	INCENTIVE STOCK PLANS

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On February 28, 2010, there were approximately 0.8 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of stock options is as follows:

	Outstanding Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at August 31, 2009	492,455	$19.25
Granted	—	$—
Exercised	(42,203)	$16.71
Forfeited and expired	(12,166)	$17.00

Outstanding at February 28, 2010	438,086	$19.56

Exercisable at February 28, 2010	438,086	$19.56

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended February 28, 2010 was $0.1 million. The Company received cash totaling $0.7 million from the exercise of options for the six months ended February 28, 2010. The intrinsic value for stock options exercisable at February 28, 2010 was $0.6 million with a remaining term for options exercisable of approximately 3.2 years. For stock options outstanding at February 28, 2010, exercise prices range from $11.62 to $24.69. The weighted-average remaining contractual life for options outstanding at February 28, 2010 was approximately 3.2 years. All 438,086 outstanding and exercisable stock options are fully vested at February 28, 2010. There were no grants of stock options during the six months ended February 28, 2010 and 2009.

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

		Weighted-Average
	Outstanding Restricted	Fair Market Value
	Stock Awards	(per share)
Outstanding at August 31, 2009	180,429	$19.48
Granted	83,176	$21.72
Vested	(84,323)	$19.93
Forfeited	—	$—

Outstanding at February 28, 2010	179,282	$20.30

During the six months ended February 28, 2010 and 2009, the Company granted 83,176 and 62,111 time-based restricted shares, respectively. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant.

The Company also grants awards with market and performance vesting conditions. In the table below, the Company summarizes all awards which include market-based and performance-based restricted stock awards and performance shares (“Performance Shares”).

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)
Outstanding at August 31, 2009	516,681	$12.72
Granted	272,568	$18.22
Vested	—	$—
Forfeited	—	$—

Outstanding at February 28, 2010	789,249	$14.62

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 272,568 and 236,475 Performance Shares during the six months ended February 28, 2010 and 2009, respectively. Performance Shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards at February 28, 2010 are 383,978 Performance Shares which earn dividends throughout the vesting period and approximately 321,551 Performance Shares which do not earn dividends. Also included in the balance are 83,720 awards of performance-based restricted stock awards from the fiscal 2007 grant with vesting based on both service and market performance criteria. The performance-based restricted stock awards have voting rights and earn dividends. At the vesting date of these performance-based restricted stock awards in April 2010, approximately 41,860 additional shares could be issued which are not included in the table if certain market conditions are met. The additional shares do not earn dividends and do not have voting rights.

The performance-based awards in the table above include 652,965 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 136,284 Performance Shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.

The fair value of the Performance Shares granted during the six months ended February 28, 2010 using a Monte Carlo simulation used the following weighted-average assumptions:

Six months ended
Weighted-average Assumption	February 28, 2010
Dividend yield	2.68%
Expected volatility	46.00%
Risk-free interest rate	1.54%
Correlation	59.00%

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at February 28, 2010 was approximately $9.9 million. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

As of February 28, 2010, the Company had 25,000 stock-settled restricted stock units outstanding which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61 per award. There were no grants of stock-settled restricted stock units during the six months ended February 28, 2010 or 2009.

The Company had approximately 184,000 and 287,000 cash-settled restricted stock units outstanding with various vesting periods and criteria at February 28, 2010 and 2009, respectively. The Company granted approximately 60,000 cash-settled restricted stock units during both the six months ended February 28, 2010 and 2009. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and Performance Shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date; and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had approximately $3.9 million cash-based awards, which are treated as liability awards, outstanding at February 28, 2010. These awards were granted to foreign employees. Such awards include approximately $0.7 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million is performance-based. The performance-based awards are based on the same conditions utilized for the Performance Shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

In January 2010, the Company granted non-employee directors 35,000 shares of unrestricted common stock. The Company recorded compensation expense for this grant of approximately $0.8 million for the three and six months ended February 28, 2010.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Stock options	$—	$38	$—	$16
Restricted stock awards, unrestricted stock awards and performance-based awards	1,677	1,027	2,335	1,553
Cash-settled restricted stock units	1,390	488	810	(905)
Cash-based awards	486	60	288	60

Total stock-based compensation	$3,553	$1,613	$3,433	$724

(12)	EARNINGS PER SHARE

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

The difference between basic and diluted weighted-average shares of common stock results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Weighted-average shares outstanding:
Basic	25,916	25,753	25,880	25,781
Incremental shares from stock options	—	—	32	—
Incremental shares from restricted stock	—	—	434	—

Diluted	25,916	25,753	26,346	25,781

For the three months ended February 28, 2010 and 2009, respectively, there were approximately 0.7 million and 0.2 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive. Additionally, there were approximately 0.1 million and 0.2 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding for the six months ended February 28, 2010 and 2009, respectively, because inclusion would have been anti-dilutive.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)	SEGMENT INFORMATION

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

During fiscal 2010, the Company completed the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information.

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

The North America Masterbatch segment includes color and additive concentrates which improve the appearance and performance of resins targeted at the film and packaging markets. The North America Engineered Plastics segment includes multi-component blends of ionomers, urethanes and nylons, generally for the durable goods market, formulated to meet customer’s specific performance requirements, regardless of the base resin. The North America Distribution Services segment provides bulk and packaged plastic materials used in a variety of applications and supports the North America Masterbatch and North America Engineered Plastics segments. The Company includes in All Other North America any administrative costs that are not directly related or allocated to a North America segment such costs as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the three North American segments.

The Company’s Asia segment is managed by the General Manager of Asia. This segment primarily provides masterbatch applications in the packaging market. The operations for the Asia segment are currently located in China and Indonesia.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairment, curtailment gain or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

Below the Company presents net sales to unaffiliated customers, gross profit and operating income by segment. Also included is a reconciliation of operating income (loss) by segment to consolidated income (loss) from continuing operations before taxes.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Net sales to unaffiliated customers
Europe	$247,374	$198,646	$519,317	$479,492
NAMB	26,869	23,245	54,703	51,290
NAEP	28,778	25,379	63,420	69,646
NADS	13,581	16,384	27,434	42,355
Asia	14,421	8,994	29,009	18,181

Total net sales to unaffiliated customers	$331,023	$272,648	$693,883	$660,964

Segment gross profit
Europe	$41,525	$26,552	$92,057	$60,950
NAMB	3,141	230	6,643	2,520
NAEP	2,916	572	7,612	3,328
NADS	1,637	1,300	3,401	3,145
Asia	2,118	619	4,781	1,332

Total segment gross profit	$51,337	$29,273	$114,494	$71,275

Segment operating income (loss)
Europe	9,235	4,795	34,390	18,827
NAMB	1,419	(835)	3,909	(143)
NAEP	538	(3,386)	2,710	(4,311)
NADS	932	15	1,810	938
Asia	564	(315)	1,678	(462)
All other North America	(2,673)	(2,699)	(5,342)	(5,708)

Total segment operating income (loss)	$10,015	$(2,425)	$39,155	$9,141

Corporate and other	(7,442)	(5,750)	(14,176)	(10,110)
Interest expense, net	(938)	(564)	(1,739)	(964)
Foreign currency transaction gains (losses)	180	1,342	77	8,648
Other income (expense)	659	790	1,886	1,012
Curtailment gain	—	2,609	—	2,609
Asset impairment	(5,281)	(2,179)	(5,331)	(2,179)
Restructuring expense	(1,218)	(4,648)	(1,647)	(5,249)

Income (loss) from continuing operations before taxes	$(4,025)	$(10,825)	$18,225	$2,908

The majority of the Company’s sales for the three and six months ended February 28, 2010 and 2009 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended February 28,
Product Family	2010		2009
	(In thousands, except for %’s)
Color and additive concentrates	$145,630	44%	$118,999	44%
Polyolefins	92,491	28	78,295	29
Engineered compounds	69,533	21	52,913	19
Polyvinyl chloride (PVC)	8,727	2	8,155	3
Tolling	2,334	1	3,891	1
Other	12,308	4	10,395	4

	$331,023	100%	$272,648	100%

	Six months ended February 28,
Product Family	2010		2009
	(In thousands, except for %’s)
Color and additive concentrates	$305,512	44%	$268,377	41%
Polyolefins	186,220	27	199,633	30
Engineered compounds	152,532	22	138,908	21
Polyvinyl chloride (PVC)	18,510	2	20,847	3
Tolling	5,040	1	6,462	1
Other	26,069	4	26,737	4

	$693,883	100%	$660,964	100%

(14)	INCOME TAXES

At February 28, 2010, the Company’s gross unrecognized tax benefits totaled $1.4 million. If recognized, approximately $0.5 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At February 28, 2010, the Company had $0.4 million of accrued interest and penalties on unrecognized tax benefits.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 28, 2010 and 2009 is as follows:

	Three months ended		Three months ended
	February 28, 2010		February 28, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$(1,409)	35.0%	$(3,789)	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,300)	82.0	(2,241)	20.7
U.S. and foreign losses with no tax benefit	3,813	(94.7)	4,560	(42.1)
U.S. restructuring and other U.S. unusual charges with no benefit	2,529	(62.8)	517	(4.8)
Italy valuation allowance	984	(24.5)	—	—
Establishment (resolution) of uncertain tax positions	23	(0.6)	15	(0.1)
Other	154	(3.8)	(44)	0.4

Total income tax expense (benefit)	$2,794	(69.4)%	$(982)	9.1%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 28, 2010 and 2009 is as follows:

	Six months ended		Six months ended
	February 28, 2010		February 28, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$6,379	35.0%	$1,018	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(8,639)	(47.4)	(6,107)	(210.1)
U.S. and foreign losses with no tax benefit	5,532	30.4	7,709	265.1
U.S. restructuring and other U.S. unusual charges with no benefit	3,351	18.4	543	18.7
Italy valuation allowance	984	5.4	—	—
Establishment (resolution) of uncertain tax positions	23	0.1	98	3.4
Other	276	1.5	92	3.2

Total income tax expense	$7,906	43.4%	$3,353	115.3%

The effective tax rate for the three months ended February 28, 2010 is less than the U.S. statutory rate primarily because no tax benefits were recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. These unfavorable effects on the Company’s effective tax rate were partially offset by the Company’s overall foreign rate being less than the U.S. statutory rate. As compared with the effective tax rate for the three months ended February 28, 2009, the current quarter’s effective tax rate is driven by an increase in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefit.

The effective tax rate for the six months ended February 28, 2010 is greater than the U.S. statutory rate primarily because no tax benefits were recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. These unfavorable effects on the Company’s effective tax rate were partially offset by the Company’s overall foreign rate being less than the U.S. statutory rate. As compared with the effective tax rate for the six months ended February 28, 2009, the current period’s effective tax rate is driven by a decrease in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefit.

During the quarter, the Company established a valuation allowance against the deferred tax assets of its Italian entity due to the recent losses in that jurisdiction. The impact of recording the valuation allowance was approximately $2.3 million of additional tax expense. The Company will continue to maintain a valuation allowance against these deferred tax assets until it is more-likely than not that the Company will realize a benefit through the reduction of future tax liabilities.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)	RESTRUCTURING OF OPERATIONS

On March 1, 2010, the Company announced the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The Company recorded estimated restructuring expenses related to the closure of $0.8 million which was included in the Company’s statement of operations for the three and six months ended February 28, 2010. The Company expects additional charges related to this initiative to range from approximately $0.5 million to $1.0 million, before income tax, to be recognized primarily during the remainder of fiscal 2010 and early fiscal 2011.

Fiscal 2009 Plan

During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company initiated these proactive actions to address the then weak global economic conditions and improve the Company’s competitive position. The actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. In addition, in fiscal 2010, the Company completed the previously announced consolidation of its back-office operations in Europe, which include finance and accounting functions, to a shared service center located in Belgium.

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

The Company recorded approximately $0.3 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the three months ended February 28, 2010. The Company recorded approximately $0.5 million for employee-related costs and $0.3 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during the six months ended February 28, 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded for the six months ended February 28, 2010. Nearly all restructuring charges recorded for the Fiscal 2009 Plan during the three and six months ended February 28, 2010 were related to the Europe segment; however, minimal charges were also recorded related the NAEP segment.

At February 28, 2010, approximately $1.3 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid throughout fiscal 2010.

The Company expects additional charges to continue into fiscal 2010 related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations. These plans are expected to be completed primarily in fiscal 2010. In total, the Company expects charges related to these initiatives, and other remaining 2009 initiatives to range from approximately $2.0 million to $3.0 million, before income tax, to be recognized primarily during the remainder of fiscal 2010 or early fiscal 2011.

Fiscal 2008 Plan

In January 2008, the Company announced actions in its continuing effort to improve the profitability of its North American operations which included the shut down of its manufacturing facility in St. Thomas, Ontario, Canada. The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in fiscal 2010. The Company recorded minimal charges related to the fiscal 2008 initiatives during the six months ended February 28, 2010. Approximately $0.2 million remains accrued for employee-related costs at February 28, 2010 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the six months ended February 28, 2009. The charges recorded in fiscal 2010 and 2009 were related to the NAEP segment.

The following table summarizes the liabilities as of February 28, 2010 related to the Company’s restructuring plans. This includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, which the Company expects to pay during the remainder of fiscal 2010.

	Accrual Balance	Fiscal 2010	Fiscal 2010	Accrual Balance
	August 31, 2009	Charges	Paid	February 28, 2010
	(In thousands)
Employee-related costs	$4,448	$1,280	$(1,451)	$4,277
Other costs	390	367	(376)	381
Translation effect	42	—	—	(6)

Restructuring charges	$4,880	$1,647	$(1,827)	$4,652

(16)	ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and recorded $1.4 million and $3.7 million during the three and six months ended February 28, 2010, respectively, of transaction costs for the proposed acquisition of ICO, Inc. (“ICO”) and the subsequent acquisition of McCann Color, Inc. See Note 3 — ICO Acquisition and Note 18 — Subsequent Events.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and is not expected to impact the Company’s consolidated financial statements.

(17)	SHARE REPURCHASE PROGRAM

The Company has approximately 2.9 million shares authorized by the Board of Directors to be repurchased under the Company’s current share repurchase program. The Company did not repurchase any shares of its common stock during the six months ended February 28, 2010. During the six months ended February 28, 2009, the Company repurchased 111,520 shares of common stock at an average price of $14.77 per share.

(18)	SUBSEQUENT EVENTS

On March 1, 2010, the Company announced the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for less than $10 million in cash. McCann Color provides specially formulated color concentrates to match precise customer specifications. Other products and services include UV absorbers, dry color, toll compounding and blending, and flame retardant compounds. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. McCann Color serves customers from its 48,000-square-foot, expandable North Canton facility, which was built in 1998 exclusively to manufacture color concentrates. The facility will complement the Company’s existing masterbatch manufacturing and product development facilities in Akron, Ohio, and San Luis Potosi, Mexico.

On March 1, 2010, the Company also announced the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio and will consolidate production to the McCann Color facility in North Canton. The closure and consolidation of production are expected to be completed by the end of the Company’s current fiscal year, August 31, 2010. The closure is considered a recognized subsequent event; therefore, estimated restructuring expenses of $0.8 million were accrued as of February 28, 2010 and impairment charges of $5.0 million related to the Polybatch Color Center assets were recorded in earnings for the three and six months ended February 28, 2010. Additional information regarding restructuring expenses and asset impairments related to this action is in Note 10 and Note 15.

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
During fiscal 2009, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions were part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. These actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. The Company took these proactive actions to address the then weak global economic conditions and improve the Company’s competitive position. Related to the announcements, management initiated actions that were substantially complete by the end of fiscal 2009; however, the Company expects between approximately $2.0 million to $3.0 million, before income tax, of expense to be recognized primarily during the remainder of fiscal 2010 or early fiscal 2011. The Company recorded restructuring charges of $0.4 million and $0.9 million for the three months and six months ended February 28, 2010, respectively.
On October 26, 2009 the Company announced plans to establish a masterbatch facility in western India to better serve its customers in that region, which the Company regards as a key geographic growth market. The facility initially will consist of one production line and will manufacture the Company’s masterbatch products which serve the packaging, appliance and consumer products markets. The facility’s capacity is projected to be approximately 12 million pounds per year.
On December 2, 2009, the Company announced that it had signed the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, ICO Inc. (“ICO”) and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, to acquire all of ICO’s outstanding shares of common stock and equity interests, including ICO stock options, pending approval of the transaction by ICO shareholders. The Company has received the necessary regulatory approvals. Under the terms of the Merger Agreement, the total consideration to be paid to ICO shareholders is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. The Merger Agreement was filed as an exhibit to the Company’s Form 8-K dated December 3, 2009. In the event that ICO shareholders approve of the Merger Agreement and the merger closes, ICO shareholders will own approximately 16% of the combined company. The transaction is not subject to a financing contingency. The Company intends to pay the cash portion of the purchase price out of its available liquidity.
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
On March 1, 2010, the Company announced the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio and the closure the Company’s Polybatch Color Center located in Sharon Center, Ohio. Production at the Sharon Center site will be consolidated into the McCann Color facility, a 48,000-square-foot, expandable facility built exclusively to manufacture color concentrates. These organizational changes will primarily benefit the Company’s existing masterbatch manufacturing and product development facilities in Akron, Ohio, and San Luis Potosi, Mexico. The Company expects to show an annual operating income improvement of $2 million to $3 million related to these actions, of which the full effect will be realized in fiscal 2011. The Company recorded $0.8 million of restructuring charges and $5.0 million of asset impairment charges during the three months ended February 28, 2010 for the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio.
Results of Operations
The net loss attributable to the Company’s stockholders was $6.8 million and $10.5 million for the three months ended February 28, 2010 and 2009, respectively, an improvement of $3.7 million. Net income attributable to the Company’s stockholders for the six months ended February 28, 2010 was $10.3 million compared to a $2.4 million net loss for the six months ended February 28, 2009, an improvement of $12.7 million. The improvement was primarily the result of favorable product mix, focus on sales of higher margin products, reduced raw material costs through global purchasing measures, limited improvement in customer demand in certain segments and initiatives to right-size capacity in certain markets. Net income or loss was favorably impacted by foreign currency translation gains of $0.9 million and $1.7 million for the three and six months ended February 28, 2010, respectively.
Net sales for the three months ended February 28, 2010 were $331.0 million, an increase of $58.4 million or 21.4% compared with prior year. The increase in sales compared with the prior year was primarily a result of increased sales of higher-priced products. The translation effect of foreign currencies, primarily the euro, increased sales by $18.5 million for the three months ended February 28, 2010. The Company experienced an increase in customer demand in the Europe, Asia, NAEP, and NAMB segments for the second quarter of fiscal 2010 as compared with fiscal 2009; however, this increase was mostly offset by a volume decrease for NADS.
Net sales for the six months ended February 28, 2010 were $693.9 million, an increase of $32.9 million or 5.0% compared with prior year. The increase in sales compared with the prior year was primarily a result of increased sales of higher-priced products and increased customer demand in the Asia and NAMB segments. The translation effect of foreign currencies, primarily the euro, increased sales by $30.2 million for the six months ended February 28, 2010.
A comparison of consolidated sales by segment for the three and six months ended February 28, 2010 and 2009 are as follows:

	Three months ended		Total increase				% Due to
	February 28,		(decrease)		% Due to	% Due to	price/ product
Sales	2010	2009	$	%	tonnage	translation	mix
(In thousands, except for %’s)
Europe	$247,374	$198,646	$48,728	24.5%	1.1%	8.1%	15.3%
NAMB	26,869	23,245	3,624	15.6%	12.2%	6.1%	-2.7%
NAEP	28,778	25,379	3,399	13.4%	3.8%	3.4%	6.2%
NADS	13,581	16,384	(2,803)	-17.1%	-33.0%	0.1%	15.8%
Asia	14,421	8,994	5,427	60.3%	51.1%	0.1%	9.1%

	$331,023	$272,648	$58,375	21.4%	0.5%	6.8%	14.1%

	Six months ended		Total increase				% Due to
	February 28,		(decrease)		% Due to	% Due to	price/ product
Sales	2010	2009	$	%	tonnage	translation	mix
(In thousands, except for %’s)
Europe	$519,317	$479,492	$39,825	8.3%	-1.0%	6.5%	2.8%
NAMB	54,703	51,290	3,413	6.7%	9.0%	-1.8%	-0.5%
NAEP	63,420	69,646	(6,226)	-8.9%	-10.6%	0.2%	1.5%
NADS	27,434	42,355	(14,921)	-35.2%	-33.1%	0.1%	-2.2%
Asia	29,009	18,181	10,828	59.6%	68.2%	0.1%	-8.7%

	$693,883	$660,964	$32,919	5.0%	-2.1%	4.6%	2.5%

The largest market served by the Company is the packaging market. Other markets include automotive, appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and six months ended February 28, 2010 as compared with the same periods last year are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
Packaging	43%	43%	42%	41%
Automotive	13%	10%	13%	13%
Other	44%	47%	45%	46%

	100%	100%	100%	100%

The North America segments include sales to customers in the packaging market which accounted for 33% and 32% for the three and six months ended February 28, 2010, respectively. North America sales to the automotive market amounted to 30% and 32% for the three and six months ended February 28, 2010, respectively. For the Europe segment, sales to customers in the packaging market accounted for approximately 44% and 43% for the three and six months ended February 28, 2010, respectively. The Company’s Asia segment had almost 80% of its sales from the packaging market for both the three and six months ended February 28, 2010.
The majority of the Company’s sales for the three and six months ended February 28, 2010 and 2009 can be classified into five primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended February 28,
Product Family	2010		2009
	(In thousands, except for %’s)
Color and additive concentrates	$145,630	44%	$118,999	44%
Polyolefins	92,491	28	78,295	29
Engineered compounds	69,533	21	52,913	19
Polyvinyl chloride (PVC)	8,727	2	8,155	3
Tolling	2,334	1	3,891	1
Other	12,308	4	10,395	4

	$331,023	100%	$272,648	100%

	Six months ended February 28,
Product Family	2010		2009
	(In thousands, except for %’s)
Color and additive concentrates	$305,512	44%	$268,377	41%
Polyolefins	186,220	27	199,633	30
Engineered compounds	152,532	22	138,908	21
Polyvinyl chloride (PVC)	18,510	2	20,847	3
Tolling	5,040	1	6,462	1
Other	26,069	4	26,737	4

	$693,883	100%	$660,964	100%

A comparison of gross profit dollars and percentages by segment for the three and six months ended February 28, 2010 and 2009 is as follows:

	Three months ended February 28,		Increase (decrease)
	2010	2009	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$41,525	$26,552	$14,973	56.4%
NAMB	3,141	230	2,911	1,265.7
NAEP	2,916	572	2,344	409.8
NADS	1,637	1,300	337	25.9
Asia	2,118	619	1,499	242.2

Consolidated	$51,337	$29,273	$22,064	75.4%

Gross profit %
Europe	16.8%	13.4%
NAMB	11.7%	1.0%
NAEP	10.1%	2.3%
NADS	12.1%	7.9%
Asia	14.7%	6.9%
Consolidated	15.5%	10.7%

	Six months ended February 28,		Increase (decrease)
	2010	2009	$	%
	(In thousands, except for %’s)
Gross profit $
Europe	$92,057	$60,950	$31,107	51.0%
NAMB	6,643	2,520	4,123	163.6
NAEP	7,612	3,328	4,284	128.7
NADS	3,401	3,145	256	8.1
Asia	4,781	1,332	3,449	258.9

Consolidated	$114,494	$71,275	$43,219	60.6%

Gross profit %
Europe	17.7%	12.7%
NAMB	12.1%	4.9%
NAEP	12.0%	4.8%
NADS	12.4%	7.4%
Asia	16.5%	7.3%
Consolidated	16.5%	10.8%
The gross profit percentage for Europe for the three months ended February 28, 2010 increased to 16.8% compared with 13.4% for the same period in the prior year while gross profit dollars increased by $15.0 million, or 56.4%. For the six months ended February 28, 2010, the gross profit percentage was 17.7% compared to 12.7% for the same period prior year. The Company was able to increase its gross profit dollars and percentages in the European segment compared with the prior year primarily through favorable product mix and the realization of cost-reduction initiatives, including leveraging the Company’s global purchasing position, implemented in fiscal 2009. The initiatives implemented in fiscal 2009 favorably impacted the Europe capacity utilization, increasing to 92% for the six months ended February 28, 2010 compared with 69% for the same period last year. European gross profits were positively impacted by foreign currency translation gains of $2.7 million and $5.8 million for the three and six months ended February 28, 2010, respectively.
The gross profit dollars for the NAMB business have increased by $2.9 million and $4.1 million for the three and six months ended February 28, 2010, respectively, compared with the same periods last year. The increase was the result of volume increases reflecting improvement in customer demand as compared with the prior year. In addition, fiscal 2009 gross profit for NAMB includes approximately $0.5 million and $0.9 million for the three and six months ended February 28, 2009, respectively, of startup costs without sales related to the Company’s new masterbatch facility in Akron, Ohio. In addition, the effect of foreign currency translation gains increased gross profit by $0.3 million for the three months ended February 28, 2010. Gross profit for the six months ended February 28, 2010 was negatively impacted by foreign currency translation losses of $0.2 million.
The gross profit dollars for the NAEP business have increased by $2.3 million and $4.3 million for the three and six months ended February 28, 2010, respectively, compared with the same periods last year. The increase in gross profit dollars and percentages for NAEP are primarily the result of improved utilization of the NAEP facilities due to restructuring efforts to reduce capacity and headcount in this segment as well as the focus on higher value-added products. These reductions in capacity and headcount improved the segment’s cost structure enabling NAEP to increase gross profit dollars and percentages despite volume decreases for the six months ended February 28, 2010 due to continued weak economic conditions. Customer demand for NAEP products was positively affected in the first quarter by temporary initiatives enacted by the government of the United States to stimulate sales activity in the automotive industry during the quarter.
Gross profits dollars for the NADS business increased $0.3 million for both the three and six months ended February 28, 2010, representing increases of 25.9% and 8.1%, respectively, compared to prior year. The NADS segment was able to increase margins despite declines in net sales of 17.1% and 35.2% for the three and six months ended February, respectively, as a result of a favorable product mix.

Overall, gross profit for the North American businesses, including NAMB, NAEP and NADS, increased $5.6 million and $8.7 million, respectively, for the three and six months ended February 28, 2010 compared with similar periods in the prior year.
The Company’s Asia segment gross profit dollars increased $1.5 million and $3.4 million for the three and six months ended February 28, 2010, respectively. The increase in gross profit dollars in the second quarter of fiscal 2010 is attributable to increased customer demand in the Asian marketplace, which resulted in capacity utilization improvements of 30 percentage points and 36 percentage points for the three and six months ended February 28, 2010, respectively, compared with the prior year. Gross profit in the Asia segment was also positively impacted by reduced manufacturing costs and increased use of locally sourced raw materials. The Asia segment is primarily in the packaging market.
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three and six months ended February 28, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
Europe	87%	65%	92%	69%
NAMB	66%	49%	68%	66%
NAEP	65%	45%	74%	66%
Asia	74%	44%	80%	44%
Worldwide	82%	59%	86%	67%
Europe capacity utilization increased primarily as a result of increased levels of customer demand during the quarter compared with the same period last year and as a result of the Company’s fiscal 2009 initiative to right-size the capacity in this segment. The capacity utilization for NAMB increased as compared to prior year due to relative improvements in the North American market place as well as a result of the Akron, Ohio plant, which became fully operational and started producing in the third quarter of fiscal 2009. Capacity utilization for the NAEP segment increased from fiscal 2009 as a result of increased customer demand in the second quarter of fiscal 2010 compared to last year as well as reductions in capacity to focus on higher value-added products. The Company’s Asia segment experienced significantly higher capacity utilization as a result of a rebound in the local Asian markets. Overall worldwide utilization increased compared with the prior year reflecting an improved marketplace and successful capacity right-sizing actions taken during the second and third quarters of fiscal 2009.
The changes in selling, general and administrative expenses for the three months ended February 28, 2010 compared with the three months ended February 28, 2009 are summarized as follows:

	Three months ended February 28, 2010
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)

Total change in selling, general and administrative expenses	$11,316	30.2%
Less the effect of foreign currency translation	2,173	5.8

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$9,143	24.4%

Selling, general and administrative expenses for the three months ended February 28, 2010 increased $9.1 million, excluding the effect of foreign currency exchange, compared with the same period last fiscal year. As a percent of sales, selling, general and administrative expenses for the three months ended February 28, 2010 increased to 14.7% from 13.7% in the prior year comparable period. The increase was due to a $4.4 million increase in bad debt expense primarily in Europe due to a certain customer’s financial difficulties, $1.4 million of acquisition related costs and a $3.4 million increase in accrued incentive compensation expense as a result of improved operating results. In addition, selling, general and administrative expenses were impacted by an increase of $1.9 million in stock-based compensation expense primarily as a result of mark-to-market adjustments of restricted stock units as a result of increases in the Company’s stock price. These increases were partially offset by a $2.4 million decrease in consulting costs recorded in fiscal 2009 for consolidation of back-office operations and strategic alternatives which were not incurred in fiscal 2010.
The changes in selling, general and administrative expenses for the six months ended February 28, 2010 compared with the six months ended February 28, 2009 are summarized as follows:

	Six months ended February 28, 2010
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)

Total change in selling, general and administrative expenses	$17,271	23.9%
Less the effect of foreign currency translation	3,723	5.2

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$13,548	18.7%

Selling, general and administrative expenses for the six months ended February 28, 2010 increased $13.5 million, excluding the effect of foreign currency exchange, compared with the same period last fiscal year. As a percent of sales, selling, general and administrative expenses for the six months ended February 28, 2010 increased to 12.9% from 10.9% in the prior year comparable period. The increase was due to a $5.4 million increase in bad debt expense primarily in Europe due to a certain customer’s financial difficulties, $3.7 million of acquisition related costs and a $4.7 million increase in accrued incentive compensation expense as a result of improved operating results. In addition, selling, general and administrative expenses were impacted by an increase of $2.7 million in stock-based compensation expense primarily as a result of mark-to-market adjustments of restricted stock units as a result of increases in the Company’s stock price. These increases were partially offset by a $5.0 million decrease in consulting costs recorded in fiscal 2009 for consolidation of back-office operations and strategic alternatives which were not incurred in fiscal 2010.
Interest expense was essentially unchanged for the three ended February 28, 2010, as compared with last year. Interest expense declined by approximately $0.2 million for the six months ended February 28, 2010, as compared with the same period last year, due to lower borrowing rates.
The decrease in interest income for the three and six months ended February 28, 2010 as compared to the same periods in fiscal 2009 was due primarily to lower average interest rates for the Company’s cash and cash equivalent accounts.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction gains of $0.2 million and $0.1 million for the three and six months ended February 28, 2010, respectively. The Company experienced foreign currency transaction gains of $1.3 million and $8.6 million in foreign currency transaction gains for the three and six months ended February 28, 2009, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the three and six months ended February 28, 2010 was $0.7 million and $1.9 million, respectively. Operating income for the six months ended February 28, 2010 includes $1.0 million of income from the cancellation of European supplier distribution agreements.
Restructurings
On March 1, 2010, the Company announced the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The Company recorded estimated restructuring expenses related to the closure of $0.8 million which was included in the Company’s statement of operations for the three and six months ended February 28, 2010. The Company expects additional charges related to this initiative to range from approximately $0.5 million to $1.0 million, before income tax, to be recognized primarily during the remainder of fiscal 2010 and early fiscal 2011.
During fiscal 2009, the Company announced various plans to realign its domestic and international operations to strengthen the Company’s performance and financial position. The Company initiated these proactive actions to address the then weak global economic conditions and improve the Company’s competitive position. The actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. In addition, in fiscal 2010, the Company completed the previously announced consolidation of its back-office operations in Europe, which include finance and accounting functions, to a shared service center located in Belgium.
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
The Company recorded approximately $0.3 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the three months ended February 28, 2010. The Company recorded approximately $0.5 million for employee-related costs and $0.3 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during the six months ended February 28, 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded for the six months ended February 28, 2010. Nearly all restructuring charges recorded for the Fiscal 2009 Plan during the three and six months ended February 28, 2010 were related to the Europe segment; however, minimal charges were also recorded related the NAEP segment.
At February 28, 2010, approximately $1.3 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid throughout fiscal 2010.
The Company expects additional charges to continue into fiscal 2010 related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations. These plans are expected to be completed primarily in fiscal 2010. In total, the Company expects charges related to these initiatives, and other remaining 2009 initiatives to range from approximately $2.0 million to $3.0 million, before income tax, to be recognized primarily during the remainder of fiscal 2010 or early 2011.
In January 2008, the Company announced actions in its continuing effort to improve the profitability of its North American operations which included the shut down of its manufacturing facility in St. Thomas, Ontario, Canada. The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010. The Company recorded minimal charges related to the fiscal 2008 initiatives during the six months ended February 28, 2010. Approximately $0.2 million remains accrued for employee-related costs at February 28, 2010 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the six months ended February 28, 2009. The charges recorded in fiscal 2010 and 2009 were related to the NAEP segment.

The following table summarizes the liabilities as of February 28, 2010 related to the Company’s restructuring plans. This includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, which the Company expects to pay during the remainder of fiscal 2010.

	Accrual Balance	Fiscal 2010	Fiscal 2010	Accrual Balance
	August 31, 2009	Charges	Paid	February 28, 2010
	(In thousands)
Employee-related costs	$4,448	$1,280	$(1,451)	$4,277
Other costs	390	367	(376)	381
Translation effect	42	—	—	(6)

Restructuring charges	$4,880	$1,647	$(1,827)	$4,652

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairment, curtailment gain or foreign currency transaction gains or losses. Certain portions of the Company’s North American operations are not managed separately and are included in All Other North America. The Company also includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the three North American segments. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.
A reconciliation of operating income (loss) by segment to consolidated income (loss) from continuing operations before taxes is presented below:

	Three months ended			Six months ended
	February 28,		Increase	February 28,		Increase
	2010	2009	(decrease)	2010	2009	(decrease)
	(In thousands)
Europe	$9,235	$4,795	$4,440	$34,390	$18,827	$15,563
NAMB	1,419	(835)	2,254	3,909	(143)	4,052
NAEP	538	(3,386)	3,924	2,710	(4,311)	7,021
NADS	932	15	917	1,810	938	872
Asia	564	(315)	879	1,678	(462)	2,140
All other North America	(2,673)	(2,699)	26	(5,342)	(5,708)	366
Corporate and other	(7,442)	(5,750)	(1,692)	(14,176)	(10,110)	(4,066)
Interest expense, net	(938)	(564)	(374)	(1,739)	(964)	(775)
Foreign currency transaction gains (losses)	180	1,342	(1,162)	77	8,648	(8,571)
Other income (expense)	659	790	(131)	1,886	1,012	874
Curtailment gain	—	2,609	(2,609)	—	2,609	(2,609)
Asset impairment	(5,281)	(2,179)	(3,102)	(5,331)	(2,179)	(3,152)
Restructuring expense	(1,218)	(4,648)	3,430	(1,647)	(5,249)	3,602

Income (loss) from continuing operations before taxes	$(4,025)	$(10,825)	$6,800	$18,225	$2,908	$15,317

Operating income (loss) for the North America segments including discontinued operations is presented below:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Segment operating income (loss)
NAMB	$1,419	$(835)	$3,909	$(143)
NAEP	538	(3,386)	2,710	(4,311)
NADS	932	15	1,810	938
All other North America	(2,673)	(2,699)	(5,342)	(5,708)
Discontinued operations	12	(980)	9	(2,047)

	$228	$(7,885)	$3,096	$(11,271)

European operating income increased $4.4 million and $15.6 million for the three and six months ended February 28, 2010, respectively. The increase was primarily due to the improvement in gross profit percentage in the European segment primarily through favorable product mix and the realization of cost-reduction initiatives implemented in the second quarter of fiscal 2009. The increases in gross profit of $12.3 million and $25.3 million for the three and six months ended February 28, 2010, respectively, were partially offset by increases in selling, general and administrative expenses of $8.5 million and $11.8 million for the corresponding periods, both excluding the impact of foreign currency. As noted earlier, the increase in selling, general and administrative expense was primarily due to increases in bad debt expense, employee incentive compensation and stock-based compensation expense. European operating income was favorably impacted by foreign currency translation gains of $0.6 million and $2.1 million for the three and six months ended February 28, 2010, respectively.
The combined operating income for the North American businesses, including NAMB, NAEP, NADS, All other North America and discontinued operations, was $0.2 million and $3.1 million for the three and six months ended February 28, 2010, respectively, compared with operating losses of $7.9 million and $11.3 million for the three and six months ended February 28, 2009, respectively, an improvement of $8.1 million and $14.4 million, respectively. This significant improvement was the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009 and the Company’s focus on value-added products.
Operating income for NAMB increased $2.3 million and $4.1 million for the three and six months ended February 28, 2010, respectively, compared with same three and six month periods in the prior year. The increase was primarily a result of increases of $2.9 million and $4.1 million in gross profit partially offset by increases of $0.7 million and $0.1 million in selling, general and administrative costs for the three and six months ended February 28, 2010, respectively. The improvement in gross profit was partially the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009.
In the second quarter of fiscal 2010, the NAEP segment operating income was $0.5 million compared with an operating loss of $3.4 million in the second quarter of fiscal 2009. Operating income for the first six months of fiscal 2010 was $2.7 million compared with a $4.3 million operating loss for the same period in fiscal 2009. The improvement was primarily the result of increases in gross profit of $2.3 million and $4.3 million and the decline of selling, general and administrative costs of $1.6 million and $2.7 million for the three and six months ended February 28, 2010, repectively. Selling, general and administrative costs reflect the fiscal 2009 restructuring initiatives which realigned the NAEP sales, marketing and technical customer service teams and enabled them to more effectively focus its customer support on core markets.
Operating income for NADS was $0.9 million and $1.8 million for the three and six months ended February 28, 2010, respectively, representing an increase over fiscal 2009 of $0.9 million for both periods. NADS benefited from increases in gross profit and decreased selling, general and administrative costs for the three and six months ended February 28, 2010.
The Asian segment had operating income of $0.6 million and $1.7 million for the three and six months ended February 28, 2010, respectively, compared with operating losses of $0.3 million and $0.5 million for the same periods in the prior year. The increase in operating income was primarily the result of improvement in gross profit due to increased customer demand as discussed previously. The gross profit increase was offset by increased selling, general and administrative costs of $0.6 million and $1.3 million for the three and six months ended February 28, 2010, respectively.

Corporate and other includes expenses for compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees. The increases in Corporate and other expenses of $1.7 million and $4.1 million for the three and six month periods ended February 28, 2010, respectively, as compared to the prior year were due to acquisition costs related to the ICO and McCann Color transactions, increases in employee incentive compensation and stock-based compensation expense partially offset by decreases in consulting costs recorded in fiscal 2009 for consolidation of back-office operations and strategic alternatives which were not incurred in fiscal 2010.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 28, 2010 and 2009 is as follows:

	Three months ended		Three months ended
	February 28, 2010		February 28, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$(1,409)	35.0%	$(3,789)	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,300)	82.0	(2,241)	20.7
U.S. and foreign losses with no tax benefit	3,813	(94.7)	4,560	(42.1)
U.S. restructuring and other U.S. unusual charges with no benefit	2,529	(62.8)	517	(4.8)
Italy valuation allowance	984	(24.5)	—	—
Establishment (resolution) of uncertain tax positions	23	(0.6)	15	(0.1)
Other	154	(3.8)	(44)	0.4

Total income tax expense (benefit)	$2,794	(69.4)%	$(982)	9.1%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 28, 2010 and 2009 is as follows:

	Six months ended		Six months ended
	February 28, 2010		February 28, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$6,379	35.0%	$1,018	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(8,639)	(47.4)	(6,107)	(210.1)
U.S. and foreign losses with no tax benefit	5,532	30.4	7,709	265.1
U.S. restructuring and other U.S. unusual charges with no benefit	3,351	18.4	543	18.7
Italy valuation allowance	984	5.4	—	—
Establishment (resolution) of uncertain tax positions	23	0.1	98	3.4
Other	276	1.5	92	3.2

Total income tax expense	$7,906	43.4%	$3,353	115.3%

The effective tax rate for the three months ended February 28, 2010 is less than the U.S. statutory rate primarily because no tax benefits were recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. These unfavorable effects on the Company’s effective tax rate were partially offset by the Company’s overall foreign rate being less than the U.S. statutory rate. As compared with the effective tax rate for the three months ended February 28, 2009, the current quarter’s effective tax rate is driven by an increase in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefit.

The effective tax rate for the six months ended February 28, 2010 is greater than the U.S. statutory rate primarily because no tax benefits were recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. These unfavorable effects on the Company’s effective tax rate were partially offset by the Company’s overall foreign rate being less than the U.S. statutory rate. As compared with the effective tax rate for the six months ended February 28, 2009, the current period’s effective tax rate is driven by a decrease in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefit.
During the quarter, the Company established a valuation allowance against the deferred tax assets of its Italian entity due to the recent losses in that jurisdiction. The impact of recording the valuation allowance was approximately $2.3 million of additional tax expense. The Company will continue to maintain a valuation allowance against these deferred tax assets until it is more-likely than not that the Company will realize a benefit through the reduction of future tax liabilities.
Noncontrolling interests represent a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
The translation effect of foreign currencies increased net income by $0.9 million and $1.7 million for the three and six months ended February 28, 2010, respectively.
Discontinued operations reflect the operating results for the former Invision segment of the Company’s business. During fiscal 2010, the Company completed the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility.
The Company uses the following non-GAAP financial measures of net income excluding certain items and net income per diluted share excluding certain items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. The Company believes that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures.

The table below reconciles net income (loss) excluding certain items and net income (loss) per diluted share excluding certain items to net income (loss) and net income (loss) per diluted share.

	Three months ended		Three months ended
	February 28, 2010		February 28, 2009
		Diluted EPS		Diluted EPS
Net Income (loss) and Earnings Per Share Reconciliation	Income (loss)	impact	Income (loss)	impact
	(In thousands, except per share data)
Net income (loss) attributable to A. Schulman, Inc. common stockholders	$(6,775)	$(0.26)	$(10,528)	$(0.41)

Adjustments, net of tax, per diluted share:
Asset impairment	5,187		1,863
Tax valuation allowance	2,252		—
Costs related to proposed acquisitions	1,421		—
Restructuring expense	1,083		4,070
Accelerated depreciation, included in cost of sales	—		474
Curtailment gain	—		(2,609)

Net income (loss) attributable to A. Schulman, Inc. common stockholders before certain items	$3,168	$0.12	$(6,730)	$(0.26)

Weighted-average number of shares outstanding — diluted		25,916		25,753

	Six months ended		Six months ended
	February 28, 2010		February 28, 2009
		Diluted EPS		Diluted EPS
Net Income (loss) and Earnings Per Share Reconciliation	Income (loss)	impact	Income (loss)	impact
	(In thousands, except per share data)
Net income (loss) attributable to A. Schulman, Inc. common stockholders	$10,258	$0.39	$(2,368)	$(0.09)

Adjustments, net of tax, per diluted share:
Asset impairment	5,237		1,863
Costs related to proposed acquisitions	3,687		—
Tax valuation allowance	2,252		—
Restructuring expense	1,382		4,505
Accelerated depreciation, included in cost of sales	48		474
Curtailment gain	—		(2,609)
Other employee termination costs	—		101

Net income (loss) attributable to A. Schulman, Inc. common stockholders before certain items	$22,864	$0.87	$1,966	$0.07

Weighted-average number of shares outstanding — diluted		26,346		25,781
Liquidity and Capital Resources
Net cash provided from operations was $8.1 million and $94.7 million for the six months ended February 28, 2010 and 2009, respectively. The decrease from last year was due to an increase in total working capital days since August 31, 2009, resulting from an increase in inventory and accounts receivable. The increase in accounts receivable was primarily driven by higher sales in the second quarter of fiscal 2010 versus the fourth quarter of fiscal 2009. The increase in inventory was partially the result of inventory pre-buying, primarily in Europe, given increased demand, difficulty in obtaining materials and in anticipation of higher resin pricing. Additionally, inventory increased as general business conditions improved. In the first six months of fiscal 2009, working capital had decreased dramatically from August 31, 2008 balances, which favorably impacted cash flow from operations.

The Company’s approximate working capital days are summarized as follows:

	February 28,	August 31,	February 28,
	2010	2009	2009
Days in receivables	57	58	65
Days in inventory	53	46	52
Days in payables	43	44	33
Total working capital days	67	60	83
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	February 28,	August 31,
	2010	2009	$ Change	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$215.6	$228.7	$(13.1)	-6%
Working capital, excluding cash	$144.4	$133.1	$11.3	8%
Long-term debt	$98.4	$102.3	$(3.9)	-4%
Total debt	$105.9	$104.8	$1.1	1%
Net debt (net cash)*	$(109.7)	$(123.9)	$14.2	-11%
Total A. Schulman, Inc. stockholders’ equity	$357.4	$366.1	$(8.7)	-2%

*	Total debt less cash and cash equivalents
The Company’s cash and cash equivalents decreased approximately $13.1 million from August 31, 2009, which the weakening euro accounted for almost all of the decline. Working capital, excluding cash, was $144.4 million at February 28, 2010, an increase of $11.3 million from August 31, 2009. The primary reason for the increase in working capital was the increase in accounts receivable of $4.3 million and the increase in inventory of $26.9 million offset by an increase of $5.8 million in accounts payable since August 31, 2009. The translation effect of foreign currencies, primarily the euro, decreased accounts receivable by $7.2 million and inventory by $6.4 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $11.5 million, or 5.6%, and inventory increased approximately $33.3 million, or 24.9%. The increase in accounts receivable was primarily due due to increased sales. The increase in inventory was partially the result of inventory pre-buying, primarily in Europe, as already noted. Additionally, inventory increased as general business conditions improved. The increase in accounts payable was primarily the result of increased inventory purchases.
The Company’s total long-term debt decreased by $3.9 million during the six months ended February 28, 2010. The decrease was the result of the translation effect of foreign currencies. There were no additional borrowings during the six months ended February 28, 2010.
Capital expenditures for the six months ended February 28, 2010 were $8.6 million compared with $17.1 million last year. Fiscal 2010 capital expenditures relate primarily to various projects in Europe. The first half of fiscal 2009 included capital expenditures for the completion of the new Akron, Ohio plant and the addition of a new smaller line in the Nashville, Tennessee plant which replaced an older inefficient line in fiscal 2009.
The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of February 28, 2010, the Company was not in violation of any of its covenants relating to the Credit Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 28, 2010.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. At February 28, 2010, approximately $5.0 million was outstanding under the Credit Facility, which is included in notes payable in the Company’s consolidated balance sheet due to the short-term maturity of the Credit Facility as of February 28, 2010.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $68.3 million at February 28, 2010. The fair market value of the Euro Notes is approximately €53.1 million at February 28, 2010, which approximates $72.0 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of February 28, 2010, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 28, 2010.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had approximately $8.5 million of uncollateralized short-term lines of credit from various domestic banks at February 28, 2010. At February 28, 2010, there were no borrowings outstanding under these lines of credit.
The Company had approximately $24.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at February 28, 2010. There was approximately $2.5 million outstanding under these lines of credit at February 28, 2010.
Below summarizes the Company’s available funds as of February 28, 2010 and August 31, 2009.

	February 28, 2010	August 31, 2009
	(In millions)
Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$24.0	$41.3

Total gross available funds from credit lines	$292.5	$309.8

Credit Facility	5.0	—
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	2.5	2.5

Total borrowings outstanding	$7.5	$2.5

Credit Facility	$255.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$8.5	$8.5
Uncollateralized short-term lines of credit — Foreign	$21.5	$38.8

Total net available funds from credit lines	$285.0	$307.3

The Company’s net debt, defined as debt minus cash, was in a net cash position of $109.7 million at February 28, 2010 which declined $14.2 million compared with the August 31, 2009 net cash of $123.9 million as a result of working capital increases offset and foreign currency translation losses partially offset by cash provided from earnings.
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
During the six months ended February 28, 2010, the Company declared and paid quarterly cash dividends of $0.30 per common share. The total amount of these dividends was $8.0 million. Cash has been sufficient to fund the payment of these dividends. On March 31, 2010, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable May 3, 2010 to stockholders of record on April 19, 2010.
No shares were repurchased during the three and six months ended February 28, 2010. During the three and six months ended February 28, 2009, the Company repurchased 33,000 and 111,520 shares of common stock, at an average price of $13.02 and $14.77 per share, respectively. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.
The Company has foreign currency exposures primarily related to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Chinese yuan, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the euro as its functional currency. The change in the value of the U.S. dollar during the six months ended February 28, 2010 decreased this account by $13.5 million which was primarily the result of a 5.3% decrease in the value of the euro since August 31, 2009 to a spot rate of 1.357 euros to 1 U.S. dollar as of February 28, 2010.
Contractual Obligations
As of February 28, 2010, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2009 Annual Report.
Operating lease information is provided in Footnote 13 to the consolidated financial statements in the Company’s 2009 Annual Report on Form 10-K as there has been no significant changes.
The Company’s outstanding commercial commitments at February 28, 2010 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2010.

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
New Accounting Pronouncements
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and recorded $1.4 million and $3.7 million during the three and six months ended February 28, 2010, respectively, of transaction costs for the proposed acquisition of ICO, Inc. (“ICO”) and the subsequent acquisition of McCann Color, Inc.
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
In January 2010, the FASB issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and is not expected to impact the Company’s consolidated financial statements.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. At February 28, 2010, the Company had $5.0 million outstanding against its Credit Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
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
PART II — OTHER INFORMATION
Items 1, 3 and 4 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.
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
We may fail to realize all of the anticipated benefits of acquisitions, which could reduce our profitability.
We expect that acquisitions will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenses on the part of both ourselves and the acquisitions. Personnel may leave or be terminated because of the acquisitions. Our management may have its attention diverted while trying to integrate the acquired companies. In addition, we may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities including retaining acquired current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. If these factors limit our ability to integrate the operations of the acquired companies successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, may not be met. In addition, our growth and operating strategies for the acquired businesses may be different from the strategies that the acquired companies are currently is pursuing.
If the ICO merger is approved, our stockholders’ ownership percentage after the merger will be diluted and the merger could result in dilution to our earnings per share.
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
The Company’s purchases of its common stock under the 2008 repurchase program during the second quarter of fiscal 2010 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,906,966
December 1-31, 2009	—	$—	—	2,906,966
January 1-31, 2010	—	$—	—	2,906,966
February 1-28, 2010	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

Item 5 — Other Information.
The Company’s Annual Meeting of Stockholders was held on December 10, 2009.
The following matters were voted on at the annual meeting of stockholders:
(1)	Election of Directors:

			Broker
Director Name	Votes For	Votes Withheld	Non-Votes
David G. Birney	24,006,331	738,243	—
Howard R. Curd	23,791,158	953,416	—
Michael A. McManus	22,666,908	2,077,666	—
Ernest J. Novak	23,690,809	1,053,765	—
Dr. Irvin D. Reid	24,183,361	561,213	—
John B. Yasinsky	22,766,007	1,978,567	—
Other directors whose term of office continued after the 2009 Annual Meeting of Stockholders:
Michael Caporale, Jr.
Joseph M. Gingo
Lee D. Meyer
James A. Mitarotonda
Stanley W. Silverman

(2)	The ratification of the selection of PricewaterhouseCoopers LLP as A. Schulman’s independent registered public accounting firm for the fiscal year ending August 31, 2010:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
23,985,534	730,636	28,404	—
(3)	The adoption and approval of the A. Schulman’s 2009 Employee Stock Purchase Plan:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
21,767,699	264,587	1,043,698	1,668,590
Item 6 — Exhibits
(a)	Exhibits

Exhibit Number	Exhibit
2	Agreement and Plan of Merger, dated as of December 2, 2009, by and between the Company, Wildcat Spider, LLC and ICO, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2009).

3.1	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of A. Schulman (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2009).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2010	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer, Vice President and
Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)