Form 10-Q
period 2010-05-31
SCHULMAN A INC
filed 2010-07-08
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2010 — 31,483,097.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	Unaudited
	(In thousands, except per share data)

Net sales	$420,335	$297,644	$1,114,218	$958,609
Cost of sales	361,450	251,111	940,839	840,801
Selling, general and administrative expenses	43,531	32,861	133,046	105,106
Interest expense	1,159	1,192	3,349	3,587
Interest income	(201)	(530)	(652)	(1,961)
Foreign currency transaction (gains) losses	468	2,430	389	(6,218)
Other (income) expense	(269)	(1,218)	(2,155)	(2,231)
Curtailment gain	—	—	—	(2,609)
Asset impairment	300	283	5,631	2,462
Restructuring expense	862	981	2,509	6,230

	407,300	287,110	1,082,956	945,167

Income from continuing operations before taxes	13,035	10,534	31,262	13,442
Provision for (benefit from) U.S. and foreign income taxes	(12,890)	1,971	(4,984)	5,324

Income from continuing operations	25,925	8,563	36,246	8,118
Income (loss) from discontinued operations, net of tax of $0	(23)	(823)	(14)	(2,870)

Net income	25,902	7,740	36,232	5,248
Noncontrolling interests	(141)	(291)	(211)	(141)

Net income attributable to A. Schulman, Inc.	25,761	7,449	36,021	5,107
Preferred stock dividends	—	(13)	—	(40)

Net income attributable to A. Schulman, Inc. common stockholders	$25,761	$7,436	$36,021	$5,067

Weighted-average number of shares outstanding:
Basic	27,896	25,789	26,552	25,783
Diluted	28,275	25,939	26,901	25,962

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$0.92	$0.32	$1.36	$0.31
Income (loss) from discontinued operations	—	(0.03)	—	(0.11)

Net income attributable to common stockholders	$0.92	$0.29	$1.36	$0.20

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$0.91	$0.32	$1.34	$0.31
Income (loss) from discontinued operations	—	(0.03)	—	(0.11)

Net income attributable to common stockholders	$0.91	$0.29	$1.34	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2010	2009
	Unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,777	$228,674
Accounts receivable, less allowance for doubtful accounts of $14,319 at May 31, 2010 and $10,279 at August 31, 2009	287,694	206,450
Inventories, average cost or market, whichever is lower	216,195	133,536
Prepaid expenses and other current assets	28,007	20,779

Total current assets	623,673	589,439

Other assets:
Cash surrender value of life insurance	3,546	3,101
Deferred charges and other assets	22,490	23,715
Goodwill	81,753	11,577
Intangible assets	77,859	217

	185,648	38,610

Property, plant and equipment, at cost:
Land and improvements	31,300	16,236
Buildings and leasehold improvements	156,664	147,121
Machinery and equipment	355,146	345,653
Furniture and fixtures	36,273	39,581
Construction in progress	9,307	4,546

	588,690	553,137
Accumulated depreciation and investment grants of $756 at May 31, 2010 and $988 at August 31, 2009	346,140	383,697

Net property, plant and equipment	242,550	169,440

Total assets	$1,051,871	$797,489

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$50,219	$2,519
Accounts payable	198,892	147,476
U.S. and foreign income taxes payable	7,270	8,858
Accrued payrolls, taxes and related benefits	43,517	36,207
Other accrued liabilities	47,252	32,562

Total current liabilities	347,150	227,622

Long-term debt	95,741	102,254
Other long-term liabilities	84,471	92,688
Deferred income taxes	27,610	3,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding — 15 shares at May 31, 2010 and August 31, 2009	2	2
Common stock $1 par value, authorized — 75,000,000 shares, issued — 47,692,355 shares at May 31, 2010 and 42,295,492 shares at August 31, 2009	47,692	42,295
Other capital	248,860	115,358
Accumulated other comprehensive income	1,481	38,714
Retained earnings	516,564	492,513
Treasury stock, at cost, 16,207,011 shares at May 31, 2010 and August 31, 2009	(322,812)	(322,812)

Total A. Schulman, Inc. stockholders’ equity	491,787	366,070
Noncontrolling interests	5,112	4,901

Total equity	496,899	370,971

Total liabilities and equity	$1,051,871	$797,489

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2010	2009
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$36,232	$5,248
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization, including $69 and $1,185 of accelerated depreciation related to restructuring in fiscal 2010 and 2009, respectively	17,492	19,111
Deferred tax provision	(21,486)	(307)
Pension, postretirement benefits and other deferred compensation	3,083	923
Net (gains) losses on asset sales	(230)	162
Curtailment gain	—	(2,609)
Asset impairment	5,635	2,462
Changes in assets and liabilities:
Accounts receivable	(40,703)	85,259
Inventories	(56,429)	82,381
Accounts payable	29,237	(38,229)
Restructuring accrual	(1,870)	2,381
Income taxes	3,433	4,768
Accrued payrolls and other accrued liabilities	1,342	(9,153)
Changes in other assets and other long-term liabilities	(779)	(1,772)

Net cash provided from (used in) operating activities	(25,043)	150,625

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(13,890)	(21,951)
Proceeds from the sale of assets	1,713	744
Business acquisitions, net of cash acquired	(99,223)	—

Net cash used in investing activities	(111,400)	(21,207)

Provided from (used in) financing activities:
Cash dividends paid	(11,970)	(11,855)
Increase (decrease) in notes payable	5,995	(7,156)
Repayments on long-term debt	(19,260)	—
Borrowings on revolving credit facilities	65,500	19,000
Repayments on revolving credit facilities	(27,500)	(19,000)
Cash distributions to noncontrolling interest shareholders	—	(980)
Common stock issued, net	3,100	(34)
Purchase of treasury stock	—	(1,646)

Net cash provided from (used in) financing activities	15,865	(21,671)

Effect of exchange rate changes on cash	(16,319)	(2,958)

Net increase (decrease) in cash and cash equivalents	(136,897)	104,789

Cash and cash equivalents at beginning of period	228,674	97,728

Cash and cash equivalents at end of period	$91,777	$202,517

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL
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
The results of operations for the three and nine months ended May 31, 2010 are not necessarily indicative of the results expected for the year ending August 31, 2010.
The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, except for the adoption of new accounting pronouncements related to business combinations, noncontrolling interests and the codification of authoritative U.S. GAAP. The adoption of these accounting pronouncements is discussed in Note 17.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2010 presentation.
(2)	CASH AND CASH EQUIVALENTS
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $91.8 million as of May 31, 2010 and $228.7 million as of August 31, 2009. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of May 31, 2010 and August 31, 2009, the Company did not hold any short-term investments.
(3)	ACQUISITIONS
McCann Color, Inc.
On March 1, 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for $8.8 million in cash. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The operations serve customers from its 48,000-square-foot, expandable North Canton facility, which was built in 1998 exclusively to manufacture color concentrates. The facility complements the Company’s existing North American masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas. The results of operations from the McCann Color acquisition are included in the accompanying consolidated financial statements for the period from the acquisition date, March 1, 2010, and are reported in the North America Masterbatch segment.
The acquisition was accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) revised accounting standard for business combinations, which the Company adopted as of the beginning of fiscal 2010. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $2.0 million and $0.5 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $4.0 million related to intellectual property and customer relationships are being amortized over their estimated useful lives. Goodwill of $3.3 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets and goodwill acquired are fully evaluated by the Company and independent valuations are complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ICO, Inc.
On April 30, 2010, the Company acquired ICO, Inc. (“ICO”) through a merger by and among the Company, ICO and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, and which is now known as ICO-Schulman, LLC, pursuant to the terms of the December 2, 2009 Agreement and Plan of Merger (“Merger Agreement”). The results of ICO’s operations have been included in the consolidated financial statements since the date of acquisition, April 30, 2010.
The acquisition of ICO presents the Company with an opportunity to expand its presence substantially, especially in the global rotomolding and U.S. masterbatch markets. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The acquisition of ICO’s operations increases the Company’s presence in the U.S. masterbatch market, gains plants in the high-growth market of Brazil and expands the Company’s Asia presence with the addition of several ICO facilities in that region. In Europe, the acquisition allows the Company to add rotomolding and size reduction to the Company’s capabilities. It also enables growth in countries where the Company currently has a limited presence, such as France, Italy and Holland, as well as leverages its existing facilities serving high-growth markets such as Poland, Hungary and Sweden.
Under the terms of the Merger Agreement, each share of ICO common stock outstanding immediately prior to the merger was converted into the right to receive a pro rata portion of the total consideration of $105.0 million in cash and 5.1 million shares of the Company’s common stock. All unvested stock options and shares of restricted stock of ICO became fully vested immediately prior to the merger. Unexercised stock options were exchanged for cash equal to their “in the money” value, which reduced the cash pool available to ICO’s stockholders. The following table summarizes the calculation of the estimated fair value of the total consideration transferred:

Estimated fair value of consideration transferred: (In thousands, except share price)
A. Schulman, Inc. common shares issued	5,100
Closing price per share of A. Schulman, Inc. common stock, as of April 30, 2010	$26.01

Consideration attributable to common stock	$132,651
Cash paid, including cash paid to settle ICO, Inc.’s outstanding equity awards	$105,000

Total consideration transferred	$237,651

The merger was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the accounts receivable, inventory, property, plant and equipment, intangible assets, other long-term assets, goodwill, contingent consideration liabilities, long-term debt, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,577
Accounts receivable	66,743
Inventories	46,569
Prepaid expenses and other current assets	10,596
Property, plant and equipment	97,705
Intangible assets	75,684
Other long-term assets	3,166

Total assets acquired	$315,040

Current maturites of long-term debt and notes payable	$12,732
Accounts payable	39,506
Other accrued liabilities	31,503
Long-term debt	14,494
Deferred income taxes	44,085
Other long-term liabilities	3,068

Total liabilities assumed	$145,388

Net identifiable assets acquired	$169,652
Goodwill	67,999

Net assets acquired	$237,651

The Company preliminarily recorded acquired intangible assets of $75.7 million. These intangible assets include customer related intangibles of $50.5 million, developed technology of $10.0 million, and trademarks and trade names of $15.2 million. As noted earlier, the fair values and assigned useful lives of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.
Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition. Goodwill largely consists of expected synergies resulting from the acquisition. The Company anticipates that the transaction will produce run-rate synergies by the end of fiscal 2011, resulting from the consolidation and centralization of global purchasing activities, tax benefits, and elimination of duplicate corporate administrative costs. The Company is in the process of allocating the goodwill to its operating segments. None of the goodwill associated with this transaction will be deductible for income tax purposes.
The estimated fair value of accounts receivables acquired was $66.7 million with the gross contractual amount being $70.3 million.
Net sales, income (loss) from continuing operations before taxes and net income (loss) from the ICO acquired businesses included in the Company’s results since the April 30, 2010 acquisition are as follows (in thousands):

April 30 to
May 31, 2010
Net sales	$31,928
Income (loss) from continuing operations before taxes	$(1,783)
Net income (loss) attributable to A. Schulman, Inc. common stockholders	$(1,257)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The loss from continuing operations before taxes for ICO from April 30, 2010 to May 31, 2010 includes pretax depreciation and amortization costs of approximately $1.1 million, of which $0.6 million is additional due to the increased value of fixed assets and intangibles, and approximately $2.5 million of pretax amortization of purchase accounting inventory step-up adjustments.
The following unaudited, pro forma information represents the consolidated results of the Company as if the ICO acquisition occurred at the beginning of the periods presented:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	Unaudited
	(in thousands, except per share data)
Net sales	$488,813	$363,754	$1,357,212	$1,187,117
Net income attributable to A. Schulman, Inc. common stockholders	$18,648	$4,054	$32,093	$1,553
Net income per share of common stock attributable to common stockholders — diluted	$0.66	$0.14	$1.14	$0.05
The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from ICO resulting from the valuation of assets acquired, decreased interest expense due to the repayment of debt and the impact of the issuance of the Company’s common stock.
Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of future reversals of the deferred tax liabilities of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a significant reduction in the U.S. valuation allowance was recorded. The reduction in the valuation allowance resulted in a non-cash tax benefit of approximately $19.5 million included in the net income above.
(4)	GOODWILL
The Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company completed its annual impairment review of goodwill as of February 28, 2010, which was related to the Europe segment and noted no impairment. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of May 31, 2010. The fair value used in the analysis was estimated using a market approach, which contains significant unobservable inputs, based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transactions is not available.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount of goodwill by segment for the Company was as follows:

		North America
	Europe	Masterbatch	Unallocated	Consolidated
	(In thousands)
Balance as of August 31, 2009	$11,577	$—	$—	$11,577
Acquisitions	—	3,321	67,999	71,320
Translation effect	(1,144)	—	—	(1,144)

Balance as of May 31, 2010	$10,433	$3,321	$67,999	$81,753

(5)	DISCONTINUED OPERATIONS
During fiscal 2010, the Company completed the closure of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment and are now reflected as discontinued operations for the periods presented. The remaining assets of Invision, including a facility in Findlay, Ohio, which was a dedicated building for the Invision business, and machinery and equipment at the Sharon Center, Ohio facility are considered held for sale as of May 31, 2010. These assets are included in the Company’s consolidated balance sheet in property, plant and equipment. The Company recorded minimal charges during the final shutdown of the equipment and facility in fiscal 2010.
The following summarizes the results for discontinued operations for the three and nine months ended May 31, 2010 and 2009. The income (loss) from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Net sales	$—	$55	$10	$183

Income (loss) from operations	$(23)	$(823)	$(15)	$(2,870)
Other income (expense)	—	—	1	—

Income (loss) from discontinued operations	$(23)	$(823)	$(14)	$(2,870)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$499	$429	$1,580	$1,289
Interest cost	1,055	1,105	3,331	3,325
Expected return on plan assets	(220)	(230)	(695)	(708)
Net actuarial loss and net amortization of prior service cost and transition obligation	89	79	277	244

Net periodic benefit cost	$1,423	$1,383	$4,493	$4,150

Postretirement benefit cost (income) included the following components:
Service cost	$7	$14	$22	$41
Interest cost	191	222	574	668
Net amortization of prior service cost (credit) and unrecognized loss	(139)	(212)	(418)	(637)
Curtailment gain	—	—	—	(2,609)

Net periodic benefit cost	$59	$24	$178	$(2,537)

As part of the ICO acquisition, the Company assumed three defined benefit pension plans with a liability of approximately $1.3 million as of May 31, 2010.
During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to the U.S. restructuring plan for North America Engineered Plastics that was announced in December 2008. This restructuring is further discussed in Note 16.
(7)	CONTINGENCIES
The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the stockholders’ equity section for the nine months ended May 31, 2010 is as follows:
(In thousands, except per share data)
Unaudited

				Accumulated
				Other
	Preferred	Common		Comprehensive	Retained	Treasury	Noncontrolling
	Stock	Stock	Other Capital	Income (Loss)	Earnings	Stock	Interests	Total Equity
Balance at September 1, 2009	$2	$42,295	$115,358	$38,714	$492,513	$(322,812)	$4,901	$370,971
Comprehensive income (loss):
Net income					36,021		211
Foreign currency translation gain (loss)				(36,555)
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net				(678)
Total comprehensive income (loss)								(1,001)
Cash dividends paid or accrued:
Common stock, $0.45 per share					(11,970)			(11,970)
Acquistion of ICO		5,100	127,551					132,651
Stock options exercised		214	3,796					4,010
Restricted stock issued, net of forfeitures		123	(123)					—
Redemption of common stock to cover tax withholdings		(40)	(870)					(910)
Amortization of restricted stock			3,148					3,148

Balance at May 31, 2010	$2	$47,692	$248,860	$1,481	$516,564	$(322,812)	$5,112	$496,899

(9)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) for the three and nine months ended May 31, 2010 and 2009 was as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income	$25,902	$7,740	$36,232	$5,248
Foreign currency translation gain (loss)	(23,107)	33,295	(36,555)	(36,258)
Recognition of negative plan amendment related to curtailment of postretirement benefit plan	—	—	—	(3,018)
Amortization of unrecognized transition obligations, actuarial losses and prior services costs (credits), net	(589)	(92)	(678)	(328)

Total comprehensive income (loss)	2,206	40,943	(1,001)	(34,356)
Comprehensive (income) loss attributable to noncontrolling interests	(141)	(291)	(211)	(141)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$2,065	$40,652	$(1,212)	$(34,497)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation gains or losses are recorded as other comprehensive income (loss) and accumulated in the Company’s stockholders’ equity. Foreign currency translation losses totaled $23.1 million and $36.6 million for the three and nine months ended May 31, 2010, respectively, and were due primarily to the significant decrease in the value of the euro as well as decreases in other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.
(10)	FAIR VALUE MEASUREMENT
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date. The FASB provides accounting rules that establish a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:
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
The following table presents information about the Company’s assets and liabilities recorded at fair value as of May 31, 2010 in the Company’s consolidated balance sheet:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Measured	Identical Assets	Observable Inputs	Unobservable
	at Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents	$91,777	$91,777	$—	$—

Total assets at fair value	$91,777	$91,777	$—	$—

Liabilities:
Derivative liabilities, net	$75	$—	$75	$—

Total liabilities at fair value	$75	$—	$75	$—

The fair value of cash and cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks.
The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. The total contract value of forward foreign exchange contracts outstanding as of May 31, 2010 was $25.6 million. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of income. The Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments as of May 31, 2010. The forward foreign exchange contracts are entered into with creditworthy multinational banks. The fair value of the Company’s forward foreign exchange contracts was $0.1 million as of May 31, 2010 and August 31, 2009 and was recognized in other accrued liabilities.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information presents the supplemental fair value information about long-term fixed-rate debt as of May 31, 2010. The Company’s long-term fixed-rate debt was primarily issued in euros.

	May 31, 2010	August 31, 2009
	(In millions)
Carrying value of long-term fixed-rate debt	$68.4	$72.2
Fair value of long-term fixed-rate debt	$71.9	$65.6
The fair value was calculated using discounted future cash flows. The increase in fair value is primarily related to the decrease in quoted market interest rates.
(11)	ASSET IMPAIRMENT
The Company recorded asset impairment charges of $0.3 million and $5.6 million for the three and nine months ended May 31, 2010, respectively.
A long-lived asset held for sale was written down to its estimated fair value of $1.1 million resulting in an asset impairment charge of $0.3 million, which was recorded in the second quarter of fiscal 2010. The asset’s estimated fair value was determined as the estimated sales value of the asset less associated costs to sell the asset and was determined based on Level 3 inputs obtained from a third-party purchase offer.
During the three months and nine months ended May 31, 2010, the Company recorded approximately $0.3 million and $5.3 million, respectively, of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell and was determined using Level 3 inputs based on information provided by a third-party real estate valuation source. The fair value of the machinery and equipment, which will be sold or disposed of after the Company ceases production, was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.
(12)	INCENTIVE STOCK PLANS
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
On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On May 31, 2010, there were approximately 0.8 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of stock options is as follows:

	Outstanding Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at August 31, 2009	492,455	$19.25
Granted	—	$—
Exercised	(214,027)	$18.74
Forfeited and expired	(12,166)	$17.00

Outstanding at May 31, 2010	266,262	$19.77

Exercisable at May 31, 2010	266,262	$19.77

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended May 31, 2010 was $0.6 million. The Company received cash totaling $4.0 million from the exercise of options for the nine months ended May 31, 2010. The intrinsic value for stock options exercisable as of May 31, 2010 was $0.7 million with a remaining term for options exercisable of approximately 4.3 years. For stock options outstanding as of May 31, 2010, exercise prices range from $11.62 to $24.69. The weighted-average remaining contractual life for options outstanding as of May 31, 2010 was approximately 4.3 years. All 266,262 outstanding and exercisable stock options are fully vested as of May 31, 2010. There were no grants of stock options during the nine months ended May 31, 2010 and 2009.
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

		Weighted-Average
	Outstanding Restricted	Fair Market Value
	Stock Awards	(per share)
Outstanding at August 31, 2009	180,429	$19.48
Granted	83,176	$21.72
Vested	(104,139)	$20.33
Forfeited	—	$—

Outstanding at May 31, 2010	159,466	$20.08

During the nine months ended May 31, 2010 and 2009, the Company granted 83,176 and 62,111 time-based restricted shares, respectively. Restrictions on these restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant.
The Company also grants awards with market and performance vesting conditions. In the table below, the Company summarizes all awards which include market-based and performance-based restricted stock awards and performance shares.

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)
Outstanding at August 31, 2009	516,681	$12.72
Granted	272,568	$18.22
Vested	(83,720)	$20.55
Forfeited	—	$—

Outstanding at May 31, 2010	705,529	$13.91

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 272,568 and 236,475 performance shares during the nine months ended May 31, 2010 and 2009, respectively. Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of May 31, 2010 are 383,978 performance shares which earn dividends throughout the vesting period and approximately 321,551 performance shares which do not earn dividends. Performance-based restricted stock awards from the fiscal 2007 grant totaling 83,720 which had vesting terms based on both service and market performance criteria vested in April 2010. At the vesting date, these performance-based restricted stock awards did not meet certain market conditions targets which would have required approximately 41,860 additional shares to be issued.
The performance-based awards in the table above include 569,245 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 136,284 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.
The fair value of the performance shares granted during the nine months ended May 31, 2010 using a Monte Carlo simulation used the following weighted-average assumptions:

Weighted-Average Assumptions
Dividend yield	2.68%
Expected volatility	46.00%
Risk-free interest rate	1.54%
Correlation	59.00%
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements as of May 31, 2010 was approximately $8.6 million. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
As of May 31, 2010, the Company had 25,000 stock-settled restricted stock units outstanding which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61 per award. There were no grants of stock-settled restricted stock units during the nine months ended May 31, 2010 or 2009.
The Company had approximately 176,000 and 277,000 cash-settled restricted stock units outstanding with various vesting periods and criteria as of May 31, 2010 and 2009, respectively. The Company granted approximately 60,000 cash-settled restricted stock units during both the nine months ended May 31, 2010 and 2009. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date; and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of income.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had approximately $3.9 million cash-based awards, which are treated as liability awards, outstanding as of May 31, 2010. These awards were granted to foreign employees. Such awards include approximately $0.7 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.
During fiscal 2010, the Company granted non-employee directors approximately 40,000 shares of unrestricted common stock. The Company recorded compensation expense for these grants of approximately $0.1 million and $0.9 million for the three and nine months ended May 31, 2010, respectively.
The following table summarizes the impact to the Company’s consolidated statements of income from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of income:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Stock options	$—	$—	$—	$16
Restricted stock awards, unrestricted stock awards and performance-based awards	812	496	3,148	2,049
Cash-settled restricted stock units	202	419	1,013	(486)
Cash-based awards	(152)	58	135	118

Total stock-based compensation	$862	$973	$4,296	$1,697

(13)	EARNINGS PER SHARE
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
The difference between basic and diluted weighted-average shares of common stock results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Weighted-average shares outstanding:
Basic	27,896	25,789	26,552	25,783
Incremental shares from stock options	61	1	52	8
Incremental shares from restricted stock	318	149	297	171

Diluted	28,275	25,939	26,901	25,962

For the three months ended May 31, 2010 and 2009, respectively, there were approximately 0.1 million and 0.5 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive. Additionally, there were approximately 0.1 million and 0.5 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding for the nine months ended May 31, 2010 and 2009, respectively, because inclusion would have been anti-dilutive.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)	SEGMENT INFORMATION
The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.
As a result of the April 30, 2010 acquisition of ICO, the Company updated its reportable segments to reflect the Company’s current reporting structure. The Company now has six reportable segments based on the regions in which they operate and the products and services they provide. The six reportable segments are Europe, North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Asia Pacific and Bayshore. The following table describes the components of the Company’s and ICO’s former reportable segments which make up the current reportable segments:

Current A. Schulman, Inc.	Former A. Schulman, Inc.	Former ICO, Inc.
Europe	Europe	ICO Europe
North America Masterbatch	North America Masterbatch	ICO Brazil
North America Engineered Plastics	North America Engineered Plastics	—
North America Rotomolding	North America Distribution Services	ICO Polymers North America
Asia Pacific	Asia	ICO Asia Pacific
Bayshore	—	Bayshore Industrial
Globally, the Company operates primarily in four lines of business: (1) engineered plastics, (2) masterbatch, (3) rotomolding and (4) distribution. In North America, there is a general manager of each of these lines of business each of who report directly to the Company’s CEO. The Company’s Europe and Asia Pacific segments have managers of each line of business, who report to a general manager who reports to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the Europe and Asia Pacific segments.
During fiscal 2010, the Company completed the closure of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below the Company presents net sales to unaffiliated customers, gross profit and operating income by segment. Also included is a reconciliation of operating income by segment to consolidated income from continuing operations before taxes.

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Net sales to unaffiliated customers
Europe	$304,790	$220,337	$824,106	$699,829
NAMB	35,164	26,922	89,867	78,212
NAEP	31,535	26,137	94,957	95,783
NARM	20,209	11,443	47,643	53,798
Asia Pacific	22,904	12,805	51,912	30,987
Bayshore	5,733	—	5,733	—

Total net sales to unaffiliated customers	$420,335	$297,644	$1,114,218	$958,609

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Segment gross profit
Europe	$46,320	$38,634	$138,377	$99,582
NAMB	4,588	2,167	11,231	4,687
NAEP	3,304	1,540	10,916	4,869
NARM	1,884	1,634	5,285	4,779
Asia Pacific	2,099	2,558	6,880	3,891
Bayshore	690	—	690	—

Total segment gross profit	$58,885	$46,533	$173,379	$117,808

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)
Segment operating income (loss)
Europe	$21,333	$16,544	$55,724	$35,371
NAMB	3,394	1,026	7,304	883
NAEP	267	(802)	2,977	(5,113)
NARM	320	1,027	2,130	1,965
Asia Pacific	196	1,880	1,874	1,418
Bayshore	161	—	161	—
All other North America	(3,186)	(2,534)	(8,529)	(8,243)

Total segment operating income	$22,485	$17,141	$61,641	$26,281

Corporate and other	(7,131)	(3,469)	(21,308)	(13,579)
Interest expense, net	(958)	(662)	(2,697)	(1,626)
Foreign currency transaction gains (losses)	(468)	(2,430)	(389)	6,218
Other income (expense)	269	1,218	2,155	2,231
Curtailment gain	—	—	—	2,609
Asset impairment	(300)	(283)	(5,631)	(2,462)
Restructuring expense	(862)	(981)	(2,509)	(6,230)

Income from continuing operations before taxes	$13,035	$10,534	$31,262	$13,442

The following table summarizes identifiable assets by segment:

	May 31, 2010	August 31, 2009
	(In thousands)
Identifiable assets
Europe	$573,518	$570,392
NAMB	83,709	73,022
NAEP	65,902	52,471
NARM	64,074	11,797
Asia Pacific	93,105	34,099
Bayshore	64,099	—
All other North America	39,465	55,708
Unallocated goodwill	67,999	—

Total identifiable assets	$1,051,871	$797,489

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of the Company’s sales for the three and nine months ended May 31, 2010 and 2009 can be classified into four primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended May 31,
	2010		2009
	(In thousands, except for %’s)
Engineered Plastics	$115,993	28%	$84,258	28%
Masterbatch	182,707	43	149,007	50
Rotomolding	32,514	8	5,853	2
Distribution	89,121	21	58,526	20

	$420,335	100%	$297,644	100%

	Nine months ended May 31,
	2010		2009
	(In thousands, except for %’s)
Engineered Plastics	$342,180	31%	$289,200	30%
Masterbatch	488,711	44	421,538	44
Rotomolding	44,883	4	23,174	2
Distribution	238,444	21	224,697	24

	$1,114,218	100%	$958,609	100%

(15)	INCOME TAXES
At May 31, 2010, the Company’s gross unrecognized tax benefits totaled $2.7 million. If recognized, approximately $1.8 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At May 31, 2010, the Company had $0.5 million of accrued interest and penalties on unrecognized tax benefits.
The unrecognized tax benefits increased by approximately $1.4 million during the quarter due to an uncertain tax position taken on a tax return filed during the quarter. This item had no impact on tax expense during the quarter because a tax benefit had never been recorded for this uncertain tax position.
The Company is open to potential income tax examinations in the U.S. and Belgium from fiscal 2007 onward. The Company is open to potential examinations in Germany from fiscal 2005 onward and generally from fiscal 2003 onward for most other international jurisdictions.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2010 and 2009 is as follows:

	Three months ended		Three months ended
	May 31, 2010		May 31, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$4,562	35.0%	$3,687	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,476)	(34.3)	(3,215)	(30.5)
U.S. and foreign losses with no tax benefit	2,601	19.9	2,724	25.8
U.S. restructuring and other U.S. unusual charges with no benefit	835	6.4	41	0.4
Establishment (resolution) of uncertain tax positions	43	0.3	(1,268)	(12.0)
ICO historical tax attributes	2,733	21.0	—	—
U.S. valuation allowance reversal	(19,466)	(149.3)	—	—
Other	278	2.1	2	—

Total income tax expense (benefit)	$(12,890)	(98.9)%	$1,971	18.7%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2010 and 2009 is as follows:

	Nine months ended		Nine months ended
	May 31, 2010		May 31, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$10,942	35.0%	$4,705	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(13,116)	(41.9)	(9,260)	(68.9)
U.S. and foreign losses with no tax benefit	8,133	26.0	10,371	77.2
U.S. restructuring and other U.S. unusual charges with no benefit	4,187	13.4	584	4.3
Italy valuation allowance	984	3.2	—	—
Establishment (resolution) of uncertain tax positions	66	0.2	(1,170)	(8.7)
ICO historical tax attributes	2,733	8.7	—	—
U.S. valuation allowance reversal	(19,466)	(62.3)	—	—
Other	553	1.8	94	0.7

Total income tax expense (benefit)	$(4,984)	(15.9)%	$5,324	39.6%

The effective tax rate for the three and nine months ended May 31, 2010 is substantially less than the U.S. statutory rate primarily because of the tax benefits recognized for the reversal of the valuation allowance in the U.S. relating to the ICO acquisition. Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of future reversals of the deferred tax liabilities of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a significant reduction in the U.S. valuation allowance was recorded resulting in a $19.5 million non-cash tax benefit.
Additionally, during the third quarter of fiscal 2010, the Company recorded a tax charge of approximately $2.7 million related to the ICO acquisition. The tax charge relates to historical tax attributes of ICO which unfavorably impact the Company’s post-acquisition current year tax liability.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the second quarter of fiscal 2010, the Company established a valuation allowance against the deferred tax assets of its Italian entity due to the uncertainty in the realization of these assets. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.3 million. The Company will continue to maintain a valuation allowance against these deferred tax assets until it is more-likely-than-not that the Company will realize a benefit through the reduction of future tax liabilities.
(16)	RESTRUCTURING OF OPERATIONS
ICO New Zealand Plan
In March 2010, ICO management decided to close its operations at its plant in New Zealand. Production ceased as of March 31, 2010, which involved a reduction in workforce of 15. As a result of the merger with ICO, the Company acquired a liability of approximately $0.2 million related to this restructuring plan. In May 2010, the Company recorded approximately $0.2 million related to a lease termination fee and other restructuring charges related to the New Zealand restructuring plan. As of May 31, 2010, the Company had approximately $0.4 million accrued which the Company expects to pay primarily during the fourth quarter of fiscal 2010. The Company expects minimal charges during the fourth quarter of fiscal 2010 related to the New Zealand restructuring plan.
ICO Merger Plan
In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-combination service. The Company assumed $1.8 million in liabilities as a result of the merger related to these agreements, of which $1.5 million was paid by the Company during May 2010. The Company recorded minimal charges related to this plan during the three months ended May 31, 2010. The Company expects remaining pretax charges of $0.2 million to be incurred during the fourth quarter of fiscal 2010 and into the third quarter of fiscal 2011.
NAMB Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio, which is a plant in the NAMB segment. The Company recorded estimated pretax restructuring expenses of $0.3 million and $1.1 million during the three and nine months ended May 31, 2010, respectively for employee-related costs associated with the closure. The Company expects additional charges related to this initiative to range from approximately $0.2 million to $0.7 million, before income tax, to be recognized primarily during the remainder of fiscal 2010 and early fiscal 2011. The closure of the Polybatch Color Center is expected to be completed by the end of fiscal 2010.
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
The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the NAEP segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded approximately $0.1 million for contract termination and other restructuring costs during the three months ended May 31, 2010 related to the fiscal 2009 initiatives. The Company recorded approximately $0.5 million for employee-related costs and $0.5 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during the nine months ended May 31, 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded for the nine months ended May 31, 2010. Nearly all restructuring charges recorded for the Fiscal 2009 Plan during the three and nine months ended May 31, 2010 were related to the Europe segment; however, minimal charges were also recorded related to the NAEP segment.
As of May 31, 2010, approximately $0.9 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid during the fourth quarter of fiscal 2010.
The Company expects minimal additional charges to continue in fiscal 2010 related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations. These plans are expected to be completed primarily by the end of fiscal 2010.
Fiscal 2008 Plan
In January 2008, the Company announced actions in its continuing effort to improve the profitability of its North American operations which included the shut down of its manufacturing facility in St. Thomas, Ontario, Canada. The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010. The Company recorded minimal charges related to the fiscal 2008 initiatives during the nine months ended May 31, 2010. Approximately $0.2 million remains accrued for employee-related costs as of May 31, 2010 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the nine months ended May 31, 2009. The charges recorded in fiscal 2010 and 2009 were related to the NAEP segment.
The following table summarizes the liabilities as of May 31, 2010 related to the Company’s restructuring plans. This includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, which the Company paid in June 2010.

	Accrual Balance	Acquired ICO	Fiscal 2010	Fiscal 2010	Accrual Balance
	August 31, 2009	Accrual	Charges	Paid	May 31, 2010
	(In thousands)
Employee-related costs	$4,448	$2,026	$1,662	$(3,858)	$4,278
Other costs	390	—	847	(521)	716
Translation effect	42	—	—	—	151

Restructuring charges	$4,880	$2,026	$2,509	$(4,379)	$5,145

(17)	ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and recorded $1.6 million and $5.3 million during the three and nine months ended May 31, 2010, respectively, of transaction costs for the acquisitions of ICO and McCann Color. See Note 3 — Acquisitions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In January 2010, the FASB issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The new rules also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and is not expected to impact the Company’s consolidated financial statements.
(18)	SHARE REPURCHASE PROGRAM
The Company has approximately 2.9 million shares authorized by the Board of Directors to be repurchased under the Company’s current share repurchase program. The Company did not repurchase any shares of its common stock during the nine months ended May 31, 2010. During the nine months ended May 31, 2009, the Company repurchased 111,520 shares of common stock at an average price of $14.77 per share.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company”, “we”, “our”, “ours” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company’s segments are Europe, North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Asia Pacific and Bayshore. The Company has approximately 2,900 employees and 37 plants in countries in Europe, North America, Asia, South America and Australia. Globally, the Company operates primarily in four lines of business: (1) engineered plastics, (2) masterbatch, (3) rotomolding and (4) distribution. The Company also offers tolling services to customers through its North America, Europe and Bayshore operations.
During fiscal 2009, the Company announced actions to restructure its operations and eliminate costs throughout the Company. These actions were part of the Company’s ongoing strategic plan to realign its resources, control costs and improve efficiency to profitably serve key growth markets. These actions included a reduction in capacity and workforce reductions in manufacturing, selling and administrative positions throughout Europe and North America. The Company took these proactive actions to address the then weak global economic conditions and improve the Company’s competitive position. Related to the announcements, management initiated actions that were substantially complete by the end of fiscal 2009; however, the Company expects between approximately $2.0 million to $3.0 million, before income tax, of expense to be recognized primarily during the remainder of fiscal 2010 or early fiscal 2011. The Company recorded approximately $0.5 million for employee-related costs and $0.5 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during the nine months ended May 31, 2010.
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
On March 1, 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for $8.8 million in cash. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The operations serve customers from its 48,000-square-foot, expandable North Canton facility, which was built in 1998 exclusively to manufacture color concentrates. The facility complements the Company’s existing North American masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas. The Company expects to show an annual operating income improvement of $2 million to $3 million related to these actions, of which the full effect will be realized in fiscal 2011. The Company recorded $1.1 million of pretax restructuring charges and $5.3 million of pretax asset impairment charges during the nine months ended May 31, 2010 for the closure of the Company’s Polybatch Color Center in Sharon Center, Ohio.
On April 30, 2010, the Company acquired ICO, Inc. (“ICO”) through a merger by and among the Company, ICO and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, and which is now known as ICO-Schulman, LLC, pursuant to the terms of the December 2, 2009 Agreement and Plan of Merger (“Merger Agreement”). Under the terms of the Merger Agreement, each share of ICO common stock outstanding immediately prior to the merger was converted into the right to receive a pro rata portion of the total consideration of $105.0 million in cash and 5.1 million shares of the Company’s common stock. All unvested options and shares of restricted stock of ICO fully vested prior to the merger were exchanged for cash equal to their “in the money” value, which reduced the cash pool available to ICO’s stockholders.

ICO’s operations include global manufacturing of specialty resins and concentrates, and providing specialty polymer services, including size reduction, compounding and other related services. The acquisition of ICO presents the Company with an opportunity to expand its presence substantially, especially in the global rotomolding and U.S. masterbatch markets. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The acquisition of ICO’s operations increases the Company’s presence in the U.S. masterbatch market, gains plants in the high-growth market of Brazil and expands the Company’s Asia presence with the addition of several ICO facilities in that region. In Europe, the acquisition allows the Company to add rotomolding and size reduction to the Company’s capabilities. It also enables growth in countries where the Company currently has a limited presence, such as France, Italy and Holland, as well as further leverage facilities serving high-growth markets such as Poland, Hungary and Sweden.
Results of Operations
Net sales for the three months ended May 31, 2010, excluding the impact of the ICO acquisition, were $388.4 million, an increase of $90.8 million or 30.5% compared with the prior year. The increase in net sales compared with the prior year was primarily a result of increased tonnage, increased selling prices per unit, and a result of increased sales of higher-priced products. The translation effect of foreign currencies, primarily the euro, increased sales by 0.4% or $1.3 million for the three months ended May 31, 2010. The Company experienced an increase in customer demand across all segments of the business during the third quarter of fiscal 2010 as compared with fiscal 2009 evidenced by a tonnage increase of 12.2%. A comparison of consolidated sales by segment for the three months ended May 31, 2010 and 2009 are as follows:

								% Due to
	Three months		Total increase		% Due to	% Due to	% Due to	price/
	ended May 31,		(decrease)		ICO	tonnage	translation	product mix
Sales	2010	2009	$	%
	(In thousands, except for %’s)
Europe	$304,790	$220,337	$84,453	38.3%	6.7%	12.8%	-0.6%	19.4%
NAMB	35,164	26,922	8,242	30.6%	7.3%	11.6%	5.9%	5.8%
NAEP	31,535	26,137	5,398	20.7%	0.0%	3.1%	3.9%	13.7%
NARM	20,209	11,443	8,766	76.6%	40.5%	4.3%	0.3%	31.5%
Asia Pacific	22,904	12,805	10,099	78.9%	37.8%	27.8%	0.1%	13.2%
Bayshore	5,733	—	5,733	100.0%	100.0%	n/a	n/a	n/a

	$420,335	$297,644	$122,691	41.2%	10.7%	12.2%	0.4%	17.9%

Net sales for the nine months ended May 31, 2010, excluding the impact of the ICO acquisition, increased $123.7 million, compared with the prior year primarily as a result of increased sales of higher-priced products, higher selling price per unit, favorable product mix and increased customer demand in the Europe, Asia Pacific and NAMB segments.

A comparison of consolidated sales by segment for the nine months ended May 31, 2010 and 2009 are as follows:

								% Due to
	Nine months		Total increase		% Due to	% Due to	% Due to	price/
	ended May 31,		(decrease)		ICO	tonnage	translation	product mix
Sales	2010	2009	$	%
	(In thousands, except for %’s)
Europe	$824,106	$699,829	$124,277	17.8%	2.1%	3.7%	4.2%	7.8%
NAMB	89,867	78,212	11,655	14.9%	2.5%	9.9%	0.9%	1.6%
NAEP	94,957	95,783	(826)	-0.9%	0.0%	-6.7%	1.2%	4.6%
NARM	47,643	53,798	(6,155)	-11.4%	8.6%	-24.1%	0.1%	4.0%
Asia Pacific	51,912	30,987	20,925	67.5%	15.6%	50.2%	0.1%	1.6%
Bayshore	5,733	—	5,733	100.0%	100.0%	n/a	n/a	n/a

	$1,114,218	$958,609	$155,609	16.2%	3.3%	2.6%	3.3%	7.0%

The largest market served by the Company is the packaging market. Other markets include automotive, appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and nine months ended May 31, 2010 as compared with the same periods last year are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
Packaging	39%	46%	41%	43%
Automotive	11%	12%	12%	12%
Other	50%	42%	47%	45%

	100%	100%	100%	100%

The North America segments, excluding ICO, include sales to customers in the packaging market which accounted for approximately 33% for both the three and nine months ended May 31, 2010. North America sales to the automotive market amounted to 27% and 30% for the three and nine months ended May 31, 2010, respectively. For the Europe segment, excluding ICO, sales to customers in the packaging market accounted for approximately 43% for both the three and nine months ended May 31, 2010. The Company’s Asia Pacific, excluding ICO, segment had almost 79% and 78% of its sales from the packaging market for the three and nine months ended May 31, 2010, respectively.
The majority of the Company’s sales for the three and nine months ended May 31, 2010 and 2009 can be classified into four primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Three months ended May 31,
	2010		2009
	(In thousands, except for %’s)
Engineered Plastics	$115,993	28%	$84,258	28%
Masterbatch	182,707	43	149,007	50
Rotomolding	32,514	8	5,853	2
Distribution	89,121	21	58,526	20

	$420,335	100%	$297,644	100%

	Nine months ended May 31,
	2010		2009
	(In thousands, except for %’s)
Engineered Plastics	$342,180	31%	$289,200	30%
Masterbatch	488,711	44	421,538	44
Rotomolding	44,883	4	23,174	2
Distribution	238,444	21	224,697	24

	$1,114,218	100%	$958,609	100%

A comparison of gross profit dollars by segment for the three and nine months ended May 31, 2010 and 2009 is as follows:

	Three months ended May 31,		Increase (decrease)
Gross profit $	2010	2009	$	%
	(In thousands, except for %’s)
Europe	$46,320	$38,634	$7,686	19.9%
NAMB	4,588	2,167	2,421	111.7
NAEP	3,304	1,540	1,764	114.5
NARM	1,884	1,634	250	15.3
Asia Pacific	2,099	2,558	(459)	(17.9)
Bayshore	690	—	690	100.0

Consolidated	$58,885	$46,533	$12,352	26.5%

	Nine months ended May 31,		Increase (decrease)
Gross profit $	2010	2009	$	%
	(In thousands, except for %’s)
Europe	$138,377	$99,582	$38,795	39.0%
NAMB	11,231	4,687	6,544	139.6
NAEP	10,916	4,869	6,047	124.2
NARM	5,285	4,779	506	10.6
Asia Pacific	6,880	3,891	2,989	76.8
Bayshore	690	—	690	100.0

Consolidated	$173,379	$117,808	$55,571	47.2%

A comparison of gross profit percentages by segment for the three and nine months ended May 31, 2010 and 2009 is as follows:

	Three months ended May 31,		Nine months ended May 31,
Gross profit %	2010	2009	2010	2009
Europe	15.2%	17.5%	16.8%	14.2%
NAMB	13.0%	8.0%	12.5%	6.0%
NAEP	10.5%	5.9%	11.5%	5.1%
NARM	9.3%	14.3%	11.1%	8.9%
Asia Pacific	9.2%	20.0%	13.3%	12.6%
Bayshore	12.0%	n/a	12.0%	n/a
Consolidated	14.0%	15.6%	15.6%	12.3%

Overall, gross profits for the fiscal 2010 periods were negatively effected by certain purchase accounting adjustments including increased material costs due to the inventory step-up and increased depreciation expense due to increased asset values.
The gross profit dollars for Europe for the three and nine months ended May 31, 2010, excluding ICO operations, increased by $6.8 million, or 17.6%, and $37.9 million, or 38.1%, respectively. For the nine months ended May 31, 2010, the gross profit percentage, excluding ICO, was 17.0% compared with 14.2% for the same period prior year. The Company was able to increase its gross profit dollars in the European segment compared with the prior year primarily through the general market recovery, favorable product mix and the realization of cost-reduction initiatives, including leveraging the Company’s global purchasing position, implemented in fiscal 2009. The initiatives implemented in fiscal 2009 favorably impacted the Europe capacity utilization, increasing to 106%, excluding ICO operations, for the nine months ended May 31, 2010 compared with 73% for the same period last year. The translation effect of foreign currencies impacted European gross profits negatively by $0.6 million and favorably by $5.2 million for the three and nine months ended May 31, 2010, respectively.
The gross profit dollars for the NAMB business, excluding ICO operations, have increased $2.2 million and $6.4 million for the three and nine months ended May 31, 2010, respectively, compared with the same periods last year. The increase was the result of volume increases reflecting improvement in customer demand as compared with the prior year. In addition, fiscal 2009 gross profit for NAMB includes approximately $0.5 million and $0.9 million for the three and nine months ended May 31, 2009, respectively, of startup costs without sales related to the Company’s new masterbatch facility in Akron, Ohio. In addition, the effect of foreign currency translation gains increased gross profit by $0.3 million and $0.1 million for the three months and nine months ended May 31, 2010, respectively.
The gross profit dollars for the NAEP business have increased by $1.8 million and $6.0 million for the three and nine months ended May 31, 2010, respectively, compared with the same periods last year. The increase in gross profit dollars and percentages for NAEP are primarily the result of improved utilization of the NAEP facilities due to restructuring efforts to reduce capacity and headcount in this segment as well as the focus on higher value-added products. These reductions in capacity and headcount improved the segment’s cost structure enabling NAEP to increase gross profit dollars and percentages despite volume decreases for the nine months ended May 31, 2010 due to continued weak economic conditions. Customer demand for NAEP products was positively affected in the first quarter by temporary initiatives enacted by the government of the United States to stimulate sales activity in the automotive industry during the quarter.
Gross profits dollars for the NARM business, excluding the impact of the ICO acquisition, decreased $0.5 million and $0.2 million for the three and nine months ended May 31, 2010, respectively. Gross profit percentage, excluding ICO, was 10.5% and 11.5% for the three and nine months ended May 31, 2010, respectively. The decrease in gross profit for the NARM segment was the result of declines in net sales of 20.0% for the nine months ended May 31, 2010 as well as an unfavorable product mix for the three months ended May 31, 2010.
Overall, gross profit for the North American businesses, including NAMB, NAEP and NARM but excluding the acquired ICO businesses, increased $3.5 million and $12.2 million, respectively, for the three and nine months ended May 31, 2010 compared with similar periods in the prior year.
The Company’s Asia Pacific segment gross profit dollars excluding ICO operations decreased $0.3 million for the three months ended May 31, 2010 and increased $3.2 million for the nine months ended May 31, 2010. Gross profit percentage, excluding ICO, was 12.7% and 15.0% for the three and nine months ended May 31, 2010, respectively. The decrease in gross profit dollars in the third quarter of fiscal 2010 is attributable to lower margins due to an unfavorable product mix. Gross profit for the nine months ended May 31, 2010 was the result of increased customer demand in the Asian marketplace, which resulted in a capacity utilization improvement of 36 percentage points for the nine months ended May 31, 2010 compared with the prior year. Gross profit in the Asia Pacific segment was also positively impacted by reduced manufacturing costs and increased use of locally sourced raw materials. Fiscal 2009 gross profits for this segment were favorably impacted by certain inventory adjustments.

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three and nine months ended May 31, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
Europe	91%	81%	91%	73%
NAMB	78%	55%	72%	62%
NAEP	70%	50%	72%	61%
NARM	41%	n/a	41%	n/a
Asia Pacific	88%	73%	83%	54%
Bayshore	87%	n/a	87%	n/a
Worldwide	84%	73%	85%	69%
Europe capacity utilization increased primarily as a result of increased levels of customer demand during the quarter compared with the same period last year and as a result of the Company’s fiscal 2009 initiative to right-size the capacity in this segment. The capacity utilization for NAMB increased as compared to prior year due to relative improvements in the North American market place as well as a result of the Akron, Ohio plant, which became fully operational and started producing in the third quarter of fiscal 2009. Capacity utilization for the NAEP segment increased from fiscal 2009 as a result of increased customer demand in the third quarter of fiscal 2010 compared to last year as well as reductions in capacity to focus on higher value-added products. The Company’s Asia Pacific segment experienced significantly higher capacity utilization as a result of a rebound in the local Asian markets. Overall worldwide utilization increased compared with the prior year reflecting an improved marketplace and successful capacity right-sizing actions taken during the second and third quarters of fiscal 2009. Capacity utilization for the acquired ICO operations is generally lower than the Company’s legacy operations.
The changes in selling, general and administrative expenses for the three months ended May 31, 2010 compared with the three months ended May 31, 2009 are summarized as follows:

	Three months ended May 31, 2010
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$10,670	32.5%
Less the effect of ICO operations	3,390
Less the effect of foreign currency translation	(486)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation and ICO operations	$7,766	23.6%

Selling, general and administrative expenses for the three months ended May 31, 2010 increased $7.8 million, excluding the effect of foreign currency exchange and ICO operations, compared with the same period last fiscal year. The increase was due to $1.6 million of acquisition related costs, a $3.8 million increase in accrued incentive compensation expense as a result of improved operating results and increases in general corporate expenses. Stock-based compensation was approximately flat for the three months ended May 31, 2010 compared with prior year.

The changes in selling, general and administrative expenses for the nine months ended May 31, 2010 compared with the nine months ended May 31, 2009 are summarized as follows:

	Nine months ended May 31, 2010
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$27,940	26.6%
Less the effect of ICO operations	3,390
Less the effect of foreign currency translation	3,236

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation and ICO operations	$21,314	20.3%

Selling, general and administrative expenses for the nine months ended May 31, 2010 increased $21.3 million, excluding the effect of foreign currency exchange and ICO operations, compared with the same period last fiscal year. The increase was due to a $7.6 million increase in bad debt expense primarily in Europe due to a certain customer’s financial difficulties, $5.3 million of acquisition related costs and a $10.4 million increase in accrued incentive compensation expense as a result of improved operating results. In addition, selling, general and administrative expenses were impacted by an increase of $2.6 million in stock-based compensation expense primarily as a result of mark-to-market adjustments of restricted stock units as a result of increases in the Company’s stock price. These increases were partially offset by a $6.2 million decrease in consulting costs recorded in fiscal 2009 for consolidation of back-office operations and strategic alternatives which were not incurred in fiscal 2010.
Selling, general and administrative expenses include stock-based compensation expense arising from equity awards to employees under the Company’s incentive plans. Total stock-based compensation expense was $0.8 million and $4.3 million for the three and nine months ended May 31, 2010, respectively, as compared to expense of $1.0 million and $1.7 million for the corresponding periods in fiscal 2009. Compensation expense for cash-settled equity awards, including changes in fair value, was $0.1 million and $1.1 million for the three and nine months ended May 31, 2010, respectively, as compared to expense of $1.0 million and $1.7 million for the same periods in fiscal 2009. A significant portion of the Company’s equity awards are cash-settled, which include restricted stock units and performance based cash awards, and therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of the Company’s common stock and is recorded in the income statement. The increase in stock-based compensation for the nine month period ended May 31, 2010 primarily reflects an increase in the fair value of outstanding cash settled equity awards, which was attributable to an increase in the price of the Company’s common stock during the nine months ended May 31, 2010.
Interest expense was essentially unchanged for the three and nine months ended May 31, 2010, as compared with the same periods in the prior year.
The decrease in interest income for the three and nine months ended May 31, 2010 as compared to the same periods in fiscal 2009 was due primarily to lower average balances for the Company’s cash and cash equivalent accounts as the Company used available liquidity to finance the acquisition of ICO.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.5 million and $0.4 million for the three and nine months ended May 31, 2010, respectively. The Company experienced foreign currency transaction losses of $2.4 million during the three months ended May 31, 2009 and foreign currency transaction gains of $6.2 million for the nine months ended May 31, 2009. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Australian dollar, the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of income.

Other income for the three and nine months ended May 31, 2010 was $0.3 million and $2.2 million, respectively. Other income for the nine months ended May 31, 2010 includes $1.0 million of income from the cancellation of European supplier distribution agreements.
Restructurings
In March 2010, ICO management decided to close its operations at its plant in New Zealand. Production ceased as of March 31, 2010, which involved a reduction in workforce of 15. As a result of the merger with ICO, the Company acquired a liability of approximately $0.2 million related to this restructuring plan. In May 2010, the Company recorded approximately $0.2 million related to a lease termination fee and other restructuring charges related to the New Zealand restructuring plan. As of May 31, 2010, the Company had approximately $0.4 million accrued which the Company expects to pay primarily during the fourth quarter of fiscal 2010. The Company expects minimal charges during the fourth quarter of fiscal 2010 related to the New Zealand restructuring plan.
In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-combination service. The Company assumed $1.8 million in liabilities as a result of the merger related to these agreements, of which $1.5 million was paid by the Company during May 2010. The Company recorded minimal charges related to this plan during the three months ended May 31, 2010. The Company expects remaining pretax charges of $0.2 million to be incurred during the fourth quarter of fiscal 2010 and into the third quarter of fiscal 2011.
On March 1, 2010, the Company announced the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio, which is a plant in the NAMB segment. The Company recorded estimated pretax restructuring expenses of $0.3 million and $1.1 million related to the closure during the three and nine months ended May 31, 2010, respectively, for employee-related costs associated with the closure. The Company expects additional charges related to this initiative to range from approximately $0.2 million to $0.7 million, before income tax, to be recognized primarily during the remainder of fiscal 2010 and early fiscal 2011. The closure of the Polybatch Color Center is expected to be completed by the end of fiscal 2010.
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
The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the NAEP segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the NAEP segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.
The Company recorded approximately $0.1 million for contract termination and other restructuring costs during the three months ended May 31, 2010 related to the fiscal 2009 initiatives. The Company recorded approximately $0.5 million for employee-related costs and $0.5 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during the nine months ended May 31, 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded for the nine months ended May 31, 2010. Nearly all restructuring charges recorded for the Fiscal 2009 Plan during the three and nine months ended May 31, 2010 were related to the Europe segment; however, minimal charges were also recorded related the NAEP segment.

As of May 31, 2010, approximately $0.9 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the remaining accrued balance for restructuring charges will be paid during the fourth quarter of fiscal 2010.
The Company expects minimal additional charges to continue in fiscal 2010 related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations. These plans are expected to be completed primarily by the end of fiscal 2010.
In January 2008, the Company announced actions in its continuing effort to improve the profitability of its North American operations which included the shut down of its manufacturing facility in St. Thomas, Ontario, Canada. The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010. The Company recorded minimal charges related to the fiscal 2008 initiatives during the nine months ended May 31, 2010. Approximately $0.2 million remains accrued for employee-related costs as of May 31, 2010 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during the nine months ended May 31, 2009. The charges recorded in fiscal 2010 and 2009 were related to the NAEP segment.
The following table summarizes the liabilities as of May 31, 2010 related to the Company’s restructuring plans. This includes a $2.4 million withdrawal liability related to fiscal 2004 and 2007 restructuring plans, which the Company paid in June 2010.

	Accrual Balance	Acquired ICO	Fiscal 2010	Fiscal 2010	Accrual Balance
	August 31, 2009	Accrual	Charges	Paid	May 31, 2010
	(In thousands)
Employee-related costs	$4,448	$2,026	$1,662	$(3,858)	$4,278
Other costs	390	—	847	(521)	716
Translation effect	42	—	—	—	151

Restructuring charges	$4,880	$2,026	$2,509	$(4,379)	$5,145

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring expense, asset impairment, curtailment gains or foreign currency transaction gains or losses. Certain portions of the Company’s North American operations are not managed separately and are included in All Other North America. The Company includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	Three months ended			Nine months ended
	May 31,		Increase	May 31,		Increase
	2010	2009	(decrease)	2010	2009	(decrease)
	(In thousands)

Europe	$21,333	$16,544	$4,789	$55,724	$35,371	$20,353
NAMB	3,394	1,026	2,368	7,304	883	6,421
NAEP	267	(802)	1,069	2,977	(5,113)	8,090
NARM	320	1,027	(707)	2,130	1,965	165
Asia Pacific	196	1,880	(1,684)	1,874	1,418	456
Bayshore	161	—	161	161	—	161
All other North America	(3,186)	(2,534)	(652)	(8,529)	(8,243)	(286)
Corporate and other	(7,131)	(3,469)	(3,662)	(21,308)	(13,579)	(7,729)
Interest expense, net	(958)	(662)	(296)	(2,697)	(1,626)	(1,071)
Foreign currency transaction gains (losses)	(468)	(2,430)	1,962	(389)	6,218	(6,607)
Other income (expense)	269	1,218	(949)	2,155	2,231	(76)
Curtailment gain	—	—	—	—	2,609	(2,609)
Asset impairment	(300)	(283)	(17)	(5,631)	(2,462)	(3,169)
Restructuring expense	(862)	(981)	119	(2,509)	(6,230)	3,721

Income from continuing operations before taxes	$13,035	$10,534	$2,501	$31,262	$13,442	$17,820

Operating income (loss) for the North America segments including discontinued operations is presented below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)

NAMB	$3,394	$1,026	$7,304	$883
NAEP	267	(802)	2,977	(5,113)
NARM	320	1,027	2,130	1,965
Bayshore	161	—	161	—
All other North America	(3,186)	(2,534)	(8,529)	(8,243)
Discontinued operations	(23)	(823)	(14)	(2,870)

	$933	$(2,106)	$4,029	$(13,378)

European operating income, excluding the impact of the acquired ICO operations, increased $4.9 million and $20.5 million for the three and nine months ended May 31, 2010, respectively. The increase was primarily due to the improvement in gross profit in the European segment primarily through increased volume, favorable product mix and the realization of cost-reduction initiatives implemented in the second quarter of fiscal 2009. The increases in gross profit of $6.8 million and $37.9 million for the three and nine months ended May 31, 2010, respectively, was partially offset by increases in selling, general and administrative expenses of $1.9 million and $17.5 million for the corresponding periods, both excluding the impact of foreign currency and ICO operations. As noted earlier, the increase in selling, general and administrative expense was primarily due to increases in bad debt expense, employee incentive compensation and stock-based compensation expense. European operating income was favorably impacted by foreign currency translation gains of $2.1 million for the nine months ended May 31, 2010. Foreign currency translation had no impact on European operating income for the three months ended May 31, 2010.

The combined operating income for the North American businesses, including NAMB, NAEP, NARM, All other North America and discontinued operations but excluding the impact of ICO, was $0.8 million and $3.9 million for the three and nine months ended May 31, 2010, respectively, compared with operating losses of $2.1 million and $13.4 million for the three and nine months ended May 31, 2009, respectively, an improvement of $2.9 million and $17.3 million, respectively. This significant improvement was the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009 and the Company’s focus on value-added products.
Operating income for NAMB, excluding the acquired ICO operations, increased $2.4 million and $6.5 million for the three and nine months ended May 31, 2010, respectively, compared with same three and nine month periods in the prior year. The increase was primarily a result of increases of $2.3 million and $6.4 million in gross profit and decreases of $0.1 million in selling, general and administrative costs for both the three and nine months ended May 31, 2010, respectively. The improvement in gross profit was partially the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009.
In the third quarter of fiscal 2010, the NAEP segment operating income was $0.3 million compared with an operating loss of $0.8 million in the third quarter of fiscal 2009. Operating income for the first nine months of fiscal 2010 was $3.0 million compared with a $5.1 million operating loss for the same period in fiscal 2009. The improvement was primarily the result of increases in gross profit of $1.8 million offset by an increase of selling, general and administrative costs of $0.7 million for the three months ended May 31, 2010. The improvement for the nine months ended May 31, 2010 was due to an increase in gross profit of $6.0 million and decrease in selling, general and administrative costs of $2.1 million during the period. Selling, general and administrative costs reflect the fiscal 2009 restructuring initiatives which realigned the NAEP sales, marketing and technical customer service teams and enabled them to more effectively focus its customer support on core markets.
Operating income for NARM, excluding ICO, decreased to $0.3 million for the three months ended May 31, 2010 compared to $1.0 million for the same period in fiscal 2009. Operating income for NARM was $2.1 million for the nine months ended May 31, 2010, representing a $0.1 million increase over fiscal 2009 for the same periods.
The Asia Pacific segment had operating income of $0.9 million and $2.5 million, excluding the impact of ICO, for the three and nine months ended May 31, 2010, respectively, compared with operating income of $1.9 million and $1.4 million for the same periods in the prior year. The increase in operating income for the nine month period was primarily the result of improvement in gross profit due to increased customer demand as discussed previously offset by increased selling, general and administrative costs, excluding ICO operations, of $0.8 million and $2.1 million for the three and nine months ended May 31, 2010, respectively.
Corporate and other includes expenses for compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees. Excluding the impact of ICO operations, Corporate and other expenses increased $3.2 million and $7.3 million for the three and nine month periods ended May 31, 2010, respectively, as compared to the prior year. These increases were due to acquisition costs related to the ICO and McCann Color transactions, increases in employee incentive compensation and stock-based compensation expense partially offset by decreases in consulting costs recorded in fiscal 2009 for consolidation of back-office operations and strategic alternatives which were not incurred in fiscal 2010.
ICO’s operations subsequent to the acquisition date contributed $31.9 million in sales, $2.3 million of gross profit and a $1.1 million operating loss to the Company’s consolidated statements of income for both the three and nine months ended May 31, 2010.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2010 and 2009 is as follows:

	Three months ended		Three months ended
	May 31, 2010		May 31, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$4,562	35.0%	$3,687	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,476)	(34.3)	(3,215)	(30.5)
U.S. and foreign losses with no tax benefit	2,601	19.9	2,724	25.8
U.S. restructuring and other U.S. unusual charges with no benefit	835	6.4	41	0.4
Establishment (resolution) of uncertain tax positions	43	0.3	(1,268)	(12.0)
ICO historical tax attributes	2,733	21.0	—	—
U.S. valuation allowance reversal	(19,466)	(149.3)	—	—
Other	278	2.1	2	—

Total income tax expense (benefit)	$(12,890)	(98.9)%	$1,971	18.7%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2010 and 2009 is as follows:

	Nine months ended		Nine months ended
	May 31, 2010		May 31, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$10,942	35.0%	$4,705	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(13,116)	(41.9)	(9,260)	(68.9)
U.S. and foreign losses with no tax benefit	8,133	26.0	10,371	77.2
U.S. restructuring and other U.S. unusual charges with no benefit	4,187	13.4	584	4.3
Italy valuation allowance	984	3.2	—	—
Establishment (resolution) of uncertain tax positions	66	0.2	(1,170)	(8.7)
ICO historical tax attributes	2,733	8.7	—	—
U.S. valuation allowance reversal	(19,466)	(62.3)	—	—
Other	553	1.8	94	0.7

Total income tax expense (benefit)	$(4,984)	(15.9)%	$5,324	39.6%

The effective tax rate for the three and nine months ended May 31, 2010 is substantially less than the U.S. statutory rate primarily because of the tax benefits recognized for the reversal of the valuation allowance in the U.S. relating to the ICO acquisition. Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of future reversals of the deferred tax liabilities of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a significant reduction in the U.S. valuation allowance was recorded resulting in a $19.5 million non-cash tax benefit.
Additionally, during the third quarter of fiscal 2010, the Company recorded a tax charge of approximately $2.7 million related to the ICO acquisition. The tax charge relates to historical tax attributes of ICO which unfavorably impact the Company’s post-acquisition current year tax liability.

During the second quarter of fiscal 2010, the Company established a valuation allowance against the deferred tax assets of its Italian entity due to the uncertainty in the realization of these assets. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.3 million. The Company will continue to maintain a valuation allowance against these deferred tax assets until it is more-likely-than-not that the Company will realize a benefit through the reduction of future tax liabilities.
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
Net income attributable to the Company’s stockholders was $25.8 million and $7.4 million for the three months ended May 31, 2010 and 2009, respectively, an improvement of $18.4 million. Net income attributable to the Company’s stockholders for the nine months ended May 31, 2010 and 2009 was $36.0 million and $5.1 million, respectively, an improvement of $30.9 million. Net income includes $19.5 million of a tax benefit recognized for the release of the valuation allowance in the U.S. relating to the ICO acquisition and certain other items as shown in the tables below. There was essentially no impact by foreign currency translation on net income for the three months ended May 31, 2010. Net income was favorably impacted by foreign currency translation of $1.8 million for the nine months ended May 31, 2010.
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

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended May 31, 2010 and 2009. Asset write-downs include asset impairments and accelerated depreciation. Restructuring related costs include restructuring charges, lease termination charges, curtailment gains and other employee termination costs. Tax benefits (charges) include a tax charge directly related to the ICO acquisition, realization of certain deferred tax assets as a result of the ICO acquisition and the Italian valuation allowance as discussed above.

Three months ended		Asset Write-	Costs Related	Restructuring	Inventory	Tax Benefits	Before Certain
May 31, 2010	As Reported	downs	to Acquisitions	Related	Step-up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$420,335	$—	$—	$—	$—	$—	$420,335
Cost of sales	361,450	—	—	—	(2,536)	—	358,914
Selling, general and administrative expenses	43,531	—	(1,629)	—	—	—	41,902
Interest expense, net	958	—	—	—	—	—	958
Foreign currency transaction (gains) losses	468	—	—	—	—	—	468
Other (income) expense	(269)	—	—	(42)	—	—	(311)
Asset impairment	300	(300)	—	—	—	—	—
Restructuring expense	862	—	—	(862)	—	—	—

	407,300	(300)	(1,629)	(904)	(2,536)	—	401,931

Income from continuing operations before taxes	13,035	300	1,629	904	2,536	—	18,404
Provision for (benefit from) U.S. and foreign income taxes	(12,890)	—	—	139	621	16,733	4,603

Income from continuing operations	25,925	300	1,629	765	1,915	(16,733)	13,801
Income (loss) from discontinued operations, net of tax of $0	(23)	—	—	—	—	—	(23)

Net income	25,902	300	1,629	765	1,915	(16,733)	13,778
Noncontrolling interests	(141)	—	—	—	—	—	(141)

Net income attributable to A. Schulman, Inc.	25,761	300	1,629	765	1,915	(16,733)	13,637
Preferred stock dividends	—	—	—	—	—	—	—

Net income attributable to A. Schulman, Inc. common stockholders	$25,761	$300	$1,629	$765	$1,915	$(16,733)	$13,637

Diluted EPS impact	$0.91						$0.48

Weighted-average number of shares outstanding — diluted	28,275						28,275

Three months ended		Asset Write-	Costs Related	Restructuring	Inventory	Tax Benefits	Before Certain
May 31, 2009	As Reported	downs	to Acquisitions	Related	Step-up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$297,644	$—	$—	$—	$—	$—	$297,644
Cost of sales	251,111	(711)	—	—			250,400
Selling, general and administrative expenses	32,861	—	—	—	—	—	32,861
Interest expense, net	662	—	—	—	—	—	662
Foreign currency transaction (gains) losses	2,430	—	—	—	—	—	2,430
Other (income) expense	(1,218)	—	—	—	—	—	(1,218)
Asset impairment	283	(283)	—	—	—	—	—
Restructuring expense	981	—	—	(981)	—	—	—

	287,110	(994)	—	(981)	—	—	285,135

Income from continuing operations before taxes	10,534	994	—	981	—	—	12,509
Provision for U.S. and foreign income taxes	1,971	95	—	277	—	—	2,343

Income from continuing operations	8,563	899	—	704	—	—	10,166
Income (loss) from discontinued operations, net of tax of $0	(823)	—	—	—	—	—	(823)

Net income	7,740	899	—	704	—	—	9,343
Noncontrolling interests	(291)	—	—	—	—	—	(291)

Net income attributable to A. Schulman, Inc.	7,449	899	—	704	—	—	9,052
Preferred stock dividends	(13)	—	—	—	—	—	(13)

Net income attributable to A. Schulman, Inc. common stockholders	$7,436	$899	$—	$704	$—	$—	$9,039

Diluted EPS impact	$0.29						$0.36

Weighted-average number of shares outstanding — diluted	25,939						25,939
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the nine months ended May 31, 2010 and 2009.

Nine months ended		Asset Write-	Costs Related	Restructuring	Inventory	Tax Benefits	Before Certain
May 31, 2010	As Reported	downs	to Acquisitions	Related	Step-up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$1,114,218	$—	$—	$—	$—	$—	$1,114,218
Cost of sales	940,839	(69)	—	—	(2,536)		938,234
Selling, general and administrative expenses	133,046	—	(5,316)	—	—	—	127,730
Interest expense, net	2,697	—	—	—	—	—	2,697
Foreign currency transaction (gains) losses	389	—	—	—	—	—	389
Other (income) expense	(2,155)	—	—	(42)	—	—	(2,197)
Asset impairment	5,631	(5,631)	—	—	—	—	—
Restructuring expense	2,509	—	—	(2,509)	—	—	—

	1,082,956	(5,700)	(5,316)	(2,551)	(2,536)	—	1,066,853

Income from continuing operations before taxes	31,262	5,700	5,316	2,551	2,536	—	47,365
Provision for (benefit from) U.S. and foreign income taxes	(4,984)	116	—	420	621	14,481	10,654

Income from continuing operations	36,246	5,584	5,316	2,131	1,915	(14,481)	36,711
Income (loss) from discontinued operations, net of tax of $0	(14)	—	—	—	—	—	(14)

Net income	36,232	5,584	5,316	2,131	1,915	(14,481)	36,697
Noncontrolling interests	(211)	—	—	—	—	—	(211)

Net income attributable to A. Schulman, Inc.	36,021	5,584	5,316	2,131	1,915	(14,481)	36,486
Preferred stock dividends	—	—	—	—	—	—	—

Net income attributable to A. Schulman, Inc. common stockholders	$36,021	$5,584	$5,316	$2,131	$1,915	$(14,481)	$36,486

Diluted EPS impact	$1.34						$1.36

Weighted-average number of shares outstanding — diluted	26,901						26,901

Nine months ended		Asset Write-	Costs Related	Restructuring	Inventory	Tax Benefits	Before Certain
May 31, 2009	As Reported	downs	to Acquisitions	Related	Step-up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$958,609	$—	$—	$—	$—	$—	$958,609
Cost of sales	840,801	(1,185)	—	—			839,616
Selling, general and administrative expenses	105,106	—	—	(97)	—	—	105,009
Interest expense, net	1,626	—	—	—	—	—	1,626
Foreign currency transaction (gains) losses	(6,218)	—	—	—	—	—	(6,218)
Other (income) expense	(2,231)	—	—	—	—	—	(2,231)
Curtailment gain	(2,609)	—	—	2,609	—	—	—
Asset impairment	2,462	(2,462)	—	—	—	—	—
Restructuring expense	6,230	—	—	(6,230)	—	—	—

	945,167	(3,647)	—	(3,718)	—	—	937,802

Income from continuing operations before taxes	13,442	3,647	—	3,718	—	—	20,807
Provision for U.S. and foreign income taxes	5,324	411	—	1,016	—	—	6,751

Income from continuing operations	8,118	3,236	—	2,702	—	—	14,056
Income (loss) from discontinued operations, net of tax of $0	(2,870)	—	—	—	—	—	(2,870)

Net income	5,248	3,236	—	2,702	—	—	11,186
Noncontrolling interests	(141)	—	—	—	—	—	(141)

Net income attributable to A. Schulman, Inc.	5,107	3,236	—	2,702	—	—	11,045
Preferred stock dividends	(40)	—	—	—	—	—	(40)

Net income attributable to A. Schulman, Inc. common stockholders	$5,067	$3,236	$—	$2,702	$—	$—	$11,005

Diluted EPS impact	$0.20						$0.43

Weighted-average number of shares outstanding — diluted	25,962						25,962

Liquidity and Capital Resources
Net cash used in operations was $25.0 million compared with net cash provided from operations of $150.6 million for the nine months ended May 31, 2010 and 2009, respectively. The decrease from last year was due to an increase in accounts receivable and inventory since August 31, 2009, resulting primarily from increased sales in the third quarter compared with the fourth quarter of fiscal 2009. Inventory also increased as general business conditions improved. In the first nine months of fiscal 2009, working capital had decreased dramatically from August 31, 2008 balances, which favorably impacted cash flow from operations.
The Company’s approximate working capital days excluding ICO are summarized as follows:

	May 31, 2010	August 31, 2009	May 31, 2009
Days in receivables	52	58	63
Days in inventory	49	46	47
Days in payables	40	44	41
Total working capital days	60	60	70
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	May 31, 2010	August 31, 2009	$ Change	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$91.8	$228.7	$(136.9)	-60%
Working capital, excluding cash	$184.7	$133.1	$51.6	39%
Long-term debt	$95.7	$102.3	$(6.6)	-6%
Total debt	$145.9	$104.8	$41.1	39%
Net debt (net cash)*	$54.1	$(123.9)	$178.0	-144%
Total A. Schulman, Inc. stockholders’ equity	$491.8	$366.1	$125.7	34%

*	Total debt less cash and cash equivalents.
The Company’s cash and cash equivalents decreased approximately $136.9 million from August 31, 2009. Excluding the negative impact of foreign currency translation of $7.5 million, cash and cash equivalents declined by $129.4 million, or 56.6%. The significant decrease in cash and cash equivalents during the third quarter was driven primarily by: the purchase price for acquisitions of $99.2 million, net of cash acquired; expenditures for capital projects of $13.9; acquisition-related cash expenditures of $7.7 million; the repayment of ICO long-term debt and related costs of $19.3 million; and increases in working capital and foreign currency translation losses.
Working capital, excluding cash, was $184.7 million as of May 31, 2010, an increase of $51.6 million from August 31, 2009. The primary reason for the increase in working capital was the increase in accounts receivable of $81.2 million and the increase in inventory of $82.7 million offset by an increase of $51.4 million in accounts payable since August 31, 2009. The translation effect of foreign currencies, primarily the euro, decreased accounts receivable by $24.4 million and inventory by $20.0 million. Excluding the impact of translation of foreign currencies and ICO operations, accounts receivable increased $40.5 million, or 19.6%, and inventory increased $59.9 million, or 44.9%. The increase in accounts receivables is due to increased sales as general business conditions improved. The increase in inventory was the result of improvements in general business conditions. Accounts payable increased $28.6 million, excluding the impact of foreign currency and ICO operations, as the Company increased inventory purchases to meet increased customer demand.
Capital expenditures for the nine months ended May 31, 2010 were $13.9 million compared with $22.0 million last year. Fiscal 2010 capital expenditures relate primarily to various projects in Europe. The first half of fiscal 2009 included capital expenditures for the completion of the new Akron, Ohio plant and the addition of a new smaller line in the Nashville, Tennessee plant which replaced an older inefficient line in fiscal 2009.

The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2010, the Company was not in violation of any of its covenants relating to the Credit Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2010.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of May 31, 2010, approximately $43.0 million was outstanding under the Credit Facility, which is included in notes payable in the Company’s consolidated balance sheet due to the short-term maturity of the Credit Facility as of May 31, 2010.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate $62.0 million as of May 31, 2010. The fair market value of the Euro Notes is approximately €53.2 million as of May 31, 2010, which approximates $65.5 million.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of May 31, 2010, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2010.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had approximately $56.4 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of May 31, 2010. There was approximately $52.4 million available under these lines of credit as of May 31, 2010. The Company had no uncollateralized short-term lines of credit from domestic banks as of May 31, 2010.

Below summarizes the Company’s available funds as of May 31, 2010 and August 31, 2009.

	May 31, 2010	August 31, 2009
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$—	$8.5
Uncollateralized short-term lines of credit — Foreign	$56.4	$41.3

Total gross available funds from credit lines	$316.4	$309.8

Credit Facility	$214.9	$259.0
Uncollateralized short-term lines of credit — U.S.	$—	$8.5
Uncollateralized short-term lines of credit — Foreign	$52.4	$38.8

Total net available funds from credit lines	$267.3	$306.3

Total net available funds from credit lines represents the total gross available funds from credit lines less outstanding borrowings of $47.0 million and $2.5 million as of May 31, 2010 and August 31, 2009, respectively and issued letters of credit of $2.1 million and $1.0 million as of May 31, 2010 and August 31, 2009, respectively.
The Company’s net debt, defined as debt minus cash, was in a net debt position of $54.1 million as of May 31, 2010 compared with the August 31, 2009 net cash of $123.9 million. The change of $178.0 million was primarily a result of cash paid and debt assumed for the acquisition of ICO as well as foreign currency translation losses partially offset by cash provided from earnings. The Company assumed $27.2 million of debt as part of the acquisition of ICO. The foreign currency translation effect decreased debt by $10.2 million since August 31, 2009. As of May 31, 2010, the Company completely repaid approximately $19.3 million of long-term debt assumed as part of the acquisition of ICO and the remaining ICO debt was paid in June 2010. At May 31, 2010 and August 31, 2009, the Company had $2.1 million and $1.0 million, respectively, issued in letters of credit to primarily insurance-related beneficiaries. The Company’s availability under its primary credit facility is reduced by these amounts.
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
During the nine months ended May 31, 2010, the Company declared and paid quarterly cash dividends of $0.45 per common share. The total amount of these dividends was $12.0 million. Cash has been sufficient to fund the payment of these dividends. On June 24, 2010, the Company’s Board of Directors declared a regular cash dividend of $0.15 per common share payable August 2, 2010 to stockholders of record on July 19, 2010.
No shares were repurchased during the three and nine months ended May 31, 2010. The Company did not repurchase any shares for the three months ended May 31, 2009. During the nine months ended May 31, 2009, the Company repurchased 111,520 shares of common stock, at an average price of $14.77 per share. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.

The Company has foreign currency exposures primarily related to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the euro as its functional currency. The change in the value of the U.S. dollar during the nine months ended May 31, 2010 decreased this account by $36.6 million which was primarily the result of a 14.1% decrease in the value of the euro since August 31, 2009 to a spot rate of 1.231 euros to 1 U.S. dollar as of May 31, 2010.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
The Company’s future contractual obligations were previously reported in the Company’s 2009 Annual Report. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations or commercial commitments since August 31, 2009. Increases to the follow contractual obligations were primarily the result of the acquisitions of ICO and McCann Color in the third quarter of fiscal 2010.

	Period ended August 31,
						2015 and
	2010	2011	2012	2013	2014	thereafter	Total
	(In thousands)
Short Term Debt	$47,495	$—	$—	$—	$—	$—	$47,495
Long Term Debt	$2,724	$—	$—	$30,000	$—	$65,718	$98,442
Operating Lease Obligations	$1,462	$4,805	$3,250	$2,573	$2,219	$5,755	$20,064
The Company’s outstanding commercial commitments as of May 31, 2010 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2010.
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

New Accounting Pronouncements
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and recorded $1.6 million and $5.3 million during the three and nine months ended May 31, 2010, respectively, of transaction costs for the acquisitions of ICO and McCann Color. See Note 3 — Acquisitions.
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
In January 2010, the FASB issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The new rules also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and is not expected to impact the Company’s consolidated financial statements.

Cautionary Statements
A number of the matters discussed in this document that are not historical or current facts deal with potential future circumstances and developments and may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts and relate to future events and expectations. Forward-looking statements contain such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:
•	worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets;
•	the effectiveness of the Company’s efforts to improve operating margins through sales growth, price increases, productivity gains, and improved purchasing techniques;
•	competitive factors, including intense price competition;
•	fluctuations in the value of currencies in major areas where the Company operates;
•
volatility of prices and availability of the supply of energy and raw materials that are critical to the manufacture of the Company’s products, particularly plastic resins derived from oil and natural gas;

•	changes in customer demand and requirements;
•	effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions and restructuring initiatives;
•	escalation in the cost of providing employee health care;
•	uncertainties regarding the resolution of pending and future litigation and other claims;
•	the performance of the North American auto market; and
•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products.
The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in the Company’s Annual Report on Form 10-K and the most recent Form 10-Q. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, and Indonesian rupiah.
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
The Company’s exposure to market risk from changes in interest rates relates primarily to its debt obligations. Interest on the Revolving Facility is based on the London Inter-Bank Offered Rate (LIBOR) for U.S. dollar borrowings and the Euro Interbank Offered Rate (EURIBOR) for euro borrowings. As of May 31, 2010, the Company had $43.0 million outstanding against its Credit Facility. Borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

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
The Company acquired ICO and McCann Color during the third quarter of fiscal 2010. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting does not include the acquired operations of ICO or McCann Color, as permitted by Section 404 of the Sarbanes-Oxley Act and SEC rules for recently acquired businesses.
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
We may fail to realize all of the anticipated benefits of the acquisitions, which could reduce our profitability.
We expect that the acquisitions of ICO and McCann Color will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenses on the part of both ourselves and the acquisitions. Personnel may leave or be terminated because of the acquisitions. Our management may have its attention diverted while trying to integrate the acquired companies. In addition, we may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities including retaining acquired current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. If these factors limit our ability to integrate the operations of the acquired companies successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, may not be met. In addition, our growth and operating strategies for the acquired businesses may be different from the strategies that the acquired companies are currently pursuing.

An impairment of goodwill would negatively impact the Company’s financial results.
The acquisitions of ICO and McCann Color increased the Company’s goodwill by $71.3 million. At least annually, the Company performs an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the acquisition could negatively impact the Company’s results of operations.
The Company may not have adequate or cost-effective liquidity or capital resources.
The Company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness. As of May 31, 2010, the Company had cash and cash equivalents of $91.8 million. In addition, the Company currently has access to committed credit lines of $260.0 million, with $214.9 million available as of May 31, 2010. The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.
The Company may, in the future, need to access the financial markets to satisfy its cash needs. The Company’s ability to obtain external financing is affected by various factors including general financial market conditions and the Company’s debt ratings. While, thus far, uncertainties in global credit markets have not significantly affected the Company’s access to capital, future financing could be difficult or more expensive. Further, any increase in the Company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may impact the Company’s ability to obtain favorable financing terms. Any tightening of credit availability could impair the Company’s ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. The Company’s lack of access to cost-effective capital resources, an increase in the Company’s financing costs, or a breach of debt instrument covenants could have a material adverse effect on the Company’s business.
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

The Company’s purchases of its common stock under the 2008 repurchase program during the third quarter of fiscal 2010 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,906,966
March 1-31, 2010	—	$—	—	2,906,966
April 1-30, 2010	—	$—	—	2,906,966
May 1-31, 2010	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
10.1	Form of Time-Based Restricted Stock Award Agreement for Employees (filed herewith).

10.2	Form of 2010 Performance Share Award Agreement (ROIC) for Employees (filed herewith).

10.3	Form of 2010 Performance Share Award Agreement (TSR) for Employees (filed herewith).

10.4	Form of 2010 Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (filed herewith).

10.5	Form of 2010 Restricted Stock Unit Award Agreement (Gingo) (filed herewith).

10.6	Form of 2010 Whole Share Award Agreement for Non-Employee Directors (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2010	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis,
Chief Financial Officer, Vice President and
Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)