Form 10-K
period 2010-08-31
SCHULMAN A INC
filed 2010-10-26
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 28, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $586,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 31,487,229 Shares of Common Stock, $1.00 Par Value, at October 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	In Which Incorporated

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders	III

PART I

ITEM 1. BUSINESS

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our,” “ours” and “us”) was organized as an Ohio corporation in 1928 and changed its state of incorporation to Delaware in 1969.

Founded in 1928 by Alex Schulman, the Akron, Ohio based company began as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, technology centers and sales offices in numerous countries. In 1972 the Company went public. Today, A. Schulman is recognized as one of the leading global plastics compounders.

The Company has at least five unique competitive advantages:

•	The Company’s sales and marketing teams partner with customers to understand needs and provide tailored solutions that maximize success through its extremely broad and well-rounded product line.

•	The Company’s procurement teams are critical to its success as its global purchasing power positions the Company to formulate and sell products competitively.

•	The Company has 36 manufacturing facilities worldwide allowing it to be an ideal partner for key global customers.

•	The Company has a solid reputation in product innovation and development driven by its customer relationships and global technology centers.

•	The Company’s strong financial position enables it to effectively compete in the current economic environment.

The Company leverages these five unique competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth.

Each of the Company’s lines of business has a successful presence in the global market place, providing tailored solutions for customers. The result is a product portfolio that is strongly positioned in the industry allowing the Company to bring new and enhanced products to the market faster and more consistently. With first-class research and development centers strategically positioned around the globe, A. Schulman has the ability to act fast against market needs. Producing and supplying product is also imperative. The Company’s collaboration between development and production is especially important to the Company, as well as its customers, as quick and quality turnaround is critical. The Company’s 36 manufacturing facilities are geographically positioned, allowing the Company to quickly service target markets and customers. The Company generally produces compounds on the basis of customer commitments and expectations. Of course, proximity means little without quality. A. Schulman has a long and proud history of consistently supplying products of the highest standards, which is evidenced by the Company’s numerous certifications and accreditations.

Information regarding the amount of sales, operating income and identifiable assets attributable to each of the Company’s business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8 of this Report.

BUSINESS SEGMENTS

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.

During fiscal 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The operations serve customers from its 48,000-square-foot, expandable North Canton facility, which was built in 1998 exclusively to manufacture color concentrates. The facility complements the Company’s existing North American masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas.

Also during fiscal 2010, the Company acquired ICO, Inc. (“ICO”), a global manufacturing company of specialty resins and concentrates, and provider of specialty polymer services, including size reduction, compounding and other related services. The acquisition of ICO presents the Company with an opportunity to expand its presence substantially, especially in the global rotomolding and U.S. masterbatch markets. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The acquisition of ICO’s operations increases the Company’s presence in the U.S. masterbatch market, gains plants in the high-growth market of Brazil and expands the Company’s Asia Pacific presence with the addition of several ICO facilities in that region. In Europe, the acquisition allows the Company to add rotomold compounding and size reduction to the Company’s capabilities. It also enables growth in countries where the Company currently has a limited presence, such as France, Italy and Holland, as well as further leveraging facilities serving high-growth markets such as Poland, Hungary and Sweden.

As a result of the April 30, 2010 acquisition of ICO, the Company updated its reportable segments to reflect the Company’s current reporting structure. The Company now has six reportable segments based on the regions in which they operate and the products and services they provide. The six reportable segments are Europe, Middle East and Africa (“EMEA”), North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Asia Pacific (“APAC”) and Bayshore. The following table describes the components of the Company’s pre- and post-merger and ICO’s former reportable segments which make up the current reportable segments:

Current A. Schulman, Inc.	Former A. Schulman, Inc.	Former ICO, Inc.

EMEA	Europe	ICO Europe
North America Masterbatch	North America Masterbatch	ICO Brazil
North America Engineered Plastics	North America Engineered Plastics	—
North America Rotomolding	North America Distribution Services	ICO Polymers North America
APAC	Asia	ICO Asia Pacific
Bayshore	—	Bayshore Industrial

During fiscal 2010, the Company completed the closure of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information.

The CODM uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Operating income before certain items does not include interest income or expense, other income or expense, foreign currency transaction gains or losses and other certain items such as restructuring related expenses, asset write-downs, costs related to business acquisitions, inventory step-up, CEO transition costs, termination of a lease for an airplane and an insurance claim settlement adjustment. Certain portions of the Company’s North American operations are not managed separately and are included in

All Other North America. The Company includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

Globally, the Company operates primarily in four lines of business: (1) masterbatch, (2) engineered plastics, (3) rotomolding and (4) distribution. In North America, there is a general manager of each of these lines of business, each of whom reports directly to the Company’s CEO. The Company’s EMEA and APAC segments have managers of each line of business, who report to a general manager who reports to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the EMEA and APAC segments.

The Company has described the lines of business listed above through which the Company offers its products and services to its customers. In addition to compounded products, in each line of business, the Company offers tolling services/producer services, where the Company processes material provided and owned by customers. While providing these services, the Company may provide certain amounts of its materials, such as additives.

Masterbatch

Masterbatches (also referred to as “concentrates”) are often the key ingredient in a successful application formula. These highly concentrated compounds are introduced at the point-of-process to provide a material solution that meets several combinations of performance and aesthetic requirements.

The Company first began supplying masterbatch through its technology center in Bornem, Belgium in the early 1960s. By the end of the decade, the Company’s presence in this area had grown to the Americas, primarily in Mexico, and later in Asia. The acquisitions of ICO and McCann Color in fiscal 2010 allow the Company to expand product offerings in the high-quality, custom color and the commodity masterbatch markets, provide capacity, flexibility and efficiency to advance growth in targeted markets, and reduce dependence on the automotive market. The Company’s manufacturing and research facilities are strategically located globally to ensure that orders are shipped within specification and on time.

From performance to aesthetic requirements or combinations thereof, the masterbatch product portfolio is designed to offer better solutions faster, and includes:

•	Polybatch®	Additive Compounds, as well as, Color and White Concentrates for Film and Molding
•	Polyblak®	Carbon Black Color Concentrates
•	AquaSol®	Water Soluble Compounds
•	Papermatch®	Masterbatch for the production of synthetic paper
•	Icorene®	Masterbatch Compound Powder Grinds

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

The Company’s masterbatch product offerings play a key role in commercializing solutions that have a reduced impact on the environment. The Company’s line of bio-degradation promoting additives assists in the molecular breakdown of films allowing them to be bioassimilated. The Company continues to advance pigment and additive loadings, which reduce the amount of total polymer required in the manufacturing process. Micro- and nano-particle technologies continue to make advancements. These particles, when used as pigments, fillers and additives, result in greater dispersion and a reduction in the amount of total polymer used in end application.

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

The Company’s engineered plastics business supplies several markets and applications. Consumer and industrial applications are target growth areas, with durable goods markets such as industrial packaging, appliances, electrical, tools, recreational and lawn/garden leading the way. The Company supplies materials to every major vehicle segment and across all of the largest manufacturers. In recent years, the Company has tempered its exposure to the North American automotive market as necessary.

Key growth segments for this market are European and Asian manufacturers, who recently gained market share. In North America, the Company is seeing growth and construction of new facilities by Asian and European automotive manufacturers.

Rotomolding

The Company has begun to commonly refer to its rotomolding business as a specialty powders business, which now includes rotomolding powders, non-roto molding powders, size reduction and custom blending capabilities. For purposes of this Form 10-K, the Company will maintain the rotomolding designation.

The acquisition of ICO significantly increased the Company’s capacity to supply customers in the rotational molding or “rotomolding” market. Rotational molding produces plastic products by melting specified plastic powder in molds that are heated in an oven while being rotated. The melting resin adheres to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, especially for the production of larger, hollow products, because assembly of multiple parts is unnecessary, consistent wall thickness in the finished product can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding. Rotomolding includes compounded resin powders for rotationally-molded products, such as gas and water tanks, kayaks, playground slides, and other large applications.

Size reduction, or grinding, is a major component of the Company’s rotomolding business and is a process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a specified powder size and form, depending on the customer’s requirements. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with specific thermal characteristics (such as heat sensitive materials), the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures.

Rotomolding includes a broad product portfolio of base resins, custom colors, and proprietary cross-linked polyethylene formulations.

•	Polyaxis®	Compounds developed specifically for the rotational molding process
•	Schulink®	Cross-linkable resin
•	Superlineartm	Material offers impact, stiffness and high heat-distortion temperatures
•	Icorene®	Compound powders offered in custom colors and specialty effects
•	Ecorenetm	Environmentally friendly thermoplastic powders
•	ICO-Finetm	Ultra-fine thermoplastic powders

Distribution

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

The Company’s distribution offering includes polymers for all processing types, including injection molding, blow molding, thermoforming and extrusion. Offering various compliant grades, the Company has products to meet the most stringent of needs. The Company offers both prime and wide-spec grades, allowing customers to maximize their cost-to-performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels. The Company’s products are supplied into every major market segment, including automotive, building and construction, lawn and garden, film and packaging, and household and consumer goods.

Joint Ventures

ASI Investments Holding Co. is a wholly-owned subsidiary which owns a 70% partnership interest in The Sunprene Company, which manufactures a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner is an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership has two manufacturing lines at the Company’s Bellevue, Ohio facility. The Company’s partner provides technical and manufacturing expertise.

A. Schulman International, Inc. is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. P.T. Prima Polycon Indah owns the remaining 35% interest in this joint venture.

Employee Information

As of August 31, 2010, the Company had approximately 2,900 employees. Approximately 50% of all of the Company’s employees are represented by various unions under collective bargaining agreements.

Research and Development

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. The Company has a team of individuals with varied backgrounds to lead a “New Product Engine” initiative to put an aggressive global focus on the Company’s research and development activities. The Company conducts these activities at its various technical centers and laboratories. Research and development expenditures were approximately $2.0 million, $3.6 million and $5.9 million in fiscal years 2010, 2009 and 2008, respectively. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

Compliance with Environmental Regulations

The Company’s operations and its ownership of real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of the Company’s business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Environmental laws may have a significant effect on the costs of these activities involving raw materials, finished products and wastes. The Company may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in its operations for violations of these laws.

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

Dependence on Customers

During the year ended August 31, 2010, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are usually available from major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, PVC, polyethylene, polystyrene, nylon, ABS and polyurethane. For additional information on the availability of raw materials, see ITEM 1A, RISK FACTORS, Shortages or price increases of raw materials and energy costs could adversely affect operating results and financial condition, in this Report.

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

The principal methods of competition in plastics manufacturing are innovation, price, availability of inventory, quality and service. The principal methods of competition for merchant and distribution activities are price, availability of inventory and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices.

Trademarks and Trade Names

The Company uses various trademarks and trade names in its business. These trademarks and trade names protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. The Company also holds patents in various parts of the world for certain of its products. These trademarks, trade names and patents, including those which are pending, contribute to profitability. During fiscal 2010, the Company recorded $12.5 million of intangibles for trademarks as part of the ICO acquisition, which the Company will amortize over their estimated useful lives.

International Operations

The Company has facilities and/or offices located in Australia, Belgium, Brazil, China, Czech Republic, France, Germany, Hungary, Indonesia, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Slovakia, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Financial information related to our geographic areas for the three year period ended August 31, 2010 appears in Note 13 to the Consolidated Financial Statements, Segment Information, and is incorporated herein by reference. For a discussion of risks attendant to the Company’s foreign operations, see ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s Executive Officers are reported below. The Company’s By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:  Age 65; President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41 year tenure at The Goodyear Tire & Rubber Company.

Paul F. DeSantis:  Age 46; Chief Financial Officer and Treasurer of the Company since April 2006. Mr. DeSantis joined the Company as Vice President of Finance in January 2006; prior to that time, he was with Scott’s Miracle-Gro where he held various financial roles since 1997 before becoming Vice President and Corporate Treasurer of Scott’s Miracle-Gro in 2003.

Paul R. Boulier:  Age 57; Vice President and Chief Marketing Officer of the Company since October 2008. Mr. Boulier previously served as the Vice President, Marketing and Sales at Core Molding Technologies for one year and previous to that he was with Avery Dennison where he held various roles.

Gary A. Miller:  Age 64; Vice President Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Since 1992, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company.

David C. Minc:  Age 61; Vice President, Chief Legal Officer and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Bernard Rzepka:  Age 50; General Manager and Chief Operating Officer — EMEA of the Company since September 1, 2008. Previously, Mr. Rzepka served as the Business Unit Manger of the Europe masterbatch line of business since February 2008. Prior to that time, Mr. Rzepka served as the Associate General Manager — Europe from 2007 to 2008. Prior to that, he served as the Managing Director of Germany from 2004 to 2007. Prior to that, Mr. Rzepka served as the head of the engineered plastics line of business in Europe from 2003 to 2004. He has been with the Company since 1993, serving in a variety of technology and commercial management positions.

Kim L. Whiteman:  Age 53; Vice President, Global Human Resources of the Company since June 2009. Previously, Mr. Whiteman held various roles at The Goodyear Tire and Rubber Company since 1979.

Gustavo Perez:  Age 46; General Manager and Chief Operating Officer of the Americas since August 2010. Since 2008, Mr. Perez has been General Manager, Masterbatch for the Company’s North America operations. Previously, he was General Manager of Mexico and prior to that position, he was Associate General Manager since 2000. He joined A. Schulman in 1995 as a Finance Manager of the Mexican subsidiary.

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

The business of most of our customers can be cyclical in nature and sensitive to changes in general economic conditions. Financial deterioration in our customers will adversely affect our sales and profitability. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. The recent global economic crisis, especially in North America and Europe, has caused, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, each of which may materially adversely affect our customers’ access to capital. A limit on our customers’ access to capital could inhibit their willingness or ability to purchase our products or affect their ability to pay for products that they have already purchased from us. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.

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

The future of the current global financial turmoil is difficult to forecast and mitigate, and therefore our operating results for a particular period are difficult to predict. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

The inability to achieve, delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies could adversely affect our profitability.

We have announced multiple major plans and initiatives that are expected to reduce costs and improve efficiencies. We could be unable to achieve, or may be delayed in achieving, all the benefits from such initiatives because of limited resources or uncontrollable economic conditions. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition. Additionally, even if we achieve these goals, we may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits.

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

Shortages or price increases of raw materials and energy costs could adversely affect operating results and financial condition.

We purchase various plastic resins to produce our proprietary plastic compounds. These resins, derived from petroleum or natural gas, have been subject to periods of short supply as well as rapid and significant movements in price. These fluctuations in supply and price may be caused or aggravated by a number of factors, including inclement weather, political instability or hostilities in oil-producing countries, other force majeure events affecting the production facilities of our suppliers, and more general supply and demand changes. We may not be able to obtain sufficient raw materials or pass on increases in the prices of raw materials and energy to our customers. Such shortages or higher petroleum or natural gas costs could lead to declining margins, operating results and financial conditions.

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

We conduct more than 85% of our business outside of the United States. We and our joint ventures currently have 36 manufacturing facilities located outside the United States. We have facilities and offices located in Australia, Belgium, Brazil, China, Czech Republic, France, Germany, Hungary, Indonesia, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Slovakia, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

We have several defined benefit pension and postretirement plans around the world covering most of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the Company’s outside actuaries and as required by law. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required. These contributions could be substantial and would reduce the cash available for our business.

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

As of August 31, 2010, our debt on a consolidated basis was approximately $154.7 million. An increase in the level of indebtedness could have significant consequences. For example, it could:

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

We may experience difficulties in integrating acquired businesses, or acquisitions may not otherwise perform as expected.

We may acquire other businesses intended to complement or expand our business. The successful integration of these acquisitions will depend on our ability to integrate the assets and personnel acquired. We may encounter obstacles when incorporating the acquired operations with our operations and management. The acquired operations may not otherwise perform or provide the results expected when we first entered into the transaction. We may not achieve anticipated results in developing new geographic or product markets. If such acquisitions are not integrated successfully or they do not perform as well as anticipated, our results of operations and financial condition could be adversely affected.

We may fail to realize all of the anticipated benefits of acquisitions, which could reduce our anticipated profitability.

We expect that our acquisitions will result in certain synergies, business opportunities and growth prospects. We, however, may not realize these expected synergies, business opportunities and growth prospects. Integrating operations is complex and requires significant efforts and expenses on the part of both ourselves and the acquisitions. Personnel may voluntarily or involuntarily exit the Company because of the acquisitions. Our management may have its attention diverted while trying to integrate the acquired companies. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities including successfully developing new geographic or product markets or retaining acquired current customers. Our assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, our growth and operating strategies for acquired businesses may be different from the strategies that the acquired companies pursued. If these factors limit our ability to integrate or operate the acquired companies successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from acquisitions, may not be met.

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

The acquisitions of ICO and McCann Color increased the Company’s goodwill by $73.1 million. At least annually, the Company performs an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company’s results of operations.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness. As of August 31, 2010, the Company had cash and cash equivalents of $122.8 million. In addition, the Company currently has access to committed credit lines of $297.2 million, with $234.0 million available as of August 31, 2010. The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

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

We may be exposed to certain regulatory risks related to climate change.

Various governments have either introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. Additionally, some of our operations are within other jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions including European Union, Brazil and China. The outcome of new legislation in the U.S. and other jurisdictions in which we operate may result in new or additional regulation, additional charges to fund energy efficiency activities or other regulatory actions. These effects may adversely impact our financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table indicates the location of each of the Company’s plastics compounding plants, the approximate annual plastics compounding capacity and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2010. The following locations are owned or leased by the Company.

			Approximate
	Approximate		Floor Area
Location	Capacity (lbs.)(1)		(Square Feet)
	(In thousands)

Akron, Ohio	15,500		105
North Canton, Ohio	5,000		48
Contagem, Belo Horizonte, Brazil	16,000		24
Americana, São Paulo, Brazil	8,000		19
Simoes Filhos, Bahia, Brazil	2,000		11
San Luis Potosi, Mexico	93,000		187

Total North America Masterbatch segment	139,500		394
Bellevue, Ohio	60,000	(2)	160
Nashville, Tennessee	41,500		138

Total North America Engineered Plastics segment	101,500		298
China, Texas	90,000		108
East Chicago, Indiana	65,000		130
Fontana, California	40,000		44
Grand Junction, Tennessee	28,000		124
Allentown, Pennsylvania	29,000		128

Total North America Rotomolding Segment	252,000		534
Bornem, Belgium	147,000		455
Opglabbeek, Belgium	4,500		22
Givet, France	243,000		222
Beaucaire, France	51,000		76
Montereau, France	54,000		57
Oyonnax, France	4,000		28
Kerpen, Germany	154,500		543
Budapest, Hungary	500		26
Gorla Maggiore, Italy	7,000		115
Verolanuoava, Italy	70,500		135
s-Gravendeel, The Netherlands	99,000		168
Nowa Biala, Poland	1,300		49
Gainsborough, United Kingdom	160,000		103
Crumlin Gwent, South Wales, United Kingdom	65,000		106
Astorp, Sweden	9,000		27

Total EMEA Segment	1,070,300		2,132
Batu Pahat, Malaysia	34,500		62
Braeside, Australia	36,000		183
Brisbane, Australia	18,000		19
Guangdong Province, China	30,500		112
East Java, Indonesia (Joint Venture)	36,500		136

Total APAC Segment	155,500		512
La Porte, Texas	268,000		226

Total Bayshore Segment	268,000		226

Total	1,986,800		4,096

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

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 53 warehouses for the Company worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company owns its corporate headquarters, which is located in Akron, Ohio and contains approximately 48,000 square feet of office space. The Company leases sales offices in various locations globally and administrative offices in Houston, Texas and Londerzeel, Belgium.

As of August 31, 2010, the Company’s Findlay, Ohio and Sharon Center, Ohio facilities and certain equipment related to Invision are considered held for sale. The net book value of these assets held for sale after impairment is approximately $5.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2010 due to the immaterial amount. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 15, 2010, there were 615 holders of record of the Company’s Common Stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 15, 2010 was $21.14.

The quarterly high and low closing stock prices for fiscal 2010 and 2009 are presented in the table below.

	Fiscal 2010	Fiscal 2009
Common Stock Price Range	High - Low	High - Low

1st Quarter	$21.13 - 16.32	$24.10 - 12.02
2nd Quarter	$23.98 - 16.42	$18.16 - 12.65
3rd Quarter	$26.89 - 21.33	$15.69 - 12.08
4th Quarter	$21.84 - 17.05	$22.01 - 14.45

The quarterly cash dividends declared for fiscal 2010 and 2009 are presented in the table below.

Cash Dividends per Share	Fiscal 2010	Fiscal 2009

1st Quarter	$0.150	$0.150
2nd Quarter	0.150	0.150
3rd Quarter	0.150	0.150
4th Quarter	0.150	0.150

	$0.600	$0.600

During fiscal 2008, the Board of Directors agreed to increase to five million the remaining number of shares authorized for repurchase under the Company’s 2006 share repurchase program, under which the Board of Directors had previously authorized the repurchase of up to 6.75 million shares of common stock. At the time of the increase to five million shares, approximately 4.0 million shares remained authorized for repurchase.

The Company’s purchases of its common stock under the 2008 repurchase program during the fourth quarter of fiscal 2010 were as follows:

			Total
			Number of
			Shares	Maximum
		Average	Purchased	Number of
		Price Paid	as Part of a	Shares That
	Total Number	per Share	Publicly	May Yet be
	of Shares	(Excluding	Announced	Purchased
	Repurchased	Commissions)	Plan	Under the Plan

Beginning shares available				2,906,966
June 1-30, 2010	—	$—	—	2,906,966
July 1-31, 2010	—	$—	—	2,906,966
August 1-31, 2010	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2010(1)	2009(1)	2008(1)	2007	2006
	(In thousands, except share and per share data)

Net sales	$1,590,443	$1,279,248	$1,983,595	$1,786,892	$1,616,380
Cost of sales	1,357,575	1,109,211	1,749,065	1,578,213	1,397,453
Other costs and expenses	196,697	155,751	187,393	159,328	158,506
Interest and other income	(3,770)	(4,174)	(2,347)	(4,138)	(5,202)

	1,550,502	1,260,788	1,934,111	1,733,403	1,550,757

Income from continuing operations before taxes	39,941	18,460	49,484	53,489	65,623
Provision (benefit) for U.S. and foreign income taxes	(4,419)	6,931	17,944	24,655	29,485

Income from continuing operations	44,360	11,529	31,540	28,834	36,138
Loss from discontinued operations, net of tax of $0	(239)	(13,956)	(12,619)	(5,738)	(2,360)

Net income (loss)	44,121	(2,427)	18,921	23,096	33,778
Noncontrolling interests	(221)	(349)	(872)	(1,027)	(1,116)

Net income (loss) attributable to A. Schulman, Inc.	$43,900	$(2,776)	$18,049	$22,069	$32,662

Total assets	$1,071,325	$797,489	$890,421	$874,115	$843,245
Long-term debt	$93,834	$102,254	$104,298	$123,080	$120,730
Total equity	$493,150	$370,971	$430,764	$430,224	$407,476
Weighted-average number of shares outstanding:
Basic	27,746,220	25,790,421	26,794,923	27,032,348	29,961,580
Diluted	27,976,343	26,069,631	27,097,896	27,369,408	30,394,210
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$1.59	$0.43	$1.14	$1.04	$1.17
Loss from discontinued operations	(0.01)	(0.54)	(0.47)	(0.21)	(0.08)

Net income (loss) attributable to common stockholders	$1.58	$(0.11)	$0.67	$0.83	$1.09

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$1.58	$0.43	$1.13	$1.03	$1.15
Loss from discontinued operations	(0.01)	(0.54)	(0.47)	(0.21)	(0.08)

Net income (loss) attributable to common stockholders	$1.57	$(0.11)	$0.66	$0.82	$1.07

Cash dividends per common share	$0.60	$0.60	$0.59	$0.58	$0.58

(1)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS AND RECENT DEVELOPMENTS

A. Schulman, Inc. (the “Company”, “we”, “our”, “ours” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. The Company’s segments are Europe, Middle East and Africa (“EMEA”), North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Asia Pacific (“APAC) and Bayshore. The Company has approximately 2,900 employees and 36 plants in countries in Europe, North America, Asia, South America and Australia. Globally, the Company operates primarily in four lines of business: (1) masterbatch, (2) engineered plastics, (3) rotomolding and (4) distribution. The Company also offers tolling services to customers through its North America, EMEA and Bayshore operations.

On October 26, 2009, the Company announced plans to establish a masterbatch facility in western India to better serve its customers in that region, which the Company regards as a key geographic growth market. The facility initially will consist of one production line and will manufacture the Company’s masterbatch products which serve the packaging, appliance and consumer products markets. The facility’s capacity is projected to be approximately 12 million pounds per year.

On March 1, 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for $8.8 million in cash. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The operations serve customers from its 48,000-square-foot, expandable North Canton facility, which was built in 1998 exclusively to manufacture color concentrates. The facility complements the Company’s existing North American masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas. The Company expects to show an annual operating income improvement of $2 million to $3 million related to these actions, of which approximately $0.9 million was realized in fiscal 2010 and the remaining will be realized in fiscal 2011. The Company recorded $1.3 million of pretax restructuring charges and $5.4 million of pretax asset impairment charges during the year ended August 31, 2010 for the closure of the Company’s Polybatch Color Center in Sharon Center, Ohio.

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

ICO’s operations include global manufacturing of specialty resins and concentrates, and providing of specialty polymer services, including size reduction, compounding and other related services. The acquisition of ICO presents the Company with an opportunity to expand its presence substantially, especially in the global rotomolding and U.S. masterbatch markets. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The acquisition of ICO’s operations increases the Company’s presence in the U.S. masterbatch market, gains plants in the high-growth market of Brazil and expands the Company’s Asia presence with the addition of several ICO facilities in that region. In Europe, the acquisition allows the Company to add rotomolding compounds and size reduction to the Company’s capabilities. It also enables growth in countries where the Company currently has a limited presence, such as France, Italy and Holland, as well as further leveraging facilities serving high-growth markets such as Poland, Hungary and Sweden.

On October 15, 2010, the Company entered into an agreement to purchase 100% of the capital stock of Mash Indústria e Comércio de Compostos Plásticos, Ltda. (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil. Mash participates in various market segments including film and packaging, automotive and appliances. Combined with the Company’s core competencies in both masterbatch and engineered plastics compounding, Mash will contribute specialized additives and plastic materials to meet growing demand in the South American region. The transaction is expected to close on November 3, 2010 pending customary closing procedures. Under the terms of the agreement, the Company agreed to purchase Mash for a total amount of 27.6 million Brazilian reais, or approximately $16.6 million, of which 24.8 million Brazilian reais, or approximately $14.6 million will be due at closing on November 3, 2010. The remainder of the purchase price will be payable on or about November 3, 2013, in accordance with an escrow arrangement which subjects payment to volume earn-out and contingent liability provisions.

RESULTS OF OPERATIONS 2010

Net sales for the year ended August 31, 2010, excluding the impact of the ICO acquisition, were $1,456.3 million, an increase of $177.0 million or 13.8% compared with the prior year. The increase in net sales compared with the prior year was primarily a result of increased tonnage, increased selling prices per unit, and a result of increased sales of higher-priced products. The translation effect of foreign currencies, primarily the euro, increased sales by 0.6% or $7.7 million for the year ended August 31, 2010. The Company experienced an increase in customer demand evidenced by a tonnage increase of 3.0%. The increased tonnage sold in the EMEA, NAMB and APAC segments in fiscal 2010 compared with fiscal 2009 was offset by decreases in the NAEP and NARM segments. The Company sold approximately 1,348.0 million pounds and 1,309.0 million pounds of product, excluding ICO, for the year ended August 31, 2010 and 2009, respectively. Pounds sold related to ICO were approximately 239.4 million for fiscal year 2010 since it was acquired on April 30, 2010. A comparison of consolidated sales by segment for the year ended August 31, 2010 and 2009 are as follows:

	Year Ended August 31,		Total Increase		% Due to	% Due to	% Due to	% Due to
Sales	2010	2009	$	%	ICO	Tonnage	Translation	Price/product Mix
	(In thousands, except for %’s)

EMEA	$1,142,523	$935,895	$206,628	22.1%	6.1%	4.6%	0.5%	10.9%
NAMB	132,276	108,474	23,802	21.9%	7.5%	6.2%	1.1%	7.1%
NAEP	127,061	121,701	5,360	4.4%	0.0%	(5.7)%	1.2%	8.9%
NARM	77,550	67,920	9,630	14.2%	33.0%	(25.3)%	0.1%	6.4%
APAC	84,909	45,258	39,651	87.6%	44.2%	38.7%	0.1%	4.6%
Bayshore	26,124	—	26,124	100.0%	100.0%	—	—	—

	$1,590,443	$1,279,248	$311,195	24.3%	10.5%	3.0%	0.6%	10.2%

The largest market served by the Company is the packaging market. Other markets include automotive, appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the year ended August 31, 2010 as compared with the same period last year are as follows:

	Year Ended
	August 31,
	2010	2009

Packaging	39%	43%
Automotive	12%	12%
Other	49%	45%

	100%	100%

The North America segments include sales to customers in the packaging market which accounted for approximately 28% and 32% for the years ended August 31, 2010 and 2009, respectively. North America sales to the automotive market amounted to 25% and 28% for the years ended August 31, 2010 and 2009, respectively. For the EMEA segment, sales to customers in the packaging market accounted for approximately 41% and 45% for the years ended August 31, 2010 and 2009, respectively. The Company’s APAC segment include sales to customers in the packaging market which accounted for approximately 60% and 86% for the years ended August 31, 2010 and 2009, respectively.

The majority of the Company’s sales for the years ended August 31, 2010 and 2009 can be classified into four primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Year Ended August 31,
	2010		2009
	(In thousands, except for %’s)

Masterbatch	$676,977	43%	$574,641	45%
Engineered Plastics	460,141	29	382,709	30
Rotomolding	129,122	8	30,312	2
Distribution	324,203	20	291,586	23

	$1,590,443	100%	$1,279,248	100%

A reconciliation and comparison of gross profit dollars by segment for the years ended August 31, 2010 and 2009 is as follows:

	Year Ended August 31,		Increase
Gross Profit $	2010	2009	$	%
	(In thousands, except for %’s)

EMEA	$177,010	$141,137	$35,873	25.4%
NAMB	17,204	8,279	8,925	107.8
NAEP	15,272	8,849	6,423	72.6
NARM	11,267	6,670	4,597	68.9
APAC	11,656	6,372	5,284	82.9
Bayshore	4,470	—	4,470	100.0

Total segment gross profit	236,879	171,307	65,572	38.3
Asset write-downs	(69)	(1,270)	1,201
Inventory step-up	(3,942)	—	(3,942)

Total gross profit	$232,868	$170,037	$62,831	37.0%

A comparison of gross profit percentages by segment for the years ended August 31, 2010 and 2009 is as follows:

	Year Ended August 31,
Gross Profit %	2010	2009

EMEA	15.5%	15.1%
NAMB	13.0%	7.6%
NAEP	12.0%	7.3%
NARM	14.5%	9.8%
APAC	13.7%	14.1%
Bayshore	17.1%	n/a
Consolidated	14.9%	13.4%

Overall, gross profit dollars included approximately $19.5 million due to ICO for the year ended August 31, 2010. Gross profits for ICO for the fiscal 2010 periods were negatively affected by purchase accounting adjustments for increased depreciation expense due to increased asset values. Accordingly, the gross profits for ICO for fiscal year 2010 include approximately $1.1 million of additional depreciation expense.

The gross profit dollars for EMEA for the year ended August 31, 2010, excluding ICO operations, increased by $29.6 million, or 21.0%, to $170.8 million. For the year ended August 31, 2010, the gross profit percentage, excluding ICO, was 15.7% compared with 15.1% for the same period prior year. The Company was able to increase its gross profit dollars in the EMEA segment compared with the prior year primarily through volume increases, favorable product mix and the realization of cost-reduction initiatives, including leveraging the Company’s global purchasing position, implemented in fiscal 2009. The initiatives implemented in fiscal 2009 favorably impacted the EMEA capacity utilization, increasing to 95%, excluding ICO operations, for the year ended August 31, 2010 compared with 75% for the same period last year. The translation effect of foreign currencies impacted EMEA gross profits favorably by $0.9 million for the year ended August 31, 2010. The gross profit per pound for EMEA, excluding ICO, increased 15.7% from fiscal 2009 to fiscal 2010.

The gross profit dollars for the NAMB business, excluding ICO operations, have increased $7.6 million for the year ended August 31, 2010 compared with last year. The increase was the result of volume increases reflecting improvement in customer demand as compared with the prior year. The acquisition of McCann Color also had a favorable impact on NAMB gross profit. In addition, fiscal 2009 gross profit for NAMB includes approximately $0.9 million for the year ended August 31, 2009, of startup costs without sales related to the Company’s new masterbatch facility in Akron, Ohio. The gross profit per pound for NAMB, excluding ICO, increased 80.7% from fiscal 2009 to fiscal 2010. Foreign currency translation increased gross profit by 2.6% for the year ended August 31, 2010.

The gross profit dollars for the NAEP business increased by $6.4 million for the year ended August 31, 2010 compared with last year. The gross profit per pound for NAEP increased 83.1% from fiscal 2009 to fiscal 2010. The increase in gross profit dollars and percentages for NAEP are primarily the result of improved utilization of the NAEP facilities due to efforts to right-size this segment as well as the focus on higher value-added products. These initiatives improved the segment’s cost structure enabling NAEP to increase gross profit dollars and percentages despite volume decreases for the year ended August 31, 2010 due to continued weak economic conditions. Customer demand for NAEP products was positively affected in the first quarter of fiscal 2010 by temporary initiatives enacted by the government of the United States to stimulate sales activity in the automotive industry during the quarter.

The gross profit dollars for the NARM business, excluding ICO operations, decreased by $0.9 million for the year ended August 31, 2010 compared with last year. The legacy NARM business was immediately integrated with the ICO Polymers North America business, and as a result a large portion of the legacy NARM business results for the final four months of the fiscal year are included in the ICO related results.

The NARM combined gross profit, including ICO, increased approximately $4.6 million, primarily as a result of the merger.

Overall, gross profit for the North American businesses, including NAMB, NAEP and NARM but excluding the acquired ICO businesses, increased $13.1 million for the year ended August 31, 2010 compared with the prior year.

The Company’s APAC segment gross profit dollars, excluding ICO operations, increased $3.3 million for the year ended August 31, 2010. Gross profit percentage, excluding ICO, was 14.9% for the year ended August 31, 2010. The increase in gross profit dollars, excluding ICO, in fiscal 2010 is attributable to higher margins due to a favorable product mix and improved capacity utilization. Gross profit for the year ended August 31, 2010 was the result of increased customer demand in the Asian marketplace, which resulted in a capacity utilization improvement of 24 percentage points for the year ended August 31, 2010 compared with the prior year, excluding ICO. Gross profit in the APAC segment was also positively impacted by reduced manufacturing costs and increased use of locally sourced raw materials. The gross profit per pound for APAC increased 9.4% from fiscal 2009 to fiscal 2010. Fiscal 2009 gross profits for this segment were favorably impacted by certain inventory adjustments as it sold older inventory stocks.

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation; rather, it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels is as follows:

	Year Ended
	August 31,
	2010	2009

EMEA	87%	75%
NAMB	74%	67%
NAEP	65%	63%
NARM	46%	n/a
APAC	85%	61%
Bayshore	88%	n/a
Worldwide	81%	72%

EMEA capacity utilization increased primarily as a result of increased levels of customer demand during the year compared with the same period last year and as a result of the Company’s fiscal 2009 initiative to right-size the capacity in this segment. The capacity utilization for NAMB increased as compared to prior year due to relative improvements in the North American market place as well as a result of the Akron, Ohio plant, which became fully operational and started producing in the third quarter of fiscal 2009. Capacity utilization for the NAEP segment increased from fiscal 2009 as a result of increased customer demand for fiscal 2010 compared to last year as well as reductions in capacity to allow the Company to focus on higher value-added products. The Company’s APAC segment experienced significantly higher capacity utilization as a result of a rebound in the local Asian markets. Overall worldwide utilization increased compared with the prior year reflecting an improved marketplace and successful capacity right-sizing actions taken during the second and third quarters of fiscal 2009. Capacity utilization for the ICO rotomolding operations acquired is generally lower than the Company’s legacy operations.

The changes in selling, general and administrative expenses are summarized as follows:

	$ Increase	% Increase
	(In thousands, except
	for %’s)

Total change in selling, general and administrative expenses	$31,678	21.4%
Effect of foreign currency translation	643
Less the effect of ICO operations	14,780

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation and ICO operations	$16,255	11.0%

Selling, general and administrative expenses for the year ended August 31, 2010 increased $16.3 million, excluding the effect of foreign currency exchange and ICO operations, compared with the same period last fiscal year. The increase was due to $6.8 million of acquisition related costs, a $1.1 million increase in bad debt expense primarily in EMEA due to a certain customer’s financial difficulties and a $4.4 million increase in accrued incentive compensation expense as a result of improved operating results. The increase was also a result of increased compensation costs of approximately $6.6 million due to slightly increased headcount and normal annual salary adjustments. In addition, selling, general and administrative expenses were impacted by an increase of $0.3 million in stock-based compensation expense primarily as a result of mark-to-market adjustments of restricted stock units as a result of increases in the Company’s stock price. These increases were offset by declines in professional services related to the start-up of the Company’s shared service center in Europe which became fully operational in fiscal 2010.

Selling, general and administrative expenses include stock-based compensation expense arising from equity awards to employees under the Company’s incentive plans. Total stock-based compensation expense was $4.7 million and $4.4 million for the years ended August 31, 2010 and 2009, respectively. Compensation expense for cash-settled equity awards, including changes in fair value, was $0.7 million and $1.5 million for the years ended August 31, 2010 and 2009, respectively. A significant portion of the Company’s equity awards are cash-settled, which include restricted stock units and performance based cash awards, and therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of the Company’s common stock and is recorded in the Company’s consolidated statements of operations. The increase in stock-based compensation for the year ended August 31, 2010 primarily reflects an increase in the fair value of outstanding cash settled equity awards, which was attributable to an increase in the price of the Company’s common stock during the year ended August 31, 2010.

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Certain portions of the Company’s North American operations are not managed separately and are included in All Other North America. The Company includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Operating income before certain items does not include corporate expenses interest income or expense, other income or expense, foreign currency transaction gains or losses and other certain items such as restructuring related expenses, asset write-downs, costs related to business acquisitions, inventory step-up, CEO transition costs, termination of a lease for an airplane and an insurance claim settlement adjustment. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	Year Ended August 31,		Increase
	2010	2009	(Decrease)
		(In thousands)

EMEA	$69,393	$50,169	$19,224
NAMB	11,232	2,809	8,423
NAEP	5,202	(4,641)	9,843
NARM	5,260	3,082	2,178
APAC	2,981	2,807	174
Bayshore	1,990	—	1,990
All other North America	(11,648)	(11,265)	(383)

Total segment operating income	84,410	42,961	41,449
Corporate and other	(20,538)	(18,438)	(2,100)
Interest expense, net	(3,665)	(2,437)	(1,228)
Foreign currency transaction gains (losses)	(874)	5,645	(6,519)
Other income (expense)	2,469	1,826	643
Asset write-downs	(5,737)	(3,878)	(1,859)
Costs related to acquisitions	(6,814)	—	(6,814)
Restructuring related	(5,368)	(7,219)	1,851
Inventory step-up	(3,942)	—	(3,942)

Income from continuing operations before taxes	$39,941	$18,460	$21,481

EMEA operating income, excluding the impact of the acquired ICO operations, increased $17.8 million for the year ended August 31, 2010. The increase was primarily due to the improvement in gross profit in the EMEA segment primarily through increased volume, favorable product mix and the realization of cost-reduction initiatives implemented in the second quarter of fiscal 2009. The increases in gross profit of $29.6 million for year ended August 31, 2010 was partially offset by increases in selling, general and administrative expenses of $10.4 million for the corresponding period, excluding the impact of foreign currency and ICO operations. As noted earlier, the increase in selling, general and administrative expense was primarily due to increases in bad debt expense, employee incentive compensation and stock-based compensation expense. EMEA operating income was favorably impacted by foreign currency translation gains of $0.4 million for the year ended August 31, 2010.

Operating income for NAMB, excluding the acquired ICO operations, increased $8.0 million for the year ended August 31, 2010 compared with the prior year. The increase was primarily a result of an increase of $7.6 million in gross profit and a decrease of $0.4 million in selling, general and administrative costs.

NAEP segment operating income was $5.2 million for the year ended August 31, 2010 compared with an operating loss of $4.6 million for the year ended August 31, 2009. The improvement was primarily the result of increases in gross profit of $6.4 million and a decrease of selling, general and administrative costs of $3.4 million for the year ended August 31, 2010. The decrease in selling, general and administrative costs reflect the fiscal 2009 restructuring initiatives which realigned the NAEP sales, marketing and technical customer service teams and enabled them to more effectively focus its customer support on core markets.

Operating income for NARM increased to $5.3 million for the year ended August 31, 2010 compared to $3.1 million for the same period in fiscal 2009. The increase in operating income is primarily due to the ICO acquisition. As mentioned previously, the ICO North America Rotomolding business was immediately integrated into the Company’s NARM business.

The APAC segment had operating income of $3.2 million, excluding the impact of ICO, for the year ended August 31, 2010 compared with operating income of $2.8 million in the prior year. The increase in operating income for the period was primarily the result of improvement in gross profit due to increased customer demand as discussed previously offset by increased selling, general and administrative costs, excluding ICO operations, of $2.9 million for the year ended August 31, 2010.

Corporate and other includes expenses for compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees. Excluding the impact of ICO operations, Corporate and other expenses increased $0.6 million for the year ended August 31, 2010 as compared to the prior year. These increases were due to increases in employee incentive compensation and stock-based compensation expense partially offset by decreases in consulting costs recorded in fiscal 2009 for consolidation of back-office operations and strategic alternatives which were not incurred in fiscal 2010.

ICO’s operations subsequent to the acquisition date contributed $134.2 million in sales, $19.5 million of gross profit and $4.8 million in operating income to the Company’s consolidated statements of operations for the year ended August 31, 2010. Operating income for ICO from April 30, 2010 to August 31, 2010 includes pretax depreciation and amortization costs of approximately $5.7 million. This amount includes approximately $3.4 million of additional costs due to the increased value of fixed assets and intangibles. Pounds sold related to ICO were approximately 239.4 million for fiscal year 2010.

Operating income (loss) for the North America segments including discontinued operations is presented below:

	Year Ended August 31,
	2010	2009
	(In thousands)

NAMB	$11,232	$2,809
NAEP	5,202	(4,641)
NARM	5,260	3,082
Bayshore	1,990	—
All other North America	(11,648)	(11,265)
Discontinued operations	(1)	(3,619)

	$12,035	$(13,634)

The combined operating income for the North American businesses, including NAMB, NAEP, NARM, All other North America and discontinued operations but excluding the impact of ICO, was $6.9 million for the year ended August 31, 2010 compared with operating losses of $13.6 million for the year ended August 31, 2009, an improvement of $20.5 million. This significant improvement was the result of the cost-reduction initiatives implemented in the second quarter of fiscal 2009 and the Company’s focus on value-added products.

Interest expense increased $0.2 million for the year ended August 31, 2010, as compared with the same period in the prior year due to increases in the Company’s outstanding debt balance partially offset by lower borrowing rates.

The decrease in interest income for the year ended August 31, 2010 as compared to the prior year was due primarily to lower average balances for the Company’s cash and cash equivalent accounts as the Company used available liquidity to finance the acquisitions of ICO and McCann Color.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.9 million during the year ended August 31, 2010 and foreign currency transaction gains of $5.6 million for the year ended August 31, 2009. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Australian dollar, the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the years ended August 31, 2010 and 2009 was $2.4 million and $1.8 million, respectively. Other income includes $1.0 million and $1.8 million of income from the cancellation of certain European supplier distribution agreements for the years ended August 31, 2010 and 2009, respectively.

ASI United Kingdom Restructuring Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and a production line will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded approximately $0.4 million in pretax restructuring costs for employee-related costs. The Company anticipates approximately $0.2 million in accelerated depreciation to be recorded over the next few quarters.

ICO New Zealand Restructuring Plan

In March 2010, ICO management decided to close its operations at its plant in New Zealand. Production ceased as of March 31, 2010, which involved a reduction in workforce of 15. Since May 1, 2010, the Company recorded approximately $0.3 million related to a lease termination fee and other restructuring charges related to the New Zealand restructuring plan. All costs incurred were settled during the fiscal year and no accrual remains for this plan as of August 31, 2010. The closure of the New Zealand operations was completed during the fourth quarter of fiscal 2010; therefore, the Company does not expect to incur any further charges.

ICO Merger Restructuring Plan

In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. On August 31, 2010, the Company announced the exit of two senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $1.7 million primarily in pretax employee-related costs during fiscal 2010 related to the integration of ICO. The Company has approximately $0.5 million remaining accrued for the ICO merger plan as of August 31, 2010, to be paid over the first three quarters of fiscal 2011. The Company expects minimal remaining charges to be incurred into late fiscal 2011.

NAMB Fiscal 2010 Restructuring Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which is a plant in the NAMB segment. The Company recorded pretax restructuring expenses of $1.3 million during fiscal 2010 primarily for employee-related costs associated with the closure. As of August 31, 2010, approximately $0.6 million remains accrued which the Company expects to pay during the first quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010. The Company expects additional charges of less than $0.3 million related to this initiative, before income tax, to be recognized primarily during early fiscal 2011 as it completes the shutdown procedures.

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

The Company recorded approximately $0.6 million for employee-related costs and $0.6 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during fiscal 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded during fiscal 2010. Nearly all restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA segment; however, minimal charges were also recorded related to the NAEP segment.

The costs associated with the fiscal 2009 initiatives were primarily recorded in fiscal 2009; therefore, the following table was included to summarize the fiscal 2009 charges by segment for these initiatives:

		Contract
		Termination
		and Other	Accelerated
		Related	Depreciation
	Employee-	Restructuring	Included in
Fiscal 2009 Charges	Related Costs	Costs	Cost of Sales	Total
		(In millions)

EMEA	$3.3	$0.7	$0.1	$4.1
NAMB	0.1	—	—	0.1
NAEP	2.4	1.7	1.2	5.3
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.9	$2.4	$1.3	$9.6

As of August 31, 2010, approximately $0.3 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the majority of the remaining accrued balance for restructuring charges will be paid during the first half of fiscal 2011.

The Company charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.

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

The Company recorded approximately $0.2 million of employee-related charges related to the fiscal 2008 initiatives during fiscal 2010. Approximately $0.4 million remains accrued for employee-related costs as of August 31, 2010 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during fiscal 2009. During the year ended August 31, 2008, the Company recorded approximately $6.4 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.

The following table summarizes the liabilities as of August 31, 2010 related to the Company’s restructuring plans.

	Accrual			Accrual				Accrual
	Balance			Balance				Balance
	August 31,	Fiscal 2009	Fiscal 2009	August 31,	Acquired ICO	Fiscal 2010	Fiscal 2010	August 31,
	2008	Charges	Paid	2009	Accrual	Charges	Paid	2010
			(In thousands)

Employee-related costs	$2,857	$6,012	$(4,421)	$4,448	$2,060	$4,024	$(6,168)	$4,364
Other costs	—	2,653	(2,263)	390	—	1,030	(3,506)	(2,086)
Translation effect	(22)	—	—	42	—	—	—	(47)

Restructuring charges	$2,835	$8,665	$(6,684)	$4,880	$2,060	$5,054	$(9,674)	$2,231

The Company recorded approximately $5.7 million and $2.6 million in asset impairments during the years ended August 31, 2010 and 2009, respectively, excluding impairments recorded in discontinued operations.

In fiscal 2010, a long-lived asset held for sale was written down to its estimated fair value of $1.1 million resulting in an asset impairment charge of $0.3 million. The asset’s estimated fair value was determined as the estimated sales value of the asset less associated costs to sell the asset and was determined based on Level 3 inputs obtained from a third-party purchase offer.

During fiscal 2010, the Company recorded approximately $5.4 million of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell and was determined using Level 3 inputs based on information provided by a third-party real estate valuation source. The fair value of the machinery and equipment, which will be sold or disposed of after the Company ceases production, was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.

The Company’s $2.6 million in impairments for fiscal 2009 in continuing operations were primarily related to properties which were considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The asset impairments in fiscal 2009 were based on third party appraisals. The Company recorded $10.3 million of asset impairments for the year ended August 31, 2009 for certain Invision assets included in discontinued operations.

As of August 31, 2010, the Company’s facilities in Findlay, Ohio and Sharon Center, Ohio, and certain equipment related to Invision are considered held for sale. The net book value of these assets held for sale after impairment is approximately $5.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2010 due to the immaterial amount. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

During the fourth quarter of fiscal 2010, the Company recorded a curtailment loss of $0.3 million as a result of a significant reduction in the expected years of future service, primarily due to the European restructuring plan which includes the planned elimination of certain positions in the Company’s Crumlin, South Wales subsidiary. During the second quarter of fiscal 2009, the Company recorded a curtailment gain of $2.6 million as a result of a significant reduction in the expected years of future service, primarily due to the U.S. restructuring plan for the NAEP segment that was announced in December 2008. During the fourth quarter of fiscal 2009, the Company recorded a curtailment gain of $0.2 million as a result of a significant reduction in the expected years of future service, primarily due to the European restructuring plan which included the elimination of certain positions in the Company’s Paris, France subsidiary as a result of the consolidation of back-office operations to the Company’s European shared service center.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of (11.1)% in 2010 and 37.5% in 2009 is as follows:

	2010		2009
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$13,979	35.0%	$6,461	35.0%
Amount of taxes at less than U.S. statutory tax rate	(16,190)	(40.5)	(12,258)	(66.4)
U.S. and foreign losses with no tax benefit	9,551	23.9	13,135	71.1
U.S. restructuring and other U.S. unusual charges with no benefit	4,820	12.1	1,003	5.5
Italy valuation allowance	1,715	4.3	—	—
Establishment (resolution) of uncertain tax positions	33	0.1	(1,584)	(8.6)
ICO historical tax attributes	3,250	8.1	—	—
U.S. valuation allowance reversal	(22,156)	(55.5)	—	—
Other	579	1.4	174	0.9

	$(4,419)	(11.1)%	$6,931	37.5%

In recent years, the Company’s U.S. operations have generated federal tax net operating losses, before considering dividend income from foreign subsidiaries. Such net operating losses are offset against the foreign dividend income, which would otherwise generate U.S. taxable income. The dividend income from foreign subsidiaries also generates foreign tax credits, which either partially offset the tax on any U.S. taxable income remaining after the offset of the net operating losses, or are carried forward. For the current year, the U.S. tax liability associated with foreign dividends could not entirely be offset by foreign tax credits due to certain historical tax attributes of ICO. The net effect of foreign dividends received from foreign countries is to place the Company into a position in which it does not generate net operating loss carryforwards for its U.S. operating losses.

The Company recorded a deferred tax liability for the U.S. tax impact on projected fiscal 2011 distributions expected to be paid out of prior year earnings from certain subsidiaries. It is expected that the U.S. tax liability on the distributions can be fully offset by foreign tax credit carryforwards for which a full valuation allowance was previously recorded. It is now more-likely-than-not that these foreign tax credits carryforwards, equal to the deferred tax liability recorded for the U.S. tax impact of the distributions, will be realized, resulting in a reduction of the U.S. valuation allowance.

The Company established a valuation allowance against the deferred tax assets of its Italian entity during fiscal 2010 due to the recent losses in that jurisdiction, resulting in a tax charge of approximately $1.7 million to record a valuation allowance against the deferred tax assets that were recorded as of the beginning of the year. Additionally, no tax benefits were recognized for additional deferred tax assets generated during the year. The Company will continue to maintain a valuation allowance against these deferred tax assets until it is more-likely than not that the Company will realize a benefit through the reduction of future tax liabilities.

The Company recorded a tax benefit of approximately $22.2 million during fiscal 2010 for the reversal of valuation allowance in the U.S. relating to the ICO acquisition. Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of future reversals of the deferred tax liabilities of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a significant reduction in the U.S. valuation allowance was recorded resulting in a $22.2 million non-cash tax benefit.

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

The Company uses the following non-GAAP financial measure of net income before certain items and net income per diluted share before certain items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. They believe that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. The table below reconciles net income before certain items and net income per diluted share before certain items to net income (loss) and net income (loss) per diluted share.

		Asset	Costs			Tax	Before
	As	Write-	Related to	Restructuring	Inventory	Benefits	Certain
Year Ended August 31, 2010	Reported	Downs	Acquisitions	Related	Step-Up	(Charges)	Items
	(In thousands, except per share data)

Net sales	$1,590,443	$—	$—	$—	$—	$—	$1,590,443
Cost of sales	1,357,575	(69)	—	—	(3,942)	—	1,353,564
Selling, general and administrative expenses	179,821	—	(6,814)	—	—	—	173,007
Interest expense, net	3,665	—	—	—	—	—	3,665
Foreign currency transaction (gains) losses	874	—	—	—	—	—	874
Other (income) expense	(2,425)	—	—	(44)	—	—	(2,469)
Restructuring expense	5,054	—	—	(5,054)	—	—	—
Asset impairment	5,668	(5,668)	—	—	—	—	—
Curtailment loss	270	—	—	(270)	—	—	—

	1,550,502	(5,737)	(6,814)	(5,368)	(3,942)	—	1,528,641

Income from continuing operations before taxes	39,941	5,737	6,814	5,368	3,942	—	61,802
Provision for (benefit from) U.S. and foreign income taxes	(4,419)	127	6	1,198	1,036	15,448	13,396

Income from continuing operations	44,360	5,610	6,808	4,170	2,906	(15,448)	48,406
Income (loss) from discontinued operations, net of tax of $0	(239)	237	—	—	—	—	(2)

Net income	44,121	5,847	6,808	4,170	2,906	(15,448)	48,404
Noncontrolling interests	(221)	—	—	—	—	—	(221)

Net income attributable to A. Schulman, Inc.	43,900	5,847	6,808	4,170	2,906	(15,448)	48,183
Preferred stock dividends	—	—	—	—	—	—	—

Net income attributable to A. Schulman, Inc. common stockholders	$43,900	$5,847	$6,808	$4,170	$2,906	$(15,448)	$48,183

Diluted EPS impact	$1.57						$1.72

Weighted-average number of shares outstanding -diluted	27,976						27,976

		Asset	Costs			Tax	Before
	As	Write-	Related to	Restructuring	Inventory	Benefits	Certain
Year Ended August 31, 2009	Reported	Downs	Acquisitions	Related	Step-Up	(Charges)	Items
	(In thousands, except per share data)

Net sales	$1,279,248	$—	$—	$—	$—	$—	$1,279,248
Cost of sales	1,109,211	(1,270)	—	—	—	—	1,107,941
Selling, general and administrative expenses	148,143	—	—	(1,359)	—	—	146,784
Interest expense, net	2,437	—	—	—	—	—	2,437
Foreign currency transaction (gains) losses	(5,645)	—	—	—	—	—	(5,645)
Other (income) expense	(1,826)	—	—	—	—	—	(1,826)
Restructuring expense	8,665	—	—	(8,665)	—	—	—
Asset impairment	2,608	(2,608)	—	—	—	—	—
Curtailment gain	(2,805)	—	—	2,805	—	—	—

	1,260,788	(3,878)	—	(7,219)	—	—	1,249,691

Income from continuing operations before taxes	18,460	3,878	—	7,219	—	—	29,557
Provision for U.S. and foreign income taxes	6,931	479	—	1,724	—	—	9,134

Income from continuing operations	11,529	3,399	—	5,495	—	—	20,423
Income (loss) from discontinued operations, net of tax of $0	(13,956)	10,317	—	20	—	—	(3,619)

Net income (loss)	(2,427)	13,716	—	5,515	—	—	16,804
Noncontrolling interests	(349)	—	—	—	—	—	(349)

Net income (loss) attributable to A. Schulman, Inc.	(2,776)	13,716	—	5,515	—	—	16,455
Preferred stock dividends	(53)	—	—	—	—	—	(53)

Net income (loss) attributable to A. Schulman, Inc. common stockholders	$(2,829)	$13,716	$—	$5,515	$—	$—	$16,402

Diluted EPS impact	$(0.11)						$0.64

Weighted-average number of shares outstanding -diluted	26,070						26,070

Net income attributable to the Company’s stockholders was $43.9 million for the year ended August 31, 2010 compared with a $2.8 million net loss for the year ended August 31 2009, an improvement of $46.7 million. Net income was favorably impacted by foreign currency translation of $0.6 million for the year ended August 31, 2010. Net income attributable to the Company’s stockholders before certain items was $48.2 million for the year ended August 31, 2010 compared with $16.4 million for the year ended August 31 2009, an improvement of $31.8 million. Certain items including asset write-downs, restructuring related costs and costs related to acquisitions were discussed previously. Inventory step-up as a result of the purchase accounting requirement to fair value all acquired assets, including inventory, was excluded as this processed through the Company’s cost of sales during fiscal 2010. Tax benefits (charges) resulted primarily from $22.2 million of a tax benefit recognized for the release of the valuation allowance in the U.S. relating to the ICO acquisition offset by additional expense of $3.5 million related to establishment of a valuation allowance against deferred tax assets in Italy.

RESULTS OF OPERATIONS 2009

The year ended August 31, 2009 was a year of global economic crisis which caused a significant decline in demand for the Company’s product and sales declined 35.5%. Overall tonnage was down 26.6% driven by low demand primarily in the second quarter of fiscal 2009.

A comparison of consolidated net sales by segment is as follows:

							% Due to
			Increase (Decrease)		% Due to	% Due to	price/product
Sales	2009	2008	Amount	%	tonnage	translation	mix
			(In thousands, except for %’s)

EMEA	$935,895	$1,454,635	$(518,740)	(35.7)%	(21.3)%	(8.0)%	(6.4)%
NAMB	108,474	136,124	(27,650)	(20.3)%	(22.1)%	(12.0)%	13.8%
NAEP	121,701	211,259	(89,558)	(42.4)%	(53.3)%	(3.2)%	14.1%
NARM	67,920	131,811	(63,891)	(48.5)%	(42.1)%	(0.2)%	(6.2)%
APAC	45,258	49,766	(4,508)	(9.1)%	(10.5)%	1.7%	(0.3)%
Bayshore	—	—	—	—	—	—	—

	$1,279,248	$1,983,595	$(704,347)	(35.5)%	(26.6)%	(7.0)%	(1.9)%

Due to the difficult economic conditions experienced in fiscal 2009, management believes segment performance in each of the quarters to be an important comparison between 2009 and 2008. The individual segments all experienced a decline in sales over fiscal 2008. The second quarter of fiscal 2009 was especially low for the Company, as the economic downturn worsened. However, the EMEA, APAC and NAMB segments were each able to start to rebuild sales in the third and fourth quarters through sequential improvement.

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

The Company’s NARM segment experienced lower sales as a result of a decline in demand of large volume sales. However, the NARM segment began to see some recovery in sales in the fourth quarter of fiscal 2009.

The Company’s APAC segment, while it experienced a 10.5% decline in tonnage, was impacted to a lesser extent by the global decline in demand compared to the other Company segments. The APAC segment was able to exceed fourth quarter 2008 sales in the fourth quarter of fiscal 2009.

The two largest markets served by the Company are the packaging and automotive markets. Other markets include agriculture, appliances, medical, consumer products, electrical/electronics and office equipment. The approximate percentage of consolidated net sales by market for 2009 compared to 2008 is as follows:

	Year Ended
	August 31,
	2009	2008

Packaging	43%	38%
Automotive	12%	15%
Other	45%	47%

	100%	100%

The North America segments include sales to customers in the automotive market amounting to approximately 28% and 33% for the years ended August 31, 2009 and 2008, respectively. The Company has strategically decreased its exposure to the U.S. automotive market, as this market continues to be under severe stress. For the EMEA segment, sales to customers in the packaging market amounted to approximately 45% and 40% for the years ended August 31, 2009 and 2008, respectively. The Company’s APAC segment had approximately 86% and 93% of its sales from the packaging market for the years ended August 31, 2009 and 2008, respectively.

The majority of the Company’s sales for the year ended August 31, 2009 and 2008 can be classified into four primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	Year Ended August 31,
	2009		2008
	(In thousands, except for %’s)

Masterbatch	$574,641	45%	$735,738	37%
Engineered Plastics	382,709	30	615,672	31
Rotomolding	30,312	2	55,572	3
Distribution	291,586	23	576,613	29

	$1,279,248	100%	$1,983,595	100%

A comparison of gross profit dollars by segment for the years ended August 31, 2009 and 2008 is as follows:

	Year Ended August 31,		Increase (Decrease)
Gross Profit $	2009	2008	$	%
	(In thousands, except for %’s)

EMEA	$141,137	$194,383	$(53,246)	(27.4)%
NAMB	8,279	12,231	(3,952)	(32.3)
NAEP	8,849	13,846	(4,997)	(36.1)
NARM	6,670	10,013	(3,343)	(33.4)
APAC	6,372	5,530	842	15.2
Bayshore	—	—	—	—

Total segment gross profit	171,307	236,003	(64,696)	(27.4)%
Asset write-downs	(1,270)	—	(1,270)
Restructuring related	—	(1,473)	1,473

Total gross profit	$170,037	$234,530	$(64,493)	(27.5)%

A comparison of gross profit percentages by segment for the years ended August 31, 2009 and 2008 is as follows:

	Year Ended August 31,
Gross Profit %	2009	2008

EMEA	15.1%	13.4%
NAMB	7.6%	9.0%
NAEP	7.3%	6.6%
NARM	9.8%	7.6%
APAC	14.1%	11.1%
Bayshore	n/a	n/a
Consolidated	13.4%	11.9%

The Company generally experienced sequential improvement in gross profit dollars and percentages in its segments from second quarter through the fourth quarter of fiscal 2009. The Company’s APAC segment declined only slightly in gross profit dollars and percentages in the fourth quarter of fiscal 2009 compared to third quarter of fiscal 2009, but increased significantly over fourth quarter of fiscal 2008. The Company’s NAMB segment gross profit increased 60% in the fourth quarter of fiscal 2009 over the fourth quarter of fiscal 2008 as the effects of the Company’s initiatives to reduce costs were realized.

The gross profit percentages for EMEA for the year ended August 31, 2009 increased to 15.1% compared with 13.4% in the prior year. The Company was able to increase gross profit percentage in the EMEA segment primarily through favorable product mix and cost reduction programs initiated throughout fiscal 2009. The Company was also encouraged by these results considering they were achieved during a period of significant decline in demand resulting in lower gross profits. In addition, EMEA gross profits were negatively impacted by foreign currency translation losses of $16.2 million for the year ended August 31, 2009. The Company implemented measures to reduce fixed manufacturing costs by temporarily reducing capacity and headcount during the second quarter of fiscal 2009 and scheduling some manufacturing facilities on a four-day work week as necessary.

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

The gross profit dollars for the NAEP business have declined $5.0 million, or 36.1%, for the year ended August 31, 2009, compared with fiscal 2008. A portion of this decline was planned as a result of the restructuring announced in fiscal 2008 which included the shutdown of the St. Thomas, Ontario, Canada facility and the sale of the Orange, Texas facility. The decline in gross profit dollars for NAEP are primarily related to significant declines in demand as well as the planned tonnage declines. The lower demand resulted in the inability to absorb the majority of overhead costs. The NAEP gross profit percentage was 7.3% in fiscal 2009 and 6.6% in fiscal 2008. The Company was encouraged that the NAEP segment was able to maintain gross profit percentages during a significant decline in demand as experienced in fiscal 2009. This was achieved through focusing on higher-value-added products and improving utilization of the NAEP facilities, primarily in the latter half of fiscal 2009. In order to offset the effects of weakening markets, in December 2008, the Company announced further restructuring efforts that reduced capacity and headcount in this segment.

The gross profit dollars for the NARM business have declined $3.3 million, or 33.4%, for the year ended August 31, 2009 compared with last year. However, the NARM segment was able to increase margins in the weak market primarily as a result of favorable product mix.

The Company’s APAC segment gross profit dollars increased 15.2% for the year ended August 31, 2009. The increase in gross profit dollars and percentage is primarily a result of reduced manufacturing costs and improved supply chain management.

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation; rather, it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels is as follows:

	Year Ended
	August 31,
	2009	2008

EMEA	75%	89%
NAMB	67%	101%
NAEP	63%	75%
NARM	n/a	n/a
APAC	61%	66%
Bayshore	n/a	n/a
Worldwide	72%	85%

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

EMEA capacity utilization declined for the 2009 fiscal year compared with the prior year primarily as a result of the significant global economic slowdown and the Company’s working capital initiatives to reduce inventory. The volumes were especially low during the second quarter of fiscal 2009 as some customers reduced production for extended periods of time. The capacity utilization for EMEA increased in the fourth quarter compared with earlier fiscal 2009 quarters and the prior year fourth quarter as the Company experienced an increase in demand.

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

The Company’s APAC segment experienced lower capacity utilization in the earlier quarters of fiscal 2009, as a result of the weakened global markets and initiatives to reduce inventory. However, the APAC segment significantly increased its capacity utilization levels in the fourth quarter compared with earlier fiscal 2009 quarters and the prior year fourth quarter as a result of a slight rebound in the Asia economy.

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

The Company’s decline in selling, general and administrative expenses was generally a result of the restructuring initiatives put in place over fiscal years 2008 and 2009, primarily in the Company’s North America segments. The Company’s EMEA segment selling, general and administrative expenses for the year ended August 31, 2009 increased approximately $5.5 million, excluding the effect of foreign currency translation, compared to the previous year. This increase is primarily attributable to increased bad debt expense of approximately $1.6 million due to certain increased customer financial difficulties. The increase in EMEA selling, general and administrative expenses also includes costs to implement the Company’s European shared service center to consolidate back-office operations during fiscal 2009.

Noncontrolling interests represents a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

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

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income before certain items does not include interest income or expense, other income or expense, foreign currency transaction gains or losses and other certain items such as restructuring related expenses, asset write-downs, costs related to business acquisitions, inventory step-up, CEO transition costs, termination of a lease for an airplane and an insurance claim settlement adjustment. In some cases, the Company may choose to exclude from a segment’s results certain items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A reconciliation of operating income (loss) by segment to consolidated income from continuing operations before taxes is presented below:

	Year Ended August 31,		Increase
	2009	2008	(Decrease)
	(In thousands)

EMEA	$50,169	$96,579	$(46,410)
NAMB	2,809	5,507	(2,698)
NAEP	(4,641)	(6,587)	1,946
NARM	3,082	5,288	(2,206)
APAC	2,807	2,101	706
Bayshore	—	—	—
All other North America	(11,265)	(15,061)	3,796

Total segment operating income	42,961	87,827	(44,866)
Corporate and other	(18,438)	(16,663)	(1,775)
Interest expense, net	(2,437)	(5,476)	3,039
Foreign currency transaction gains (losses)	5,645	(1,133)	6,778
Other income (expense)	1,826	413	1,413
Asset write-downs	(3,878)	(6,363)	2,485
Restructuring related	(7,219)	(4,531)	(2,688)
CEO Transition Costs	—	(3,582)	3,582
Termination of a lease for an airplane	—	(640)	640
Insurance claim settlement adjustment	—	(368)	368

Income from continuing operations before taxes	$18,460	$49,484	$(31,024)

EMEA operating income decreased $46.4 million or 48.1%, for the year ended August 31, 2009 compared with the prior year. The decrease was primarily due to the recessionary global marketplace, which significantly reduced demand and resulted in a decline in gross profit. The EMEA segment selling, general and administrative costs increased approximately $6.8 million compared with prior year, excluding the translation effect of foreign currencies. The EMEA selling, general and administrative costs for fiscal 2009 include approximately $4.2 million of incremental costs related to the consolidation of back-office operations to the Company’s European shared service center which were offset by a decline of $1.2 million in stock-based compensation costs. The EMEA selling, general and administrative costs also include $1.6 million of incremental bad debt expense. During fiscal 2009, the Company reduced certain selling, general and administrative costs in its international operations through headcount reductions and capacity reductions. These actions are expected to be completed primarily during the first half of fiscal 2010.

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

The operating loss for the NAEP segment, which is the segment most exposed to the automotive market, decreased by $1.9 million for the year ended August 31, 2009 compared with the prior year. The operating losses were primarily a result of a significant decline in demand; however, the impact of this decline was lessened due to the Company’s restructuring initiatives in fiscal years 2008 and 2009. The selling, general and administrative costs for the NAEP segment declined $6.9 million, which offset the gross profit decrease of $5.0 million. The decrease in selling, general and administrative costs was primarily due to the closing of the Company’s St. Thomas, Ontario, Canada plant and the sale of the Orange, Texas facility, both of which occurred in fiscal 2008. In addition, the decline included decreased stock-based compensation costs and other employee compensation and benefits compared with last year. Unprecedented declines in demand resulted in additional planned capacity reductions that were announced in December 2008.

The decline in the operating income for NARM in fiscal 2009 was due to the decline in gross profit dollars as a result of the decline in demand. The declines in gross profits were partially offset by $1.1 million lower selling, general and administrative costs compared with prior year. The decrease in selling, general and administrative costs was primarily due to a decline in stock-based compensation costs and a reduction in the Company’s qualified retirement plan costs compared with last year.

The APAC segment experienced an increase in operating income for the year ended August 31, 2009. The increase was a result of improved gross profit from reduced manufacturing costs and improved supply chain management.

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

The following table summarizes the charges related to the fiscal 2009 initiatives by segment:

		Contract	Accelerated
	Employee-	Termination and	Depreciation
	Related	Other Related	Included in
Fiscal 2009 charges	Costs	Restructuring Costs	Cost of Sales	Total
		(In millions)

EMEA	$3.3	$0.7	$0.1	$4.1
NAMB	0.1	—	—	0.1
NAEP	2.4	1.7	1.2	5.3
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.9	$2.4	$1.3	$9.6

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

As of August 31, 2009, the Company’s Findlay, Ohio facility, the St. Thomas, Ontario, Canada facility, the Orange, Texas warehouse, and certain equipment related to Invision were considered held for sale. The net book value of these assets held for sale after impairment is approximately $6.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2009. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

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

Other income for fiscal 2009 includes $1.8 million of income from the cancellation of a European supplier distribution agreement.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 37.5% in 2009 and 36.3% in 2008 is as follows:

	2009		2008
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Statutory U.S. tax rate	$6,461	35.0%	$17,320	35.0%
Amount of taxes at less than U.S. statutory tax rate	(12,258)	(66.4)	(12,665)	(25.6)
U.S. and foreign losses with no tax benefit	13,135	71.1	10,571	21.4
U.S. restructuring and other U.S. unusual charges with no benefit	1,003	5.5	2,572	5.2
Provision for repatriated earnings	—	—	1,054	2.1
Establishment (resolution) of uncertain tax positions	(1,584)	(8.6)	(1,363)	(2.7)
Other	174	0.9	455	0.9

	$6,931	37.5%	$17,944	36.3%

The effective tax rates of 37.5% and 36.3% for the years ended August 31, 2009 and 2008, respectively, were greater than the U.S. statutory tax rate of 35% primarily because no tax benefits were recognized for U.S. losses from continuing operations. These unfavorable effects on the Company’s effective tax rates for both fiscal 2009 and fiscal 2008 were partially offset by the overall foreign tax rate being less than the U.S. statutory tax rate in both years.

The Company uses the following non-GAAP financial measure of net income before certain items and net income per diluted share before certain items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. They believe that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. The table below reconciles net income before certain items and net income per diluted share before certain items to net income (loss) and net income (loss) per diluted share.

				CEO	Airplane	Insurance	Before
	As	Asset	Restructuring	Transition	Lease	Claim	Certain
Year Ended August 31, 2009	Reported	Write-Downs	Related	Charges	Termination	Adjustment	Items
	(In thousands, except per share data)

Net sales	$1,279,248	$—	$—	$—	$—	$—	$1,279,248
Cost of sales	1,109,211	(1,270)	—	—	—	—	1,107,941
Selling, general and administrative expenses	148,143	—	(1,359)	—	—	—	146,784
Interest expense, net	2,437	—	—	—	—	—	2,437
Foreign currency transaction (gains) losses	(5,645)	—	—	—	—	—	(5,645)
Other (income) expense	(1,826)	—	—	—	—	—	(1,826)
Restructuring expense	8,665	—	(8,665)	—	—	—	—
Asset impairment	2,608	(2,608)	—	—	—	—	—
Curtailment gain	(2,805)	—	2,805	—	—	—	—

	1,260,788	(3,878)	(7,219)	—	—	—	1,249,691

Income from continuing operations before taxes	18,460	3,878	7,219	—	—	—	29,557
Provision for U.S. and foreign income taxes	6,931	479	1,724	—	—	—	9,134

Income from continuing operations	11,529	3,399	5,495	—	—	—	20,423
Income (loss) from discontinued operations, net of tax of $0	(13,956)	10,317	20	—	—	—	(3,619)

Net income (loss)	(2,427)	13,716	5,515	—	—	—	16,804
Noncontrolling interests	(349)	—	—	—	—	—	(349)

Net income (loss) attributable to A. Schulman, Inc.	(2,776)	13,716	5,515	—	—	—	16,455
Preferred stock dividends	(53)	—	—	—	—	—	(53)

Net income (loss) attributable to A. Schulman, Inc. common stockholders	$(2,829)	$13,716	$5,515	$—	$—	$—	$16,402

Diluted EPS impact	$(0.11)						$0.64

Weighted-average number of shares outstanding -diluted	26,070						26,070

				CEO	Airplane	Insurance	Before
	As	Asset	Restructuring	Transition	Lease	Claim	Certain
Year Ended August 31, 2008	Reported	Write-Downs	Related	Charges	Termination	Adjustment	Items
	(In thousands, except per share data)

Net sales	$1,983,595	$—	$—	$—	$—	$—	$1,983,595
Cost of sales	1,749,065	—	(1,473)	—	—	—	1,747,592
Selling, general and administrative expenses	169,275	—	(250)	(3,546)	(640)	—	164,839
Interest expense, net	5,476	—	—	—	—	—	5,476
Foreign currency transaction (gains) losses	1,133	—	—	—	—	—	1,133
Other (income) expense	(9)	—	—	(36)	—	(368)	(413)
Restructuring expense	6,817	—	(6,817)	—	—	—	—
Asset impairment	5,399	(5,399)	—	—	—	—	—
Curtailment gain	(4,009)	—	4,009	—	—	—	—
Goodwill impairment	964	(964)	—	—	—	—	—

	1,934,111	(6,363)	(4,531)	(3,582)	(640)	(368)	1,918,627

Income from continuing operations before taxes	49,484	6,363	4,531	3,582	640	368	64,968
Provision for U.S. and foreign income taxes	17,944	884	1,771	—	—	—	20,599

Income from continuing operations	31,540	5,479	2,760	3,582	640	368	44,369
Income (loss) from discontinued operations, net of tax of $0	(12,619)	6,300	—	—	—	—	(6,319)

Net income	18,921	11,779	2,760	3,582	640	368	38,050
Noncontrolling interests	(872)	—	—	—	—	—	(872)

Net income attributable to A. Schulman, Inc.	18,049	11,779	2,760	3,582	640	368	37,178
Preferred stock dividends	(53)	—	—	—	—	—	(53)

Net income attributable to A. Schulman, Inc. common stockholders	$17,996	$11,779	$2,760	$3,582	$640	$368	$37,125

Diluted EPS impact	$0.66						$1.36

Weighted-average number of shares outstanding -diluted	27,098						27,098

The Company’s net loss attributable to the Company’s stockholders was $2.8 million for the year ended August 31, 2009 compared with net income of $18.0 million for the year ended August 31 2008, a decline of $20.8 million. The translation effect of foreign currencies, primarily the Euro and Mexican peso, decreased net income by $7.3 million for the year ended August 31, 2009. Net income attributable to the Company’s stockholders before certain items was $16.4 million for the year ended August 31 2009 compared with $37.1 million for the year ended August 31 2008, a decline of $20.7 million. Certain items including asset write-downs and restructuring related costs were discussed previously. In addition, certain items in fiscal 2008 related primarily to the transition of the Company’s CEO position.

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

INVENTORY RESERVE

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company continuously monitors its slow-moving and obsolete inventory and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

RESTRUCTURING CHARGES

The Company’s policy is to recognize restructuring costs in accordance with the Financial Accounting Standards Board’s (“FASB”) accounting rules related to exit or disposal cost obligations and compensation and non-retirement post-employment benefits. Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

PURCHASE ACCOUNTING AND GOODWILL

Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

Subsequent to the change in accounting principle disclosed in Note 1 in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, the Company tests goodwill for impairment on an annual basis during the fourth quarter for all reporting units. If circumstances change significantly, the Company would test for impairment during interim periods between annual tests. Goodwill is assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. Both the first step of determining the fair value of a reporting unit and the second step of determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) are judgmental in nature and often involve the use of significant estimates and assumptions. Fair values of reporting units are established using comparable market multiples. When appropriate, discounted cash flows are used to corroborate the results of the comparable market multiples method. These valuation methodologies use estimates and assumptions, which include determination of appropriate market comparables, projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate.

LONG-LIVED ASSETS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. Fair value is the basis for the measurement of any asset write-downs that are recorded. Estimated remaining useful lives are used in the measurement of any adjustments that are reflected as accelerated depreciation in cost of sales.

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

The Company has several postretirement benefit plans worldwide. These plans consist primarily of defined benefit and defined contribution pension plans and other postretirement benefit plans. For financial statements prepared in conformity with accounting principles generally accepted in the United States of America, many assumptions are required to be made in order to value the plans’ liabilities on a projected and accumulated basis, as well as to determine the annual expense for the plans. The assumptions chosen take into account historical experience, the current economic environment and management’s best judgment regarding future experience. Assumptions include the discount rate, the expected long-term rate of return on assets, future salary increases, health care escalation rates, cost of living increases, turnover, retirement ages and mortality. The FASB requires the full unfunded liability to be recognized on the consolidated balance sheet. The cumulative difference between actual experience and assumed experience is included in accumulated other comprehensive income (loss). For most of the plans, these gains or losses are recognized in expense over the average future working lifetime of employees to the extent that they exceed 10% of the greater of the Projected Benefit Obligation (or Accumulated Post-retirement Benefit Obligation for other postretirement benefits) and assets. The effects of any plan changes are also included as a component of accumulated other comprehensive income (loss) and then recognized in expense over the average future working lifetime of the affected plan.

For the majority of the Company’s pension plans, the Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 4.0% for fiscal 2010, compared with 5.4% in fiscal 2009. For the other postretirement benefit plan, the rate is 4.5% for fiscal 2010, compared with 5.5% for fiscal 2009, and is obtained from the Citigroup Pension Liability Index and Discount Curve. This rate represents the higher interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.0% for fiscal 2010. In consultation with its actuaries, the Company estimates its pension expense to increase by approximately $1.8 million in fiscal 2011 compared with fiscal 2010 primarily as a result of the decreased weighted-average discount rate assumption.

The Company’s principal objective is to ensure that sufficient funds are available to provide benefits as and when required under the terms of the plans. The Company utilizes investments that provide benefits and maximizes the long-term investment performance of the plans without taking on undue risk while complying with various legal funding requirements. The Company, through its investment advisors, has developed detailed asset and liability models to aid in implementing optimal asset allocation strategies. Equity securities are invested in equity indexed funds, which minimizes concentration risk while offering market returns. The debt securities are invested in a long-term bond indexed fund which provides a stable low risk return. The fixed insurance contracts allow the Company to closely match a portion of the liability to the expected payout of benefit with little risk. The Company, in consultation with its actuaries, analyzes current market trends, the current plan performance and expected market performance of both the equity and bond markets to arrive at the expected return on each asset category over the long term.

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2010:

			Impact on
	Impact on	Impact on	August 31, 2010
	August 31,	August 31, 2010	Projected Benefit
	2010	Projected Benefit	Obligation for
	Benefits	Obligation for	Postretirement
Change in Assumption	Expense	Pension Plans	Plans
	(In thousands)

25 basis point decrease in discount rate	$204	$5,185	$468
25 basis point increase in discount rate	$(102)	$(4,950)	$(448)
25 basis point decrease in expected long-term rate of return on assets	$39	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(39)	$—	$—

STOCK-BASED COMPENSATION

The Company grants certain types of equity grants which involve market conditions for determining vesting, which requires the use of a valuation model. These awards vest based on total shareholder return over a certain period compared to the shareholder return of other peer companies. The concept of modeling is used with such awards because observable market prices for these types of awards are not available. The modeling technique that is generally considered to most appropriately value this type of award is the Monte Carlo simulation. These models are considered to be a more refined estimate of fair value for awards with market conditions than the Black-Scholes model. The Monte Carlo simulation requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the correlation rate of the Company’s stock price compared to peer companies and the Company’s dividend yield. The Company uses historical data to determine the assumptions to be used in the Monte Carlo simulation and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments, future forfeitures and future correlation experience may result in a material change to the fair value calculation of share-based awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award, the correlation rate and the dividend yield, may materially affect the Company’s future stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $4.4 million, $181.5 million and $155.8 million for the years ended August 31, 2010, 2009 and 2008, respectively. The decrease from last year was due to an increase in accounts receivable and inventory since August 31, 2009, resulting primarily from increased sales in the fourth quarter compared with the fourth quarter of fiscal 2009. Inventory also increased as general business conditions improved. The working capital, excluding cash, as of August 31, 2009 had decreased dramatically from August 31, 2008 balances, which favorably impacted cash flow from operations in fiscal 2009.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2010	August 31, 2009

Days in receivables	53	58
Days in inventory	47	46
Days in payables	39	44
Total working capital days	61	60

The following table summarizes certain key balances on the Company’s consolidated balance sheet and related metrics.

	August 31,	August 31,
	2010	2009	$ change	% Change
	(In millions, except for %’s)

Cash and cash equivalents	$122.8	$228.7	$(105.9)	(46)%
Working capital, excluding cash	$169.4	$133.1	$36.3	27%
Long-term debt	$93.8	$102.3	$(8.5)	(8)%
Total debt	$154.7	$105.1	$49.6	47%
Net debt (net cash)*	$31.9	$(123.6)	$155.5	(126)%
Total A. Schulman, Inc’s. Stockholders’ equity	$488.0	$366.1	$121.9	33%

* Total debt less cash and cash equivalents

The Company’s cash and cash equivalents decreased approximately $105.9 million from August 31, 2009. The significant decrease in cash and cash equivalents during the year was driven primarily by: the cash used for business acquisitions of $99.2 million, net of cash acquired; expenditures for capital projects of $19.0 million; the repayment of ICO long-term debt and related costs of $26.3 million; dividend payments of $16.8 million; and increases in working capital and foreign currency translation losses.

Working capital, excluding cash, was $169.4 million as of August 31, 2010, an increase of $36.3 million from August 31, 2009. The primary reason for the increase in working capital was the increase in accounts receivable of $76.5 million and the increase in inventory of $75.7 million offset by an increase of $48.5 million in accounts payable since August 31, 2009. The translation effect of foreign currencies, primarily the euro, decreased accounts receivable by $18.0 million and inventory by $15.4 million. Excluding the impact of translation of foreign currencies and ICO operations, accounts receivable increased $24.8 million, or 12.0%, and inventory increased $49.2 million, or 36.9%. The increase in accounts receivables is due to increased sales as general business conditions improved. The increase in inventory was the result of improvements in general business conditions and increased raw materials cost on a per pound basis. Accounts payable increased $21.6 million, excluding the impact of foreign currency and ICO operations, as the Company increased inventory purchases to meet increased customer demand.

Capital expenditures for the year ended August 31, 2010 were $19.0 million compared with $24.8 million last year. Fiscal 2010 capital expenditures relate primarily to various projects in Europe. Fiscal 2009 included capital expenditures for the completion of the new Akron, Ohio plant and the addition of a new smaller line in the Nashville, Tennessee plant which replaced an older inefficient line.

The Company has a credit facility that consists of $260.0 million of revolving credit lines (“Credit Facility”) of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which was put in place on February 28, 2006 and matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of the year ended August 31, 2010, the Company was not in violation of any of its covenants relating to the Credit Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of August 31, 2010. The Company is currently in process of re-financing its credit agreement.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. There were no long- or short-term borrowings at August 31, 2009. As of August 31, 2010, the amount available under the credit facility was reduced by outstanding letters of credit of $2.4 million and borrowings of $53.5 million which is included in short-term debt in the Company’s consolidated balance sheet due to the short-term maturity of the Credit Facility as of August 31, 2010.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $63.8 million at August 31, 2010.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving credit facility. As of the year ended August 31, 2010, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of August 31, 2010.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company had approximately $37.2 million and $41.3 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2010 and August 31, 2009, respectively. The Company had approximately $7.3 million and $2.5 million outstanding under these lines of credit at August 31, 2010 and 2009, respectively.

Below summarizes the Company’s available funds as of August 31, 2010 and 2009.

	As of August 31,
	2010	2009
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	—	8.5
Uncollateralized short-term lines of credit — Foreign	37.2	41.3

Total gross available funds from credit lines and notes	$297.2	$309.8

Credit Facility	$204.1	$259.0
Uncollateralized short-term lines of credit — U.S.	—	8.5
Uncollateralized short-term lines of credit — Foreign	29.9	38.8

Total net available funds from credit lines and notes	$234.0	$306.3

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $60.8 million and $2.5 million as of August 31, 2010 and 2009, respectively and issued letters of credit of $2.4 million and $1.0 million as of August 31, 2010 and 2009, respectively.

The Company’s under funded pension liability is approximately $90.3 million at August 31, 2010. This amount is primarily due to an unfunded plan of $70.0 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

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

During the year ended August 31, 2010, the Company paid cash dividends aggregating to $0.60 per share. The total amount of these dividends was $16.8 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2010, the Company issued approximately 214,000 common shares upon the exercise of employee stock options and approximately 123,000 common shares were issued to employees for restricted stock and performance share awards. The total amount received from the issuance of common stock was $0.9 million.

No shares were repurchased during the year ended August 31, 2010. During the year ended August 31, 2009, the Company repurchased 111,520 shares of common stock, at an average price of $14.77 per share. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.

The Company has foreign currency exposures primarily related to the euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the euro as its functional currency. The change in the value of the U.S. dollar during the year ended August 31, 2010 decreased this account by $27.9 million which was primarily the result of a 11.6% decrease in the value of the euro since August 31, 2009 to a spot rate of 1.268 euros to 1 U.S. dollar as of August 31, 2010.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2010 is presented below:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Short-Term Debt	$60,789	$—	$—	$—	$60,789
Long-Term Debt	—	30,000	—	63,826	93,826
Capital Lease Obligations	87	8	—	—	95
Operating Lease Obligations(b)	5,638	6,707	3,937	3,464	19,746
Purchase Obligations(a)	109,479	12,650	864	3	122,996
Pension Obligations	4,000	—	—	—	4,000
Postretirement Benefit Obligations	935	2,044	2,177	5,646	10,802
Deferred Compensation Obligations	1,680	3,082	2,893	13,121	20,776
Interest Payments(c)	6,680	12,281	5,725	1,193	25,879

	$189,288	$66,772	$15,596	$87,253	$358,909

(a)	Purchase obligations include purchase contracts and purchase orders for inventory.

(b)	Operating lease information is provided in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

(c)	Interest obligations on the Company’s short and long-term debt are included assuming the debt levels will be outstanding for the entire period and assuming the interest rates in effect at August 31, 2010.

The Company had $2.6 million of gross unrecognized tax benefits and $0.5 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2010 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

The Company’s outstanding commercial commitments at August 31, 2010 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements appearing in ITEM 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and applied the provisions to the acquisitions of ICO, Inc. and McCann Color, Inc. Additionally, the Company recorded $6.8 million during the year ended August 31, 2010 of transaction costs for acquisitions.

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

The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in ITEM 1A of this Report. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, the U.S. portion of outstanding senior guaranteed notes and other floating rate debt. As of August 31, 2010, the Company had approximately $87.5 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.1 million impact on annual interest expense from either a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2010.

FOREIGN CURRENCY EXCHANGE RISK

The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, and Indonesian rupiah.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value at August 31, 2010 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be approximately $2.0 million.

COMMODITY PRICE RISK

The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and operating income. The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. SCHULMAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the timing of its annual goodwill impairment test in 2010.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the noncontrolling interests as of September 1, 2009

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded ICO Inc. and its subsidiaries (ICO) and McCann Color, Inc. (McCann) from its assessment of internal control over financial reporting as of August 31, 2010, because it was acquired by the Company in a purchase business combination during 2010. We have also excluded ICO and McCann from our audit of internal control over financial reporting. ICO and McCann’s total assets and total net sales represented 35% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2010.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 26, 2010

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Net sales	$1,590,443	$1,279,248	$1,983,595
Cost of sales	1,357,575	1,109,211	1,749,065
Selling, general and administrative expenses	179,821	148,143	169,275
Interest expense	5,010	4,785	7,814
Interest income	(1,345)	(2,348)	(2,338)
Foreign currency transaction (gains) losses	874	(5,645)	1,133
Other income (expense)	(2,425)	(1,826)	(9)
Restructuring expense	5,054	8,665	6,817
Asset impairment	5,668	2,608	5,399
Curtailment (gains) losses	270	(2,805)	(4,009)
Goodwill impairment	—	—	964

	1,550,502	1,260,788	1,934,111

Income from continuing operations before taxes	39,941	18,460	49,484
Provision (benefit) for U.S. and foreign income taxes	(4,419)	6,931	17,944

Income from continuing operations	44,360	11,529	31,540
Loss from discontinued operations, net of tax of $0	(239)	(13,956)	(12,619)

Net income (loss)	44,121	(2,427)	18,921
Noncontrolling interests	(221)	(349)	(872)

Net income (loss) attributable to A. Schulman, Inc.	43,900	(2,776)	18,049
Preferred stock dividends	—	(53)	(53)

Net income (loss) attributable to A. Schulman, Inc. common stockholders	$43,900	$(2,829)	$17,996

Weighted-average number of shares outstanding:
Basic	27,746,220	25,790,421	26,794,923
Diluted	27,976,343	26,069,631	27,097,896
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$1.59	$0.43	$1.14
Loss from discontinued operations	(0.01)	(0.54)	(0.47)

Net income (loss) attributable to common stockholders	$1.58	$(0.11)	$0.67

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$1.58	$0.43	$1.13
Loss from discontinued operations	(0.01)	(0.54)	(0.47)

Net income (loss) attributable to common stockholders	$1.57	$(0.11)	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$122,754	$228,674
Accounts receivable, net	282,953	206,450
Inventories, average cost or market, whichever is lower	209,228	133,536
Prepaid expenses and other current assets	29,128	20,779

Total current assets	644,063	589,439

Other assets:
Deferred charges and other assets	31,883	26,816
Goodwill	84,064	11,577
Intangible assets	72,352	217

	188,299	38,610

Property, plant and equipment, at cost:
Land and improvements	30,891	16,236
Buildings and leasehold improvements	158,076	147,121
Machinery and equipment	357,270	345,653
Furniture and fixtures	37,078	39,581
Construction in progress	4,996	4,546

	588,311	553,137
Accumulated depreciation and investment grants of $744 in 2010 and $988 in 2009	349,348	383,697

Net property, plant and equipment	238,963	169,440

Total assets	$1,071,325	$797,489

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$60,876	$2,851
Accounts payable	195,977	147,476
U.S. and foreign income taxes payable	6,615	8,858
Accrued payrolls, taxes and related benefits	46,492	36,207
Other accrued liabilities	41,985	32,230

Total current liabilities	351,945	227,622

Long-term debt	93,834	102,254
Pension plans	86,872	69,888
Other long-term liabilities	25,297	22,800
Deferred income taxes	20,227	3,954
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5% cumulative, $100 par value, authorized, issued and outstanding - no shares in 2010 and 15 shares in 2009	—	2
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 47,690,024 shares in 2010 and 42,295,492 shares in 2009	47,690	42,295
Other capital	249,734	115,358
Accumulated other comprehensive income (loss)	(6,278)	38,714
Retained earnings	519,659	492,513
Treasury stock, at cost, 16,205,230 shares in 2010 and 16,207,011 shares in 2009	(322,777)	(322,812)

Total A. Schulman, Inc.’s stockholders’ equity	488,028	366,070

Noncontrolling interests	5,122	4,901

Total equity	493,150	370,971

Total liabilities and equity	$1,071,325	$797,489

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Preferred	Common	Other	Comprehensive	Retained	Treasury	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Equity
	(In thousands, except per share data)

Balance at August 31, 2007	$1,057	$41,785	$103,828	$50,092	$507,065	$(279,164)	$5,561	$430,224
Adjustment for adoption of accounting standard on uncertain tax positions					2,078			2,078

Adjusted balance at September 1, 2007	1,057	41,785	103,828	50,092	509,143	(279,164)	5,561	432,302
Comprehensive income:
Net income					18,049		872
Foreign currency translation gain				20,715
Net change in net actuarial losses (net of tax of $1,709)				4,815
Net change in prior service costs (credit) (net of tax of $138)				4,246
Net change in unrecognized transition obligations (net of tax of $0)				35
Total comprehensive income								48,732
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.59 per share					(16,038)			(16,038)
Stock options exercised		206	3,716					3,922
Restricted stock issued, net of forfeitures		245	(245)					—
Redemption of common stock to cover tax withholdings		(5)	(89)					(94)
Purchase of treasury stock						(42,002)		(42,002)
Cash distributions to noncontrolling interests							(900)	(900)
Non-cash stock based compensation			743					743
Amortization of restricted stock			4,152					4,152

Balance at August 31, 2008	1,057	42,231	112,105	79,903	511,101	(321,166)	5,533	430,764
Comprehensive loss:
Net loss					(2,776)		349
Foreign currency translation gain (loss)				(30,824)
Net change in net actuarial losses (net of tax of $1,567)				(7,803)
Net change in prior service costs (credit) (net of tax of $523)				(2,604)
Net change in unrecognized transition obligations (net of tax of $0)				42
Total comprehensive loss								(43,616)
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.60 per share					(15,759)			(15,759)
Stock options exercised		34	552					586
Restricted stock issued, net of forfeitures		45	(45)					—
Redemption of common stock to cover tax withholdings		(15)	(201)					(216)
Purchase of treasury stock						(1,646)		(1,646)
Redemption of preferred stock	(1,055)							(1,055)
Cash distributions to noncontrolling interests							(981)	(981)
Non-cash stock based compensation			16					16
Amortization of restricted stock			2,931					2,931

Balance at August 31, 2009	2	42,295	115,358	38,714	492,513	(322,812)	4,901	370,971
Comprehensive income (loss):
Net income					43,900		221
Foreign currency translation gain (loss)				(27,898)
Net change in net actuarial losses (net of tax of $4,720)				(17,042)
Net change in prior service costs (credit) (net of tax of $0)				(52)
Total comprehensive loss								(871)
Cash dividends paid or accrued:
Common stock, $0.60 per share					(16,754)			(16,754)
Acquisition of ICO		5,100	127,551					132,651
Stock options exercised		214	3,796					4,010
Restricted stock issued, net of forfeitures		123	(123)					—
Redemption of common stock to cover tax withholdings		(42)	(914)					(956)
Issuance of treasury stock						35		35
Redemption of preferred stock	(2)							(2)
Non-cash stock based compensation								—
Amortization of restricted stock			4,066					4,066

Balance at August 31, 2010	$—	$47,690	$249,734	$(6,278)	$519,659	$(322,777)	$5,122	$493,150

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Provided from (used in) operating activities:
Net income (loss)	$44,121	$(2,427)	$18,921
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	27,449	24,958	27,721
Deferred tax provision	(25,742)	(2,974)	(2,597)
Pension, postretirement benefits and other deferred compensation	10,739	4,728	6,098
Net losses on asset sales	96	740	318
Goodwill impairment	—	—	964
Asset impairment	5,668	12,925	11,699
Curtailment (gains) losses	270	(2,805)	(4,009)
Changes in assets and liabilities:
Accounts receivable	(27,582)	91,218	16,614
Inventories	(43,067)	78,756	54,682
Accounts payable	21,621	(17,856)	25,838
Restructuring accrual	(4,620)	2,001	433
Income taxes	(4,639)	3,720	(5,247)
Accrued payrolls and other accrued liabilities	2,365	(1,582)	1,704
Changes in other assets and other long-term liabilities	(2,236)	(9,905)	2,646

Net cash provided from operating activities	4,443	181,497	155,785

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(18,977)	(24,787)	(26,070)
Proceeds from the sale of assets	6,570	950	3,700
Business acquisitions, net of cash acquired	(99,223)	—	—

Net cash used in investing activities	(111,630)	(23,837)	(22,370)

Provided from (used in) financing activities:
Cash dividends paid	(16,754)	(15,812)	(16,091)
Increase (decrease) in notes payable	3,975	(7,343)	5,997
Borrowings on revolving credit facilities	86,000	19,000	119,557
Repayments on revolving credit facilities	(32,500)	(19,000)	(145,112)
Repayments on long-term debt	(25,951)	—	—
Cash distributions to noncontrolling interests	—	(981)	(900)
Preferred stock redemption	(2)	(1,055)	—
Common stock issued, net	3,054	370	3,828
Releases (purchases) of treasury stock	35	(1,646)	(42,002)

Net cash provided from (used in) financing activities	17,857	(26,467)	(74,723)

Effect of exchange rate changes on cash	(16,590)	(247)	(4,009)

Net increase (decrease) in cash and cash equivalents	(105,920)	130,946	54,683

Cash and cash equivalents at beginning of year	228,674	97,728	43,045

Cash and cash equivalents at end of year	$122,754	$228,674	$97,728

Cash paid during the year for:
Interest	$4,920	$4,445	$7,531
Income taxes	$18,187	$7,243	$27,405

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. These materials are used in a variety of consumer, industrial, automotive and packaging applications. The Company employs about 2,900 people and has 36 manufacturing facilities in Europe, North America, South America, Asia and Australia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries in which a controlling interest is maintained. All significant intercompany transactions have been eliminated.

Noncontrolling interests represents a 30% equity position of Mitsubishi Chemical MKV Co. in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

USE OF ESTIMATES

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors any factors which may have an impact and will adjust such estimates and assumptions when probable and estimable. Changes in those estimates will be reflected in the consolidated financial statements in future periods, as applicable.

CHANGE IN ACCOUNTING PRINCIPLE

Effective June 1, 2010, the Company changed its annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment from the end of the second quarter, February 28, to the beginning of the fourth quarter of the fiscal year, June 1. The Company performs goodwill impairment testing annually and more often if events or changes in circumstances indicate it is more likely than not that its carrying value exceeds its fair value. In fiscal 2010, the Company performed the annual impairment testing of goodwill using February 28 as the measurement date; however, this change in accounting principle required the Company to again test goodwill for impairment using June 1 to meet the annual testing requirement prescribed in the accounting guidance. This voluntary change in accounting principle is considered preferable because it better aligns with the Company’s annual budgeting process and allows the most recent projected financial information to be used in the reporting unit valuation models. Based on the results of impairment tests performed in fiscal years 2009 and 2008, the Company concluded there was no impairment of the carrying value of the goodwill in

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the prior periods presented in the consolidated financial statements. In the current year, the Company tested goodwill for impairment as of February 28, 2010 and June 1, 2010, and concluded there was no impairment of the carrying value of the goodwill.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $18.4 million at August 31, 2010 and $130.0 million at August 31, 2009. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2010 and 2009, the Company did not hold any short-term investments.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, experience, customer payment history, expected trends and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers.

REVENUE RECOGNITION

The Company’s accounting policy regarding revenue recognition is to recognize revenue when products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred.

The Company provides tolling services as a fee for processing of material provided and owned by customers. While providing these services, the Company may provide certain amounts of its materials, such as additives. These materials are charged to the customer as an addition to the tolling fees. The Company recognizes revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

It is the Company’s policy to depreciate the cost of property, plant and equipment over the estimated useful lives of the assets, or for leasehold improvements over the applicable lease term, using the straight-line method. Depreciation is included in the appropriate cost of goods sold or selling, general

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and administrative expense caption on the consolidated statements of operations. The estimated useful lives used in the computation of depreciation are as follows:

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

INVENTORIES

The Company and its subsidiaries generally do not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

GOODWILL AND INTANGIBLE ASSETS

The Company does not amortize goodwill. However, the Company conducts a formal impairment test of goodwill at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completed its most recent annual goodwill impairment review as of June 1, 2010 and no impairment charges were necessary. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2010.

Other amortizable intangible assets, which consist primarily of registered trademarks, customer related intangibles, and developed technology, are amortized over their estimated useful lives on either a straight line or double-declining basis. The estimated useful lives for each major category of amortizable intangible assets are:

Registered trademarks	5 to 20 years
Customer related intangibles	15 to 19 years
Developed technology	11 to 15 years

ASSET IMPAIRMENTS

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. See Note 15 for further discussion on the asset impairments.

INCOME TAXES

The Company recognizes income taxes during the period in which transactions enter into the determination of financial statement income. Accordingly, deferred taxes are provided for temporary

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences between the book and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No taxes are provided on earnings which are permanently reinvested. Accruals for uncertain tax positions are provided for in accordance with accounting rules related to uncertainty in income taxes. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 7 for further discussion on income taxes.

RETIREMENT PLANS

The Company has several defined benefit and defined contribution pension plans, covering certain employees in the U.S. and in foreign countries. For certain plans in the U.S., pension funding is based on an amount paid to funds held in trust at an agreed rate for each hour for which employees are paid. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans.

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are generally measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each reporting period end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Accumulated other comprehensive income (loss) in stockholders’ equity includes translation adjustments arising from the use of different exchange rates from period to period.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative instruments in accordance with amended accounting rules regarding derivative instruments and hedging activities which requires all derivatives, whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The forward foreign exchange contracts are adjusted to their fair market value through the statement of operations. Gains or losses on forward foreign exchange contracts that hedge specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with accounting rules for stock compensation, which require that the fair value of share-based awards be estimated on the date of grant using an option pricing model. The fair value of the award is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Operations. See Note 10 for further discussion on stock-based compensation.

FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the Company considers assumptions that market participants would use when

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. See Note 6 for further discussion on fair value measurement.

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2010 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting rules related to business combinations. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. These accounting rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted the new accounting rules related to business combinations, effective September 1, 2009, and applied the provisions to the acquisitions of ICO, Inc. and McCann Color, Inc. Additionally, the Company recorded $6.8 million during the year ended August 31, 2010 of transaction costs for acquisitions. See Note 2 — Business Acquisitions.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and is not expected to impact the Company’s consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITIONS

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

The acquisition was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $2.0 million and $0.5 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $4.0 million related to intellectual property and customer relationships are being amortized over their estimated useful lives of 15 years. Goodwill of $3.4 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management.

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

The acquisition of ICO presents the Company with an opportunity to expand its presence substantially, especially in the global rotomolding and U.S. masterbatch markets. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The acquisition of ICO’s operations increases the Company’s presence in the U.S. masterbatch market, gains plants in the high-growth market of Brazil and expands the Company’s presence in Asia with the addition of several ICO facilities in that region. In Europe, the acquisition allows the Company to add rotomold compounding and size reduction to the Company’s capabilities. It also enables growth in countries where the Company currently has a limited presence, such as France, Italy and Holland, as well as leverages its existing facilities serving high-growth markets such as Poland, Hungary and Sweden.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Merger Agreement, each share of ICO common stock outstanding immediately prior to the merger was converted into the right to receive a pro rata portion of the total consideration of $105.0 million in cash and 5.1 million shares of the Company’s common stock. All unvested stock options and shares of restricted stock of ICO became fully vested immediately prior to the merger. Unexercised stock options were exchanged for cash equal to their “in the money” value, which reduced the cash pool available to ICO’s stockholders. The following table summarizes the calculation of the estimated fair value of the total consideration transferred (in thousands, except share price):

Estimated fair value of consideration transferred:
A. Schulman, Inc. common shares issued	5,100
Closing price per share of A. Schulman, Inc. common stock, as of April 30, 2010	$26.01

Consideration attributable to common stock	$132,651
Cash paid, including cash paid to settle ICO, Inc.’s outstanding equity awards	$105,000

Total consideration transferred	$237,651

The merger was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, contingent consideration liabilities, long-term debt, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,577
Accounts receivable	66,935
Inventories	46,462
Prepaid expenses and other current assets	10,660
Property, plant and equipment	97,976
Intangible assets	71,026
Other long-term assets	4,795

Total assets acquired	$312,431

Current maturites of long-term debt and notes payable	$12,776
Accounts payable	39,506
Other accrued liabilities	28,886
Long-term debt	14,494
Deferred income taxes	43,027
Pension plans	3,285
Other long-term liabilities	2,510

Total liabilities assumed	$144,484

Net identifiable assets acquired	$167,947
Goodwill	69,704

Net assets acquired	$237,651

The Company preliminarily recorded acquired intangible assets of $71.0 million. These intangible assets include customer related intangibles of $48.4 million with estimated useful lives of 19 years, developed technology of $10.1 million with estimated useful lives of 11 years, and trademarks and trade names of $12.5 million with estimated useful lives ranging between 5 and 20 years.

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition. Goodwill largely consists of expected synergies resulting from the acquisition. The Company anticipates that the transaction will produce run-rate synergies by the end of fiscal 2011, resulting from the consolidation and centralization of global purchasing activities, tax benefits, and elimination of duplicate corporate administrative costs. Goodwill as of April 30, 2010 was provisionally allocated by segment as follows (in thousands):

Europe, Middle East and Africa	$17,177
North America Rotomolding	24,090
Bayshore	28,437

Total goodwill	$69,704

None of the goodwill associated with this transaction will be deductible for income tax purposes.

The estimated fair value of accounts receivables acquired was $66.9 million with the gross contractual amount being $70.3 million.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales, loss from continuing operations before taxes and net loss from the ICO acquired businesses included in the Company’s results since the April 30, 2010 acquisition are as follows (in thousands):

April 30, 2010 to
August 31, 2010

Net sales	$134,166
Loss from continuing operations before taxes	$(2,030)
Net loss attributable to A. Schulman, Inc. common stockholders	$(1,163)

The loss from continuing operations before taxes for ICO from April 30, 2010 to August 31, 2010 includes pretax depreciation and amortization costs of approximately $9.6 million. This amount includes approximately $3.4 million of additional costs due to the increased value of fixed assets and intangibles, and approximately $3.9 million of pretax amortization of purchase accounting inventory step-up adjustments.

The following unaudited, pro forma information represents the consolidated results of the Company as if the ICO acquisition occurred at the beginning of the periods presented:

	Year Ended
	August 31,
	2010	2009
	Unaudited
	(In thousands, except per share data)

Net sales	$1,828,339	$1,581,941
Net income (loss) attributable to A. Schulman, Inc. common stockholders	$45,948	$(11,485)
Net income (loss) per share of common stock attributable to common stockholders — diluted	$1.47	$(0.37)

The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from ICO resulting from the valuation of assets acquired, decreased interest expense due to the repayment of debt and the impact of the issuance of the Company’s common stock used as consideration for the purchase of ICO. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of ICO. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of future reversals of the deferred tax liabilities of ICO. As of August 31, 2010, the Company has concluded it is more-likely-than-not that certain deferred tax assets will be realized, therefore, a significant reduction in the U.S. valuation allowance was recorded. The reduction in the valuation allowance resulted in a non-cash tax benefit of approximately $22.2 million included in the net income above.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Beginning balance	$10,279	$8,316
Provision	6,647	4,821
Write-offs, net of recoveries	(2,848)	(2,604)
Translation effect	(873)	(254)

Ending balance	$13,205	$10,279

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to review goodwill and indefinite-lived intangible assets annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company completed its annual impairment review of goodwill as of June 1, 2010 and noted no impairment. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2010. The fair value used in the analysis was estimated using a market approach, which contains significant unobservable inputs, based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples. The Company has been consistent with its method of estimating fair value when an indication of fair value from a buyer or similar specific transactions is not available.

The ICO and McCann Color acquisitions resulted in goodwill of $69.7 million and $3.4 million, respectively. None of the goodwill associated with these transactions will be deductible for income tax purposes. See Note 2 for further discussion on the business acquisitions. The changes in the Company’s carrying value of goodwill during the years ended August 31, 2010 and 2009 are as follows:

	Europe,	North	North
	Middle East	America	America
	and Africa	Rotomolding	Masterbatch	Bayshore	Total
	(In thousands)

Balance as of August 31, 2008	$10,679	$—	$—	$—	$10,679
Deferred payment and purchase price adjustment related to business acquisition in fiscal 2007	1,415	—	—	—	1,415
Translation effect	(517)	—	—	—	(517)

Balance as of August 31, 2009	11,577	—	—	—	11,577
Acquisitions	17,177	24,090	3,407	28,437	73,111
Translation effect	(624)	—	—	—	(624)

Balance as of August 31, 2010	$28,130	$24,090	$3,407	$28,437	$84,064

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes intangible assets with determinable useful lives by major category as of August 31, 2010 and 2009:

	2010			2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Customer related intangibles	$50,035	$(1,742)	$48,293	$—	$—	$—
Developed technology	14,018	(1,925)	12,093	1,923	(1,706)	217
Registered trademarks	12,271	(305)	11,966	—	—	—

Total finite-lived intangible assets	$76,324	$(3,972)	$72,352	$1,923	$(1,706)	$217

Amortization expense of intangible assets was $2.3 million fiscal 2010. Amortization expense of intangible assets for fiscal 2009 and 2008 was not significant. Estimated annual amortization expense for the next five years will approximate $6.9 million in fiscal 2011, $6.4 million in fiscal 2012, $6.0 million in fiscal 2013, $5.6 million in fiscal 2014 and $5.2 million in fiscal 2015.

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	August 31,
	2010	2009
	(In thousands)

Revolving credit loan, LIBOR plus applicable spread, due 2011	$53,500	$—
Notes payable and other, due within one year	7,376	2,851

Short-term debt	$60,876	$2,851

Euro notes, 4.485%, due 2016	$63,826	$72,161
Senior notes, LIBOR plus 80 bps, due 2013	30,000	30,000
Capital leases	8	93

Long-term debt	$93,834	$102,254

The Company has a credit facility that consists of $260.0 million of revolving credit lines (“Credit Facility”) of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which was put in place on February 28, 2006 and matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio.

Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. There were no long- or short-term borrowings at August 31, 2009. As of August 31, 2010, the amount available under the Credit Facility was reduced by outstanding letters of credit of $2.4 million and borrowings of $53.5 million which is included in short-term debt in the Company’s consolidated balance sheet due to the short-term maturity of the Credit Facility as of August 31, 2010.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•	$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $63.8 million at August 31, 2010.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility.

Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company had no uncollateralized short-term lines of credit available from domestic banks at August 31, 2010. The Company had approximately $8.5 million of uncollateralized short-term lines of credit available from various domestic banks at August 31, 2009. There were no borrowings under these lines of credit in 2009.

The Company had approximately $37.2 million and $41.3 million of uncollateralized short-term foreign lines of credit available to its subsidiaries at August 31, 2010 and 2009, respectively. There was approximately $7.3 million and $2.5 million outstanding under these lines of credit at August 31, 2010 and 2009, respectively.

The Company’s interest bearing short-term debt of $57.5 million as of August 31, 2010 had a weighted average interest rate of approximately 1.1% and approximately 4.9% for the $2.5 million outstanding as of August 31, 2009.

Below summarizes the Company’s available funds as of August 31, 2010 and 2009.

	As of August 31,
	2010	2009
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	—	8.5
Uncollateralized short-term lines of credit — Foreign	37.2	41.3

Total gross available funds from credit lines and notes	$297.2	$309.8

Credit Facility	$204.1	$259.0
Uncollateralized short-term lines of credit — U.S.	—	8.5
Uncollateralized short-term lines of credit — Foreign	29.9	38.8

Total net available funds from credit lines and notes	$234.0	$306.3

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $60.8 million and $2.5 million as of August 31, 2010 and 2009, respectively and issued letters of credit of $2.4 million and $1.0 million as of August 31, 2010 and 2009, respectively.

The Company has approximately $0.1 million in capital lease obligations as of August 31, 2010, substantially all of which are current. The current portion of capital lease obligations was $0.3 million as of August 31, 2009. The Company’s current portion of capital lease obligations is included in short-term debt on the Company’s consolidated balance sheets.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2010 are as follows (In thousands):

Fiscal 2011	$60,876
2012	8
2013	30,000
2014	—
2015	—
2016 and thereafter	63,826

Total	$154,710

NOTE 6 — FAIR VALUE MEASURMENT

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

The following table presents information about the Company’s assets and liabilities recorded at fair value as of August 31, 2010 in the Company’s consolidated balance sheet:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total	for Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents	$122,754	$122,754	$—	$—

Total assets at fair value	$122,754	$122,754	$—	$—

Liabilities:
Derivative liabilities	$28	$—	$28	$—

Total liabilities at fair value	$28	$—	$28	$—

The fair value of cash and cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks.

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency exchange rates. The total contract value of forward foreign exchange contracts outstanding as of August 31, 2010 was $41.1 million. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of operations. The Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments as of August 31, 2010. The forward foreign exchange contracts are entered into with creditworthy multinational banks. The fair value of the Company’s forward foreign exchange contracts was less than $0.1 million as of August 31, 2010 and $0.1 million as of August 31, 2009 and was recognized in other accrued liabilities. The fair value of forward foreign exchange contracts was estimated by obtaining quotes from banks. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. Generally these contracts have maturities of less than twelve months and have not been designated as hedging instruments as of August 31, 2010.

The following information presents the supplemental fair value information about long-term fixed-rate debt at August 31, 2010. The Company’s long-term fixed-rate debt was issued in Euros.

	August 31, 2010		August 31, 2009
	(In millions of $)	(In millions of €)	(In millions of $)	(In millions of €)

Carrying value of long-term fixed-rate debt	$63.8	€50.3	$72.2	€50.3
Fair value of long-term fixed-rate debt	$67.2	€53.0	$65.6	€45.8

The fair value was calculated using discounted future cash flows. The increase in fair value compared with August 31, 2009 is primarily related to a decrease in yield-to-maturity, caused by lower market interest rates, and a shorter average life to maturity, offset partially by a weaker Euro.

NOTE 7 — INCOME TAXES

Income (loss) before taxes from continuing operations is as follows:

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

U.S.	$(34,178)	$(40,394)	$(37,554)
Foreign	74,119	58,854	87,038

	$39,941	$18,460	$49,484

The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Current taxes:
U.S.	$3,298	$91	$133
Foreign	14,325	9,814	20,408

	17,623	9,905	20,541
Deferred taxes:
U.S.	(22,134)	(483)	(145)
Foreign	92	(2,491)	(2,452)

	(22,042)	(2,974)	(2,597)

	$(4,419)	$6,931	$17,944

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of (11.1)% in 2010, 37.5% in 2009, and 36.3% in 2008 is as follows:

	2010		2009		2008
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(In thousands, except for %s)

Statutory U.S. tax rate	$13,979	35.0%	$6,461	35.0%	$17,320	35.0%
Amount of taxes at less than U.S. statutory tax rate	(16,190)	(40.5)	(12,258)	(66.4)	(12,665)	(25.6)
U.S. and foreign losses with no tax benefit	9,551	23.9	13,135	71.1	10,571	21.4
U.S. restructuring and other U.S. unusual charges with no benefit	4,820	12.1	1,003	5.5	2,572	5.2
Italy valuation allowance	1,715	4.3	—	—	—	—
Provision for repatriated earnings	—	—	—	—	1,054	2.1
Establishment (resolution) of uncertain tax positions	33	0.1	(1,584)	(8.6)	(1,363)	(2.7)
ICO historical tax attributes	3,250	8.1	—	—	—	—
U.S. valuation allowance reversal	(22,156)	(55.5)	—	—	—	—
Other	579	1.4	174	0.9	455	0.9

	$(4,419)	(11.1)%	$6,931	37.5%	$17,944	36.3%

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and (liabilities) consist of the following at August 31, 2010 and August 31, 2009:

	2010	2009
	(In thousands)

Pensions	$10,754	$5,961
Inventory reserves	439	345
Bad debt reserves	3,066	1,681
Accruals	5,502	2,385
Postretirement benefits other than pensions	9,285	8,279
Depreciation	2,506	6,079
Net operating loss carryforwards	3,108	1,100
Foreign tax credit carryforwards	39,956	42,790
Alternative minimum tax carryforwards	3,919	6,392
Other	24,828	17,686

Gross deferred tax assets	103,363	92,698
Valuation allowance	(52,685)	(74,426)

Total deferred tax assets	50,678	18,272

Depreciation	(17,704)	(5,663)
Intangibles	(22,647)	—
U.S. tax impact of foreign earnings	(7,692)	—
Other	(2,126)	(2,040)

Gross deferred tax liabilities	(50,169)	(7,703)

	$509	$10,569

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets primarily in the United States, Italy, Germany and Australia.

The Company has $42 million in foreign tax credit carryforwards that will expire in periods from 2011 to 2020. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of approximately $2.1 million.

In recent years, the Company’s U.S. operations have generated federal tax net operating losses, before considering dividend income from foreign subsidiaries. Such net operating losses are offset against the foreign dividend income, which would otherwise generate U.S. taxable income. The dividend income from foreign subsidiaries also generates foreign tax credits, which either partially offset the tax on any U.S. taxable income remaining after the offset of the net operating losses, or are carried forward. For the current year, the U.S. tax liability associated with foreign dividends could not entirely be offset by foreign tax credits due to certain historical tax attributes of ICO. The net effect of foreign dividends received from foreign countries is to place the Company into a position in which it does not generate net operating loss carryforwards for its U.S. operating losses.

The Company recorded a deferred tax liability for the U.S. tax impact on projected fiscal 2011 distributions expected to be paid out of prior year earnings from certain subsidiaries. It is expected that the U.S. tax liability on the distributions can be fully offset by foreign tax credit carryforwards for which a full valuation allowance was previously recorded. It is now more-likely-than-not that these foreign tax credits carryforwards, equal to the deferred tax liability recorded for the U.S. tax impact of the distributions, will be realized, resulting in a reduction of the U.S. valuation allowance.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company established a valuation allowance against the deferred tax assets of its Italian entity during fiscal 2010 due to the recent losses in that jurisdiction resulting in a tax charge of approximately $1.7 million to record a valuation allowance against the deferred tax assets that were recorded as of the beginning of the year. Additionally, no tax benefits were recognized for additional deferred tax assets generated during the year. The Company will continue to maintain a valuation allowance against these deferred tax assets until it is more-likely than not that the Company will realize a benefit through the reduction of future tax liabilities.

The Company recorded a tax benefit of approximately $22.2 million during fiscal 2010 for the reversal of valuation allowance in the U.S. relating to the ICO acquisition. Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of future reversals of the deferred tax liabilities of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a significant reduction in the U.S. valuation allowance was recorded resulting in a $22.2 million non-cash tax benefit.

The tax effect of temporary differences included in prepaids was $6.9 million and $4.2 million at August 31, 2010 and 2009, respectively. Deferred charges included $14.8 million and $10.6 million from the tax effect of temporary differences at August 31, 2010 and 2009, respectively. The tax effect of temporary differences included in other accrued liabilities was $0.9 million and $0.3 million at August 31, 2010 and 2009, respectively.

As of August 31, 2010, the Company’s gross unrecognized tax benefits totaled $2.6 million. If recognized, approximately $1.8 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2010, the Company had $0.5 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2007 onward and in Belgium from fiscal 2008 onward. The Company is open to potential examinations from fiscal 2004 onward for most other foreign jurisdictions.

The unrecognized tax benefits increased by approximately $1.4 million during the third quarter of fiscal 2010 due to an uncertain tax position taken on a tax return filed during that quarter. This item had no impact on tax expense during the quarter because a tax benefit had never been recorded for this uncertain tax position.

The expiration of the statute of limitations in various foreign jurisdictions during fiscal 2009 resulted in tax benefits of approximately $1.6 million related to the reversal of tax and interest previously accrued.

During fiscal 2008, the expiration of certain statutes of limitation in foreign jurisdictions and the completion of certain transfer pricing documentation resulted in tax benefits of approximately $1.7 million relating to the reversal of tax and interest previously accrued.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Unrecognized Tax Benefits:

	2010	2009	2008
	(In thousands)

Beginning balance	$1,549	$3,781	$5,392
Decreases related to prior year tax positions	(314)	(1,322)	(600)
Increases related to prior year tax positions	1,534	26	—
Increases related to current year tax positions	250	650	148
Settlements	—	(74)	(984)
Lapse of statute of limitations	(167)	(1,301)	(660)
Foreign currency impact	(238)	(211)	485

Ending balance	$2,614	$1,549	$3,781

As of August 31, 2010, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $342.6 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practical.

NOTE 8 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. The measurement date for all plans is August 31.

A supplemental non-qualified, non-funded pension plan for certain retired officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was approximately $2.7 million and $2.3 million at August 31, 2010 and 2009, respectively.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the plan obligations and assets, and the recorded liability at August 31, 2010 and 2009 are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
		(In thousands)

Benefit obligation at beginning of year	$(86,004)	$(78,222)	$(14,344)	$(13,161)
Service cost	(2,159)	(1,742)	(30)	(42)
Interest cost	(4,505)	(4,429)	(765)	(847)
Participant contributions	(215)	(202)	—	—
Actuarial gain (loss)	(23,876)	(7,836)	(2,882)	(1,849)
Benefits paid	3,454	3,044	823	1,042
Settlement gain	517	—	—	—
Business combinations	(10,032)	—	—	—
Curtailment gain	—	249	—	513
Plan amendments	—	—	144	—
Translation adjustment	10,303	3,134	—	—

Benefit obligation at end of year	$(112,517)	$(86,004)	$(17,054)	$(14,344)

Fair value of plan assets at beginning of year	$13,317	$14,109	$—	$—
Actual return on assets	2,751	166	—	—
Employer contributions	3,197	3,252	823	1,042
Participant contributions	215	202	—	—
Business combinations	7,402	—	—	—
Benefits paid	(3,454)	(3,044)	(823)	(1,042)
Translation adjustment	(1,169)	(1,368)	—	—

Fair value of plan assets at end of year	$22,259	$13,317	$—	$—

Underfunded	$(90,258)	$(72,687)	$(17,054)	$(14,344)
Unamortized:
Net actuarial (gain) loss	31,942	13,003	4,270	1,388
Net prior year service cost (credit)	396	756	(4,186)	(4,598)

Net amount recognized	$(57,920)	$(58,928)	$(16,970)	$(17,554)

Amounts included in the consolidated balance sheets consist of:
Deferred tax asset	$8,754	$4,034	$—	$—
Accrued payrolls, taxes and related benefits	(3,386)	(2,858)	(935)	(880)
Long-term liabilities	(86,872)	(69,888)	(16,119)	(13,464)
Accumulated other comprehensive income (loss)	23,584	9,784	84	(3,210)

	$(57,920)	$(58,928)	$(16,970)	$(17,554)

Amounts recognized in Accumulated Other Comprehensive Income, net of tax, as of August 31, 2010 and 2009 include:

	2010	2009
	(In thousands)

Prior service credit	$3,790	$3,842
Actuarial loss	(36,212)	(14,450)

Gross amount	(32,422)	(10,608)
Less income tax effect	8,754	4,034

Net amount	$(23,668)	$(6,574)

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(In thousands)

Service cost	$2,159	$1,742	$2,492	$30	$42	$385
Interest cost	4,505	4,429	4,640	765	847	1,077
Expected return on plan assets	(984)	(957)	(1,250)	—	—	—
Amortization of transition obligation	—	39	42	—	—	—
Amortization of prior service cost	48	48	279	(557)	(654)	(647)
Recognized gains due to plan settlements	(28)	—	—	—	—	—
Recognized (gains) losses due to plan curtailments	267	(188)	(114)	—	(2,609)	(3,895)
Recognized net actuarial loss	338	250	189	—	—	—

	$6,305	$5,363	$6,278	$238	$(2,374)	$(3,080)

During the fourth quarter of fiscal 2010, the Company recorded a curtailment loss of $0.3 million as a result of a significant reduction in the expected years of future service, primarily due to the European restructuring plan which included the elimination of certain positions in the Company’s Crumlin, South Wales subsidiary.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information regarding the Company’s pension and other postretirement benefit plan is as follows:

	2010	2009
	(In thousands)

Pension Plans:
All plans:
Accumulated benefit obligation	$100,823	$77,536
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$112,236	$85,926
Accumulated benefit obligation	$100,567	$77,462
Fair value of plan assets	$21,846	$13,181
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$281	$78
Accumulated benefit obligation	$256	$74
Fair value of plan assets	$413	$136
Other Postretirement Benefit Plans:
All plans:
Accumulated benefit obligation	$17,053	$14,344
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$17,053	$14,344
Accumulated benefit obligation	$17,053	$14,344
Fair value of plan assets	$—	$—

The under funded position is primarily related to the Company’s German and United Kingdom pension plans. In Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31:	2010	2009	2008

Discount rate on pension plans	4.0%	5.4%	6.3%
Discount rate on postretirement obligation	4.50%	5.50%	7.00%
Rate of compensation increase	2.4%	2.5%	2.7%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions as of August 31:	2010	2009	2008

Discount rate on pension plans	5.4%	6.3%	5.5%
Discount rate on postretirement obligation	5.50%	7.00%	6.25%
Return on pension plan assets	7.0%	7.7%	7.8%
Rate of compensation increase	2.5%	2.7%	2.5%
Projected health care cost trend rate	8.0%	8.5%	9.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2016	2016	2015

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

For fiscal 2011, the Company, in consultation with its actuaries, has selected a weighted average discount rate of 4.0%, expected long-term return on plan assets of 5.8% and rate of compensation increase of 2.4% for its defined benefit pension plans. For its postretirement benefit plan, the Company has selected a discount rate of 4.5% for fiscal 2011.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at August 31, 2010:

	One-Percentage —	One-Percentage —
	Point Increase	Point Decrease
	(In thousands)

Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$84	$(73)
Effect on accumulated postretirement benefit obligation	$1,867	$(1,604)

The Company’s pension plan weighted-average asset allocation at August 31, 2010 and 2009, and target allocation, by asset category are as follows:

	Plan Assets at		Target
	August 31,		Allocation
Asset Category	2010	2009	2010	2009

Equity secuities	42.2%	66.8%	40.0%	70.0%
Debt securities	12.7%	17.8%	15.0%	15.0%
Fixed insurance contracts	37.6%	14.1%	35.0%	10.0%
Cash	7.5%	1.3%	10.0%	5.0%

Total	100.0%	100.0%	100.0%	100.0%

The Company’s principal objective is to ensure that sufficient funds are available to provide benefits as and when required under the terms of the plans. The Company utilizes investments that provide benefits and maximizes the long-term investment performance of the plans without taking on undue risk while complying with various legal funding requirements. The Company, through its investment advisors, has developed detailed asset and liability models to aid in implementing optimal asset allocation strategies. The Equity securities are invested in equity indexed funds, which minimizes concentration risk while offering market returns. The debt securities are invested in a long-term bond indexed fund which provides a stable low risk return. The fixed insurance contracts allow the Company to closely match a portion of the liability to the expected payout of benefit with little risk. The Company, in consultation with its actuaries, analyzes current market trends, the current plan performance and expected market performance of both the equity and bond markets to arrive at the expected return on each asset category over the long term. The Company’s plan assets which are invested in equity and debt securities are valued utilizing Level 1 inputs while plan assets invested in fixed insurance contracts are valued utilizing Level 3 inputs which are unobservable and reflect the Company’s own assumptions. The Company believes there is not a significant concentration of risk within its plan assets.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets classified as Level 1 at August 31, 2010, all of which are for Non-U.S. plans, are as follows:

Fair Value
Measurements
at August 31, 2010
(In thousands)

Equity securities	$9,392
Debt securities	2,820
Cash	1,669

$13,881

The change in fair value of the Company’s pension plan assets classified as Level 3 for the year ended August 31, 2010, all of which are for Non-U.S. plans, is as follows:

Fixed
Insurance
Contracts
(In thousands)

Balance as of September 1, 2009	$80
Realized gains	1,497
Purchases, sales, issuances, and settlements net	57
Business acquisitions	7,056
Foreign currency translation	(312)

Balance as of August 31, 2010	$8,378

The Company expects to contribute approximately $4.0 million for its pension obligations and approximately $0.9 million to its other postretirement plan in 2011. The benefit payments, which reflect expected future service, offset by the expected Medicare Prescription Drug subsidies, are as follows:

		Other Postretirement Benefits
	Pension	Gross	Medicare	Net
	Benefits	Benefits	Reimbursement	Benefits
	(In thousands)

2011	$3,488	$1,042	$107	$935
2012	3,117	1,121	112	1,009
2013	3,303	1,157	122	1,035
2014	3,639	1,203	129	1,074
2015	3,984	1,238	135	1,103
Years 2016 — 2020	22,009	6,375	729	5,646

The Company has agreements with two individuals that upon retirement, death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two individuals or their beneficiaries for a ten-year period and are 100% vested. The liability required for these agreements is included in other long-term liabilities as of August 31, 2010 and 2009. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was approximately $1.9 million, $1.9 million and $3.3 million in 2010, 2009 and 2008, respectively.

NOTE 9 —	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended August 31, 2010, 2009 and 2008 was as follows:

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Comprehensive income (loss):
Net income (loss)	$44,121	$(2,427)	$18,921
Foreign currency translation gain (loss)	(27,898)	(30,824)	20,715
Unrecognized losses and prior service costs (credits), net	(17,094)	(10,365)	9,096

Total comprehensive income (loss)	(871)	(43,616)	48,732
Comprehensive (income) loss attributable to noncontrolling interests	(221)	(349)	(872)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$(1,092)	$(43,965)	$47,860

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

		Unrecognized	Total
		Losses and	Accumulated
	Foreign	Prior Service	Other
	Currency	Costs	Comprehensive
	Translation Gain (Loss)	(Credits), Net	Income (Loss)
		(In thousands)

Balance as of August 31, 2007	$55,397	$(5,305)	$50,092
Current period change	20,715	9,096	29,811

Balance as of August 31, 2008	76,112	3,791	79,903
Current period change	(30,824)	(10,365)	(41,189)

Balance as of August 31, 2009	45,288	(6,574)	38,714
Current period change	(27,898)	(17,094)	(44,992)

Balance as of August 31, 2010	$17,390	$(23,668)	$(6,278)

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The decrease in this component of accumulated other comprehensive income (loss) in 2010 was primarily due to the decline in the value of the Euro and other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

Accumulated other comprehensive income (loss) adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate. The decrease in this component of accumulated other comprehensive income (loss) in 2010 was primarily

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to an increase in unrecognized losses from a decrease in the discount rates used when measuring the Company’s pension and other postretirement benefit plan liabilities.

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new common shares upon stock option exercise and other equity grants. On August 31, 2010, there were approximately 1.0 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

A summary of stock options is as follows:

	Outstanding	Weighted-
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding at August 31, 2009	492,455	$19.25
Granted	—	$—
Exercised	(214,027)	$18.74
Forfeited and expired	(13,166)	$17.08

Outstanding at August 31, 2010	265,262	$19.77

Exercisable at August 31, 2010	265,262	$19.77

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the year ended August 31, 2010 was approximately $1.4 million. The total intrinsic value of stock options exercised during the year ended August 31, 2009 was insignificant due to the small number of options exercised. The intrinsic value for stock options exercisable at August 31, 2010 was $0.1 million with a remaining term for options exercisable of 4.1 years. For stock options outstanding at August 31, 2010, exercise prices range from $11.62 to $24.69. The weighted average remaining contractual life for options outstanding at August 31, 2010 was 4.1 years. All 265,262 outstanding and exercisable stock options are fully vested as of August 31, 2010. The Company did not grant stock options in fiscal years 2010, 2009 or 2008.

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

	Outstanding	Weighted-Average
	Restricted	Fair Market Value
	Stock Awards	(per Share)

Outstanding at August 31, 2009	180,429	$19.48
Granted	83,176	$21.72
Vested	(109,672)	$20.36
Forfeited	(84)	$20.44

Outstanding at August 31, 2010	153,849	$20.05

During the year ended August 31, 2010, the Company granted 83,176 time-based restricted shares with a weighted-average grant date fair value of $21.72. Restrictions on these shares underlying the restricted stock awards will lapse ratably over a three-year period and were valued at the fair market value on the date of grant. The weighted-average grant date fair value of restricted stock awards granted during the years ended August 31, 2009 and 2008 were $16.62 and $20.66, respectively.

The Company also grants awards with market and performance vesting conditions. In the table below, the Company summarizes all awards which include market-based and performance-based restricted stock awards and performance shares.

	Outstanding	Weighted-Average
	Performance-Based	Fair Market Value
	Awards	(per Share)

Outstanding at August 31, 2009	516,681	$12.72
Granted	272,568	$18.22
Vested	(83,720)	$20.55
Forfeited	(375)	$13.13

Outstanding at August 31, 2010	705,154	$13.91

The Company granted 272,568 and 252,275 performance shares during the years ended August 31, 2010 and 2009, respectively. Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2010 are 383,728 performance shares which earn dividends throughout the vesting period and approximately 321,426 performance shares which do not earn dividends. Performance-based restricted stock awards from the fiscal 2007 grant totaling 83,720 which had vesting terms based on both service and market performance criteria vested in April 2010. At the vesting date, these performance-based restricted stock awards did not meet certain market conditions targets which would have required approximately 41,860 additional shares to be issued.

The performance-based awards in the table above include 568,870 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 136,284 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant. In fiscal 2010, the Company granted 272,568 performance shares with a weighted-average grant date fair value of $18.22. The

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average grant date fair value of the Performance Shares with market conditions granted in January 2009 was $9.66 per share and $9.36 for those granted in June 2009. The fiscal 2008 performance-based award grants had a weighted-average grant date fair value of $13.23.

The fair values of the performance shares granted during fiscal 2010, fiscal 2009 and fiscal 2008 were estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted-Average Assumptions	Fiscal 2010	Fiscal 2009	Fiscal 2008

Dividend yield	2.68%	3.60%	2.84%
Expected volatility	46.00%	36.00%	30.00%
Risk-free interest rate	1.54%	1.09%	1.97%
Correlation	59.00%	52.00%	32.00%

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

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements at August 31, 2010 was approximately $7.4 million. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

As of August 31, 2010, the Company had 25,000 stock-settled restricted stock units outstanding which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61 per award. There were no grants of stock-settled restricted stock units during the year ended August 31, 2010. During the year ended August 31, 2009, the Company granted 27,500 stock-settled restricted stock units which were fully vested as of the grant date.

The Company had approximately 174,000 and 242,000 cash-settled restricted stock units outstanding with various vesting periods and criteria at August 31, 2010 and 2009, respectively. The Company granted approximately 60,000 cash-settled restricted stock units during both the years ended August 31, 2010 and 2009. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units. As a result of these mark-to-market and performance related adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of operations.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had approximately $3.9 million cash-based awards, which are treated as liability awards, outstanding as of August 31, 2010. These awards were granted to foreign employees. Such awards include approximately $0.7 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

The Company made cash payments of $2.5 million, $1.8 million and $0.3 million for cash-settled restricted stock units and cash-based awards during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

During fiscal 2010, the Company granted non-employee directors approximately 40,000 shares of unrestricted common stock. The Company recorded compensation expense for these grants of approximately $0.9 million for the year ended August 31, 2010.

In fiscal 2010, the Company’s board of directors and stockholders approved adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2010. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2010	2009	2008
	(In millions)

Restricted stock awards and performance-based awards	$4.1	$2.9	$4.2
Cash-settled restricted stock units	0.6	1.0	2.8
Cash-based awards	—	0.5	—
Stock options	—	—	0.8

Total stock-based compensation	$4.7	$4.4	$7.8

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2010	2009	2008

Weighted-average shares outstanding:
Basic	27,746,220	25,790,421	26,794,923
Incremental shares from stock options	38,913	9,219	77,689
Incremental shares from restricted stock	191,210	269,991	225,284

Diluted	27,976,343	26,069,631	27,097,896

For fiscal years 2010, 2009, and 2008, there were approximately 60,000, 480,000 and 63,000, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The Board of Directors approved 1,000,000 shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions as determined by the Board of Directors. As of August 31, 2010, no shares of special stock are outstanding.

NOTE 12 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $7.4 million in 2010, $6.2 million in 2009 and $7.7 million in 2008. The approximate future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes and insurance are as follows:

Minimum Rental
Year Ended August 31,	Commitments
(In millions)

2011	$5.6
2012	3.6
2013	3.1
2014	2.0
2015	2.0
2016 and thereafter	3.5

$19.8

NOTE 13 — SEGMENT INFORMATION

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.

As a result of the April 30, 2010 acquisition of ICO, the Company updated its reportable segments to reflect the Company’s current reporting structure. The Company now has six reportable segments based on the regions in which they operate and the products and services they provide. The six reportable segments are Europe, Middle East and Africa (“EMEA”), North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Asia Pacific

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“APAC”) and Bayshore. The following table describes the components of the Company’s pre- and post-merger and ICO’s former reportable segments which make up the current reportable segments:

Current A. Schulman, Inc.	Former A. Schulman, Inc.	Former ICO, Inc.

EMEA	Europe	ICO Europe
North America Masterbatch	North America Masterbatch	ICO Brazil
North America Engineered Plastics	North America Engineered Plastics	—
North America Rotomolding	North America Distribution Services	ICO Polymers North America
APAC	Asia	ICO Asia Pacific
Bayshore	—	Bayshore Industrial

Globally, the Company operates primarily in four lines of business: (1) masterbatch, (2) engineered plastics, (3) rotomolding and (4) distribution. In North America, there is a general manager of each of these lines of business, each of whom reports directly to the Company’s CEO. The Company’s EMEA and APAC segments have managers of each line of business, who report to a general manager who reports to the CEO. Currently, the Company’s CEO does not directly manage the business line level when reviewing performance and allocating resources for the EMEA and APAC segments.

During fiscal 2010, the Company completed the closure of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information.

Below the Company presents net sales to unaffiliated customers by segment.

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

EMEA	$1,142,523	$935,895	$1,454,635
NAMB	132,276	108,474	136,124
NAEP	127,061	121,701	211,259
NARM	77,550	67,920	131,811
APAC	84,909	45,258	49,766
Bayshore	26,124	—	—

Total net sales to unaffiliated customers	$1,590,443	$1,279,248	$1,983,595

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below the Company presents gross profit by segment.

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

EMEA	$177,010	$141,137	$194,383
NAMB	17,204	8,279	12,231
NAEP	15,272	8,849	13,846
NARM	11,267	6,670	10,013
APAC	11,656	6,372	5,530
Bayshore	4,470	—	—

Total segment gross profit	236,879	171,307	236,003
Asset write-downs	(69)	(1,270)	—
Restructuring related	—	—	(1,473)
Inventory step-up	(3,942)	—	—

Total gross profit	$232,868	$170,037	$234,530

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Certain portions of the Company’s North American operations are not managed separately and are included in All Other North America. The Company includes in All Other North America any administrative costs that are not directly related or allocated to a North America business unit such as North American information technology, human resources, accounting and purchasing. The North American administrative costs are directly related to the four North American segments. Operating income before certain items does not include corporate expenses, interest income or expense, other income or expense, foreign currency transaction gains or losses and other certain items such as restructuring related expenses, asset write-downs, costs related to business acquisitions, inventory step-up, CEO transition costs, termination of a lease for an airplane and an insurance claim settlement adjustment. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of operating income before certain items by segment to consolidated income from continuing operations before taxes.

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Segment operating income (loss)
EMEA	$69,393	$50,169	$96,579
NAMB	11,232	2,809	5,507
NAEP	5,202	(4,641)	(6,587)
NARM	5,260	3,082	5,288
APAC	2,981	2,807	2,101
Bayshore	1,990	—	—
All other North America	(11,648)	(11,265)	(15,061)

Total segment operating income	84,410	42,961	87,827
Corporate and other	(20,538)	(18,438)	(16,663)
Interest expense, net	(3,665)	(2,437)	(5,476)
Foreign currency transaction gains (losses)	(874)	5,645	(1,133)
Other income (expense)	2,469	1,826	413
Asset write-downs	(5,737)	(3,878)	(6,363)
Costs related to acquisitions	(6,814)	—	—
Restructuring related	(5,368)	(7,219)	(4,531)
Inventory step-up	(3,942)	—	—
CEO transition costs	—	—	(3,582)
Termination of lease for an airplane	—	—	(640)
Insurance claim settlement adjustment	—	—	(368)

Income from continuing operations before taxes	$39,941	$18,460	$49,484

The following table summarizes identifiable assets by segment.

	As of August 31,
	2010	2009	2008
	(In thousands)

Identifiable assets
EMEA	$616,592	$570,392	$591,755
NAMB	82,221	73,022	87,398
NAEP	64,862	52,471	78,650
NARM	87,628	11,797	34,773
APAC	85,513	34,099	37,197
Bayshore	89,904	—	—
All other North America	44,605	55,708	60,648

Total identifiable assets	$1,071,325	$797,489	$890,421

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize depreciation and amortization and capital expenditures by segment.

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Depreciation and amortization expense
EMEA	$13,896	$13,395	$16,111
NAMB	3,593	2,834	3,236
NAEP	4,290	5,318	4,498
NARM	1,423	124	243
APAC	2,409	1,567	1,589
Bayshore	1,450	—	—
All other North America	388	301	418

Total depreciation and amortization expense from continuing operations	$27,449	$23,539	$26,095

Capital expenditures
EMEA	$10,927	$7,197	$8,652
NAMB	4,802	10,888	5,798
NAEP	604	5,400	2,194
NARM	1,412	97	82
APAC	925	831	369
Bayshore	244	—	—
All other North America	63	242	188

Total capital expenditures from continuing operations	$18,977	$24,655	$17,283

Below is a summary of net sales by point of origin and assets by location:

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Net Sales:
United States	$231,890	$192,541	$334,266
Germany	496,073	408,168	675,778
Other International	862,480	678,539	973,551

	$1,590,443	$1,279,248	$1,983,595

	As of August 31,
	2010	2009	2008
	(In thousands)

Long Lived Assets:
United States	$89,345	$60,050	$67,086
Germany	24,876	26,359	29,548
Other International	124,742	83,031	95,114

	$238,963	$169,440	$191,748

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of the Company’s sales for the years ended August 31, 2010, 2009 and 2008 can be classified into four primary product families. The amount and percentage of consolidated sales for these product families are as follows:

	2010		2009		2008
	(In thousands, except for %’s)

Masterbatch	$676,977	43%	$574,641	45%	$735,738	37%
Engineered Plastics	460,141	29	382,709	30	615,672	31
Rotomolding	129,122	8	30,312	2	55,572	3
Distribution	324,203	20	291,586	23	576,613	29

	$1,590,443	100%	$1,279,248	100%	$1,983,595	100%

NOTE 14 — RESTRUCTURING

ASI UNITED KINGDOM PLAN

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded approximately $0.4 million in pretax restructuring costs for employee-related costs. The Company anticipates approximately $0.2 million in accelerated depreciation to be recorded over the next few quarters.

ICO NEW ZEALAND PLAN

In March 2010, ICO management decided to close its operations at its plant in New Zealand. Production ceased as of March 31, 2010, which involved a reduction in workforce of 15. Since May 1, 2010, the Company recorded approximately $0.3 million related to a lease termination fee and other restructuring charges related to the New Zealand restructuring plan. All costs incurred were settled during the fiscal year and no accrual remains for this plan as of August 31, 2010. The closure of the New Zealand operations was completed during the fourth quarter of fiscal 2010; therefore, the Company does not expect to incur any further charges.

ICO MERGER PLAN

In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. On August 31, 2010, the Company announced the exit of two senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $1.7 million primarily in pretax employee-related costs during fiscal 2010 related to the integration of the ICO merger. The Company has approximately $0.5 million remaining accrued for the ICO merger plan as of August 31, 2010, to be paid over the first three quarters of fiscal 2011. The Company expects minimal remaining charges to be incurred into late fiscal 2011.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NAMB FISCAL 2010 PLAN

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which is a plant in the NAMB segment. The Company recorded pretax restructuring expenses of $1.3 million during fiscal 2010 primarily for employee-related costs associated with the closure. As of August 31, 2010, approximately $0.6 million remains accrued which the Company expects to pay during the first quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010. The Company expects additional charges of less than $0.3 million related to this initiative, before income tax, to be recognized primarily during early fiscal 2011 as it completes the shutdown procedures.

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

The Company recorded approximately $0.6 million for employee-related costs and $0.6 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during fiscal 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded during fiscal 2010. Nearly all restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA segment; however, minimal charges were also recorded related to the NAEP segment.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The costs associated with the fiscal 2009 initiatives were primarily recorded in fiscal 2009; therefore, the following table was included to summarize the fiscal 2009 charges by segment for these initiatives:

		Contract	Accelerated
		Termination and	Depreciation
	Employee-	Other Related	Included in
Fiscal 2009 charges	Related Costs	Restructuring Costs	Cost of Sales	Total
	(In millions)

EMEA	$3.3	$0.7	$0.1	$4.1
NAMB	0.1	—	—	0.1
NAEP	2.4	1.7	1.2	5.3
All other North America	0.1	—	—	0.1

Total restructuring related charges for the fiscal 2009 actions	$5.9	$2.4	$1.3	$9.6

As of August 31, 2010, approximately $0.3 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the majority of the remaining accrued balance for restructuring charges will be paid during the first half of fiscal 2011.

The Company charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.

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

The Company recorded approximately $0.2 million of employee-related charges related to the fiscal 2008 initiatives during fiscal 2010. Approximately $0.4 million remains accrued for employee-related costs as of August 31, 2010 related to the fiscal 2008 initiatives. The Company recorded approximately $0.2 million for employee-related costs and $0.1 million for contract termination and other restructuring costs during fiscal 2009. During the year ended August 31, 2008, the Company recorded approximately $6.4 million in employee-related costs, which include estimated severance payments and medical insurance for approximately 135 employees, whose positions were eliminated at the Orange, Texas and St. Thomas, Ontario, Canada facilities.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liabilities as of August 31, 2010 related to the Company’s restructuring plans.

	Accrual			Accrual				Accrual
	Balance			Balance				Balance
	August 31,	Fiscal 2009	Fiscal 2009	August 31,	Acquired	Fiscal 2010	Fiscal 2010	August 31,
	2008	Charges	Paid	2009	ICO Accrual	Charges	Paid	2010
	(In thousands)

Employee-related costs	$2,857	$6,012	$(4,421)	$4,448	$2,060	$4,024	$(6,168)	$4,364
Other costs	—	2,653	(2,263)	390	—	1,030	(3,506)	(2,086)
Translation effect	(22)	—	—	42	—	—	—	(47)

Restructuring charges	$2,835	$8,665	$(6,684)	$4,880	$2,060	$5,054	$(9,674)	$2,231

NOTE 15 — ASSET IMPAIRMENTS

The Company recorded approximately $5.7 million, $2.6 million and $5.4 million in asset impairments during the years ended August 31, 2010, 2009 and 2008, respectively, excluding impairments recorded in discontinued operations.

In fiscal 2010, a long-lived asset held for sale was written down to its estimated fair value of $1.1 million resulting in an asset impairment charge of $0.3 million. The asset’s estimated fair value was determined as the estimated sales value of the asset less associated costs to sell the asset and was determined based on Level 3 inputs obtained from a third-party purchase offer.

During fiscal 2010, the Company recorded approximately $5.4 million of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell and was determined using Level 3 inputs based on information provided by a third-party real estate valuation source. The fair value of the machinery and equipment, which will be sold or disposed of after the Company ceases production, was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.

The Company’s asset impairments of $2.6 million in fiscal 2009 continuing operations were primarily related to properties which were considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The asset impairments in fiscal 2009 were based on third party appraisals. The Company also recorded $10.3 million of asset impairments included in discontinued operations in fiscal 2009 for certain Invision assets.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of August 31, 2010, the Company’s Findlay, Ohio and Sharon Center, Ohio facilities and certain equipment are considered held for sale. The net book value of these assets held for sale after impairment is approximately $5.5 million which is included in the property, plant and equipment line item in the Company’s consolidated balance sheet as of August 31, 2010 due to the immaterial amount. Of the assets held for sale, only Invision is included in discontinued operations on the Company’s consolidated statements of operations.

NOTE 16 — DISCONTINUED OPERATIONS

During fiscal 2010, the Company completed the closure of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of this segment as discontinued operations for all of the periods presented. The remaining assets of Invision, including a facility in Findlay, Ohio, which was a dedicated building for the Invision business, and machinery and equipment at the Sharon Center, Ohio facility are considered held for sale as of August 31, 2010. These assets are included in the Company’s balance sheet in property, plant and equipment. The loss from discontinued operations for the year ended August 31, 2010 includes a loss on disposal of assets of approximately $0.6 million. Included in the results of discontinued operations for the year ended August 31, 2009 was approximately $10.3 million of asset impairments for the Findlay, Ohio facility and certain assets at the Sharon Center, Ohio facility. The asset impairments were based on the estimated fair market value of the long-lived assets which was determined through third party appraisals. In addition, the Company recorded less than $0.1 million of cash charges related to employee termination costs. The results for the year ended August 31, 2008 include an impairment of $6.3 million related to the Findlay, Ohio facility. The Findlay, Ohio facility impairment was based on the estimated fair market value of the property which was determined using independent third party appraisals. The Company expects minimal charges related to the disposal of remaining assets in fiscal 2011.

The following summarizes the results for discontinued operations for the years ended August 31, 2010, 2009 and 2008. The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	2010	2009	2008
	(In thousands)

Net sales	$24	$217	$416

Loss from operations	$(1)	$(3,619)	$(6,376)
Asset impairment	—	(10,317)	(6,300)
Restructuring expense	—	(20)	—
Other income (loss)	(238)	—	57

Loss from discontinued operations	$(239)	$(13,956)	$(12,619)

NOTE 17 — RESEARCH AND DEVELOPMENT

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. The Company has a team of individuals with varied backgrounds to lead a “New Product Engine” initiative to put an aggressive global focus on the Company’s research and development activities. The Company conducts these activities at its various technical centers and laboratories. Research and development expenditures were approximately

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million, $3.6 million and $5.9 million in fiscal years 2010, 2009 and 2008, respectively. These activities are primarily related to support the Company’s engineered plastics, masterbatch and rotomolding applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 18 — CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 19 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2009(b)	2010(c)	2010(d)	2010(e)	2010(a)
	(In thousands, except per share data)

Net sales	$362,861	$331,023	$420,335	$476,224	$1,590,443

Gross profit	$63,158	$51,337	$58,885	$59,488	$232,868

Income (loss) from continuing operations	$17,138	$(6,819)	$25,925	$8,116	$44,360
Income (loss) from discontinued operations, net of tax of $0	(3)	12	(23)	(225)	(239)

Net income (loss)	17,135	(6,807)	25,902	7,891	44,121
Noncontrolling interests	(102)	32	(141)	(10)	(221)

Net income (loss) attributable to A. Schulman, Inc.	$17,033	$(6,775)	$25,761	$7,881	$43,900

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income (loss) from continuing operations	$0.66	$(0.26)	$0.92	$0.26	$1.59
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) attributable to common stockholders	$0.66	$(0.26)	$0.92	$0.25	$1.58

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income (loss) from continuing operations	$0.65	$(0.26)	$0.91	$0.26	$1.58
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) attributable to common stockholders	$0.65	$(0.26)	$0.91	$0.25	$1.57

(a)	Due to the anti-dilutive impact of potentially dilutive shares in periods which the Company recorded a net loss and an increase in the share count as a result of shares issued in consideration for a business combination, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

(b)	Net income for the quarter ended November 30, 2009 included costs of $2.3 million related to business acquisitions.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Net loss for the quarter ended February 28, 2010 included a $2.3 million charge related to a tax valuation allowance, costs of $1.4 million related to business acquisitions, $1.1 million of restructuring related charges and $5.2 million of asset write-downs.

(d)	Net income for the quarter ended May 31, 2010 included a $16.7 million tax benefit directly related to the ICO acquisition, $1.9 million of additional costs related to the step-up of inventory acquired from ICO, costs of $1.6 million related to business acquisitions and $0.8 million of restructuring related charges.

(e)	Net income for the quarter ended August 31, 2010 included a net unfavorable impact for certain items of $3.3 million including a $2.2 million tax benefit directly related to the ICO acquisition, $1.8 million of restructuring related charges, costs of $1.5 million related to business acquisitions, $1.0 million of additional costs related to the step-up of inventory acquired from ICO and a $1.2 million charge related to a tax valuation allowance, of which $0.8 million was recorded in the fourth quarter of fiscal 2010 but relates to the second quarter of fiscal 2010.

	Quarter Ended				Year Ended
	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Aug. 31,
	2008(g)	2009(h)	2009(i)	2009(j)	2009(f)
	(In thousands, except per share data)

Net sales	$388,317	$272,648	$297,644	$320,639	$1,279,248

Gross profit	$42,001	$29,273	$46,533	$52,230	$170,037

Income (loss) from continuing operations	$9,397	$(9,843)	$8,563	$3,412	$11,529
Loss from discontinued operations,
net of tax of $0	(1,067)	(980)	(823)	(11,086)	(13,956)

Net income (loss)	8,330	(10,823)	7,740	(7,674)	(2,427)
Noncontrolling interests	(158)	308	(291)	(208)	(349)

Net income (loss) attributable to A. Schulman, Inc.	$8,172	$(10,515)	$7,449	$(7,882)	$(2,776)

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income (loss) from continuing operations	$0.36	$(0.37)	$0.32	$0.12	$0.43
Loss from discontinued operations	(0.04)	(0.04)	(0.03)	(0.43)	(0.54)

Net income (loss) attributable to common stockholders	$0.32	$(0.41)	$0.29	$(0.31)	$(0.11)

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income (loss) from continuing operations	$0.35	$(0.37)	$0.32	$0.12	$0.43
Loss from discontinued operations	(0.04)	(0.04)	(0.03)	(0.42)	(0.54)

Net income (loss) attributable to common stockholders	$0.31	$(0.41)	$0.29	$(0.30)	$(0.11)

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Due to the anti-dilutive impact of potentially dilutive shares in periods which the Company recorded a net loss, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

(g)	Net income for the quarter ended November 30, 2008 included costs of $0.3 million related to the European restructuring and a charge of $0.1 million related to the North America restructuring.

(h)	Net loss for the quarter ended February 28, 2009 included a curtailment gain of $2.6 million due to a reduction in future working years from the announced U.S. workforce reduction, charges of $1.1 million related to the European restructuring, $2.9 million and $0.5 million related to the North America restructuring and accelerated depreciation, respectively, and charges of $1.9 million for impairment related to the facilities in Orange, Texas and St. Thomas, Ontario, Canada.

(i)	Net income for the quarter ended May 31, 2009 included costs of $0.6 million related to the European restructuring, $0.1 million and $0.7 million related to the North America restructuring and accelerated depreciation, respectively, and a charge of $0.2 million for impairment related to the facility in St. Thomas, Ontario, Canada.

(j)	Net loss for the quarter ended August 31, 2009 included charges of $10.4 million for impairment related to assets in Sharon Center, Ohio, Findlay, Ohio and Europe ($10.3 million of which is included in discontinued operations), costs of $0.8 million related to the European restructuring, costs of $1.2 million related to the North America restructuring and charges of $0.9 million of other employee termination costs in Europe.

NOTE 20 — SUBSEQUENT EVENT

On October 15, 2010, the Company entered into an agreement to purchase 100% of the capital stock of Mash Indústria e Comércio de Compostos Plásticos, Ltda. (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil. Mash participates in various market segments including film and packaging, automotive and appliances. Combined with the Company’s core competencies in both masterbatch and engineered plastics compounding, Mash will contribute specialized additives and plastic materials to meet growing demand in the South American region. The transaction is expected to close on November 3, 2010 pending customary closing procedures. Under the terms of the agreement, the Company agreed to purchase Mash for a total amount of 27.6 million Brazilian reais, or approximately $16.6 million, of which 24.8 million Brazilian reais, or approximately $14.6 million will be due at closing on November 3, 2010. The remainder of the purchase price will be payable on or about November 3, 2013, in accordance with an escrow arrangement which subjects payment to volume earn-out and contingent liability provisions.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2010.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of ICO, Inc and its subsidiaries and McCann Color, Inc., both which were acquired during fiscal year 2010. SEC guidelines permit companies to omit an acquired business’s internal controls over financial reporting from its management’s assessment during the first year of the acquisition.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item in respect of directors is set forth in the Company’s proxy statement for its 2010 Annual Meeting (the “Proxy Statement”) under the captions “PROPOSAL ONE — ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item in respect of executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Corporation” and in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item in respect to the Corporation’s Code of Conduct is set forth in the Proxy Statement under the caption “CORPORATE GOVERNANCE — Code of Conduct.” The information required in response to this Item in respect to changes to the procedures by which security holders may recommend nominees to the Board of Directors is set forth under the caption “CORPORATE GOVERNANCE — Board Committees — Director Nominations” in the Proxy Statement. The information required in response to this Item in respect to the Audit Committee and the Audit Committee financial expert is set under the caption “Corporate Governance — Board Committees — Audit Committee” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item in is set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION TABLES”, “COMPENSATION COMMITTEE REPORT” and “CORPORATE GOVERNANCE — Board Committees — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item in respect to the beneficial ownership of securities is set forth under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” in the Proxy Statement. Information in response to this Item in respect to securities authorized for issuance under equity compensation plans is set forth under the caption “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item in respect to certain relationships and related transactions is set forth in the Proxy Statement under the caption “CORPORATE GOVERNANCE — Certain Relationships and Related Transactions”. Information in response to this Item in respect to director independence is set forth in the Proxy Statement under the caption “Corporate Governance — Director Independence”. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this Item is included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Proxy Statement. The referenced information appearing in the indicated captions in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are as follows:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

2	Agreement and Plan of Merger, dated as of December 2, 2009, by and between the Company, ICO, Inc. and ICO-Schuman, LLC fka Wildcat Spider, LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009).
3.1	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).
3.2	Amended and Restated By-laws of A. Schulman (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2009).
10.1*	A. Schulman 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Exhibit 28 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992).
10.2*	Amendment to the A. Schulman 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).
10.3*	Second Amendment to the A. Schulman 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998).
10.4*	Third Amendment to the A. Schulman 1992 Non-Employee Directors Stock Option Plan (incorporated by reference from Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999 (Registration No. 333-93093)).
10.5*	Fourth Amendment to the A. Schulman 1992 Non-Employee Directors Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).
10.6*	A. Schulman 2002 Equity Incentive Plan (incorporated by reference from Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003 (Registration No. 333-102718)).
10.7	ISDA (International Swap Dealers Association, Inc.) Master Agreement by and between the Company and KeyBank National Association, dated January 13, 2004 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).
10.8	Agreement by and among the Company, Barington Capital Group, L.P. and others, dated October 21, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2005).

10.9	Credit Agreement by and among the Company, A. Schulman Europe GmbH, A. Schulman Plastics, S.A., and A. Schulman International Services NV, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as European agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the lenders party to the Credit Agreement, dated as of February 28, 2006 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).
10.10	Note Purchase Agreement by and among A. Schulman Europe GmbH, A. Schulman and the Purchasers and Guarantors named therein, dated March 1, 2006, (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).
10.11*	Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2006).
10.12*	A. Schulman 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Performance-Based) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2007).
10.13	Agreement by and among A. Schulman, Barington Capital Group, L.P. and others, dated November 15, 2007 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2007).
10.14*	Employment Agreement between A. Schulman and Joseph M. Gingo, dated December 17, 2007 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2007).
10.15*	A. Schulman 2006 Incentive Plan Form of Restricted Stock Agreement (Employee Time-Based) (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10.16*	A. Schulman 2006 Incentive Plan Form of Performance Share Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).
10.17*	A. Schulman 2006 Incentive Plan Form of Restricted Stock Unit Agreement (Employees in Mexico, Canada and Europe) (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008.)
10.18*	Employment Agreement by and between A. Schulman and Jack B. Taylor, dated May 28, 2003 (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10.19*	Agreement by and between A. Schulman and Bernard Rzepka, dated January 19, 2006 (incorporated by reference from Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10.20*	Change-in-Control Agreement by and between A. Schulman and Gary A. Miller, dated April 21, 2008 (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10.21*	Change-in-Control Agreement by and between A. Schulman and David C. Minc, dated May 19, 2008 (incorporated by reference from Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10.22*	Amendment to the Employment Agreement by and between A. Schulman and Jack B. Taylor, dated August 31, 2008 (incorporated by reference from Exhibit 10 (oo) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008).
10.23	First Amendment to the Agreement by and among A. Schulman, Barington Capital Group, L.P. and others, dated October 10, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2008).
10.24*	A. Schulman’s 2009 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2008).
10.25	Agreement by and among A. Schulman, Ramius LLC and others, dated November 11, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).
10.26*	Advisory Agreement by and between A. Schulman and Dr. Peggy G. Miller, dated November 7, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2008).

10.27*	A. Schulman Second Amended and Restated Directors Deferred Units Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.28*	First Amendment to Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.29*	A. Schulman Amended and Restated Nonqualified Profit Sharing Plan (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.30*	First Amendment to the A. Schulman 2002 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.31*	A. Schulman Amended and Restated 2006 Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.32*	First Amendment to the 2009 Cash Bonus Plan of A. Schulman, Inc. (incorporated by reference from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.33*	Amended and Restated A. Schulman, Inc. Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.34*	First Amendment to Employment Agreement of Joseph M. Gingo, dated December 17, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).
10.35*	Amended and Restated Employment Agreement of Paul F. DeSantis, dated December 17, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).
10.36*	Second Amendment to Employment Agreement of Joseph M. Gingo, dated January 9, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2009).
10.37*	A. Schulman 2006 Incentive Plan Form of Performance Share Award Agreement for Employees (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).
10.38*	A. Schulman 2006 Incentive Plan Form of Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).
10.39*	A. Schulman 2006 Incentive Plan Form of Restricted Stock Unit Award Agreement (Gingo) (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).
10.40*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009).
10.41	Second Amendment to the Agreement by and among A. Schulman, Barington Capital Group, L.P. and others, dated June 1, 2009. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009).
10.42*	Second Amendment to the Employment Agreement by and between A. Schulman and Jack B. Taylor, dated August 31, 2009 (incorporated by reference from Exhibit 10 (vv) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).
10.43*	The Company’s 2010 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2009).
10.44*	Form of 2010 Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)
10.45*	Form of 2010 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.46*	Form of 2010 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)
10.47*	Form of 2010 Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)
10.48*	Form of 2010 Restricted Stock Unit Award Agreement (Gingo) (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)
10.49*	Form of 2010 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)
10.50*	Non-Employee Directors’ Compensation (filed herewith)
11	Statement re Computation of Per Share Earnings.**
18	Letter re Change in Accounting Principles (filed herewith).
21	Subsidiaries of the Company (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

**	Information required to be presented in Exhibit 11 is provided in Note 11 of the Notes to Consolidated Financial Statements under Part II, ITEM 8 of this Form 10-K in accordance with accounting rules related to accounting for earnings per share.

(b)  Exhibits.

See subparagraph (a)(3) above

(c)  Financial Statement Schedules.

See subparagraph (a)(2) above

A. SCHULMAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE F-1

	Balance at	Charges to				Balance at
	Beginning	Cost and	Net	Acquired by	Translation	Close of
	of Period	Expenses	Write-Offs	Purchase	Adjustment	Period
	(In thousands)

Reserve for doubtful accounts
Year ended August 31, 2010	$10,279	$6,647	$(2,848)	$—	$(873)	$13,205
Year ended August 31, 2009	$8,316	$4,821	$(2,604)	$—	$(254)	$10,279
Year ended August 31, 2008	$9,056	$3,116	$(4,181)	$—	$325	$8,316
Inventory reserve
Year ended August 31, 2010	$4,052	$1,411	$(315)	$—	$(388)	$4,760
Year ended August 31, 2009	$7,043	$(2,723)	$(113)	$—	$(155)	$4,052
Year ended August 31, 2008	$8,237	$(760)	$(822)	$—	$388	$7,043
Valuation allowance — deferred tax assets
Year ended August 31, 2010	$74,426	$(22,680)	$—	$939	$—	$52,685
Year ended August 31, 2009	$60,426	$14,000	$—	$—	$—	$74,426
Year ended August 31, 2008	$51,251	$9,175	$—	$—	$—	$60,426

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Paul F. DeSantis
Paul F. DeSantis
Chief Financial Officer, Vice President and
Treasurer of A. Schulman, Inc.

Dated: October 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo Joseph M. Gingo	Director and Principal Executive Officer	October 26, 2010

/s/ Paul F. DeSantis Paul F. DeSantis	Principal Financial Officer and Principal Accounting Officer	October 26, 2010

Eugene R. Allspach*	Director

Gregory T. Barmore*	Director

David G. Birney*	Director

Michael Caporale, Jr.*	Director

Howard R. Curd*	Director

Michael A. McManus, Jr.*	Director

Lee D. Meyer*	Director

James A. Mitarotonda*	Director

Ernest J. Novak, Jr.*	Director

Signature	Title	Date

Dr. Irvin D. Reid*	Director

Stanley W. Silverman*	Director

John B. Yasinsky*	Director

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo
Attorney-in-Fact

October 26, 2010

*	Powers of attorney authorizing Joseph M. Gingo to sign this Annual Report on Form 10-K on behalf of certain Directors of the Company are being filed with the Securities and Exchange Commission herewith.