Form 10-Q
period 2010-11-30
SCHULMAN A INC
filed 2011-01-05
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 31, 2010 — 31,492,062

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended November 30,
	2010	2009
	Unaudited
	(In thousands, except per share data)

Net sales	$495,383	$362,861
Cost of sales	426,382	299,703
Selling, general and administrative expenses	52,905	40,752
Interest expense	1,285	1,054
Interest income	(200)	(253)
Foreign currency transaction (gains) losses	670	103
Other (income) expense	(4)	(1,177)
Restructuring expense	551	429

	481,589	340,611

Income from continuing operations before taxes	13,794	22,250
Provision for U.S. and foreign income taxes	4,418	5,112

Income from continuing operations	9,376	17,138
Loss from discontinued operations, net of tax of $0	—	(3)

Net income	9,376	17,135
Noncontrolling interests	(133)	(102)

Net income attributable to A. Schulman, Inc.	$9,243	$17,033

Weighted-average number of shares outstanding:
Basic	31,333	25,843
Diluted	31,530	26,056

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$0.29	$0.66
Loss from discontinued operations	—	—

Net income attributable to common stockholders	$0.29	$0.66

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$0.29	$0.65
Loss from discontinued operations	—	—

Net income attributable to common stockholders	$0.29	$0.65

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	August 31, 2010
	Unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,030	$122,754
Accounts receivable, less allowance for doubtful accounts of $13,953 at November 30, 2010 and $13,205 at August 31, 2010	307,641	282,953
Inventories, average cost or market, whichever is lower	244,188	209,228
Prepaid expenses and other current assets	30,330	29,128

Total current assets	681,189	644,063

Other assets:
Deferred charges and other assets	33,747	31,873
Goodwill	91,465	84,064
Intangible assets	78,801	72,352

	204,013	188,289

Property, plant and equipment, at cost:
Land and improvements	31,679	30,891
Buildings and leasehold improvements	161,148	158,076
Machinery and equipment	366,509	357,270
Furniture and fixtures	38,218	37,078
Construction in progress	7,348	4,996

	604,902	588,311
Accumulated depreciation and investment grants of $727 at November 30, 2010 and $744 at August 31, 2010	364,398	349,348

Net property, plant and equipment	240,504	238,963

Total assets	$1,125,706	$1,071,315

LIABILITIES AND EQUITY

Current liabilities:
Short-term debt	$86,978	$60,876
Accounts payable	195,732	195,977
U.S. and foreign income taxes payable	7,890	6,615
Accrued payrolls, taxes and related benefits	47,868	46,492
Other accrued liabilities	46,540	41,985

Total current liabilities	385,008	351,945

Long-term debt	95,602	93,834
Pension plans	89,764	86,872
Other long-term liabilities	27,068	25,297
Deferred income taxes	22,474	20,227
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 47,689,857 shares at November 30, 2010 and 47,690,024 shares at August 31, 2010	47,690	47,690
Other capital	250,638	249,734
Accumulated other comprehensive income	1,685	(6,278)
Retained earnings	523,950	519,649
Treasury stock, at cost, 16,202,795 shares at November 30, 2010 and 16,205,230 at August 31, 2010	(322,728)	(322,777)

Total A. Schulman, Inc. stockholders’ equity	501,235	488,018
Noncontrolling interests	4,555	5,122

Total equity	505,790	493,140

Total liabilities and equity	$1,125,706	$1,071,315

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2010	2009
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$9,376	$17,135
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	9,654	5,750
Deferred tax provision	(711)	(1,262)
Pension, postretirement benefits and other deferred compensation	2,153	572
Net losses (gains) on asset sales	88	(39)
Changes in assets and liabilities:
Accounts receivable	(15,431)	(15,467)
Inventories	(27,579)	(25,945)
Accounts payable	(6,454)	17,617
Restructuring accrual	(570)	(316)
Income taxes	1,622	2,755
Accrued payrolls and other accrued liabilities	4,884	4,908
Changes in other assets and other long-term liabilities	(2,084)	1,503

Net cash provided from (used in) operating activities	(25,052)	7,211

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(5,000)	(4,367)
Proceeds from the sale of assets	300	435
Business acquisitions, net of cash acquired	(15,071)	—

Net cash used in investing activities	(19,771)	(3,932)

Provided from (used in) financing activities:
Cash dividends paid	(4,942)	(3,958)
Increase (decrease) in notes payable and long-term debt	(4,013)	(33)
Borrowings on revolving credit facilities	53,500	—
Repayments on revolving credit facilities	(25,000)	—
Cash distributions to noncontrolling interests	(700)
Common stock issued, net	—	(50)
Releases of treasury stock	49	—

Net cash provided from (used in) financing activities	18,894	(4,041)

Effect of exchange rate changes on cash	2,205	9,109

Net increase (decrease) in cash and cash equivalents	(23,724)	8,347

Cash and cash equivalents at beginning of period	122,754	228,674

Cash and cash equivalents at end of period	$99,030	$237,021

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

The unaudited interim consolidated financial statements included for A. Schulman, Inc. (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

The results of operations for the three months ended November 30, 2010 are not necessarily indicative of the results expected for the year ending August 31, 2011.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, except for the adoption of new accounting pronouncements related to fair value disclosures. The adoption of this accounting pronouncement is discussed in Note 16.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2011 presentation.
(2)	CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $20.1 million as of November 30, 2010 and $18.4 million as of August 31, 2010. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of November 30, 2010 and August 31, 2010, the Company did not hold any short-term investments.

(3)	BUSINESS ACQUISITIONS
McCann Color, Inc.

On March 1, 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for $8.8 million in cash. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The operations serve customers from its 48,000-square-foot, expandable North Canton facility, which was built in 1998 exclusively to manufacture color concentrates. The facility complements the Company’s existing North American masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas. The results of operations from the McCann Color acquisition are included in the accompanying consolidated financial statements for the period from the acquisition date, March 1, 2010, and are reported in the Americas segment.

The acquisition was accounted for in accordance with the Financial Accounting Standards Board (“FASB”) revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $2.0 million and $0.5 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $4.0 million related to intellectual property and customer relationships are being amortized over their estimated useful lives of 15 years. Goodwill of $3.4 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management.

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

The merger was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, contingent consideration liabilities, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,577
Accounts receivable	66,935
Inventories	46,363
Prepaid expenses and other current assets	10,716
Property, plant and equipment	96,941
Intangible assets	71,126
Other long-term assets	4,712

Total assets acquired	$311,370

Current maturites of long-term debt and notes payable	$12,776
Accounts payable	39,423
Other accrued liabilities	28,656
Long-term debt	14,494
Deferred income taxes	42,827
Pension plans	3,285
Other long-term liabilities	2,510

Total liabilities assumed	$143,971

Net identifiable assets acquired	$167,399
Goodwill	70,252

Net assets acquired	$237,651

The Company preliminarily recorded acquired intangible assets of $71.1 million. These intangible assets include customer related intangibles of $48.5 million with estimated useful lives of 19 years, developed technology of $10.1 million with estimated useful lives of 11 years, and trademarks and trade names of $12.5 million with estimated useful lives ranging between 5 and 20 years.

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

Europe, Middle East and Africa	$17,491
Americas	52,761

Total goodwill	$70,252

None of the goodwill associated with this transaction will be deductible for income tax purposes.
The estimated fair value of accounts receivables acquired was $66.9 million with the gross contractual amount being $70.3 million.
Mash Indústria e Comércio de Compostos Plásticos LTDA

On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for approximately $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition will expand the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. With this acquisition and the April 30, 2010 acquisition of ICO, which includes two facilities in Brazil, the Company is aggressively expanding its presence in that market and enhancing its ability to serve customers. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements for the period from the closing date, November 3, 2010, and are reported in the Americas segment.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were preliminarily recorded at their estimated fair values of approximately $8.4 million and $6.5 million, respectively. The estimated fair values of finite-lived intangible assets acquired of approximately $7.2 million related to a trade name and customer relationships are being amortized over their estimated useful lives of 3 and 15 years, respectively. Goodwill of approximately $6.1 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. None of the goodwill associated with this transaction will be deductible for income tax purposes. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, contingent consideration liabilities, long-term debt, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company is not aware of any triggers which would require a goodwill impairment test as of November 30, 2010. The carrying amount of goodwill by segment for the Company was as follows:

	Europe, Middle
	East and Africa	Americas	Total
	(In thousands)
Balance as of August 31, 2010	$28,130	$55,934	$84,064
Acquisition	—	6,174	6,174
Adjustments to fair value of net assets acquired	319	234	553
Translation effect	509	165	674

Balance as of November 30, 2010	$28,958	$62,507	$91,465

The following table summarizes intangible assets with determinable useful lives by major category:

	November 30, 2010			August 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Customer related intangibles	$57,435	$(3,015)	$54,420	$50,035	$(1,742)	$48,293
Developed technology	14,443	(2,426)	12,017	14,018	(1,925)	12,093
Registered trademarks	12,911	(547)	12,364	12,271	(305)	11,966

Total finite-lived intangible assets	$84,789	$(5,988)	$78,801	$76,324	$(3,972)	$72,352

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	DISCONTINUED OPERATIONS

During fiscal 2010, the Company completed the closure of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment and are now reflected as discontinued operations for the periods presented. The remaining assets of Invision, primarily machinery and equipment, are considered held for sale as of November 30, 2010. These assets are included in the Company’s consolidated balance sheet in property, plant and equipment. The Company expects minimal charges related to the disposal of the equipment in fiscal 2011.

The following summarizes the results for discontinued operations for the three months ended November 30, 2010 and 2009. The income (loss) from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Net sales	$—	$9

Income (loss) from operations	$—	$(2)
Other income (expense)	—	(1)

Income (loss) from discontinued operations	$—	$(3)

(6)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$845	$550
Interest cost	1,161	1,157
Expected return on plan assets	(297)	(240)
Net actuarial loss and net amortization of prior service cost and transition obligation	412	95

Net periodic benefit cost	$2,121	$1,562

Postretirement benefit cost (income) included the following components:
Service cost	$8	$7
Interest cost	186	191
Net amortization of prior service cost (credit) and unrecognized loss	(86)	(139)

Net periodic benefit cost	$108	$59

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the three months ended November 30, 2010 is as follows:
(In thousands, except per share data)
Unaudited

			Accumulated
			Other
	Common	Other	Comprehensive	Retained	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Total Equity
Balance at September 1, 2010	$47,690	$249,734	$(6,278)	$519,649	$(322,777)	$5,122	$493,140
Comprehensive income (loss):
Net income				9,243		133
Foreign currency translation gain (loss)			7,257
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net			706
Total comprehensive income (loss)							17,339
Cash dividends paid or accrued:
Common stock, $0.155 per share				(4,942)			(4,942)
Cash distributions to noncontrolling interests						(700)	(700)
Releases of treasury stock					49		49
Amortization of restricted stock		904					904

Balance at November 30, 2010	$47,690	$250,638	$1,685	$523,950	$(322,728)	$4,555	$505,790

(9)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) for the three months ended November 30, 2010 and 2009 was as follows:

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income	$9,376	$17,135
Foreign currency translation gain (loss)	7,257	12,875
Amortization of unrecognized transition obligations, actuarial losses and prior services costs (credits), net	706	(44)

Total comprehensive income (loss)	17,339	29,966
Comprehensive (income) loss attributable to noncontrolling interests	(133)	(102)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$17,206	$29,864

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation gains or losses are recorded as other comprehensive income (loss) and accumulated in the Company’s stockholders’ equity. Foreign currency translation gain totaled $7.3 million and $12.9 million for the three months ended November 30, 2010, and November 30, 2009, respectively, and were due primarily to the significant decrease in the value of the euro as well as decreases in other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

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
The following table presents information about the Company’s assets and liabilities recorded at fair value as of November 30, 2010 in the Company’s consolidated balance sheet:

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total Measured	for Identical	Observable	Unobservable
	at Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Assets:
Cash	$78,975	$78,975	$—	$—
Cash equivalents	20,055	20,055	—	—

Total assets at fair value	$99,030	$99,030	$—	$—

Liabilities:
Derivative liabilities, net	$75	$—	$75	$—

Total liabilities at fair value	$75	$—	$75	$—

The fair value of cash and cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks.
The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. The total contract value of forward foreign exchange contracts outstanding as of November 30, 2010 was $50.1 million. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of income. The Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments as of November 30, 2010. The forward foreign exchange contracts are entered into with creditworthy multinational banks. The fair value of the Company’s forward foreign exchange contracts was $0.1 million as of November 30, 2010 and less than $0.1 million as of August 31, 2010 and was recognized in other accrued liabilities.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information presents the supplemental fair value information about long-term fixed-rate debt as of November 30, 2010. The Company’s long-term fixed-rate debt was primarily issued in euros.

	November 30, 2010	August 31, 2010
	(In millions)
Carrying value of long-term fixed-rate debt	$65.4	$63.8
Fair value of long-term fixed-rate debt	$68.1	$67.2
The fair value was calculated using discounted future cash flows. The increase in fair value is primarily related to the decrease in quoted market interest rates and foreign currency translation.
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
On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On November 30, 2010, there were approximately 1.0 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.
On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creations Rewards Plan (“2010 Rewards Plan”). The 2010 Rewards Plan became effective upon approval from the Company’s stockholders and a total of 1,375,000 shares of common stock may be issued under the 2010 Rewards Plan.
A summary of stock options is as follows:

	Outstanding Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at August 31, 2010	265,262	$19.77
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(9,000)	$16.09

Outstanding at November 30, 2010	256,262	$19.90

Exercisable at November 30, 2010	256,262	$19.90

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value for stock options exercisable as of November 30, 2010 was $0.4 million with a remaining term for options exercisable of approximately 4.0 years. For stock options outstanding as of November 30, 2010, exercise prices range from $11.62 to $24.69. The weighted-average remaining contractual life for options outstanding as of November 30, 2010 was approximately 4.0 years. All 256,262 outstanding and exercisable stock options are fully vested as of November 30, 2010. There were no grants of stock options during the three months ended November 30, 2010 and 2009.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

		Weighted-Average
	Outstanding Restricted	Fair Market Value
	Stock Awards	(per share)
Outstanding at August 31, 2010	153,849	$20.12
Granted	—	$—
Vested	—	$—
Forfeited	(167)	$20.44

Outstanding at November 30, 2010	153,682	$20.12

There were no grants of time-based restricted shares during the three months ended November 30, 2010. During the three months ended November 30, 2009, the Company granted 15,000 time-based restricted shares. Restrictions on these stock awards lapse ratably over a three-year period and were valued at the fair market value on the date of grant.
The Company also grants awards with market and performance vesting conditions. In the table below, the Company summarizes all awards which include market-based and performance-based restricted stock awards and performance shares.

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)
Outstanding at August 31, 2010	705,154	$13.91
Granted	—	$—
Vested	—	$—
Forfeited	(750)	$13.13

Outstanding at November 30, 2010	704,404	$13.92

There were no grants of performance shares during the three months ended November 30, 2010 and 2009. Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of November 30, 2010 are 383,228 performance shares which earn dividends throughout the vesting period and approximately 321,176 performance shares which do not earn dividends.
The performance-based awards in the table above include 568,120 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 136,284 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements as of November 30, 2010 was approximately $6.0 million. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2010, the Company had 25,000 stock-settled restricted stock units outstanding which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61 per award. There were no grants of stock-settled restricted stock units during the three months ended November 30, 2010 or 2009.
The Company had approximately 113,000 and 115,000 cash-settled restricted stock units outstanding with various vesting periods and criteria as of November 30, 2010 and 2009, respectively. There were no cash-settled restricted stock units granted during the three months ended November 30, 2010 and 2009. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date; and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of income.
The Company had approximately $3.9 million cash-based awards, which are treated as liability awards, outstanding as of November 30, 2010. These awards were granted to foreign employees. Such awards include approximately $0.7 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million are performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.
In fiscal 2010, the Company’s board of directors and stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the ESPP and credited to each participant’s account at the end of each calendar quarter, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The ESPP is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in the ESPP. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in the ESPP. The Company recorded minimal expense related to the ESPP during the first three months of fiscal 2011. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.
The following table summarizes the impact to the Company’s consolidated statements of income from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of income:

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Restricted stock awards, unrestricted stock awards and performance-based awards	$904	$658
Cash-settled restricted stock units	375	(580)
Cash-based awards	88	(198)

Total stock-based compensation	$1,367	$(120)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)	EARNINGS PER SHARE
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
The difference between basic and diluted weighted-average shares of common stock results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Weighted-average shares outstanding:
Basic	31,333	25,843
Incremental shares from stock options	22	18
Incremental shares from restricted stock	175	195

Diluted	31,530	26,056

For the three months ended November 30, 2010 and 2009, respectively, there were approximately 0.1 million and 0.4 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.
(13)	SEGMENT INFORMATION
The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.
The Company’s reportable segments prior to fiscal 2011 were Europe, Middle East and Africa (“EMEA”), North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Bayshore and Asia Pacific (“APAC”). As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the CODM makes decisions, assesses performance and allocates resources by the following regions: EMEA, the Americas (which includes North America and South America), and APAC. As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. The Americas segment comprises the former NAMB, NAEP, NARM and Bayshore segments. Each reportable segment has a Chief Operating Officer who reports to the CEO.
The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring related expenses, asset write-downs or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain non-recurring items as determined by management. These items are included in the Corporate and Other section in the table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a presentation of net sales to unaffiliated customers, gross profit and operating income by segment. Also included is a reconciliation of operating income by segment to consolidated income from continuing operations before taxes.

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Net sales to unaffiliated customers
EMEA	$346,683	$271,943
Americas	115,120	76,331
APAC	33,580	14,587

Total net sales to unaffiliated customers	$495,383	$362,861

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Segment gross profit
EMEA	$48,086	$50,602
Americas	16,474	9,961
APAC	4,562	2,664

Total segment gross profit	69,122	63,227

Asset write-downs	—	(69)
Inventory step-up	(121)	—

Total gross profit	$69,001	$63,158

	Three months ended
	November 30,
	2010	2009
	(In thousands)
Segment operating income (loss)
EMEA	$19,402	$25,224
Americas	3,859	2,871
APAC	1,808	1,114

Total segment operating income	25,069	29,209
Corporate and other	(7,971)	(4,468)
Interest expense, net	(1,085)	(801)
Foreign currency transaction gains (losses)	(670)	(103)
Other income (expense)	4	1,227
Asset write-downs	—	(119)
Costs related to acquisitions	(881)	(2,266)
Restructuring related	(551)	(429)
Inventory step-up	(121)	—

Income from continuing operations before taxes	$13,794	$22,250

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The amount and percentage of consolidated sales for these product families for the three months ended November 30, 2010 and 2009 are as follows:

	Three months ended November 30,
	2010		2009
	(In thousands, except for %’s)
Masterbatch	$200,299	41%	$160,294	44%
Engineered plastics	124,038	25	122,653	34
Specialty powders	90,076	18	6,339	2
Distribution	80,970	16	73,575	20

	$495,383	100%	$362,861	100%

(14)	INCOME TAXES
At November 30, 2010, the Company’s gross unrecognized tax benefits totaled $2.8 million. If recognized, approximately $1.9 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At November 30, 2010, the Company had $0.6 million of accrued interest and penalties on unrecognized tax benefits.
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
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended November 30, 2010 and 2009 is as follows:

	Three months ended		Three months ended
	November 30, 2010		November 30, 2009
		(In thousands, except for %’s)
Statutory U.S. tax rate	$4,828	35.0%	$7,788	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(2,956)	(21.4)	(5,339)	(24.0)
U.S. and foreign losses with no tax benefit	1,967	14.2	1,718	7.7
U.S. restructuring and other U.S. unusual charges with no benefit	375	2.7	822	3.7
Establishment (resolution) of uncertain tax positions	11	0.1	—	—
Other	193	1.4	123	0.6

Total income tax expense (benefit)	$4,418	32.0%	$5,112	23.0%

The effective tax rate for the three months ended November 30, 2010 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. As compared with the effective rate of 23.0% for the three months ended November 30, 2009, the current quarter’s effective rate is driven by an increase in the U.S. losses with no tax benefit.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)	RESTRUCTURING
ASI United Kingdom Plan
On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded no pretax restructuring costs for employee-related costs for the three months ended November 30, 2010. The Company anticipates approximately $0.2 million in accelerated depreciation to be recorded during the remainder of fiscal 2011.
ICO Merger Plan
In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by approximately 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.3 million primarily in pretax employee-related costs during the three months ended November 30, 2010 related to the integration of the ICO merger. The Company has approximately $0.5 million remaining accrued for the ICO merger plan as of November 30, 2010, to be paid in the second and third quarters of fiscal 2011. The Company expects minimal remaining charges to be incurred into late fiscal 2011.
North America Masterbatch Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which was a plant in the Americas segment. The Company recorded pretax restructuring expenses of $0.1 million during the three months ended November 30, 2010 primarily for employee-related costs associated with the closure. As of November 30, 2010, approximately $0.1 million remains accrued which the Company expects to pay during the second quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010. The Company expects minimal additional charges related to this initiative to be recognized primarily during fiscal 2011 as it completes the shutdown procedures.
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
The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the Americas segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the Americas segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.
The Company recorded employee-related costs of $0.2 million and contract termination and other restructuring costs of $0.2 million related to the fiscal 2009 initiatives during the three months ended November 30, 2009. All restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA segment. The Company recorded minimal charges related to the fiscal 2009 initiatives during the three months ended November 30, 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2010, approximately $0.2 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the majority of the remaining accrued balance for restructuring charges will be paid during the second quarter of fiscal 2011. The Company charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.
Fiscal 2008 Plan
In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the Americas segment. The Company completed the sale of the Orange, Texas facility in March 2008.
The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010.
The Company recorded minimal charges related to the fiscal 2008 initiatives during the three months ended November 30, 2010 and 2009. Approximately $0.4 million remains accrued for employee-related costs as of November 30, 2010 related to the fiscal 2008 initiatives.
The following table summarizes the liabilities as of November 30, 2010 related to the Company’s restructuring plans.

	Accrual Balance	Fiscal 2011	Fiscal 2011	Accrual Balance
	August 31, 2010	Charges	Paid	November 30, 2010
	(In thousands)
Employee-related costs	$2,011	$487	$(990)	$1,508
Other costs	267	64	(131)	200
Translation effect	(47)	—	—	(21)

Restructuring charges	$2,231	$551	$(1,121)	$1,687

(16)	ACCOUNTING PRONOUNCEMENTS
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
The Company has approximately 2.9 million shares authorized by the board of directors to be repurchased under the Company’s current share repurchase program. The Company did not repurchase any shares of its common stock during the three months ended November 30, 2010 and 2009.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company”, “we”, “our”, “ours” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the CODM makes decisions, assesses performance and allocates resources by the following regions: EMEA, the Americas (which includes North America and South America), and APAC. As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. The Americas segment comprises the former NAMB, NAEP, NARM and Bayshore segments. The Company has approximately 2,900 employees and 34 plants in countries in Europe, North America, Asia, South America and Australia. Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The Company also offers tolling services to customers through its operations in Europe and North America.
On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for approximately $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition will expand the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. With this acquisition and the April 30, 2010 acquisition of ICO, Inc. (“ICO”), which includes two facilities in Brazil, the Company is aggressively expanding its presence in that market and enhancing its ability to serve customers. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements for the period from the closing date, November 3, 2010, and are reported in the Americas segment.
On April 30, 2010, the Company acquired ICO through a merger by and among the Company, ICO and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, and which is now known as ICO-Schulman, LLC, pursuant to the terms of the December 2, 2009 Agreement and Plan of Merger. The results of ICO’s operations have been included in the consolidated financial statements since the date of acquisition, April 30, 2010, accordingly, the results for the first quarter of fiscal 2010 do not include results for the ICO business.
Throughout management’s discussion and analysis, the Company provides operating results by segment exclusive of certain charges such as costs related to acquisitions, inventory step-up, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results. Aside from the material impact of these charges, these measures are utilized by management to understand business trends. The following discussion regarding the Company’s performance may refer to the “ICO effect”. The Company defines the “ICO effect” as the results of operations as if the Company owned ICO at the beginning of the first quarter of fiscal 2010. These results exclude one-time charges and acquisition related items discussed above and include an estimate of purchase accounting-related depreciation and amortization expense for each period.

Segment Information
Europe, Middle East and Africa

	Three months ended November 30,
EMEA	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$346,683	$271,943	$74,740	27.5%
Gross profit	$48,086	$50,602	$(2,516)	(5.0)%
Operating income	$19,402	$25,224	$(5,822)	(23.1)%
Pounds sold	316,481	250,804	65,677	26.2%
Price per pound	$1.095	$1.084	$0.011	1.0%
Gross profit per pound	$0.152	$0.202	$(0.050)	(24.7)%
Gross profit percentage	13.9%	18.6%
EMEA sales for the three months ended November 30, 2010 were $346.7 million, an increase of $74.7 million or 27.5% compared with the prior-year period. The foreign currency translation effect negatively impacted sales by $27.6 million. Including the ICO effect, sales increased approximately 11%. Volume for the first quarter of fiscal 2011 was 316.5 million pounds, up 26.2% over last year, and up 4.0% including the ICO effect.
EMEA gross profit was $48.1 million for the three months ended November 30, 2010, down $2.5 million from last year. Foreign currency translation negatively impacted EMEA gross profit by $4.0 million. Including the ICO effect, gross profit decreased $8.0 million or 14.2%. Although average selling prices increased approximately 7% compared with the prior year including the ICO effect, the Company was not able to fully pass along cost increases during the first quarter. On a sequential basis, gross profit per pound improved approximately 30% compared with 11.7 cents per pound during the fourth quarter of fiscal 2010.
EMEA operating income for the three months ended November 30, 2010 was $19.4 million compared with $25.2 million last year. Including the ICO effect, operating income decreased $7.6 million. The decline in operating income in fiscal 2011 was primarily due to lower gross profit per pound compared with last year’s exceptionally high first quarter results as EMEA selling, general and administrative expenses declined slightly. Although the EMEA business segment’s performance was below the Company’s exceptional first quarter in fiscal 2010, the segment operating income improved $6.8 million sequentially over the prior quarter.
Americas

	Three months ended November 30,
Americas	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$115,120	$76,331	$38,789	50.8%
Gross profit	$16,474	$9,961	$6,513	65.4%
Operating income	$3,859	$2,871	$988	34.4%
Pounds sold	152,223	65,799	86,424	131.3%
Price per pound	$0.756	$1.160	$(0.404)	(34.8)%
Gross profit per pound	$0.108	$0.151	$(0.043)	(28.5)%
Gross profit percentage	14.3%	13.0%
Sales for the Americas for the three months ended November 30, 2010 were $115.1 million, an increase of $38.8 million or 50.8% compared with the prior-year period. Including the ICO effect, sales increased approximately 7%. Foreign currency translation increased sales by $1.3 million. Volume for the quarter reached 152.2 million pounds, up slightly including the ICO effect.

Gross profit was $16.5 million for the three months ended November 30, 2010, an increase of $6.5 million from last year. Including the ICO effect, gross profits increased $0.6 million or 3.5%. Gross profit per pound was 10.8 cents for the three months ended November 30, 2010, down 28.5% from last year, and up approximately 3%, including the ICO effect. On a sequential basis, gross profit per pound was down approximately 4% from the 2010 fourth quarter.
Operating income for the three months ended November 30, 2010 was $3.9 million compared with $2.9 million last year. The $1.0 million increase in profitability was primarily due to the increase in gross profit. Including the ICO effect, operating income decreased $0.8 million. The decrease was largely related to incremental expense for stock-based compensation as well as the establishment of the Company’s Americas management team.
Asia Pacific

	Three months ended November 30,
APAC	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$33,580	$14,587	$18,993	130.2%
Gross profit	$4,562	$2,664	$1,898	71.2%
Operating income	$1,808	$1,114	$694	62.3%
Pounds sold	33,897	12,590	21,307	169.2%
Price per pound	$0.991	$1.159	$(0.168)	(14.5)%
Gross profit per pound	$0.135	$0.212	$(0.077)	(36.4)%
Gross profit percentage	13.6%	18.3%
Sales for APAC for the three months ended November 30, 2010 were $33.6 million, an increase of $19.0 million or 130.2% compared with the prior-year period. Including the ICO effect, sales were about flat with the prior year and pounds sold decreased approximately 9%.
Gross profit for APAC for the three months ended November 30, 2010 was $4.6 million, or 13.5 cents per pound, for the quarter, up $1.9 million compared with last year. Including the ICO effect, gross profit was up $0.5 million and gross profit per pound increased 22.5%. The reduction in volume was from exiting unprofitable business, primarily in Australia, resulting in higher overall gross profit and higher gross profit per pound.
APAC operating income for the three months ended November 30, 2010 was $1.8 million compared with $1.1 million last year. Including the ICO effect, operating profit increased by $0.8 million. The increase in profitability was primarily due to the increase in gross profit per pound.
Consolidated Results of Operations

	Three months ended November 30,
Consolidated	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$495,383	$362,861	$132,522	36.5%
Total segment gross profit	$69,122	$63,227	$5,895	9.3%
Pounds sold	502,601	329,193	173,408	52.7%
Price per pound	$0.986	$1.102	$(0.117)	(10.6)%
Gross profit per pound	$0.138	$0.192	$(0.055)	(28.4)%
Gross profit percentage	14.0%	17.4%
The majority of the increase in consolidated sales for the three months ended November 30, 2010 compared with the prior-year period was due to the impact of the ICO acquisition. The foreign currency translation effect negatively impacted sales by 7.2%. Volume reached 502.6 million pounds, up 52.7% from 329.2 million pounds reported last year, of which the ICO acquisition attributed the majority of the increase. Including the ICO effect, sales increased approximately 9%, and volume increased approximately 2%.

Total segment gross profit excluding asset write-downs and inventory step-up for the three months ended November 30, 2010 was $69.1 million, compared with $63.2 million last year. The foreign currency translation effect negatively impacted gross profit by $3.8 million. Including the ICO effect, gross profit for the three months ended November 30, 2010 decreased $6.9 million as discussed in the segment sections above. Overall gross profit per pound was 13.8 cents; lower than the 15.4 cents in last year’s first quarter including the ICO effect but significantly higher than the 11.6 cents per pound in the fourth quarter of 2010.
The change in selling, general and administrative expenses for the three months ended November 30, 2010 compared with the three months ended November 30, 2009 are summarized as follows:

	Three months ended November 30, 2010
	$ Increase (decrease)	% Increase (decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$12,153	29.8%
Less the effect of foreign currency translation	(2,468)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$14,621	35.9%

The Company’s selling, general and administrative expenses, excluding the effect of foreign currency translation, increased $14.6 million. Including the ICO effect and excluding costs related to acquisitions, the increase in selling, general and administrative expenses was $2.4 million. The increase includes $1.8 million of costs for various consultants to aid the Company with certain global initiatives. These initiatives include the review of the Company’s long-term business strategy, capital structure, process improvements and growth initiatives including continued merger and acquisition activities. In addition, the increase includes $1.5 million of incremental expense for stock-based compensation primarily as a result of mark-to-market adjustments which had declined significantly in the first quarter of fiscal 2010. Offsetting these increases are $1.2 million of favorable bad debt expense as well as synergies from the ICO acquisition.
Interest expense increased $0.2 million for the three months ended November 30, 2010, as compared with the same period in the prior year due primarily to increases in average outstanding principal balances.
The decrease in interest income for the three months ended November 30, 2010 as compared to the same period in fiscal 2010 was due primarily to lower average balances for the Company’s cash and cash equivalent accounts.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.7 million for the three months ended November 30, 2010 compared with foreign currency transaction losses of $0.1 million during the three months ended November 30, 2009. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Brazilian real, the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of income.
Other income for the three months ended November 30, 2010 was minimal. Other income for the three months ended November 30, 2009 of $1.2 million includes $1.0 million of income from the cancellation of European supplier distribution agreements.

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
Net income attributable to the Company’s stockholders was $9.2 million and $17.0 million for the three months ended November 30, 2010 and 2009, respectively, a decline of $7.8 million. Net income was negatively impacted by foreign currency translation of $0.9 million for the three months ended November 30, 2010.
Product Markets
The largest market served by the Company is the packaging market. Other markets include automotive, appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three months ended November 30, 2010 as compared with the same period last year are as follows:

	Three months ended November 30, 2010
	Packaging	Automotive	Other
EMEA	32%	9%	59%
Americas	19%	20%	61%
APAC	43%	0%	57%
Worldwide	30%	11%	59%

	Three months ended November 30, 2009
	Packaging	Automotive	Other
EMEA	42%	9%	49%
Americas	32%	33%	35%
APAC	79%	0%	21%
Worldwide	42%	13%	45%
Product Family
Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The amount and percentage of consolidated sales for these product families for the three months ended November 30, 2010 and 2009 are as follows:

	Three months ended November 30,
	2010		2009
	(In thousands, except for %’s)
Masterbatch	$200,299	41%	$160,294	44%
Engineered plastics	124,038	25	122,653	34
Specialty powders	90,076	18	6,339	2
Distribution	80,970	16	73,575	20

	$495,383	100%	$362,861	100%

Capacity
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three months ended November 30, 2010 and 2009 is as follows:

	Three months ended
	November 30,
	2010	2009
EMEA	80%	96%
Americas	63%	76%
APAC	88%	86%
Worldwide	74%	91%
Capacity utilization for the ICO specialty powders operations acquired, specifically in EMEA and the Americas, are generally lower than the Company’s legacy operations; therefore, causing a negative impact on the utilization rates. In the Americas, the decrease in capacity utilization due to ICO was slightly offset by the closing of the Sharon Center, Ohio plant and continued improvement in the utilization of the Akron, Ohio plant. The Company’s APAC segment experienced significantly higher capacity utilization as a result of a rebound in the local Asian markets offset by the inclusion of ICO APAC operations which generally has a higher utilization rate. Overall worldwide utilization declined primarily due to the addition of ICO operations offset by utilization improvements as a result of a stable marketplace and successful capacity right-sizing actions taken during fiscal 2009.
Restructurings
ASI United Kingdom Plan
On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded no pretax restructuring costs for employee-related costs for the three months ended November 30, 2010. The Company anticipates approximately $0.2 million in accelerated depreciation to be recorded during the remainder of fiscal 2011.
ICO Merger Plan
In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by approximately 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.3 million primarily in pretax employee-related costs during the three months ended November 30, 2010 related to the integration of the ICO merger. The Company has approximately $0.5 million remaining accrued for the ICO merger plan as of November 30, 2010, to be paid in the second and third quarters of fiscal 2011. The Company expects minimal remaining charges to be incurred into late fiscal 2011.
North America Masterbatch Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which was a plant in the Americas segment. The Company recorded pretax restructuring expenses of $0.1 million during the three months ended November 30, 2010 primarily for employee-related costs associated with the closure. As of November 30, 2010, approximately $0.1 million remains accrued which the Company expects to pay during the second quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010. The Company expects minimal additional charges related to this initiative to be recognized primarily during fiscal 2011 as it completes the shutdown procedures.

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
The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the Americas segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the Americas segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.
The Company recorded employee-related costs of $0.2 million and contract termination and other restructuring costs of $0.2 million related to the fiscal 2009 initiatives during the three months ended November 30, 2009. All restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA segment. The Company recorded minimal charges related to the fiscal 2009 initiatives during the three months ended November 30, 2010.
As of November 30, 2010, approximately $0.2 million remains accrued for employee-related costs, including estimated severance payments and medical insurance, and contract termination costs related to the fiscal 2009 initiatives. The Company anticipates the majority of the remaining accrued balance for restructuring charges will be paid during the second quarter of fiscal 2011. The Company charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.
Fiscal 2008 Plan
In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the Americas segment. The Company completed the sale of the Orange, Texas facility in March 2008.
The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010.
The Company recorded minimal charges related to the fiscal 2008 initiatives during the three months ended November 30, 2010 and 2011. Approximately $0.4 million remains accrued for employee-related costs as of November 30, 2010 related to the fiscal 2008 initiatives.
The following table summarizes the liabilities as of November 30, 2010 related to the Company’s restructuring plans.

				Accrual Balance
	Accrual Balance	Fiscal 2011	Fiscal 2011	November 30,
	August 31, 2010	Charges	Paid	2010
	(In thousands)
Employee-related costs	$2,011	$487	$(990)	$1,508
Other costs	267	64	(131)	200
Translation effect	(47)	—	—	(21)

Restructuring charges	$2,231	$551	$(1,121)	$1,687

Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended November 30, 2010 and 2009 is as follows:

	Three months ended		Three months ended
	November 30, 2010		November 30, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$4,828	35.0%	$7,788	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(2,956)	(21.4)	(5,339)	(24.0)
U.S. and foreign losses with no tax benefit	1,967	14.2	1,718	7.7
U.S. restructuring and other U.S. unusual charges with no benefit	375	2.7	822	3.7
Establishment (resolution) of uncertain tax positions	11	0.1	—	—
Other	193	1.4	123	0.6

Total income tax expense (benefit)	$4,418	32.0%	$5,112	23.0%

The effective tax rate for the three months ended November 30, 2010 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. As compared with the effective rate of 23.0% for the three months ended November 30, 2009, the current quarter’s effective rate is driven by an increase in the U.S. losses with no tax benefit.
Reconciliation of GAAP and Non-GAAP Financial Measures
The Company uses the following non-GAAP financial measures of net income excluding certain items and net income per diluted share excluding certain items. These financial measures are used by management to monitor and evaluate the ongoing performance of the Company and to allocate resources. The Company believes that the additional measures are useful to investors for financial analysis. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures.

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended November 30, 2010 and 2009. Asset write-downs include asset impairments and accelerated depreciation. Restructuring related costs include restructuring charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to adjusting the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include realization of certain deferred tax assets as a result of the ICO acquisition.

			Costs Related
Three months ended		Asset Write-	to	Restructuring	Inventory	Tax Benefits	Before
November 30, 2010	As Reported	downs	Acquisitions	Related	Step-up	(Charges)	Certain Items
	(in thousands, except per share data)
Net sales	$495,383	$—	$—	$—	$—	$—	$495,383
Cost of sales	426,382	—	—	—	(121)	—	426,261
Selling, general and administrative expenses	52,905	—	(881)	—	—	—	52,024
Interest expense, net	1,085	—	—	—	—	—	1,085
Foreign currency transaction (gains) losses	670	—	—	—	—	—	670
Other (income) expense	(4)	—	—	—	—	—	(4)
Restructuring expense	551	—	—	(551)	—	—	—

	481,589	—	(881)	(551)	(121)	—	480,036

Income from continuing operations before taxes	13,794	—	881	551	121	—	15,347
Provision for U.S. and foreign income taxes	4,418	—	—	113	43	65	4,639

Income from continuing operations	9,376	—	881	438	78	(65)	10,708
Income (loss) from discontinued operations, net of tax of $0	—	—	—	—	—	—	—

Net income	9,376	—	881	438	78	(65)	10,708
Noncontrolling interests	(133)	—	—	—	—	—	(133)

Net income attributable to A. Schulman, Inc.	$9,243	$—	$881	$438	$78	$(65)	$10,575

Diluted EPS impact	$0.29						$0.34

Weighted-average number of shares outstanding -diluted	31,530						31,530

			Costs Related
Three months ended		Asset Write-	to	Restructuring	Inventory	Tax Benefits	Before
November 30, 2009	As Reported	downs	Acquisitions	Related	Step-up	(Charges)	Certain Items
	(in thousands, except per share data)
Net sales	$362,861	$—	$—	$—	$—	$—	$362,861
Cost of sales	299,703	(69)	—	—	—	—	299,634
Selling, general and administrative expenses	40,752	—	(2,266)	—	—	—	38,486
Interest expense, net	801	—	—	—	—	—	801
Foreign currency transaction (gains) losses	103	—	—	—	—	—	103
Other (income) expense	(1,177)	(50)	—	—	—	—	(1,227)
Restructuring expense	429	—	—	(429)	—	—	—

	340,611	(119)	(2,266)	(429)	—	—	337,797

Income from continuing operations before taxes	22,250	119	2,266	429	—	—	25,064
Provision for U.S. and foreign income taxes	5,112	21	—	130	—	—	5,263

Income from continuing operations	17,138	98	2,266	299	—	—	19,801
Income (loss) from discontinued operations, net of tax of $0	(3)	—	—	—	—	—	(3)

Net income	17,135	98	2,266	299	—	—	19,798
Noncontrolling interests	(102)	—	—	—	—	—	(102)

Net income attributable to A. Schulman, Inc.	$17,033	$98	$2,266	$299	$—	$—	$19,696

Diluted EPS impact	$0.65						$0.76

Weighted-average number of shares outstanding -diluted	26,056						26,056

Liquidity and Capital Resources
Net cash used in operations for the three months ended November 30, 2010 was $25.1 million. Net cash provided by operations was $7.2 million for the three months ended November 30, 2009. The decrease from last year was primarily due to the earlier payment of accounts payables to benefit from favorable payment terms offered by certain vendors which reduced the days in payables to 38 days compared with 46 days as of November 30, 2009. The decrease in net income also contributed to the decline in cash provided from operations.
The Company’s approximate working capital days are summarized as follows:

	November 30, 2010	August 31, 2010	November 30, 2009
Days in receivables	56	53	57
Days in inventory	53	47	51
Days in payables	38	39	46
Total working capital days	71	61	62
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	November 30, 2010	August 31, 2010	$ Change	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$99.0	$122.8	$(23.8)	-19%
Working capital, excluding cash	$197.2	$169.4	$27.8	16%
Long-term debt	$95.6	$93.8	$1.8	2%
Total debt	$182.6	$154.7	$27.9	18%
Net debt (net cash)*	$83.6	$31.9	$51.7	162%
Total A. Schulman, Inc. stockholders’ equity	$501.2	$488.0	$13.2	3%

*	Total debt less cash and cash equivalents
The Company’s cash and cash equivalents decreased approximately $23.8 million from August 31, 2010. The decrease in cash and cash equivalents during the first quarter was driven primarily by the acquisition of Mash for $15.1 million, expenditures for capital projects of $5.0 million, dividends of $4.9 million and increases in working capital.
Working capital, excluding cash, was $197.2 million as of November 30, 2010, an increase of $27.8 million from August 31, 2010. The primary reason for the increase in working capital was the increase in accounts receivable of $24.7 million and the increase in inventory of $35.0 million offset by an increase of $26.1 million in short-term debt since August 31, 2010. Accounts payable declined $0.2 million during the first quarter of fiscal 2011. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $6.8 million and inventory by $5.1 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $17.9 million, or 6.3%, and inventory increased $29.9 million, or 14.3%. The increase in accounts receivable is primarily due to increased sales volume. The increase in inventory is primarily a result of inventory pre-buying in anticipation of increasing costs and tightening of supply in certain raw materials. Accounts payable decreased $4.3 million, excluding the impact of foreign currency, as the Company took advantage of favorable payment terms offered by certain vendors. Short-term debt increased as the Company utilized available facilities with favorable rates to fund working capital needs as well the acquisition of Mash.
Capital expenditures for the three months ended November 30, 2010 were $5.0 million compared with $4.4 million last year. Capital expenditures for both fiscal 2011 and fiscal 2010 relate primarily to various projects in Europe and the Americas.

The Company has a $260.0 million credit facility (“Credit Facility”) which consists of credit lines of which the U.S. dollar equivalent of $160.0 million is available to certain of the Company’s foreign subsidiaries for borrowings in euros or other currencies. The Credit Facility, which matures on February 28, 2011, contains certain covenants that, among other things, limit the Company’s ability to incur indebtedness and enter into certain transactions beyond specified limits. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of November 30, 2010, the Company was not in violation of any of its covenants relating to the Credit Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of November 30, 2010.
Interest rates on the Credit Facility are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Credit Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of November 30, 2010, the amount available under the credit facility was reduced by outstanding letters of credit of $1.9 million and borrowings of $82.0 million which is included in short-term debt in the Company’s consolidated balance sheet due to the short-term maturity of the Credit Facility as of November 30, 2010.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximately $65.4 million as of November 30, 2010. The fair market value of the Euro Notes is approximately $68.1 million as of November 30, 2010.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $260.0 million revolving Credit Facility. As of November 30, 2010, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of November 30, 2010.
Both the Credit Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had approximately $35.1 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of November 30, 2010. There was approximately $30.0 million available under these lines of credit as of November 30, 2010. The Company had no uncollateralized short-term lines of credit from domestic banks as of November 30, 2010.
Below summarizes the Company’s available funds as of November 30, 2010 and August 31, 2010.

	November 30, 2010	August 31, 2010
	(In millions)

Credit Facility	$260.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$—	$—
Uncollateralized short-term lines of credit — Foreign	$35.1	$37.2

Total gross available funds from credit lines	$295.1	$297.2

Credit Facility	$176.1	$204.1
Uncollateralized short-term lines of credit — U.S.	$—	$—
Uncollateralized short-term lines of credit — Foreign	$30.0	$29.9

Total net available funds from credit lines	$206.1	$234.0

Total net available funds from credit lines represents the total gross available funds from credit lines less outstanding borrowings of $87.1 million and $60.8 million as of November 30, 2010 and August 31, 2010, respectively and issued letters of credit of $1.9 million and $2.4 million as of November 30, 2010 and August 31, 2010, respectively. The Company’s availability under its primary credit facility is reduced by these amounts.
The Company’s net debt, defined as debt minus cash, was in a net debt position of $83.6 million and $31.9 million as of November 30, 2010 and August 31, 2010, respectively. The change of $51.7 million was a result of a decrease in cash and cash equivalents of $23.8 million due to the Mash acquisition, dividend payments and working capital needs and an increase in total debt of $27.9 million. The increase in total debt was primarily due to a $26.1 million increase in short-term debt as the Company utilized available facilities with favorable rates to fund working capital needs as well the acquisition of Mash.
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
During the three months ended November 30, 2010, the Company declared and paid quarterly cash dividends of $0.155 per common share. The total amount of these dividends was $4.9 million. Cash has been sufficient to fund the payment of these dividends. On January 4, 2011, the Company’s board of directors declared a regular cash dividend of $0.155 per common share payable February 1, 2011 to stockholders of record on January 19, 2011.
No shares were repurchased during the three months ended November 30, 2010 and 2009. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.9 million shares remain available to be repurchased under the Company’s repurchase program.
The Company has foreign currency exposures primarily related to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Polish zloty, Hungarian forint, Brazilian real and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the euro as its functional currency. The change in the value of the U.S. dollar during the three months ended November 30, 2010 increased this account by $7.3 million which was primarily the result of a 2.5% increase in the value of the euro since August 31, 2010 to a spot rate of 1.300 euros to 1 U.S. dollar as of November 30, 2010.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

Contractual Obligations
As of November 30, 2010, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2010 Annual Report.
Operating lease information is provided in Footnote 12 to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K as there has been no significant changes.
The Company’s outstanding commercial commitments at November 30, 2010 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2010.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company’s critical accounting policies are the same as discussed in the Company’s 2010 Annual Report on Form 10-K.
New Accounting Pronouncements
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
The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in the Company’s Annual Report on Form 10-K. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on October 26, 2010. Exposures to market risks have not changed materially since August 31, 2010.
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
The Company acquired ICO and McCann Color during the third quarter of fiscal 2010. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2010 does not include the acquired operations of ICO or McCann Color, as permitted by Section 404 of the Sarbanes-Oxley Act and SEC rules for recently acquired businesses.
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
Item 1A — Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s the Company’s 2010 Form 10-K, we included a detailed discussion of our risk factors. There are no changes from the risk factors previously disclosed.
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
The Company’s purchases of its common stock under the 2008 repurchase program during the first quarter of fiscal 2011 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,906,966
September 1-30, 2010	—	$—	—	2,906,966
October 1-31, 2010	—	$—	—	2,906,966
November 1-30, 2010	—	$—	—	2,906,966

Total	—	$—	—	2,906,966

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2009).

10.1
Quota Purchase and Sale Agreement, dated October 15, 2010, by and among the Company, ICO Polymers do Brasil Ltda., a direct wholly-owned subsidiary of the Company, and Henri and Elie Hara (filed herewith).

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

Date: January 5, 2011	A. Schulman, Inc. (Registrant)
/s/ Paul F. DeSantis
Paul F. DeSantis, Chief Financial Officer, Vice President and Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)