Form 10-Q
period 2011-02-28
SCHULMAN A INC
filed 2011-04-04
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2011 — 30,855,604

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 6 — Exhibits
SIGNATURES
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	Unaudited
	(In thousands, except per share data)

Net sales	$508,343	$331,023	$1,003,726	$693,883
Cost of sales	441,731	279,686	868,113	579,389
Selling, general and administrative expenses	49,430	48,764	102,335	89,515
Interest expense	1,642	1,136	2,927	2,190
Interest income	(191)	(198)	(391)	(451)
Foreign currency transaction (gains) losses	667	(180)	1,338	(77)
Other (income) expense	(433)	(659)	(437)	(1,886)
Asset impairment	1,800	5,281	1,800	5,331
Restructuring expense	3,385	1,218	3,936	1,647

	498,031	335,048	979,621	675,658

Income (loss) from continuing operations before taxes	10,312	(4,025)	24,105	18,225
Provision for U.S. and foreign income taxes	3,033	2,794	7,450	7,906

Income (loss) from continuing operations	7,279	(6,819)	16,655	10,319
Income (loss) from discontinued operations, net of tax of $0	—	12	—	9

Net income (loss)	7,279	(6,807)	16,655	10,328
Noncontrolling interests	(138)	32	(271)	(70)

Net income (loss) attributable to A. Schulman, Inc.	$7,141	$(6,775)	$16,384	$10,258

Weighted-average number of shares outstanding:
Basic	31,091	25,916	31,212	25,880
Diluted	31,181	25,916	31,245	26,346

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income (loss) from continuing operations	$0.23	$(0.26)	$0.52	$0.40
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) attributable to common stockholders	$0.23	$(0.26)	$0.52	$0.40

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income (loss) from continuing operations	$0.23	$(0.26)	$0.52	$0.39
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) attributable to common stockholders	$0.23	$(0.26)	$0.52	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2011	August 31, 2010
	Unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$96,350	$122,754
Accounts receivable, less allowance for doubtful accounts of $10,922 at February 28, 2011 and $13,205 at August 31, 2010	342,405	282,953
Inventories, average cost or market, whichever is lower	268,217	209,228
Prepaid expenses and other current assets	32,860	29,128

Total current assets	739,832	644,063

Other assets:
Deferred charges and other assets	38,922	31,873
Goodwill	93,400	84,064
Intangible assets	78,459	72,352

	210,781	188,289

Property, plant and equipment, at cost:
Land and improvements	32,879	30,891
Buildings and leasehold improvements	167,223	158,076
Machinery and equipment	383,064	357,270
Furniture and fixtures	40,389	37,078
Construction in progress	7,286	4,996

	630,841	588,311
Accumulated depreciation and investment grants of $869 at February 28, 2011 and $744 at August 31, 2010	386,502	349,348

Net property, plant and equipment	244,339	238,963

Total assets	$1,194,952	$1,071,315

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,880	$60,876
Accounts payable	238,303	195,977
U.S. and foreign income taxes payable	8,837	6,615
Accrued payrolls, taxes and related benefits	38,952	46,492
Other accrued liabilities	46,717	41,985

Total current liabilities	338,689	351,945

Long-term debt	192,928	93,834
Pension plans	95,408	86,872
Other long-term liabilities	27,620	25,297
Deferred income taxes	23,495	20,227
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000,000 shares, issued - 47,786,892 shares at February 28, 2011 and 47,690,024 shares at August 31, 2010	47,787	47,690
Other capital	251,292	249,734
Accumulated other comprehensive income	23,017	(6,278)
Retained earnings	526,300	519,649
Treasury stock, at cost, 16,825,652 shares at February 28, 2011 and 16,205,230 at August 31, 2010	(336,277)	(322,777)

Total A. Schulman, Inc. stockholders’ equity	512,119	488,018
Noncontrolling interests	4,693	5,122

Total equity	516,812	493,140

Total liabilities and equity	$1,194,952	$1,071,315

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended February 28,
	2011	2010
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$16,655	$10,328
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	19,703	11,281
Deferred tax provision	(1,923)	(379)
Pension, postretirement benefits and other deferred compensation	3,597	3,305
Net losses (gains) on asset sales	262	(298)
Asset impairment	1,800	5,331
Changes in assets and liabilities:
Accounts receivable	(34,077)	(11,495)
Inventories	(39,331)	(33,281)
Accounts payable	25,958	11,457
Income taxes	3,130	3,681
Accrued payrolls and other accrued liabilities	(7,963)	4,748
Changes in other assets and other long-term liabilities	(4,333)	3,427

Net cash provided from (used in) operating activities	(16,522)	8,105

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(11,060)	(8,608)
Proceeds from the sale of assets	1,139	1,415
Business acquisitions, net of cash acquired	(15,071)	—

Net cash used in investing activities	(24,992)	(7,193)

Provided from (used in) financing activities:
Cash dividends paid	(9,733)	(7,954)
Increase (decrease) in notes payable and long-term debt	(3,204)	(48)
Borrowings on revolving credit facilities	181,000	10,000
Repayments on revolving credit facilities	(141,500)	(5,000)
Payment of debt issuance costs	(2,220)	—
Cash distributions to noncontrolling interests	(700)	—
Common stock issued (redeemed), net	(780)	252
Issuance (purchase) of treasury stock, net	(13,500)	—

Net cash provided from (used in) financing activities	9,363	(2,750)

Effect of exchange rate changes on cash	5,747	(11,233)

Net increase (decrease) in cash and cash equivalents	(26,404)	(13,071)

Cash and cash equivalents at beginning of period	122,754	228,674

Cash and cash equivalents at end of period	$96,350	$215,603

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

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

The results of operations for the three and six months ended February 28, 2011 are not necessarily indicative of the results expected for the year ending August 31, 2011.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, except for the adoption of new accounting pronouncements related to fair value disclosures. The adoption of this accounting pronouncement is discussed in Note 18.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2011 presentation.
(2)	CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $9.8 million as of February 28, 2011 and $18.4 million as of August 31, 2010. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of February 28, 2011 and August 31, 2010, the Company did not hold any short-term investments.

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

The acquisition of ICO presented the Company with an opportunity to expand its presence substantially, especially in the global specialty powders and U.S. masterbatch markets. ICO’s business is complementary to the Company’s business across markets, product lines and geographies. The acquisition of ICO’s operations increased the Company’s presence in the U.S. masterbatch market, gained plants in the high-growth market of Brazil and expanded the Company’s presence in Asia with the addition of several ICO facilities in that region. In Europe, the acquisition added rotomold compounding and size reduction to the Company’s capabilities. It also enables growth in countries where the Company had a limited presence, such as France, Italy and Holland, as well as leverages its existing facilities serving high-growth markets such as Poland, Hungary and Sweden.

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

The merger was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, goodwill and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

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

Mash Indústria e Comércio de Compostos Plásticos LTDA

On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition expanded the Company’s presence in the growing Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. With this acquisition and the acquisition of ICO, which included two facilities in Brazil, the Company is aggressively expanding its presence in that market and enhancing its ability to serve customers. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements for the period from the closing date, November 3, 2010, and are reported in the Americas segment.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for in accordance with the FASB revised accounting standard for business combinations. The accounting guidance for business combinations results in a new basis of accounting reflecting the estimated fair values for assets acquired and liabilities assumed. The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were preliminarily recorded at their estimated fair values of $8.4 million and $6.5 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $7.2 million related to a trade name and customer relationships are being amortized over their estimated useful lives of 3 and 15 years, respectively. Goodwill of $6.1 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. Goodwill largely consists of expected synergies resulting from the acquisition. None of the goodwill associated with this transaction will be deductible for income tax purposes. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, contingent consideration liabilities, long-term debt, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company is not aware of any triggers which would require a goodwill impairment test as of February 28, 2011. The carrying amount of goodwill by segment for the Company was as follows:

	Europe, Middle
	East and Africa	Americas	Total
	(In thousands)
Balance as of August 31, 2010	$28,130	$55,934	$84,064
Acquisition	—	6,174	6,174
Adjustments to fair value of net assets acquired	319	234	553
Translation effect	2,201	408	2,609

Balance as of February 28, 2011	$30,650	$62,750	$93,400

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes intangible assets with determinable useful lives by major category:

	February 28, 2011			August 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Customer related intangibles	$58,625	$(4,491)	$54,134	$50,035	$(1,742)	$48,293
Developed technology	14,659	(2,892)	11,767	14,018	(1,925)	12,093
Registered trademarks	13,404	(846)	12,558	12,271	(305)	11,966

Total finite-lived intangible assets	$86,688	$(8,229)	$78,459	$76,324	$(3,972)	$72,352

(5)	DISCONTINUED OPERATIONS

During fiscal 2010, the Company completed the closure of the Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment and are now reflected as discontinued operations for the periods presented. The remaining assets of Invision, primarily machinery and equipment, are considered held for sale as of February 28, 2011. These assets are included in the Company’s consolidated balance sheet in property, plant and equipment. The Company expects minimal charges related to the disposal of the equipment in fiscal 2011.

The following summarizes the results for discontinued operations for the three and six months ended February 28, 2011 and 2010. The income (loss) from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Net sales	$—	$—	$—	$9

Income (loss) from operations	$—	$12	$—	$8
Other income (expense)	—	—	—	1

Income (loss) from discontinued operations	$—	$12	$—	$9

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost (income) for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Net periodic pension cost (income) recognized included the following components:
Service cost	$860	$531	$1,705	$1,081
Interest cost	1,182	1,118	2,343	2,276
Expected return on plan assets	(302)	(235)	(599)	(475)
Net actuarial loss and net amortization of prior service cost and transition obligation	420	93	832	188

Net periodic benefit cost	$2,160	$1,507	$4,281	$3,070

Postretirement benefit cost (income) included the following components:
Service cost	$7	$7	$15	$15
Interest cost	187	191	373	382
Net amortization of prior service cost (credit) and unrecognized loss	(86)	(139)	(172)	(278)

Net periodic benefit cost	$108	$59	$216	$119

(7)	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the six months ended February 28, 2011 is as follows:

			Accumulated
			Other
	Common	Other	Comprehensive	Retained	Treasury	Noncontrolling	Total
	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Equity
	Unaudited
	(In thousands, except per share data)
Balance at September 1, 2010	$47,690	$249,734	$(6,278)	$519,649	$(322,777)	$5,122	$493,140
Comprehensive income (loss):
Net income (loss)				16,384		271
Foreign currency translation gain (loss)			28,402
Amortization of unrecognized transition obligations, actuarial losses and prior service costs (credits), net			893
Total comprehensive income (loss)							45,950
Cash dividends paid or accrued:
Common stock, $0.31 per share				(9,733)			(9,733)
Cash distributions to noncontrolling interests						(700)	(700)
Purchase of treasury stock					(13,591)		(13,591)
Issuance of treasury stock		6			91		97
Stock options exercised	12	202					214
Restricted stock issued, net of forfeitures	130	(130)					—
Redemption of common stock to cover tax withholdings	(45)	(955)					(1,000)
Amortization of restricted stock		2,435					2,435

Balance at February 28, 2011	$47,787	$251,292	$23,017	$526,300	$(336,277)	$4,693	$516,812

(9)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) for the three and six months ended February 28, 2011 and 2010 was as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$7,279	$(6,807)	$16,655	$10,328
Foreign currency translation gain (loss)	21,145	(26,323)	28,402	(13,448)
Amortization of unrecognized transition obligations, actuarial losses and prior services costs (credits), net	187	(45)	893	(89)

Total comprehensive income (loss)	28,611	(33,175)	45,950	(3,209)
Comprehensive (income) loss attributable to noncontrolling interests	(138)	32	(271)	(70)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$28,473	$(33,143)	$45,679	$(3,279)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation gains or losses are recorded as other comprehensive income (loss) and accumulated in the Company’s stockholders’ equity. The foreign currency translation gains in comprehensive income (loss) totaled $21.1 million and $28.4 million for the three and six months ended February 28, 2011, respectively, and were due primarily to the significant increase in the value of the euro as well as increases in other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

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
The following table presents information about the Company’s assets and liabilities recorded at fair value as of February 28, 2011 in the Company’s consolidated balance sheet:

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Total Measured	for Identical	Observable Inputs	Unobservable
	at Fair Value	Assets (Level 1)	(Level 2)	Inputs (Level 3)
	(In thousands)
Assets:
Cash	$86,565	$86,565	$—	$—
Cash equivalents	9,785	9,785	—	—
Derivative assets, net	3	—	3	—

Total assets at fair value	$96,353	$96,350	$3	$—

Liabilities:
None	$—	$—	$—	$—

Total liabilities at fair value	$—	$—	$—	$—

The fair value of cash and cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks.

The Company enters into forward foreign exchange contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. The total contract value of forward foreign exchange contracts outstanding as of February 28, 2011 was $17.7 million. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of operations. The Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments as of February 28, 2011. The forward foreign exchange contracts are entered into with creditworthy multinational banks. The fair value of the Company’s forward foreign exchange contracts was less than $0.1 million as of February 28, 2011 and August 31, 2010 and was recognized in other accrued liabilities.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information presents the supplemental fair value information about long-term fixed-rate debt as of February 28, 2011. The Company’s long-term fixed-rate debt was primarily issued in euros.

	February 28, 2011	August 31, 2010
	(In millions)
Carrying value of long-term fixed-rate debt	$69.6	$63.8
Fair value of long-term fixed-rate debt	$70.7	$67.2

The fair value was calculated using discounted future cash flows. The increase in fair value is primarily related to an increase in foreign currency translation offset by an increase in quoted market interest rates. The carrying value of the Company’s variable-rate debt approximates fair value.

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On February 28, 2011, there were approximately 0.4 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creations Rewards Plan (“2010 Rewards Plan”). The 2010 Rewards Plan became effective upon approval from the Company’s stockholders and a total of 1,375,000 shares of common stock may be issued under the 2010 Rewards Plan. There have been no grants made from the 2010 Rewards Plan.

A summary of stock options is as follows:

	Outstanding Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at August 31, 2010	265,262	$19.77
Granted	—	$—
Exercised	(12,334)	$17.38
Forfeited and expired	(9,000)	$16.09

Outstanding at February 28, 2011	243,928	$20.03

Exercisable at February 28, 2011	243,928	$20.03

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value for stock options exercisable as of February 28, 2011 was $0.7 million with a remaining term for options exercisable of approximately 2.5 years. For stock options outstanding as of February 28, 2011, exercise prices range from $13.99 to $24.69. The weighted-average remaining contractual life for options outstanding as of February 28, 2011 was approximately 2.5 years. All 243,928 outstanding and exercisable stock options are fully vested as of February 28, 2011. There were no grants of stock options during the six months ended February 28, 2011 and 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. The following table summarizes the outstanding time-based restricted stock awards and time-based stock-settled restricted stock units (combined referred to as “restricted shares”) and weighted-average fair market value:

		Weighted-Average
	Outstanding	Fair Market Value
	Restricted Shares	(per share)
Outstanding at August 31, 2010	153,849	$20.12
Granted	60,847	$21.28
Vested	(70,672)	$19.86
Forfeited	(11,743)	$18.83

Outstanding at February 28, 2011	132,281	$20.90

During the six months ended February 28, 2011 and 2010, the Company granted 60,847 and 83,176 time-based restricted shares, respectively. Restrictions on these restricted shares lapse ratably over a three-year period and were valued at the fair market value on the date of grant. Restricted shares earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock award.

The Company also grants awards with market and performance vesting conditions. In the table below, the Company summarizes all awards which include market-based and performance-based restricted stock awards and performance shares.

		Weighted-Average
	Outstanding	Fair Market Value
	Performance-Based Awards	(per share)
Outstanding at August 31, 2010	705,154	$13.91
Granted	364,998	$14.84
Vested	(61,232)	$13.25
Forfeited	(134,152)	$13.28

Outstanding at February 28, 2011	874,768	$14.44

The Company granted 364,998 and 272,568 performance shares during six months ended February 28, 2011 and 2010, respectively. Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of February 28, 2011 are 477,566 performance shares which earn dividends throughout the vesting period and 397,202 performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share award. Performance shares granted during fiscal 2008 which would have vested during the six months ended February 28, 2011 that did not meet the performance vesting conditions were forfeited.

The performance-based awards in the table above include 618,820 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 255,948 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the performance shares granted during the six months ended February 28, 2011 using a Monte Carlo simulation used the following weighted-average assumptions:

Weighted-average Assumption
Dividend yield	2.91%
Expected volatility	47.00%
Risk-free interest rate	1.05%
Correlation	60.00%

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested share-based compensation arrangements as of February 28, 2011 was approximately $10.9 million. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

As of February 28, 2011, the Company had 20,000 stock-settled restricted stock units outstanding which were fully vested as of the grant date. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards do earn dividends during the restriction period; however, they do not have voting rights until released from restriction. These awards are treated as equity awards and have a grant date fair value based on the award grant date of $13.61 per award. There were no grants of fully vested stock-settled restricted stock units during the six months ended February 28, 2011 or 2010.

The Company had approximately 113,000 and 184,000 cash-settled restricted stock units outstanding with various vesting periods and criteria as of February 28, 2011 and 2010, respectively. There were no cash-settled restricted stock units granted during the three months ended February 28, 2011 and 2010. The cash-settled restricted stock units outstanding have either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit is equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earn dividends during the vesting period. Cash-settled restricted stock units are settled only in cash at the vesting date and therefore are treated as a liability award. The Company records a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date; and (b) accrued dividends on the units. In addition, the liability is adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units. As a result of these mark-to-market adjustments, these restricted stock units introduce volatility into the Company’s consolidated statements of operations.

The Company had approximately $3.6 million cash-based awards, which are treated as liability awards, outstanding as of February 28, 2011. These awards were granted to foreign employees. Such awards include approximately $0.4 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million are performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

In fiscal 2010, the Company’s board of directors and stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the ESPP and credited to each participant’s account at the end of each calendar quarter, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The ESPP is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in the ESPP. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in the ESPP. The Company recorded minimal expense related to the ESPP during the first six months of fiscal 2011. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, the Company granted non-employee directors 35,000 shares of unrestricted common stock. The Company recorded compensation expense for this grant of approximately $0.8 million for the three and six months ended February 28, 2011.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Restricted stock awards, unrestricted stock awards and performance-based awards	$1,532	$1,677	$2,435	$2,335
Cash-settled restricted stock units	290	1,390	665	810
Cash-based awards	60	486	148	288

Total stock-based compensation	$1,882	$3,553	$3,248	$3,433

(12)	EARNINGS PER SHARE

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

The difference between basic and diluted weighted-average shares of common stock results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Weighted-average shares outstanding:
Basic	31,091	25,916	31,212	25,880
Incremental shares from stock options	32	—	27	32
Incremental shares from restricted stock	58	—	6	434

Diluted	31,181	25,916	31,245	26,346

For the three months ended February 28, 2011 and 2010, respectively, there were approximately 0.1 million and 0.7 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive. Additionally, there were approximately 0.1 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding for the six months ended February 28, 2011 and 2010 because inclusion would have been anti-dilutive.

(13)	SEGMENT INFORMATION

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Net sales to unaffiliated customers
EMEA	$356,533	$247,374	$703,215	$519,317
Americas	118,550	69,228	233,671	145,557
APAC	33,260	14,421	66,840	29,009

Total net sales to unaffiliated customers	$508,343	$331,023	$1,003,726	$693,883

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Segment gross profit
EMEA	$47,487	$41,525	$95,572	$92,126
Americas	15,911	7,694	32,386	17,656
APAC	3,376	2,118	7,938	4,781

Total segment gross profit	66,774	51,337	135,896	114,563

Asset write-downs	—	—	—	(69)
Inventory step-up	(162)	—	(283)	—

Total gross profit	$66,612	$51,337	$135,613	$114,494

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Segment operating income
EMEA	$21,722	$9,235	$41,124	$34,459
Americas	3,340	216	7,199	3,088
APAC	384	564	2,192	1,678

Total segment operating income	25,446	10,015	50,515	39,225
Corporate and other	(7,788)	(6,021)	(15,759)	(10,490)
Interest expense, net	(1,451)	(938)	(2,536)	(1,739)
Foreign currency transaction gains (losses)	(667)	180	(1,338)	77
Other income (expense)	433	659	437	1,886
Asset write-downs	(1,800)	(5,281)	(1,800)	(5,400)
Costs related to acquisitions	(314)	(1,421)	(1,195)	(3,687)
Restructuring related	(3,385)	(1,218)	(3,936)	(1,647)
Inventory step-up	(162)	—	(283)	—

Income (loss) from continuing operations before taxes	$10,312	$(4,025)	$24,105	$18,225

Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The amount and percentage of consolidated sales for these product families for the three and six months ended February 28, 2011 and 2010 are as follows:

	Three months ended February 28,
	2011		2010
		(In thousands, except for %’s)
Masterbatch	$204,078	40%	$145,708	44%
Engineered plastics	123,015	24	103,536	31
Specialty powders	86,286	17	6,031	2
Distribution	94,964	19	75,748	23

	$508,343	100%	$331,023	100%

	Six months ended February 28,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$404,377	40%	$306,003	44%
Engineered plastics	247,053	25	226,188	33
Specialty powders	176,362	18	12,369	2
Distribution	175,934	17	149,323	21

	$1,003,726	100%	$693,883	100%

(14)	INCOME TAXES

At February 28, 2011, the Company’s gross unrecognized tax benefits totaled $3.9 million. If recognized, approximately $2.8 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At February 28, 2011, the Company had $0.6 million of accrued interest and penalties on unrecognized tax benefits.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2007 onward and in Belgium from fiscal 2008 onward. The Company is open to potential examinations from fiscal 2005 onward for most other foreign jurisdictions.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

The income (loss) from discontinued operations in fiscal 2010 does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 28, 2011 and 2010 is as follows:

	Three months ended		Three months ended
	February 28, 2011		February 28, 2010
		(In thousands, except for %’s)
Statutory U.S. tax rate	$3,609	35.0%	$(1,409)	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,044)	(39.2)	(3,300)	82.0
U.S. and foreign losses with no tax benefit	2,338	22.7	3,813	(94.7)
U.S. restructuring and other U.S. unusual charges with no benefit	833	8.1	2,529	(62.8)
Italy valuation allowance	—	—	984	(24.5)
Establishment (resolution) of uncertain tax positions	(25)	(0.2)	23	(0.6)
Other	322	3.0	154	(3.8)

Total income tax expense (benefit)	$3,033	29.4%	$2,794	(69.4)%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 28, 2011 and 2010 is as follows:

	Six months ended		Six months ended
	February 28, 2011		February 28, 2010
		(In thousands, except for %’s)
Statutory U.S. tax rate	$8,437	35.0%	$6,379	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(7,030)	(29.2)	(8,639)	(47.4)
U.S. and foreign losses with no tax benefit	4,335	18.0	5,532	30.4
U.S. restructuring and other U.S. unusual charges with no benefit	1,208	5.0	3,351	18.4
Italy valuation allowance	—	—	984	5.4
Establishment (resolution) of uncertain tax positions	(13)	(0.1)	23	0.1
Other	513	2.2	276	1.5

Total income tax expense (benefit)	$7,450	30.9%	$7,906	43.4%

The effective tax rate for the three months ended February 28, 2011 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. As compared with the effective rate for the three months ended February 28, 2010, the current quarter’s effective rate is driven by a decrease in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefits.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for the six months ended February 28, 2011 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. As compared with the effective rate for the six months ended February 28, 2010, the effective rate for the six months ended February 28, 2011 is driven by a decrease in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefit.

(15)	RESTRUCTURING
Italy and Australia Plans

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova, Italy facility are expected to be relocated by early calendar 2012. Also on February 8, 2011, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia specialty powders facility to its Brisbane, Australia facility. In Australia, approximately 30 to 40 jobs will be eliminated. The region will continue to be served by the Company’s Brisbane, Australia facility and Asian facilities in Malaysia, Indonesia, China and a soon-to-be constructed India plant. The consolidation in Braeside resulted, primarily, from the ongoing deterioration of the Australian rotomolding business.

The Company recorded pretax restructuring expense of $3.1 million during the three and six months ended February 28, 2011 primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of February 28, 2011, the Company has $2.1 million accrued for employee-related costs. The Company anticipates additional pretax cash charges of approximately $2.0 million to $3.0 million and approximately $7.0 million to $8.0 million of non-cash pre-tax charges over the next several quarters into fiscal 2012.

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded $0.1 million of pretax restructuring costs for employee-related costs for the three and six months ended February 28, 2011. As of February 28, 2011, the Company has $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan into fiscal 2012 as the realignment of capacity is finalized.

ICO Merger Plan

In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.1 million and $0.4 million primarily in pretax employee-related costs during the three and six months ended February 28, 2011, respectively, related to the integration of the ICO merger. The Company has less than $0.1 million remaining accrued for the ICO merger plan as of February 28, 2011, to be paid in the third quarter of fiscal 2011. The Company expects minimal remaining charges to be incurred into late fiscal 2011.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which was a plant in the Americas segment. The Company recorded pretax restructuring expenses of $0.3 million and $0.4 million during the three and six months ended February 28, 2011, respectively, primarily for employee-related costs associated with the closure. As of February 28, 2011, less than $0.1 million remains accrued which the Company expects to pay during the third quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010. The Company expects minimal additional charges related to this initiative to be recognized primarily during fiscal 2011 as it completes the shutdown procedures.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the Americas segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the Americas segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Gorla Maggiore, Italy plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.

The Company recorded minimal charges related to the fiscal 2009 initiatives during the three months ended February 28, 2011. The Company recorded employee-related costs of $0.3 million and contract termination and other restructuring costs of $0.1 million related to the fiscal 2009 initiatives during the three months ended February 28, 2010. The Company recorded employee-related costs of $0.5 million and contract termination and other restructuring costs of $0.3 million related to the fiscal 2009 initiatives during the six months ended February 28, 2010. All restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA segment.

The Company has no remaining accrual as of February 28, 2011 related to the fiscal 2009 initiatives and does not expect any future payments or charges. The Company’s charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.

Fiscal 2008 Plan

In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the Americas segment. The Company completed the sales of the Orange, Texas facility in March 2008 and the St. Thomas, Ontario facility in June 2010.

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010.

The Company recorded minimal charges related to the fiscal 2008 initiatives during the three and six months ended February 28, 2011 and 2010. The Company has less than $0.1 million remaining accrued for employee-related costs as of February 28, 2011 related to the fiscal 2008 initiatives, which is expected to be paid during fiscal 2011.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the liabilities as of February 28, 2011 related to the Company’s restructuring plans.

	Accrual Balance	Fiscal 2011	Fiscal 2011	Accrual Balance
	August 31, 2010	Charges	Paid	February 28, 2011
	(In thousands)
Employee-related costs	$2,011	$3,718	$(3,283)	$2,446
Other costs	267	218	(452)	33
Translation effect	(47)	—	—	15

Restructuring charges	$2,231	$3,936	$(3,735)	$2,494

(16)	ASSET IMPAIRMENT

The Company recorded asset impairment charges of $1.8 million for the three and six months ended February 28, 2011. A long-lived asset held for sale was written down to its estimated fair value of $2.0 million resulting in an asset impairment charge of $1.8 million, which was recorded in the second quarter of fiscal 2011. The asset’s estimated fair value was determined as the estimated sales value of the asset less associated costs to sell the asset and was determined based on Level 3 inputs obtained from a third-party purchase offer.

During the three months and six months ended February 28, 2010, the Company recorded $5.3 million of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell and was determined using Level 3 inputs based on information provided by a third-party real estate valuation source. The fair value of the machinery and equipment was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.

(17)	DEBT REFINANCING

The Company entered into a Credit Agreement as of January 7, 2011 to replace the $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides for an aggregate revolving loan facility (the “Revolving Facility”) in the principal amount of $300 million comprised of a U.S. tranche revolving loan of up to $250 million, a foreign tranche revolving loan of up to $45 million, and a Malaysian tranche revolving loan of up to $5 million. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of February 28, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 28, 2011. The Revolving Facility matures on January 7, 2016. Outstanding borrowings under the credit facility were reclassified from short-term debt to long-term debt under the Revolving Facility upon execution of the credit agreement. As of February 28, 2011, the Company had a balance of $93.0 million under the Revolving Facility

(18)	ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The new rules also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. Adoption of this guidance in fiscal 2011 did not impact the Company’s consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The amendments in the update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt the new disclosures effective September 1, 2011. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. The impact on the Company’s disclosures will be dependent on the size of the business combinations consummated subsequent to the adoption of the standard.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires the Company to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the Company must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The Company will adopt the amended guidance effective September 1, 2011. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(19)	SHARE REPURCHASE PROGRAM

The Company has approximately 2.3 million shares authorized by the board of directors to be repurchased under the Company’s current share repurchase program. During the three and six months ended February 28, 2011, the Company repurchased 625,000 shares of its common stock at an average price of $21.75 per share. The Company did not repurchase any shares of its common stock during the three and six months ended February 28, 2010.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company”, “we”, “our”, “ours” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the CODM makes decisions, assesses performance and allocates resources by the following regions: Europe, Middle East and Africa (“EMEA”), the Americas (which includes North America and South America), and Asia Pacific (“APAC”). As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. The Americas segment comprises the former NAMB, NAEP, NARM and Bayshore segments. The Company has approximately 2,900 employees and 33 plants in countries in Europe, North America, Asia, South America and Australia. Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The Company also offers tolling services to customers through its operations in Europe and North America.
On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition expanded the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. With this acquisition and the April 30, 2010 acquisition of ICO, Inc. (“ICO”), which includes two facilities in Brazil, the Company is aggressively expanding its presence in that market and enhancing its ability to serve customers. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements for the period from the closing date, November 3, 2010, and are reported in the Americas segment.
On April 30, 2010, the Company acquired ICO through a merger by and among the Company, ICO and Wildcat Spider, LLC, a wholly-owned subsidiary of the Company, and which is now known as ICO-Schulman, LLC, pursuant to the terms of the December 2, 2009 Merger Agreement. The results of ICO’s operations have been included in the consolidated financial statements since the date of acquisition, April 30, 2010, accordingly, the results for the three and six months ended February 28, 2010 do not include results for the ICO business.
Throughout management’s discussion and analysis, the Company provides operating results by segment exclusive of certain charges such as costs related to acquisitions, unwinding of inventory step-up, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results. Aside from the material impact of these charges, these measures are utilized by management to understand business trends. The following discussion regarding the Company’s performance may refer to the “ICO effect”. The Company defines the “ICO effect” as the results of operations as if the Company owned ICO at the beginning of the first quarter of fiscal 2010. These results exclude one-time charges and acquisition related items discussed above and include an estimate of purchase accounting-related depreciation and amortization expense for each period.

Segment Information
Europe, Middle East and Africa

	Three months ended February 28,				Six months ended February 28,
EMEA	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$356,533	$247,374	$109,159	44.1%	$703,215	$519,317	$183,898	35.4%
Gross profit	$47,487	$41,525	$5,962	14.4%	$95,572	$92,126	$3,446	3.7%
Operating income	$21,722	$9,235	$12,487	135.2%	$41,124	$34,459	$6,665	19.3%
Pounds sold	314,359	244,241	70,118	28.7%	630,840	495,045	135,795	27.4%
Price per pound	$1.134	$1.013	$0.121	11.9%	$1.115	$1.049	$0.066	6.3%
Gross profit per pound	$0.151	$0.170	$(0.019)	-11.2%	$0.151	$0.186	$(0.035)	-18.8%
Gross profit percentage	13.3%	16.8%			13.6%	17.7%
Three months ended February 28, 2011
EMEA sales for the three months ended February 28, 2011 were $356.5 million, an increase of $109.2 million, or 44.1%, compared with the prior-year period. The foreign currency translation effect negatively impacted sales by $8.8 million. Including the ICO effect, sales increased approximately 25% as a result of favorable pricing in most of the segment’s business lines and increased volume of approximately 7% due to improvement in customer demand, primarily in the engineered plastics and specialty powders businesses.
EMEA gross profit was $47.5 million for the three months ended February 28, 2011, an increase from $41.5 million for the same three-month period last year. Foreign currency translation negatively impacted EMEA gross profit by $1.1 million. Including the ICO effect, gross profit increased $1.9 million or approximately 4% primarily due to volume increases. Average selling prices increased approximately 17% compared with the prior year including the ICO effect. During the second quarter of fiscal 2011, the Company was able to pass along most cost increases with the exception of some fixed contract pricing in its engineered plastics business which have yet to reset. The decline in engineered plastics was offset primarily by an increase in gross profit in specialty powders.
EMEA operating income for the three months ended February 28, 2011 was $21.7 million, an increase of $12.5 million, compared with last year. Including the ICO effect, operating income increased $12.1 million. The increase in operating income in fiscal 2011 was due to the increase in gross profit and a decrease in selling, general and administrative expenses of $10.2 million compared with the prior year. The decline in selling, general and administrative expenses was primarily due to a decrease in bad debt expense of $5.8 million, as fiscal 2010 included a large bad debt charge in Europe for a certain customer, and organizational synergies following the ICO acquisition.
Six months ended February 28, 2011
EMEA sales for the six months ended February 28, 2011 were $703.2 million, an increase of $183.9 million or 35.4% compared with the prior year. The increase was due to a volume increase of 27.4% for the first half of fiscal 2011 over last year and a 6.3% improvement in average selling price. The foreign currency translation effect negatively impacted sales by $36.4 million. Including the ICO effect, sales and volume increased approximately 18% and 6%, respectively, primarily due to improvement in customer demand in all business lines. Selling price per pound including the ICO effect increased approximately 12%.
EMEA gross profit was $95.6 million for the six months ended February 28, 2011, an increase of $3.4 million over the same period last year. The increase was due to higher volume partially offset by lower gross profit per pound during the six-month period. Foreign currency translation negatively impacted EMEA gross profit by $5.1 million. Including the ICO effect, gross profit decreased $6.1 million or approximately 6% as the Company was not able to fully pass along raw material cost increases primarily in the engineered plastics business where much of this business is on longer term fixed-price contracts which cause a lag in recovery in cost increases.

EMEA operating income for the six months ended February 28, 2011 was $41.1 million, an increase of $6.7 million compared with last year. Including the ICO effect, operating income increased $4.4 million. The increase in operating income in fiscal 2011 was primarily due to a $10.5 million decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily due to a decline in bad debt expense of $6.9 million, as fiscal 2010 included a large bad debt charge in Europe for a certain customer, and organizational synergies following the ICO acquisition. This was partially offset by increased expenses for a trade show which only occurs every three years.
Americas

	Three months ended February 28,				Six months ended February 28,
Americas	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$118,550	$69,228	$49,322	71.2%	$233,671	$145,557	$88,114	60.5%
Gross profit	$15,911	$7,694	$8,217	106.8%	$32,386	$17,656	$14,730	83.4%
Operating income	$3,340	$216	$3,124	1446.3%	$7,199	$3,088	$4,111	133.1%
Pounds sold	150,550	58,397	92,153	157.8%	304,130	124,196	179,934	144.9%
Price per pound	$0.787	$1.185	$(0.398)	-33.6%	$0.768	$1.172	$(0.404)	-34.5%
Gross profit per pound	$0.106	$0.132	$(0.026)	-19.7%	$0.106	$0.142	$(0.036)	-25.4%
Gross profit percentage	13.4%	11.1%			13.9%	12.1%
Three months ended February 28, 2011
Sales for the Americas for the three months ended February 28, 2011 were $118.6 million, an increase of $49.3 million or 71.2% compared with the prior-year period. Foreign currency translation increased sales by $1.7 million. Including the ICO effect, sales increased approximately 17% for the three-month period. Volume for the quarter was 150.6 million pounds, an increase of approximately 4% from prior year, including the ICO effect. The increase in sales and volume was primarily a result of improvements in the masterbatch business, particularly in the United States.
Gross profit for the Americas was $15.9 million for the three months ended February 28, 2011, an increase of $8.2 million from the comparable period last year. Including the ICO effect, gross profit increased $2.1 million or 15.1% for the three months ended February 28, 2011. Including the ICO effect, gross profit per pound increased approximately 10% for the three months ended February 28, 2011. The increases in gross profit and gross profit per pound were primarily due to the masterbatch business, where the Company was able to maintain margins in light of rising raw material costs.
Operating income for the Americas for the three months ended February 28, 2011 was $3.3 million compared with $0.2 million last year. The $3.1 million increase in profitability was primarily due to an increase in gross profit based on higher volumes. Including the ICO effect, operating income increased $1.2 million. Selling, general and administrative expenses increased $0.9 million due primarily to the formation of the Company’s Americas management team; however, the increase was partially offset by a decline in bad debt expense of $0.8 million.
Six months ended February 28, 2011
Sales for the Americas for the six months ended February 28, 2011 and 2010 were $233.7 million and $145.6 million, respectively, an increase of $88.1 million or 60.5% primarily due to the ICO acquisition. Foreign currency translation increased sales by $3.0 million. Including the ICO effect, sales increased approximately 12% for the six-month period and price per pound increased approximately 9%. Total pounds sold for the six-month period was 304.1 million pounds, an increase of approximately 3% from the prior year including the ICO effect.
Gross profit was $32.4 million for the six months ended February 28, 2011, an increase of $14.7 million from the comparable period last year. Including the ICO effect, gross profit increased $2.6 million or approximately 9% for the six months ended February 28, 2011 and gross profit per pound was up approximately 6%. The increases in gross profit and gross profit per pound were primarily due to the masterbatch and specialty powders businesses.

Operating income for the six months ended February 28, 2011 was $7.2 million compared with $3.1 million last year. Including the ICO effect, operating income increased approximately 6% compared with the prior year, due to the increase in gross profit offset by a $2.2 million increase in selling, general and administrative expenses. The increase is primarily due to the formation of the Company’s Americas management team partially offset by a decline in bad debt expense of $1.2 million.
Asia Pacific

	Three months ended February 28,				Six months ended February 28,
APAC	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$33,260	$14,421	$18,839	130.6%	$66,840	$29,009	$37,831	130.4%
Gross profit	$3,376	$2,118	$1,258	59.4%	$7,938	$4,781	$3,157	66.0%
Operating income	$384	$564	$(180)	-31.9%	$2,192	$1,678	$514	30.6%
Pounds sold	32,353	12,397	19,956	161.0%	66,250	24,987	41,263	165.1%
Price per pound	$1.028	$1.163	$(0.135)	-11.6%	$1.009	$1.161	$(0.152)	-13.1%
Gross profit per pound	$0.104	$0.171	$(0.067)	-39.2%	$0.120	$0.191	$(0.071)	-37.2%
Gross profit percentage	10.2%	14.7%			11.9%	16.5%
Three months ended February 28, 2011
Sales for APAC for the three months ended February 28, 2011 were $33.3 million, an increase of $18.8 million compared with the prior-year period. Including the ICO effect, sales increased approximately 14% as the selling price per pound increased approximately 10% and total pounds sold increased approximately 4% compared with the prior year on strong customer demand. These increases were negatively impacted by the declining water tank market in Australia, where the Company has announced a restructuring of its capacity in this region.
Gross profit for APAC for the three months ended February 28, 2011 was $3.4 million, or 10.4 cents per pound, an increase of $1.3 million compared with last year. Including the ICO effect, gross profit decreased $0.1 million and gross profit per pound declined approximately 7%, primarily due to the negative impact from the declining water tank market in Australia and the Company was not able to fully pass along increased raw material costs.
APAC operating income for the three months ended February 28, 2011 was $0.4 million compared with $0.6 million last year. Including the ICO effect, operating profit decreased by $0.1 million. The decrease in profitability was due to the decrease in gross profit as selling, general and administrative expenses were flat compared with the prior year.
Six months ended February 28, 2011
Sales for APAC for the six months ended February 28, 2011 and 2010 were $66.8 million and $29.0 million, respectively, an increase of $37.8 million or 130.4% due to increased volume offset by lower selling prices per pound. Including the ICO effect, sales increased approximately 7% with the prior year and pounds sold decreased approximately 3%. Volume decreased primarily as a result of the declining water tank market in Australia.
Gross profit for APAC for the six months ended February 28, 2011 was $7.9 million, or 12.0 cents per pound, an increase of $3.2 million compared with last year. Including the ICO effect, gross profit was up $0.4 million and gross profit per pound increased approximately 8%, primarily attributable to improvements in the masterbatch business. The increase was negatively impacted by the declining water tank market in Australia, which occurred primarily in the second quarter of fiscal 2011. The Company has announced restructuring plans in this region in order to right-size capacity to the market.
APAC operating income for the six months ended February 28, 2011 was $2.2 million compared with $1.7 million last year. Including the ICO effect, operating profit increased by $0.6 million. The increase in profitability was due to the increase in gross profit and a decrease of $0.3 million in selling, general and administrative expenses.

Consolidated Results of Operations

	Three months ended February 28,				Six months ended February 28,
Consolidated	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$508,343	$331,023	$177,320	53.6%	$1,003,726	$693,883	$309,843	44.7%
Total segment gross profit	$66,774	$51,337	$15,437	30.1%	$135,896	$114,563	$21,333	18.6%
Pounds sold	497,262	315,035	182,227	57.8%	1,001,220	644,228	356,992	55.4%
Price per pound	$1.022	$1.051	$(0.029)	-2.8%	$1.003	$1.077	$(0.074)	-6.9%
Gross profit per pound	$0.134	$0.163	$(0.029)	-17.8%	$0.136	$0.178	$(0.042)	-23.6%
Gross profit percentage	13.1%	15.5%			13.5%	16.5%
Three months ended February 28, 2011
The increase in consolidated sales for the three months ended February 28, 2011 compared with the prior-year period was primarily due to the impact of the ICO acquisition. Foreign currency translation negatively impacted consolidated sales by $6.7 million. Volume was 497.3 million pounds, up 57.8% from 315.0 million pounds reported last year, of which the ICO acquisition attributed the majority of the increase. Including the ICO effect, sales increased approximately 22% as a result of increases in average selling price per pound and volume of approximately 15% and 6%, respectively. Volumes increased across all the Company’s reporting segments. In addition, on a consolidated basis, all of the Company’s lines of businesses increased volume and selling price per pound as a result of improved customer demand.
Total segment gross profit excluding certain items for the three months ended February 28, 2011 was $66.8 million, compared with $51.3 million last year. Foreign currency translation negatively impacted gross profit by $0.8 million. Including the ICO effect, gross profit for the three months ended February 28, 2011 increased $3.8 million primarily due to the volume increases as discussed in the segment sections above. Overall gross profit per pound was 13.4 cents, which was flat compared with the three months ended February 28, 2010 as increased gross profit per pound in the Americas segment was offset by decreases in EMEA and APAC.
Six months ended February 28, 2011
Consolidated net sales for the six months ended February 28, 2011 increased 44.7% to $1.0 billion. Net sales were negatively impacted 4.7% by the foreign currency translation effect. Volume increased 357.0 million pounds, or 55.4%, compared with the same six-month period last year. The ICO acquisition attributed the majority of the increase. Including the ICO effect, sales increased approximately 16%, due to increases of approximately 11% and 4% in average selling price per pound and volume, respectively. Including the ICO effect, volumes increased in EMEA and the Americas as a result of increases in customer demand.
Total segment gross profit, excluding certain items for the six months ended February 28, 2011 and 2010 was $135.9 million and $114.6 million, respectively, an increase of $21.3 million. The foreign currency translation effect negatively impacted gross profit by $4.6 million. Including the ICO effect, gross profit for the six months ended February 28, 2011 decreased $3.1 million and overall gross profit per pound was down 6.0% primarily due to declines in the EMEA segment as a result of increased raw material costs.

The changes in selling, general and administrative expenses for the three and six months ended February 28, 2011 compared with the three and six months ended February 28, 2010 are summarized as follows:

	Three months ended		Six months ended
	February 28, 2011		February 28, 2011
	$ Increase	% Increase	$ Increase	% Increase
	(decrease)	(decrease)	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$666	1.4%	$12,820	14.3%
Less the effect of foreign currency translation	(393)		(2,860)

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$1,059	2.2%	$15,680	17.5%

The Company’s selling, general and administrative expenses, excluding the effect of foreign currency translation, increased $1.1 million for the three months ended February 28, 2011. The increase is primarily the result of increases in global headcount, as a result of the ICO acquisition. Including the ICO effect and excluding costs related to acquisitions, selling, general and administrative expenses decreased $8.9 million for the three months ended February 28, 2011. The decrease is primarily attributable to a $6.8 million reduction in bad debt expense, as fiscal 2010 included a large bad debt charge in Europe for a certain customer. The decrease is also a result of lower stock-based compensation expense of $1.9 million primarily due to mark-to-market adjustments which had declined significantly in the second quarter of fiscal 2011. Additionally, the Company is realizing selling, general and administrative expense synergies in connection with the integration of acquisitions completed over the previous twelve months.
The Company’s selling, general and administrative expenses, excluding the effect of foreign currency translation, increased $15.7 million for the six months ended February 28, 2011. Including the ICO effect and excluding costs related to acquisitions, selling, general and administrative expenses decreased $6.5 million for the six months ended February 28, 2011. The decrease is primarily attributable to a $7.9 million reduction in bad debt expense, as fiscal 2010 included a large bad debt charge in Europe for a certain customer. Offsetting this decrease was $2.5 million of costs for various consultants to assist the Company with certain global initiatives. These initiatives include the review of the Company’s long-term business strategy, capital structure, process improvements and growth initiatives including continued merger and acquisition activities.
Interest expense increased $0.5 million and $0.7 million for the three and six months ended February 28, 2011, respectively, as compared with the same periods in the prior year due primarily to increases in average outstanding principal balances and higher average interest rates.
The decrease in interest income for six months ended February 28, 2011 as compared with the same period in fiscal 2010 was due primarily to lower average balances for the Company’s cash and cash equivalent accounts. Interest income was about flat for the three months ended February 28, 2011 compared with last year.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.7 million and $1.3 million for the three and six months ended February 28, 2011, respectively, compared with foreign currency transaction gains of $0.2 million and $0.1 million during the three and six months ended February 28, 2010, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Brazilian real, the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the three and six months ended February 28, 2011 was $0.4 million compared with other income of $0.7 million and $1.9 million for the three and six months ended February 28, 2010, respectively. Other income for the six months ended February 28, 2010 includes $1.0 million of income from the cancellation of European supplier distribution agreements.
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
Net income attributable to the Company’s stockholders was $7.1 million for the three months ended February 28, 2011 compared with a net loss of $6.8 million three months ended February 28, 2010. Net income attributable to the Company’s stockholders was $16.4 million and $10.3 million for the six months ended February 28, 2011 and 2010, respectively. Net income was favorably impacted by foreign currency translation of $0.1 million for the three months ended February 28, 2011 and negatively impacted by foreign currency translation of $0.9 million for the six months ended February 28, 2011.
Product Markets
The largest market served by the Company is the packaging market. Other markets include automotive, appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and six months ended February 28, 2011 as compared with the same periods last year are as follows:

	Three months ended February 28, 2011			Three months ended February 28, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	32%	10%	58%	44%	8%	48%
Americas	21%	18%	61%	33%	31%	36%
APAC	46%	0%	54%	77%	0%	23%
Worldwide	30%	11%	59%	43%	13%	44%

	Six months ended February 28, 2011			Six months ended February 28, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	32%	9%	59%	43%	8%	49%
Americas	20%	19%	61%	32%	32%	36%
APAC	45%	0%	55%	78%	0%	22%
Worldwide	30%	11%	59%	42%	13%	45%

Product Family
Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The amount and percentage of consolidated sales for these product families for the three and six months ended February 28, 2011 and 2010 are as follows:

	Three months ended February 28,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$204,078	40%	$145,708	44%
Engineered plastics	123,015	24	103,536	31
Specialty powders	86,286	17	6,031	2
Distribution	94,964	19	75,748	23

	$508,343	100%	$331,023	100%

	Six months ended February 28,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$404,377	40%	$306,003	44%
Engineered plastics	247,053	25	226,188	33
Specialty powders	176,362	18	12,369	2
Distribution	175,934	17	149,323	21

	$1,003,726	100%	$693,883	100%

Capacity
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three and six months ended February 28, 2011 and 2010 is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
EMEA	73%	87%	77%	92%
Americas	62%	66%	63%	71%
APAC	90%	74%	89%	80%
Worldwide	70%	82%	72%	86%
Capacity utilization for the ICO specialty powders operations acquired, specifically in EMEA and the Americas, are generally lower than the Company’s legacy operations; therefore, causing a negative impact on the utilization rates. In the Americas, the decrease in capacity utilization due to ICO was slightly offset by the closing of the Sharon Center, Ohio plant and continued improvement in the utilization of the Akron, Ohio plant. The Company’s APAC segment experienced significantly higher capacity utilization as a result of a rebound in the local Asian markets offset by the Australia operations which experienced particularly low utilization due to the decline in the water tank market. Overall worldwide utilization declined primarily due to the addition of ICO operations offset by utilization improvements as a result of a stable marketplace and successful capacity right-sizing actions taken during fiscal 2010.

Restructurings
Italy and Australia Plans
On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova, Italy facility are expected to be relocated by early calendar 2012. Also on February 8, 2011, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia specialty powders facility to its Brisbane, Australia facility. In Australia, approximately 30 to 40 jobs will be eliminated. The region will continue to be served by the Company’s Brisbane, Australia facility and Asian facilities in Malaysia, Indonesia, China and a soon-to-be constructed India plant. The consolidation in Braeside resulted, primarily, from the ongoing deterioration of the Australian rotomolding business.
The Company recorded pretax restructuring expense of $3.1 million during the three and six months ended February 28, 2011 primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of February 28, 2011, the Company has $2.1 million accrued for employee-related costs. The Company anticipates additional pretax cash charges of approximately $2.0 million to $3.0 million and approximately $7.0 million to $8.0 million of non-cash pre-tax charges over the next several quarters into fiscal 2012.
ASI United Kingdom Plan
On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded $0.1 million of pretax restructuring costs for employee-related costs for the three and six months ended February 28, 2011. As of February 28, 2011, the Company has $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan into fiscal 2012 as the realignment of capacity is finalized.
ICO Merger Plan
In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.1 million and $0.4 million primarily in pretax employee-related costs during the three and six months ended February 28, 2011, respectively, related to the integration of the ICO merger. The Company has less than $0.1 million remaining accrued for the ICO merger plan as of February 28, 2011, to be paid in the third quarter of fiscal 2011. The Company expects minimal remaining charges to be incurred into late fiscal 2011.
North America Masterbatch Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which was a plant in the Americas segment. The Company recorded pretax restructuring expenses of $0.3 million and $0.4 million during the three and six months ended February 28, 2011, respectively, primarily for employee-related costs associated with the closure. As of February 28, 2011, less than $0.1 million remains accrued which the Company expects to pay during the third quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010. The Company expects minimal additional charges related to this initiative to be recognized primarily during fiscal 2011 as it completes the shutdown procedures.
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

The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major European locations implemented a “short work” schedule when necessary and the Americas segment reduced shifts from seven to five days at its Nashville, Tennessee plant. Also in the Americas segment, the Company reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Gorla Maggiore, Italy plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.
The Company recorded minimal charges related to the fiscal 2009 initiatives during the three months ended February 28, 2011. The Company recorded employee-related costs of $0.3 million and contract termination and other restructuring costs of $0.1 million related to the fiscal 2009 initiatives during the three months ended February 28, 2010. The Company recorded employee-related costs of $0.5 million and contract termination and other restructuring costs of $0.3 million related to the fiscal 2009 initiatives during the six months ended February 28, 2010. All restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA segment.
The Company has no remaining accrual as of February 28, 2011 related to the fiscal 2009 initiatives and does not expect any future payments or charges. The Company’s charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.
Fiscal 2008 Plan
In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the Americas segment. The Company completed the sales of the Orange, Texas facility in March 2008 and the St. Thomas, Ontario facility in June 2010.
The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010.
The Company recorded minimal charges related to the fiscal 2008 initiatives during the three and six months ended February 28, 2011 and 2010. The Company has less than $0.1 million remaining accrued for employee-related costs as of February 28, 2011 related to the fiscal 2008 initiatives, which is expected to be paid during fiscal 2011.
The following table summarizes the liabilities as of February 28, 2011 related to the Company’s restructuring plans.

	Accrual Balance	Fiscal 2011	Fiscal 2011	Accrual Balance
	August 31, 2010	Charges	Paid	February 28, 2011
	(In thousands)
Employee-related costs	$2,011	$3,718	$(3,283)	$2,446
Other costs	267	218	(452)	33
Translation effect	(47)	—	—	15

Restructuring charges	$2,231	$3,936	$(3,735)	$2,494

Asset Impairment
The Company recorded asset impairment charges of $1.8 million for the three and six months ended February 28, 2011. A long-lived asset held for sale was written down to its estimated fair value of $2.0 million resulting in an asset impairment charge of $1.8 million, which was recorded in the second quarter of fiscal 2011. The asset’s estimated fair value was determined as the estimated sales value of the asset less associated costs to sell the asset and was determined based on Level 3 inputs obtained from a third-party purchase offer.

During the three and six months ended February 28, 2010, the Company recorded $5.3 million of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell and was determined using Level 3 inputs based on information provided by a third-party real estate valuation source. The fair value of the machinery and equipment was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.
Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 28, 2011 and 2010 is as follows:

	Three months ended		Three months ended
	February 28, 2011		February 28, 2010
		(In thousands, except for %’s)
Statutory U.S. tax rate	$3,609	35.0%	$(1,409)	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,044)	(39.2)	(3,300)	82.0
U.S. and foreign losses with no tax benefit	2,338	22.7	3,813	(94.7)
U.S. restructuring and other U.S. unusual charges with no benefit	833	8.1	2,529	(62.8)
Italy valuation allowance	—	—	984	(24.5)
Establishment (resolution) of uncertain tax positions	(25)	(0.2)	23	(0.6)
Other	322	3.0	154	(3.8)

Total income tax expense (benefit)	$3,033	29.4%	$2,794	(69.4)%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 28, 2011 and 2010 is as follows:

	Six months ended		Six months ended
	February 28, 2011		February 28, 2010
		(In thousands, except for %’s)
Statutory U.S. tax rate	$8,437	35.0%	$6,379	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(7,030)	(29.2)	(8,639)	(47.4)
U.S. and foreign losses with no tax benefit	4,335	18.0	5,532	30.4
U.S. restructuring and other U.S. unusual charges with no benefit	1,208	5.0	3,351	18.4
Italy valuation allowance	—	—	984	5.4
Establishment (resolution) of uncertain tax positions	(13)	(0.1)	23	0.1
Other	513	2.2	276	1.5

Total income tax expense (benefit)	$7,450	30.9%	$7,906	43.4%

The effective tax rate for the three months ended February 28, 2011 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. As compared with the effective rate for the three months ended February 28, 2010, the current quarter’s effective rate is driven by a decrease in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefits.

The effective tax rate for the six months ended February 28, 2011 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges. As compared with the effective rate for the six months ended February 28, 2010, the effective rate for the six months ended February 28, 2011 is driven by a decrease in the effective tax rate impact of U.S. and certain foreign losses from continuing operations and other U.S. charges with no tax benefit.
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
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended February 28, 2011 and 2010. Asset write-downs include asset impairments and accelerated depreciation. Restructuring related costs include restructuring charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the unwinding of the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include realization of certain deferred tax assets as a result of the ICO acquisition.

Three months ended		Asset Write-	Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
February 28, 2011	As Reported	downs	to Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$508,343	$—	$—	$—	$—	$—	$508,343
Cost of sales	441,731	—	—	—	(162)	—	441,569
Selling, general and administrative expenses	49,430	—	(314)	—	—	—	49,116
Interest expense, net	1,451	—	—	—	—	—	1,451
Foreign currency transaction (gains) losses	667	—	—	—	—	—	667
Other (income) expense	(433)	—	—	—	—	—	(433)
Asset impairment	1,800	(1,800)	—	—	—	—	—
Restructuring expense	3,385	—	—	(3,385)	—	—	—

	498,031	(1,800)	(314)	(3,385)	(162)	—	492,370

Income from continuing operations before taxes	10,312	1,800	314	3,385	162	—	15,973
Provision for U.S. and foreign income taxes	3,033	—	—	613	58	—	3,704

Income from continuing operations	7,279	1,800	314	2,772	104	—	12,269
Income (loss) from discontinued operations, net of tax of $0	—	—	—	—	—	—	—

Net income	7,279	1,800	314	2,772	104	—	12,269
Noncontrolling interests	(138)	—	—	—	—	—	(138)

Net income attributable to A. Schulman, Inc.	$7,141	$1,800	$314	$2,772	$104	$—	$12,131

Diluted EPS	$0.23						$0.39

Weighted-average number of shares outstanding -diluted	31,181						31,181

Three months ended		Asset Write-	Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
February 28, 2010	As Reported	downs	to Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$331,023	$—	$—	$—	$—	$—	$331,023
Cost of sales	279,686	—	—	—	—	—	279,686
Selling, general and administrative expenses	48,764	—	(1,421)	—	—	—	47,343
Interest expense, net	938	—	—	—	—	—	938
Foreign currency transaction (gains) losses	(180)	—	—	—	—	—	(180)
Other (income) expense	(659)	—	—	—	—	—	(659)
Asset impairment	5,281	(5,281)	—	—	—	—	—
Restructuring expense	1,218	—	—	(1,218)	—	—	—

	335,048	(5,281)	(1,421)	(1,218)	—	—	327,128

Income (loss) from continuing operations before taxes	(4,025)	5,281	1,421	1,218	—	—	3,895
Provision for U.S. and foreign income taxes	2,794	94	—	135	—	(2,252)	771

Income (loss) from continuing operations	(6,819)	5,187	1,421	1,083	—	2,252	3,124
Income (loss) from discontinued operations, net of tax of $0	12	—	—	—	—	—	12

Net income (loss)	(6,807)	5,187	1,421	1,083	—	2,252	3,136
Noncontrolling interests	32	—	—	—	—	—	32

Net income (loss) attributable to A. Schulman, Inc.	$(6,775)	$5,187	$1,421	$1,083	$—	$2,252	$3,168

Diluted EPS	$(0.26)						$0.12

Weighted-average number of shares outstanding -diluted	25,916						25,916
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the six months ended February 28, 2011 and 2010.

Six months ended		Asset Write-	Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
February 28, 2011	As Reported	downs	to Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$1,003,726	$—	$—	$—	$—	$—	$1,003,726
Cost of sales	868,113	—	—	—	(283)	—	867,830
Selling, general and administrative expenses	102,335	—	(1,195)	—	—	—	101,140
Interest expense, net	2,536	—	—	—	—	—	2,536
Foreign currency transaction (gains) losses	1,338	—	—	—	—	—	1,338
Other (income) expense	(437)	—	—	—	—	—	(437)
Asset impairment	1,800	(1,800)	—	—	—	—	—
Restructuring expense	3,936	—	—	(3,936)	—	—	—

	979,621	(1,800)	(1,195)	(3,936)	(283)	—	972,407

Income from continuing operations before taxes	24,105	1,800	1,195	3,936	283	—	31,319
Provision for U.S. and foreign income taxes	7,450	—	—	729	99	65	8,343

Income from continuing operations	16,655	1,800	1,195	3,207	184	(65)	22,976
Income (loss) from discontinued operations, net of tax of $0	—	—	—	—	—	—	—

Net income	16,655	1,800	1,195	3,207	184	(65)	22,976
Noncontrolling interests	(271)	—	—	—	—	—	(271)

Net income attributable to A. Schulman, Inc.	$16,384	$1,800	$1,195	$3,207	$184	$(65)	$22,705

Diluted EPS	$0.52						$0.73

Weighted-average number of shares outstanding -diluted	31,245						31,245

Six months ended		Asset Write-	Costs Related	Restructuring	Inventory Step	Tax Benefits	Before Certain
February 28, 2010	As Reported	downs	to Acquisitions	Related	-up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$693,883	$—	$—	$—	$—	$—	$693,883
Cost of sales	579,389	(69)	—	—	—	—	579,320
Selling, general and administrative expenses	89,515	—	(3,687)	—	—	—	85,828
Interest expense, net	1,739	—	—	—	—	—	1,739
Foreign currency transaction (gains) losses	(77)	—	—	—	—	—	(77)
Other (income) expense	(1,886)	—	—	—	—	—	(1,886)
Asset impairment	5,331	(5,331)	—	—	—	—	—
Restructuring expense	1,647	—	—	(1,647)	—	—	—

	675,658	(5,400)	(3,687)	(1,647)	—	—	664,924

Income from continuing operations before taxes	18,225	5,400	3,687	1,647	—	—	28,959
Provision for U.S. and foreign income taxes	7,906	115	—	265	—	(2,252)	6,034

Income from continuing operations	10,319	5,285	3,687	1,382	—	2,252	22,925
Income (loss) from discontinued operations, net of tax of $0	9	—	—	—	—	—	9

Net income	10,328	5,285	3,687	1,382	—	2,252	22,934
Noncontrolling interests	(70)	—	—	—	—	—	(70)

Net income attributable to A. Schulman, Inc.	$10,258	$5,285	$3,687	$1,382	$—	$2,252	$22,864

Diluted EPS	$0.39						$0.87

Weighted-average number of shares outstanding -diluted	26,346						26,346

Liquidity and Capital Resources
Net cash used in operations was $16.5 million for the six months ended February 28, 2011 and net cash provided by operations was $8.1 million for the six months ended February 28, 2010, The decrease from last year was primarily due to increases in accounts receivable, inventories and a decline in other liabilities, partially offset by the increase in net income as well as the increase in accounts payables.
The Company’s approximate working capital days are summarized as follows:

	February 28, 2011	August 31, 2010	February 28, 2010
Days in receivables	61	53	57
Days in inventory	56	47	53
Days in payables	45	39	43
Total working capital days	72	61	67
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	February 28, 2011	August 31, 2010	$ Change	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$96.4	$122.8	$(26.4)	-21%
Working capital, excluding cash	$304.8	$169.4	$135.4	80%
Long-term debt	$192.9	$93.8	$99.1	106%
Total debt	$198.8	$154.7	$44.1	29%
Net debt (net cash)*	$102.4	$31.9	$70.5	221%
Total A. Schulman, Inc. stockholders’ equity	$512.1	$488.0	$24.1	5%

*	Total debt less cash and cash equivalents
The Company’s cash and cash equivalents decreased $26.4 million from August 31, 2010. This decrease was driven primarily by the acquisition of Mash for $15.1 million, repurchase of treasury shares totaling $13.5 million, expenditures for capital projects of $11.1 million, dividend payments of $9.7 million and increases in working capital. These uses of cash and cash equivalents were partially offset by increased borrowings.
Working capital, excluding cash, was $304.8 million as of February 28, 2011, an increase of $135.4 million from August 31, 2010. The primary reason for the increase in working capital from August 31, 2010 was the increase in accounts receivable of $59.5 million, the increase in inventory of $59.0 million and a decrease in short term debt of $55.0 million offset by an increase of $42.3 million in accounts payable. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $23.7 million and inventory by $18.0 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $35.8 million, or 12.6%, and inventory increased $41.0 million, or 19.6%. The increase in accounts receivable is primarily due to increased customer demand as general business conditions improved. The increase in inventory is a combination of increased raw material costs and increased tonnage in inventory of approximately 9% in connection with higher customer demand. Accounts payable increased $26.8 million, excluding the impact of foreign currency, a result of the increased inventory purchases to meet customer demand and the Company’s working capital initiative. Short-term debt decreased as the Company refinanced a revolving loan facility that would have matured in the second quarter of fiscal 2011.
Capital expenditures for the six months ended February 28, 2011 were $11.1 million compared with $8.6 million last year. Capital expenditures for both fiscal 2011 and fiscal 2010 relate primarily to various projects in Europe and the Americas.

The Company entered into a Credit Agreement as of January 7, 2011 to replace the $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides for an aggregate revolving loan facility (the “Revolving Facility”) in the principal amount of $300 million comprised of a U.S. tranche revolving loan of up to $250 million, a foreign tranche revolving loan of up to $45 million, and a Malaysian tranche revolving loan of up to $5 million. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of February 28, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 28, 2011. The Revolving Facility matures on January 7, 2016.
Borrowings under the U.S. tranche revolving loan or in any currency other than Euro or Ringgit Malaysia bear interest, at the Company’s option, either at an alternate base rate or a Eurocurrency rate, while borrowings under the foreign tranche revolving loan and the Malaysian tranche revolving loan bear interest at a Eurocurrency rate, in each case adjusted based upon the Company’s total leverage ratio. “Alternate base rate” means the greatest of three separate rates based upon a prime rate, a federal funds rate and an adjusted LIBOR. “Eurocurrency rate” means either an adjusted LIBOR or the rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in the currency in which the relevant borrowing is made.
As of February 28, 2011, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.9 million and borrowings of $93.0 million which is included in long-term debt in the Company’s consolidated balance sheet.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes was $69.6 million as of February 28, 2011. The fair market value of the Euro Notes was $70.7 million as of February 28, 2011.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of February 28, 2011, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 28, 2011.
Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had $77.2 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of February 28, 2011. There was $71.2 million available under these lines of credit as of February 28, 2011. The Company had no uncollateralized short-term lines of credit from domestic banks as of February 28, 2011.

Below summarizes the Company’s available funds as of February 28, 2011 and August 31, 2010.

	February 28, 2011	August 31, 2010
	(In millions)

Revolving/Credit Facility	$300.0	$260.0
Uncollateralized short-term lines of credit — U.S.	$—	$—
Uncollateralized short-term lines of credit — Foreign	$77.2	$37.2

Total gross available funds from credit lines	$377.2	$297.2

Revolving/Credit Facility	$205.1	$204.1
Uncollateralized short-term lines of credit — U.S.	$—	$—
Uncollateralized short-term lines of credit — Foreign	$71.2	$29.9

Total net available funds from credit lines	$276.3	$234.0

Total net available funds from credit lines represents the total gross available funds from credit lines less outstanding borrowings of $99.0 million and $60.8 million as of February 28, 2011 and August 31, 2010, respectively and issued letters of credit of $1.9 million and $2.4 million as of February 28, 2011 and August 31, 2010, respectively. The Company’s availability under its primary credit facility is reduced by these amounts.
The Company’s net debt, defined as debt minus cash, was in a net debt position of $102.4 million and $31.9 million as of February 28, 2011 and August 31, 2010, respectively. The change of $70.5 million was a result of a decrease in cash and cash equivalents of $26.4 million and an increase in total debt of $44.1 million due to the Mash acquisition, dividend payments, share repurchases and working capital needs. Total debt increased as the Company utilized available facilities to fund working capital needs, share repurchases and the acquisition of Mash.
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
During the three and six months ended February 28, 2011, the Company declared and paid quarterly cash dividends of $0.155 and $0.31 per common share, respectively. The total amount of these dividends was $4.8 million and $9.7 million, respectively. Cash has been sufficient to fund the payment of these dividends. On April 1, 2011, the Company’s board of directors declared a regular cash dividend of $0.155 per common share payable May 2, 2011 to stockholders of record on April 20, 2011.
During the three and six months ended February 28, 2011, the Company repurchased 625,000 shares of its common stock at an average price of $21.75 per share. The Company did not repurchase any shares of its common stock during the three and six months ended February 28, 2010. The Company may continue repurchasing common stock under the Company’s current repurchase program through open market repurchases from time to time, subject to market conditions, capital considerations of the Company and compliance with applicable laws. Approximately 2.3 million shares remain available to be repurchased under the Company’s repurchase program.

The Company has foreign currency exposures primarily related to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Polish zloty, Hungarian forint, Brazilian real, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the euro as its functional currency. The change in the value of the U.S. dollar during the six months ended February 28, 2011 increased this account by $28.4 million which was primarily the result of a 9.1% increase in the value of the euro since August 31, 2010 to a spot rate of 1.383 euros to 1 U.S. dollar as of February 28, 2011.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
The Company entered into a Credit Agreement as of January 7, 2011 to replace the $260 million credit facility, which would have matured on February 28, 2011 with a $300 million revolving loan facility as disclosed in the notes to the financial statements. Outstanding borrowings under the credit facility were reclassified from short-term debt to long-term debt under the revolving loan facility upon execution of the credit agreement. As of February 28, 2011, there were no other material changes to the Company’s future contractual obligations as previously reported in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010.
Operating lease information is provided in Footnote 12 to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K on Form 10-K for the year ended August 31, 2010 as there has been no significant changes.
The Company’s outstanding commercial commitments at February 28, 2011 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2011.
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
New Accounting Pronouncements
In January 2010, the FASB issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The new rules also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. Adoption of this guidance in fiscal 2011 did not impact the Company’s consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The amendments in the update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt the new disclosures effective September 1, 2011. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. The impact on the Company’s disclosures will be dependent on the size of the business combinations consummated subsequent to the adoption of the standard.
In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update requires the Company to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the Company must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The Company will adopt the amended guidance effective September 1, 2011. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
The Company acquired ICO and McCann Color during the third quarter of fiscal 2010. The Company has extended the Section 404 compliance program under the Sarbanes-Oxley Act and the applicable rules and regulations under the Act to include ICO and McCann Color. The Company will report on the assessment of the effectiveness of internal controls over financial reporting for the combined operations at August 31, 2011. There were no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Items 1, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.
Item 1A — Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, the Company included a detailed discussion of its risk factors. There are no changes from the risk factors previously disclosed.
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

The Company’s purchases of its common stock under the 2008 repurchase program during the first quarter of fiscal 2011 were as follows:

			Total number of shares	Maximum number of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,906,966
December 1-31, 2010	—	$—	—	2,906,966
January 1-31, 2011	325,000	$21.34	325,000	2,581,966
February 1-28, 2011	300,000	$22.19	300,000	2,281,966

Total	625,000	$21.75	625,000	2,281,966

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2009).

10.1	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).

10.2
Credit Agreement, dated January 7, 2011 by and among A. Schulman, Inc., Courtenay Polymers Pty. Limited, ICO Polymers (Malaysia) Sdn. Bhd., and A. Schulman International Services BVBA and JPMorgan Chase Bank, N.A., as Administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as Global Agent, and other lenders named in the Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.3	Form of Time-Based Restricted Stock Award Agreement for Employees (filed herewith).

10.4	Form of Time-Based Restricted Stock Unit Agreement for Foreign Employees (filed herewith).

10.5	Form of 2011 Whole Share Award Agreement for Non-Employee Directors (filed herewith).

10.6	Form of 2011 Performance Share Award Agreement (ROIC) for Employees (filed herewith).

10.7	Form of 2011 Performance Share Award Agreement (TSR) for Employees (filed herewith).

10.8	Form of 2011 Performance Unit Award Agreement (ROIC) for Foreign Employees (filed herewith).

10.9	Form of 2011 Performance Unit Award Agreement (TSR) for Foreign Employees (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2011	A. Schulman, Inc. (Registrant)

/s/ Donald B. McMillan
Donald B. McMillan, Chief Accounting Officer and Corporate Controller of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)