Form 10-Q
period 2011-05-31
SCHULMAN A INC
filed 2011-07-06
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2011 — 30,837,507

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	Unaudited
	(In thousands, except per share data)

Net sales	$611,142	$420,335	$1,614,868	$1,114,218

Cost of sales	532,254	361,450	1,400,367	940,839
Selling, general and administrative expenses	51,746	43,531	154,081	133,046
Interest expense	1,802	1,159	4,729	3,349
Interest income	(200)	(201)	(591)	(652)
Foreign currency transaction (gains) losses	60	468	1,398	389
Other (income) expense	(1,637)	(269)	(2,074)	(2,155)
Asset impairment	125	300	1,925	5,631
Restructuring expense	1,843	862	5,779	2,509

	585,993	407,300	1,565,614	1,082,956

Income from continuing operations before taxes	25,149	13,035	49,254	31,262
Provision for (benefit from) U.S. and foreign income taxes	6,225	(12,890)	13,675	(4,984)

Income from continuing operations	18,924	25,925	35,579	36,246
Income (loss) from discontinued operations	—	(23)	—	(14)

Net income	18,924	25,902	35,579	36,232
Noncontrolling interests	(170)	(141)	(441)	(211)

Net income attributable to A. Schulman, Inc.	$18,754	$25,761	$35,138	$36,021

Weighted-average number of shares outstanding:
Basic	30,853	27,896	31,092	26,552
Diluted	31,061	28,275	31,289	26,901

Earnings per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$0.61	$0.92	$1.13	$1.36
Income (loss) from discontinued operations	—	—	—	—

Net income attributable to common stockholders	$0.61	$0.92	$1.13	$1.36

Earnings per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$0.60	$0.91	$1.12	$1.34
Income (loss) from discontinued operations	—	—	—	—

Net income attributable to common stockholders	$0.60	$0.91	$1.12	$1.34

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2011	August 31, 2010
	Unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,988	$122,754
Accounts receivable, less allowance for doubtful accounts of $9,998 at May 31, 2011 and $13,205 at August 31, 2010	375,542	282,953
Inventories, average cost or market, whichever is lower	307,733	209,228
Prepaid expenses and other current assets	32,697	29,128

Total current assets	821,960	644,063

Other assets:
Deferred charges and other assets	38,835	31,873
Goodwill	94,407	84,064
Intangible assets	77,696	72,352

Total other assets	210,938	188,289

Property, plant and equipment, at cost:
Land and improvements	31,800	30,891
Buildings and leasehold improvements	169,841	158,076
Machinery and equipment	395,484	357,270
Furniture and fixtures	41,963	37,078
Construction in progress	8,820	4,996

	647,908	588,311
Accumulated depreciation and investment grants of $856 at May 31, 2011 and $744 at August 31, 2010	404,468	349,348

Net property, plant and equipment	243,440	238,963

Total assets	$1,276,338	$1,071,315

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$9,337	$60,876
Accounts payable	276,122	195,977
U.S. and foreign income taxes payable	10,184	6,615
Accrued payroll, taxes and related benefits	42,987	46,492
Other accrued liabilities	45,363	41,985

Total current liabilities	383,993	351,945

Long-term debt	195,356	93,834
Pension plans	99,658	86,872
Other long-term liabilities	28,139	25,297
Deferred income taxes	23,065	20,227
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized — 75,000,000 shares, issued — 47,795,184 shares at May 31, 2011 and 47,690,024 shares at August 31, 2010	47,795	47,690
Other capital	252,851	249,734
Accumulated other comprehensive income (loss)	37,560	(6,278)
Retained earnings	540,228	519,649
Treasury stock, at cost, 16,861,491 shares at May 31, 2011 and 16,205,230 at August 31, 2010	(337,170)	(322,777)

Total A. Schulman, Inc. stockholders’ equity	541,264	488,018
Noncontrolling interests	4,863	5,122

Total equity	546,127	493,140

Total liabilities and equity	$1,276,338	$1,071,315

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2011	2010
	Unaudited
	(In thousands)
Provided from (used in) operating activities:
Net income	$35,579	$36,232
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	30,413	17,492
Deferred tax provision	(1,550)	(21,486)
Pension, postretirement benefits and other deferred compensation	5,701	3,083
Net gains on asset sales	(775)	(230)
Asset impairment	1,925	5,635
Changes in assets and liabilities:
Accounts receivable	(55,523)	(40,703)
Inventories	(70,246)	(56,429)
Accounts payable	55,893	29,237
Income taxes	6,189	3,433
Accrued payrolls and other accrued liabilities	(7,869)	1,342
Changes in other assets and other long-term liabilities	(5,710)	(2,649)

Net cash used in operating activities	(5,973)	(25,043)

Provided from (used in) investing activities:
Expenditures for property, plant and equipment	(18,362)	(13,890)
Proceeds from the sale of assets	7,041	1,713
Business acquisitions, net of cash acquired	(15,071)	(99,223)

Net cash used in investing activities	(26,392)	(111,400)

Provided from (used in) financing activities:
Cash dividends paid	(14,559)	(11,970)
Increase (decrease) in notes payable	(3,475)	995
Repayments on long-term debt	(21)	(19,260)
Borrowings on revolving credit facilities	213,000	75,500
Repayments on revolving credit facilities	(170,250)	(32,500)
Payment of debt issuance costs	(2,220)	—
Cash distributions to noncontrolling interests	(700)	—
Common stock issued (redeemed), net	(382)	3,100
Issuance (purchase) of treasury stock, net	(14,393)	—

Net cash provided from financing activities	7,000	15,865

Effect of exchange rate changes on cash	8,599	(16,319)

Net decrease in cash and cash equivalents	(16,766)	(136,897)

Cash and cash equivalents at beginning of period	122,754	228,674

Cash and cash equivalents at end of period	$105,988	$91,777

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

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

The results of operations for the three and nine months ended May 31, 2011 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2011.

The accounting policies for the periods presented are the same as described in Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, except for the adoption of the new accounting pronouncement related to fair value disclosures. The adoption of this accounting pronouncement is discussed in Note 18.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2011 presentation.
(2)	CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $12.3 million as of May 31, 2011 and $18.4 million as of August 31, 2010. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management continues to monitor the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of May 31, 2011 and August 31, 2010, the Company did not hold any short-term investments.

(3)	BUSINESS ACQUISITIONS
McCann Color, Inc.

On March 1, 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for $8.8 million in cash. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The acquisition complements the Company’s existing North American masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas. The results of operations from the McCann Color acquisition are included in the accompanying consolidated financial statements for the period from the acquisition date, March 1, 2010, and are reported in the Americas segment.

The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $2.0 million and $0.6 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $4.0 million related to intellectual property and customer relationships are being amortized over their estimated useful lives of 15 years. Goodwill of $3.4 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. None of the goodwill associated with this transaction is deductible for income tax purposes. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,577
Accounts receivable	66,935
Inventories	46,363
Prepaid expenses and other current assets	10,716
Property, plant and equipment	96,914
Intangible assets	71,126
Other long-term assets	4,712

Total assets acquired	$311,343

Current maturites of long-term debt and notes payable	$12,776
Accounts payable	39,423
Other accrued liabilities	28,656
Long-term debt	14,494
Deferred income taxes	42,827
Pension plans	3,285
Other long-term liabilities	2,510

Total liabilities assumed	$143,971

Net identifiable assets acquired	$167,372
Goodwill	70,279

Net assets acquired	$237,651

The Company recorded acquired intangible assets of $71.1 million. These intangible assets include customer related intangibles of $48.5 million with estimated useful lives of 19 years, developed technology of $10.1 million with estimated useful lives of 11 years, and trademarks and trade names of $12.5 million with estimated useful lives ranging between 5 and 20 years.

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition. Goodwill largely consists of expected synergies resulting from the acquisition. The Company anticipates that the transaction will produce run-rate synergies by the end of fiscal 2011, resulting from the consolidation and centralization of global purchasing activities, tax benefits, and elimination of duplicate corporate administrative costs. Goodwill as of April 30, 2010 was allocated by segment as follows (in thousands):

Europe, Middle East and Africa	$17,491
Americas	52,788

Total goodwill	$70,279

None of the goodwill associated with this transaction is deductible for income tax purposes.
The estimated fair value of accounts receivable acquired was $66.9 million with the gross contractual amount being $70.3 million.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were preliminarily recorded at their estimated fair values of $8.4 million and $6.6 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $7.2 million related to a trade name and customer relationships are being amortized over their estimated useful lives of 3 and 15 years, respectively. Goodwill of $6.2 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. Goodwill largely consists of expected synergies resulting from the acquisition. None of the goodwill associated with this transaction is deductible for income tax purposes. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, contingent consideration liabilities, long-term debt, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to review goodwill and indefinite-lived intangible assets at least annually for impairment. Goodwill impairment is tested at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company is not aware of any triggers which would require a goodwill impairment test as of May 31, 2011. The carrying amount of goodwill by segment for the Company was as follows:

	Europe, Middle
	East and Africa	Americas	Total
	(In thousands)
Balance as of August 31, 2010	$28,130	$55,934	$84,064
Acquisition	—	6,220	6,220
Adjustments to fair value of net assets acquired	319	262	581
Translation effect	2,833	709	3,542

Balance as of May 31, 2011	$31,282	$63,125	$94,407

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes intangible assets with determinable useful lives by major category:

	May 31, 2011			August 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Customer related intangibles	$59,549	$(5,977)	$53,572	$50,035	$(1,742)	$48,293
Developed technology	14,802	(3,265)	11,537	14,018	(1,925)	12,093
Registered trademarks	13,743	(1,156)	12,587	12,271	(305)	11,966

Total finite-lived intangible assets	$88,094	$(10,398)	$77,696	$76,324	$(3,972)	$72,352

The amortization of intangible assets for the three months ended May 31, 2011 and 2010 was $2.0 million and $0.7 million, respectively. For the nine months ended May 31, 2011 and 2010, the amortization of intangible assets was $5.8 million and $0.7 million, respectively.

(5)	DISCONTINUED OPERATIONS

During fiscal 2010, the Company completed the closure of the Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment and are now reflected as discontinued operations for the periods presented. The remaining assets of Invision, primarily machinery and equipment, are considered held for sale as of May 31, 2011. These assets are included in the Company’s consolidated balance sheet in property, plant and equipment.

The following summarizes the results for discontinued operations for the three and nine months ended May 31, 2011 and 2010. The income (loss) from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Net sales	$—	$—	$—	$10

Income (loss) from operations	$—	$(23)	$—	$(15)
Other income (expense)	—	—	—	1

Income (loss) from discontinued operations	$—	$(23)	$—	$(14)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)	PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits are shown below.

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Net periodic pension cost included the following components:
Service cost	$910	$499	$2,615	$1,580
Interest cost	1,242	1,055	3,585	3,331
Expected return on plan assets	(312)	(220)	(911)	(695)
Net actuarial loss and net amortization of prior service cost	441	89	1,273	277

Net periodic benefit cost	$2,281	$1,423	$6,562	$4,493

Postretirement benefit cost included the following components:
Service cost	$8	$7	$23	$22
Interest cost	187	191	560	574
Net amortization of prior service cost (credit)	(86)	(139)	(258)	(418)

Net periodic benefit cost	$109	$59	$325	$178

(7)	CONTINGENCIES

The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the nine months ended May 31, 2011 is as follows:

			Accumulated
			Other
	Common	Other	Comprehensive	Retained	Treasury	Noncontrolling	Total
	Stock	Capital	Income (Loss)	Earnings	Stock	Interests	Equity
	Unaudited
	(In thousands, except per share data)
Balance at September 1, 2010	$47,690	$249,734	$(6,278)	$519,649	$(322,777)	$5,122	$493,140
Comprehensive income
Net income				35,138		441
Foreign currency translation gain (loss)			42,776
Actuarial loss and amortization of prior service costs, net			1,062
Total comprehensive income							79,417
Cash dividends paid or accrued:
Common stock, $0.465 per share				(14,559)			(14,559)
Cash distributions to noncontrolling interests						(700)	(700)
Purchase of treasury stock					(14,525)		(14,525)
Issuance of treasury stock		17			132		149
Stock options exercised	34	600					634
Restricted stock issued, net of forfeitures	118	(118)					—
Redemption of common stock to cover tax withholdings	(47)	(986)					(1,033)
Amortization of restricted stock		3,604					3,604

Balance at May 31, 2011	$47,795	$252,851	$37,560	$540,228	$(337,170)	$4,863	$546,127

(9)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss) for the three and nine months ended May 31, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income (loss):
Net income	$18,924	$25,902	$35,579	$36,232
Foreign currency translation gain (loss)	14,374	(23,107)	42,776	(36,555)
Actuarial loss and amortization of prior service costs, net	169	(589)	1,062	(678)

Total comprehensive income (loss)	33,467	2,206	79,417	(1,001)
Comprehensive (income) loss attributable to noncontrolling interests	(170)	(141)	(441)	(211)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$33,297	$2,065	$78,976	$(1,212)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation gains or losses are recorded as other comprehensive income (loss) and accumulated in the Company’s stockholders’ equity. The foreign currency translation gains in comprehensive income (loss) were due primarily to the significant increase in the value of the euro as well as increases in other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

(10)	FAIR VALUE MEASUREMENT

For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2011, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter.

The following table presents information about the Company’s assets and liabilities recorded at fair value as of May 31, 2011 in the Company’s consolidated balance sheet:

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Total Measured	Identical Assets	Observable	Unobservable
	at Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Assets:
Cash	$93,645	$93,645	$—	$—
Cash equivalents	12,343	12,343	—	—
Foreign exchange contracts	90	—	90	—

Total assets at fair value	$106,078	$105,988	$90	$—

Liabilities:
Foreign exchange contracts	$26	$—	$26	$—

Total liabilities at fair value	$26	$—	$26	$—

The fair value of cash and cash equivalents, by their nature, is determined utilizing Level 1 inputs. The fair value of cash and cash equivalents at August 31, 2010 was $104.4 million and $18.4 million, respectively. The Company measures the fair value of forward foreign exchange contracts using Level 2 inputs through observable market transactions in active markets provided by banks. At August 31, 2010, the gross fair values of foreign exchange contract assets and liabilities were $0.2 million, respectively.

The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates for amounts due or payable in foreign currencies. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of income. The forward foreign exchange contracts are entered into with creditworthy multinational banks, and the Company does not hold or issue forward foreign exchange contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments as of May 31, 2011.

The total contract value of forward foreign exchange contracts outstanding as of May 31, 2011 was $18.6 million, and the amount of contracts outstanding at the end of the period is indicative of the level of the activity during the period. The fair value of the Company’s forward foreign exchange contracts was $0.1 million as of May 31, 2011 and less than $0.1 million as of August 31, 2010 and was recognized in other accrued liabilities or other current assets based on the net settlement value.

Assets that were re-measured at fair value on a non-recurring basis during the nine months ended May 31, 2011 and 2010 are disclosed in Note 16.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information presents the supplemental fair value information about long-term fixed-rate debt as of May 31, 2011. The Company’s long-term fixed-rate debt was primarily issued in euros.

	May 31, 2011	August 31, 2010
	(In millions)
Carrying value of long-term fixed-rate debt	$72.4	$63.8
Fair value of long-term fixed-rate debt	$73.9	$67.2

The fair value of long-term fixed-rate debt was calculated using discounted future cash flows. The increase in fair value is primarily related to an increase in foreign currency translation and a decrease in quoted market interest rates. The carrying value of the Company’s variable-rate debt approximates fair value.

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise or vesting of other equity grants. On May 31, 2011, there were approximately 0.5 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creations Rewards Plan (“2010 Rewards Plan”) which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, whole shares and performance-based awards. The 2010 Rewards Plan became effective upon approval from the Company’s stockholders and a total of 1,375,000 shares of common stock may be issued under the 2010 Rewards Plan. There have been no grants made from the 2010 Rewards Plan.

A summary of stock options is as follows:

	Outstanding Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at August 31, 2010	265,262	$19.77
Granted	—	$—
Exercised	(40,120)	$18.48
Forfeited and expired	(69,000)	$23.57

Outstanding at May 31, 2011	156,142	$18.43

Exercisable at May 31, 2011	156,142	$18.43

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value for stock options outstanding and exercisable as of May 31, 2011 was $1.1 million with a remaining term for options outstanding and exercisable of approximately 3.1 years. For stock options outstanding and exercisable as of May 31, 2011, exercise prices range from $13.99 to $19.85. All 156,142 outstanding and exercisable stock options are fully vested as of May 31, 2011. There were no grants of stock options during the nine months ended May 31, 2011 or 2010.

Restricted stock awards under the 2006 Incentive Plan can vest over various periods. The restricted stock awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. The following table summarizes the outstanding non-vested time-based restricted stock awards and non-vested time-based stock-settled restricted stock units (combined referred to as “restricted shares”) and weighted-average fair market value:

		Weighted-Average
	Outstanding	Fair Market Value
	Restricted Shares	(per share)
Outstanding at August 31, 2010	153,849	$20.12
Granted	60,847	$21.28
Vested	(70,672)	$19.86
Forfeited	(23,947)	$19.91

Outstanding at May 31, 2011	120,077	$20.90

During the nine months ended May 31, 2011 and 2010, the Company granted 60,847 and 83,176 time-based restricted shares, respectively. Restricted shares earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock award.

The Company also grants awards with market and performance vesting conditions. In the table below, the Company summarizes all non-vested awards which include market-based and performance-based restricted stock awards and performance shares.

	Outstanding	Weighted-Average
	Performance-Based	Fair Market Value
	Awards	(per share)
Outstanding at August 31, 2010	705,154	$13.91
Granted	364,998	$14.84
Vested	(61,232)	$13.25
Forfeited	(218,766)	$13.77

Outstanding at May 31, 2011	790,154	$14.43

The Company granted 364,998 and 272,568 performance shares during the nine months ended May 31, 2011 and 2010, respectively. Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of May 31, 2011 are 431,294 performance shares which earn dividends throughout the vesting period and 358,860 performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards. Performance shares granted during fiscal 2008, which would have vested during the nine months ended May 31, 2011, did not meet the performance vesting conditions and were forfeited.

The performance-based awards in the table above include 559,366 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 230,788 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the performance shares granted during the nine months ended May 31, 2011 using a Monte Carlo simulation used the following weighted-average assumptions:

Weighted-average Assumptions
Dividend yield	2.91%
Expected volatility	47.00%
Risk-free interest rate	1.05%
Correlation	60.00%

Total unrecognized compensation cost, including a provision for forfeitures, related to non-vested share-based compensation arrangements as of May 31, 2011 was approximately $6.8 million. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of May 31, 2011, the Company had 20,000 stock-settled restricted stock units outstanding. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards earn dividends during the restriction period; however, they do not have voting rights until released from restriction. There were no grants of fully vested stock-settled restricted stock units during the nine months ended May 31, 2011 or 2010.

The Company had no cash-settled restricted stock units outstanding as of May 31, 2011 and 176,000 cash-settled restricted stock units outstanding with various vesting periods and criteria as of May 31, 2010. There were no cash-settled restricted stock units granted during the nine months ended May 31, 2011, and approximately 60,000 cash-settled restricted stock units granted during the nine months ended May 31, 2010. The cash-settled restricted stock units had either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit was equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earned dividends during the vesting period. Cash-settled restricted stock units were settled only in cash at the vesting date and therefore were treated as a liability award. The Company recorded a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date; and (b) accrued dividends on the units. In addition, the liability was adjusted for the estimated payout factor for the performance-based cash-settled restricted stock units.

The Company had approximately $3.6 million of cash-based awards, which are treated as liability awards, outstanding as of May 31, 2011. These awards were granted to foreign employees. Such awards include approximately $0.4 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million are performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

In fiscal 2010, the Company’s board of directors and stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the ESPP and credited to each participant’s account at the end of each calendar quarter (“Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The ESPP is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in the ESPP. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in the ESPP. The Company recorded minimal expense related to the ESPP during the nine months ended May 31, 2011. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, the Company granted non-employee directors 35,000 shares of unrestricted common stock. The Company recorded compensation expense for this grant of approximately $0.8 million for the nine months ended May 31, 2011.

The following table summarizes the impact to the Company’s consolidated statements of income from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of income:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Restricted stock awards, unrestricted stock awards and performance-based awards	$1,169	$812	$3,604	$3,148
Cash-settled restricted stock units	152	202	817	1,013
Cash-based awards	130	(152)	278	135

Total stock-based compensation	$1,451	$862	$4,699	$4,296

(12)	EARNINGS PER SHARE

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

The difference between basic and diluted weighted-average shares of common stock results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Weighted-average shares outstanding:
Basic	30,853	27,896	31,092	26,552
Incremental shares from stock options	40	61	45	52
Incremental shares from restricted stock	168	318	152	297

Diluted	31,061	28,275	31,289	26,901

For the three and nine months ended May 31, 2011, there were approximately 0.2 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive. Additionally, there were approximately 0.1 million equivalent shares related to stock options and restricted stock that were excluded from diluted weighted-average shares outstanding for the three and nine months ended May 31, 2010 because inclusion would have been anti-dilutive.

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

The CODM uses net sales to unaffiliated customers, gross profit and operating income in order to make decisions, assess performance and allocate resources to each segment. Operating income does not include interest income or expense, other income or expense, restructuring related expenses, asset write-downs or foreign currency transaction gains or losses. In some cases, the Company may choose to exclude from a segment’s results certain items as determined by management. These items are included in the Corporate and Other section in the segment operating income table below. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs and other miscellaneous legal and professional fees.

Below is a presentation of net sales to unaffiliated customers, gross profit and operating income by segment. Also included is a reconciliation of operating income by segment to consolidated income from continuing operations before taxes.

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Net sales to unaffiliated customers
EMEA	$435,982	$304,789	$1,139,197	$824,107
Americas	137,940	92,642	371,611	238,199
APAC	37,220	22,904	104,060	51,912

Total net sales to unaffiliated customers	$611,142	$420,335	$1,614,868	$1,114,218

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Segment gross profit
EMEA	$54,742	$47,286	$150,314	$139,411
Americas	19,363	11,468	51,749	29,124
APAC	4,783	2,667	12,721	7,449

Total segment gross profit	78,888	61,421	214,784	175,984

Asset write-downs	—	—	—	(69)
Inventory step-up	—	(2,536)	(283)	(2,536)

Total gross profit	$78,888	$58,885	$214,501	$173,379

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Segment operating income
EMEA	$25,726	$22,297	$66,850	$56,754
Americas	4,892	1,965	12,091	5,050
APAC	1,698	764	3,890	2,443

Total segment operating income	32,316	25,026	82,831	64,247
Corporate and other	(5,493)	(5,507)	(21,252)	(15,993)
Interest expense, net	(1,602)	(958)	(4,138)	(2,697)
Foreign currency transaction gains (losses)	(60)	(468)	(1,398)	(389)
Other income (expense)	1,637	311	2,074	2,197
Asset write-downs	(125)	(300)	(1,925)	(5,700)
Costs related to acquisitions	319	(1,629)	(876)	(5,316)
Restructuring related	(1,843)	(904)	(5,779)	(2,551)
Inventory step-up	—	(2,536)	(283)	(2,536)

Income from continuing operations before taxes	$25,149	$13,035	$49,254	$31,262

Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The amount and percentage of consolidated sales for these product families for the three and nine months ended May 31, 2011 and 2010 are as follows:

	Three months ended May 31,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$243,556	40%	$182,708	43%
Engineered plastics	154,175	25	115,992	28
Specialty powders	102,927	17	32,514	8
Distribution	110,484	18	89,121	21

	$611,142	100%	$420,335	100%

	Nine months ended May 31,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$647,933	40%	$488,711	44%
Engineered plastics	401,228	25	342,180	31
Specialty powders	279,289	17	44,883	4
Distribution	286,418	18	238,444	21

	$1,614,868	100%	$1,114,218	100%

(14)	INCOME TAXES

At May 31, 2011, the Company’s gross unrecognized tax benefits totaled $4.3 million. If recognized, approximately $2.9 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. At May 31, 2011, the Company had $0.6 million of accrued interest and penalties on unrecognized tax benefits.

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

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2011 and 2010 is as follows:

	Three months ended		Three months ended
	May 31, 2011		May 31, 2010
		(In thousands, except for %’s)
Statutory U.S. tax rate	$8,802	35.0%	$4,562	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,915)	(15.6)	(4,476)	(34.3)
U.S. and foreign losses with no tax benefit	1,320	5.3	2,601	19.9
U.S. restructuring and other U.S. unusual charges with no benefit	(147)	(0.6)	835	6.4
Establishment (resolution) of uncertain tax positions	34	0.1	43	0.3
ICO historical tax attributes	—	—	2,733	21.0
U.S. valuation allowance reversal	—	—	(19,466)	(149.3)
Other	131	0.6	278	2.1

Total income tax expense (benefit)	$6,225	24.8%	$(12,890)	(98.9)%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2011 and 2010 is as follows:

	Nine months ended		Nine months ended
	May 31, 2011		May 31, 2010
		(In thousands, except for %’s)
Statutory U.S. tax rate	$17,239	35.0%	$10,942	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(10,945)	(22.2)	(13,116)	(41.9)
U.S. and foreign losses with no tax benefit	5,655	11.5	8,133	26.0
U.S. restructuring and other U.S. unusual charges with no benefit	1,061	2.2	4,187	13.4
Italy valuation allowance	—	—	984	3.2
Establishment (resolution) of uncertain tax positions	21	—	66	0.2
ICO historical tax attributes	—	—	2,733	8.7
U.S. valuation allowance reversal	—	—	(19,466)	(62.3)
Other	644	1.3	553	1.8

Total income tax expense (benefit)	$13,675	27.8%	$(4,984)	(15.9)%

The effective tax rates for the three and nine months ended May 31, 2011 are less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates for the three and nine months ended May 31, 2010 were substantially less than the U.S. statutory tax rate primarily because of the tax benefits recognized for the reversal of the valuation allowance in the U.S. relating to the ICO acquisition.

(15)	RESTRUCTURING
Italy and Australia Plans

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova, Italy facility are expected to be relocated by early calendar 2012. Also on February 8, 2011, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia specialty powders facility to its Brisbane, Australia facility. As a result, the Company will reduce headcount in Australia by approximately 20, and the majority of the reductions occurred in the second and third quarters of fiscal 2011. The region will continue to be served by the Company’s Brisbane, Australia facility and facilities in Malaysia, Indonesia, China and a soon-to-be constructed India plant. The consolidation in Braeside resulted, primarily, from the ongoing deterioration of the Australian rotomolding market.

The Company recorded pretax restructuring expense of $1.8 million and $4.9 million during the three and nine months ended May 31, 2011, respectively, primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of May 31, 2011, the Company has $2.2 million accrued for employee-related costs. The Company anticipates additional pretax cash charges of approximately $3.0 million to $4.0 million, and approximately $3.0 million to $4.0 million of non-cash pre-tax charges, into fiscal 2012.

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30, with approximately half of the reductions occurring in the second quarter of fiscal 2011. The Company recorded $0.1 million of pretax restructuring costs for employee-related costs for the nine months ended May 31, 2011. As of May 31, 2011, the Company has $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan into fiscal 2012 as the realignment of capacity is finalized.

ICO Merger Plan

In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.1 million and $0.5 million primarily in pretax employee-related costs during the three and nine months ended May 31, 2011, respectively, and minimal charges during the three and nine months ended May 31, 2010 related to the integration of the ICO merger. The Company has less than $0.1 million remaining accrued for the ICO merger plan as of May 31, 2011, to be paid in the fourth quarter of fiscal 2011. The Company expects minimal charges to be incurred in the remainder of fiscal 2011.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which was a plant in the Americas segment. The Company recorded minimal pretax restructuring expenses during the three months ended May 31, 2011 and $0.4 million during the nine months ended May 31, 2011, primarily for employee-related costs associated with the closure. Also, the Company recorded estimated pretax restructuring expenses of $0.3 million and $1.1 million during the three and nine months ended May 31, 2010, respectively. As of May 31, 2011, less than $0.1 million remains accrued which the Company expects to pay during the fourth quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010 and sold the facility in June 2011. The Company expects minimal charges related to this plan to be recognized during the remainder of fiscal 2011.

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

The Company recorded no charges related to the fiscal 2009 initiatives during the nine months ended May 31, 2011. The Company recorded employee-related costs of $0.5 million and contract termination and other restructuring costs of $0.5 million related to the fiscal 2009 initiatives during the nine months ended May 31, 2010. Restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA and Americas segments.

The Company has no remaining accrual as of May 31, 2011 related to the fiscal 2009 initiatives and does not expect any future payments or charges. The Company’s charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.

Fiscal 2008 Plan

In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the Americas segment. The Company completed the sale of the Orange, Texas facility in March 2008 and the St. Thomas, Ontario facility in June 2010.

The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010.

The Company recorded minimal charges related to the fiscal 2008 initiatives during the three and nine months ended May 31, 2011 and 2010. The Company has no remaining accrual for employee-related costs as of May 31, 2011 related to the fiscal 2008 initiatives.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the liabilities as of May 31, 2011 related to the Company’s restructuring plans.

	Accrual Balance	Fiscal 2011	Fiscal 2011	Accrual Balance
	August 31, 2010	Charges	Paid	May 31, 2011
	(In thousands)
Employee-related costs	$2,011	$3,840	$(3,559)	$2,292
Other costs	267	1,939	(2,095)	111
Translation effect	(47)	—	—	70

Restructuring charges	$2,231	$5,779	$(5,654)	$2,473

(16)	ASSET IMPAIRMENT

The Company recorded asset impairment charges of $0.1 million and $1.9 million for the three and nine months ended May 31, 2011, respectively. In the second quarter of fiscal 2011, a long-lived asset held for sale was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.8 million. The Company recorded an additional charge of $0.1 million related to this asset in the third quarter of fiscal 2011. The asset’s estimated fair value was determined based on Level 3 inputs obtained from a third-party purchase offer less associated costs to sell.

During the three and nine months ended May 31, 2010, the Company recorded $0.3 million and $5.6 million, respectively, of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined using Level 3 inputs based on information provided by a third-party real estate valuation source less the costs to sell. The fair value of the machinery and equipment was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.

(17)	DEBT REFINANCING

The Company entered into a Credit Agreement as of January 7, 2011 to replace the $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides for an aggregate revolving loan facility (the “Revolving Facility”) in the principal amount of $300 million comprised of a U.S. tranche revolving loan of up to $250 million, a foreign tranche revolving loan of up to $45 million, and a Malaysian tranche revolving loan of up to $5 million. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2011. The Revolving Facility matures on January 7, 2016. Outstanding borrowings under the new Credit Agreement are classified as long-term debt at May 31, 2011, whereas outstanding borrowings under the prior credit facility were classified as short-term debt at August 31, 2010. As of May 31, 2011, the Company had a balance of $96.4 million under the Revolving Facility.

(18)	ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended accounting rules to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The new rules also require a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The changes are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. Adoption of this guidance in fiscal 2011 did not have a significant impact on the Company’s consolidated financial statements.

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

On May 13, 2011, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker is authorized beginning on May 13, 2011 and ending on May 13, 2012 to repurchase up to $30 million of the $100 million in shares authorized for repurchase under the 2011 Repurchase Program. Repurchases under the Repurchase Plan will be subject to specific parameters and contain certain price and volume constraints; therefore, there is no guarantee as to the exact number of common shares that will be repurchased under the Repurchase Plan.

Under the 2011 Repurchase Program, the Company repurchased 37,900 shares of its common stock during the three months ended May 31, 2011 at an average price of $24.64 per share. Shares valued at approximately $99.1 million remained authorized under the 2011 Repurchase Program for repurchase as of May 31, 2011.

Under the 2008 Repurchase Program, the Company repurchased 625,000 shares of its common stock during the second quarter of fiscal 2011 at an average price of $21.75 per share. The Company did not repurchase any shares of its common stock under the 2008 Repurchase Program in the third quarter of fiscal 2011.

Under both programs, the Company repurchased 662,900 shares of its common stock at an average price of $21.91 during the nine months ended May 31, 2011. The Company did not repurchase any shares of its common stock during the nine months ended May 31, 2010.

(20)	SUBSEQUENT EVENT

On June 30, 2011, the Company entered into an agreement to become a 51% equity holder, through a $1.1 million investment, in Surplast S.A. The other owner of the venture is Alta Plastica S.A., one of the largest distributors of resins in Argentina. With this move, the Company will now have a facility in Argentina, in addition to the three facilities that the Company acquired in Brazil from the ICO and Mash acquisitions to meet growing demand in South America. The Company’s regional portfolio includes masterbatch, engineered plastics and specialty powders.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of the Business and Recent Developments
A. Schulman, Inc. (the “Company”, “we”, “our”, “ours” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets including consumer products, industrial, automotive and packaging. As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions: Europe, Middle East and Africa (“EMEA”), the Americas (which includes North America and South America), and Asia Pacific (“APAC”). As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. The Americas segment comprises the former North America Masterbatch, North America Engineered Plastics, North America Rotomolding and Bayshore segments. The Company has approximately 3,000 employees and 33 plants in countries in Europe, North America, Asia, South America and Australia. Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The Company also offers tolling services to customers through its operations in Europe and North America.
On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition expanded the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. With this acquisition and the April 30, 2010 acquisition of ICO, Inc. (“ICO”), which included two facilities in Brazil, the Company is aggressively expanding its presence in that market and enhancing its ability to serve customers. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements for the period from the closing date, November 3, 2010, and are reported in the Americas segment.
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
Throughout this management’s discussion and analysis, the Company provides operating results by segment exclusive of certain charges such as costs related to acquisitions, unwinding of inventory step-up, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results. Aside from the material impact of these charges, these measures are utilized by management to understand business trends. The following discussion regarding the Company’s performance may refer to the “ICO effect”. The Company defines the “ICO effect” as the results of operations as if the Company owned ICO at the beginning of the first quarter of fiscal 2010. These results exclude one-time charges and acquisition related items discussed above and include an estimate of purchase accounting-related depreciation and amortization expense for each period.

Segment Information
Europe, Middle East and Africa

	Three months ended May 31,				Nine months ended May 31,
EMEA	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$435,982	$304,789	$131,193	43.0%	$1,139,197	$824,107	$315,090	38.2%
Gross profit	$54,742	$47,286	$7,456	15.8%	$150,314	$139,411	$10,903	7.8%
Operating income	$25,726	$22,297	$3,429	15.4%	$66,850	$56,754	$10,096	17.8%
Pounds sold	338,233	302,344	35,889	11.9%	969,073	797,389	171,684	21.5%
Price per pound	$1.289	$1.008	$0.281	27.9%	$1.176	$1.034	$0.142	13.7%
Gross profit per pound	$0.162	$0.156	$0.006	3.8%	$0.155	$0.175	$(0.020)	-11.4%
Gross profit percentage	12.6%	15.5%			13.2%	16.9%
Three months ended May 31, 2011
EMEA sales for the three months ended May 31, 2011 were $436.0 million, an increase of $131.2 million, or 43.0%, compared with the prior-year period. The foreign currency translation effect favorably impacted sales by $29.9 million. Including the ICO effect, sales increased approximately 29% as a result of favorable pricing in most of the segment’s business lines. Volume was essentially flat compared with the same period in the prior year including the ICO effect.
EMEA gross profit was $54.7 million for the three months ended May 31, 2011, an increase from $47.3 million for the same three-month period last year. Foreign currency translation favorably impacted EMEA gross profit by $4.0 million. Including the ICO effect, gross profit increased $3.0 million or approximately 6% and gross profit per pound increased approximately 6%. During the third quarter of fiscal 2011, the Company was able to effectively pass along cost increases with the exception of some fixed contract pricing in its engineered plastics business which caused a lag in the recovery of cost increases.
EMEA operating income for the three months ended May 31, 2011 was $25.7 million, an increase of $3.4 million, compared with last year. Including the ICO effect, operating income increased $1.9 million due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses of $1.2 million compared with the prior year. Selling, general and administrative expenses were favorably impacted by decreases in bad debt and bonus expenses of $1.3 million and $1.1 million, respectively, offset by an increase in equity compensation expense of $0.6 million.
Nine months ended May 31, 2011
EMEA sales for the nine months ended May 31, 2011 were $1,139.2 million, an increase of $315.1 million or 38.2% compared with the prior year. The increase was due to a volume increase of 21.5% for the first nine months of fiscal 2011 and a 13.7% improvement in average selling price. The foreign currency translation effect negatively impacted sales by $6.5 million. Including the ICO effect, sales increased approximately 22% and selling price per pound increased approximately 18%. Volume increased approximately 3% primarily due to the improvement in customer demand in the specialty powders and engineered plastics business lines.
EMEA gross profit was $150.3 million for the nine months ended May 31, 2011, an increase of $10.9 million over the same period last year. The increase was due to higher volume partially offset by lower gross profit per pound during the nine-month period. Foreign currency translation negatively impacted EMEA gross profit by $1.1 million. Including the ICO effect, gross profit decreased $3.0 million or approximately 2%. The Company was not able to fully pass along raw material cost increases primarily in the engineered plastics business, where approximately half of this business is on longer term fixed-price contracts, causing a lag in the recovery of cost increases.

EMEA operating income for the nine months ended May 31, 2011 was $66.9 million, an increase of $10.1 million compared with last year. Including the ICO effect, operating income increased $6.3 million. The increase in operating income in fiscal 2011 was primarily due to a $9.3 million decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily due to a decline in bad debt expense of $8.2 million, as fiscal 2010 included a large bad debt charge in Europe for a certain customer and a decrease in bonus expense of $2.4 million. This was partially offset by increased expenses for a trade show which only occurs every three years.
Americas

	Three months ended May 31,				Nine months ended May 31,
Americas	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$137,940	$92,642	$45,298	48.9%	$371,611	$238,199	$133,412	56.0%
Gross profit	$19,363	$11,468	$7,895	68.8%	$51,749	$29,124	$22,625	77.7%
Operating income	$4,892	$1,965	$2,927	149.0%	$12,091	$5,050	$7,041	139.4%
Pounds sold	164,586	93,626	70,960	75.8%	468,716	217,822	250,894	115.2%
Price per pound	$0.838	$0.989	$(0.151)	-15.3%	$0.793	$1.094	$(0.301)	-27.5%
Gross profit per pound	$0.118	$0.122	$(0.004)	-3.3%	$0.110	$0.134	$(0.024)	-17.9%
Gross profit percentage	14.0%	12.4%			13.9%	12.2%
Three months ended May 31, 2011
Sales for the Americas for the three months ended May 31, 2011 were $137.9 million, an increase of $45.3 million or 48.9% compared with the prior-year period. Foreign currency translation increased sales by $2.6 million. Including the ICO effect, sales increased approximately 17% for the three-month period. Volume for the quarter was 164.6 million pounds, an increase of approximately 5% from prior year, including the ICO effect. The increase in sales and volume was primarily a result of improvements in the masterbatch business, particularly in the United States.
Gross profit for the Americas was $19.4 million for the three months ended May 31, 2011, an increase of $7.9 million from the comparable period last year. Including the ICO effect, gross profit increased $3.3 million or approximately 21% for the three months ended May 31, 2011. Including the ICO effect, gross profit per pound increased approximately 15% for the three months ended May 31, 2011. The increases in gross profit and gross profit per pound were primarily due to the masterbatch business, where the Company was able to improve margins in light of rising raw material costs.
Operating income for the Americas for the three months ended May 31, 2011 was $4.9 million compared with $2.0 million last year. Including the ICO effect, profitability increased $0.5 million primarily due to improved gross margins per pound and higher volumes. Selling, general and administrative expenses increased $2.8 million due primarily to the formation of the Company’s Americas management team; however, the increase was partially offset by declines in bonus and bad debt expenses of $1.6 million and $0.2 million, respectively.
Nine months ended May 31, 2011
Sales for the Americas for the nine months ended May 31, 2011 and 2010 were $371.6 million and $238.2 million, respectively, an increase of $133.4 million or 56.0% primarily due to the ICO acquisition. Foreign currency translation increased sales by $5.6 million. Including the ICO effect, sales increased approximately 14% for the nine-month period and price per pound increased approximately 10%. Total pounds sold for the nine-month period was 468.7 million pounds, an increase of approximately 4% from the prior year including the ICO effect.
Gross profit was $51.7 million for the nine months ended May 31, 2011, an increase of $22.6 million from the comparable period last year. Including the ICO effect, gross profit increased $6.0 million or approximately 13% for the nine months ended May 31, 2011 and gross profit per pound was up approximately 9%. The increases in gross profit and gross profit per pound were primarily due to the masterbatch and specialty powders businesses.

Operating income for the nine months ended May 31, 2011 was $12.1 million compared with $5.1 million last year. Including the ICO effect, operating income increased approximately 8% compared with the prior year, due to the increase in gross profit offset by a $5.0 million increase in selling, general and administrative expenses. The increase is primarily due to the formation of the Company’s Americas management team partially offset by declines in bonus and bad debt expenses of $1.9 million and $1.3 million, respectively.
Asia Pacific

	Three months ended May 31,				Nine months ended May 31,
APAC	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$37,220	$22,904	$14,316	62.5%	$104,060	$51,912	$52,148	100.5%
Gross profit	$4,783	$2,667	$2,116	79.3%	$12,721	$7,449	$5,272	70.8%
Operating income	$1,698	$764	$934	122.3%	$3,890	$2,443	$1,447	59.2%
Pounds sold	32,595	22,294	10,301	46.2%	98,845	47,281	51,564	109.1%
Price per pound	$1.142	$1.027	$0.115	11.2%	$1.053	$1.098	$(0.045)	-4.1%
Gross profit per pound	$0.147	$0.120	$0.027	22.5%	$0.129	$0.158	$(0.029)	-18.4%
Gross profit percentage	12.9%	11.6%			12.2%	14.3%
Three months ended May 31, 2011
Sales for APAC for the three months ended May 31, 2011 were $37.2 million, an increase of $14.3 million compared with the prior-year period. Including the ICO effect, sales increased approximately 10% as the selling price per pound increased approximately 12%. Total pounds sold decreased approximately 2%, including the ICO effect, primarily due to continued weakening in Australia, where the Company has announced a restructuring of its capacity. Volume increased throughout the rest of the APAC segment compared with the prior year due to stronger customer demand.
Gross profit for APAC for the three months ended May 31, 2011 was $4.8 million, or 14.7 cents per pound, an increase of $2.1 million compared with last year. Including the ICO effect, gross profit increased $0.7 million and gross profit per pound increased approximately 20%, primarily due to higher sales margins in the masterbatch and engineered plastics businesses.
APAC operating income for the three months ended May 31, 2011 was $1.7 million compared with $0.8 million last year. Including the ICO effect, operating profit increased by $1.3 million. The increase in profitability was due to the increase in gross profit and a decrease of $0.6 million in selling, general and administrative expenses compared with the prior year.
Nine months ended May 31, 2011
Sales for APAC for the nine months ended May 31, 2011 were $104.1 million, an increase of $52.1 million or 100.5% due to increased volume offset by lower selling prices per pound. Including the ICO effect, sales increased approximately 8% compared with the prior year and pounds sold decreased approximately 3%. Volume decreased in Australia while the rest of the APAC segment increased compared with the prior year as a result of stronger customer demand.
Gross profit for APAC for the nine months ended May 31, 2011 was $12.7 million, or 12.9 cents per pound, an increase of $5.3 million compared with last year. Including the ICO effect, gross profit was up $1.1 million and gross profit per pound increased approximately 12% as a result of improvements in the masterbatch business. The increase was negatively impacted by lower margins in the Australia market.
APAC operating income for the nine months ended May 31, 2011 was $3.9 million compared with $2.4 million last year. Including the ICO effect, operating profit increased by $2.0 million. The increase in profitability was due to the increase in gross profit and a decrease of $0.9 million in selling, general and administrative expenses.

Consolidated Results of Operations

	Three months ended May 31,				Nine months ended May 31,
Consolidated	2011	2010	Increase (decrease)		2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$611,142	$420,335	$190,807	45.4%	$1,614,868	$1,114,218	$500,650	44.9%
Total segment gross profit	$78,888	$61,421	$17,467	28.4%	$214,784	$175,984	$38,800	22.0%
Pounds sold	535,414	418,264	117,150	28.0%	1,536,634	1,062,492	474,142	44.6%
Price per pound	$1.141	$1.005	$0.136	13.5%	$1.051	$1.049	$0.002	0.2%
Gross profit per pound	$0.147	$0.147	$—	0.0%	$0.140	$0.166	$(0.026)	-15.7%
Gross profit percentage	12.9%	14.6%			13.3%	15.8%
Three months ended May 31, 2011
The increase in consolidated sales for the three months ended May 31, 2011 compared with the prior-year period was primarily due to the impact of the ICO acquisition. Foreign currency translation favorably impacted consolidated sales by $33.6 million. Volume was 535.4 million pounds, up 28.0% from 418.3 million pounds reported last year, of which the ICO acquisition attributed the majority of the increase. Including the ICO effect, sales increased approximately 25% primarily as a result of increased average selling price per pound of approximately 23%.
Total segment gross profit excluding certain items for the three months ended May 31, 2011 was $78.9 million, compared with $61.4 million last year. Foreign currency translation favorably impacted gross profit by $4.5 million. Including the ICO effect, gross profit for the three months ended May 31, 2011 increased $7.1 million primarily due to the gross margin improvements in the masterbatch and specialty powders businesses discussed in the segment sections above. Including the ICO effect, overall gross profit per pound was 14.7 cents, which was approximately an 8% increase compared with the three months ended May 31, 2010.
Nine months ended May 31, 2011
Consolidated net sales for the nine months ended May 31, 2011 increased 44.9% to $1,614.9 million. The foreign currency translation effect favorably impacted net sales by $0.6 million. Volume increased 474.1 million pounds, or 44.6%, compared with the same nine-month period last year. The ICO acquisition accounted for the majority of the increase. Including the ICO effect, sales increased approximately 19%, due to increases of approximately 15% and 3% in average selling price per pound and volume, respectively. Including the ICO effect, volumes increased in EMEA and the Americas as a result of increases in customer demand.
Total segment gross profit, excluding certain items for the nine months ended May 31, 2011 and 2010 was $214.8 million and $176.0 million, respectively, an increase of $38.8 million. The foreign currency translation effect negatively impacted gross profit by $0.1 million. Including the ICO effect, gross profit for the nine months ended May 31, 2011 increased $4.0 million; however, overall gross profit per pound was down approximately 1% primarily due to margin declines in the EMEA segment.

The changes in selling, general and administrative expenses for the three and nine months ended May 31, 2011 compared with the three and nine months ended May 31, 2010 are summarized as follows:

	Three months ended		Nine months ended
	May 31, 2011		May 31, 2011
	$ Increase	% Increase	$ Increase	% Increase
	(decrease)	(decrease)	(decrease)	(decrease)
	(In thousands, except for %’s)
Total change in selling, general and administrative expenses	$8,215	18.9%	$21,035	15.8%
Less the effect of foreign currency translation	(2,607)		253

Total change in selling, general and administrative expenses, excluding the effect of foreign currency translation	$5,608	12.9%	$21,288	16.0%

The Company’s selling, general and administrative expenses, excluding the effect of foreign currency translation, increased $5.6 million for the three months ended May 31, 2011. The increase is primarily the result of increases in global headcount as a result of the ICO acquisition. Including the ICO effect and excluding costs related to acquisitions, selling, general and administrative expenses increased $2.5 million for the three months ended May 31, 2011. The increase is primarily attributable to additional expense related to the formation of the Company’s Americas management team and an unfavorable foreign currency impact partially offset by a $1.2 million reduction in bad debt expense and a $2.7 million decrease in bonus expense. Additionally, the Company is realizing selling, general and administrative expense synergies in connection with the integration of acquisitions completed over the previous twelve months.
The Company’s selling, general and administrative expenses, excluding the effect of foreign currency translation, increased $21.3 million for the nine months ended May 31, 2011. Including the ICO effect and excluding costs related to acquisitions, selling, general and administrative expenses decreased $4.0 million for the nine months ended May 31, 2011. The decrease is primarily attributable to an $9.1 million reduction in bad debt expense, as fiscal 2010 included a large bad debt charge in Europe for a certain customer. Offsetting this decrease was additional expense related to the formation of the Company’s Americas management team and $2.5 million of costs for various consultants to assist the Company with certain global initiatives. These initiatives include the review of the Company’s long-term business strategy, capital structure, process improvements and growth initiatives including continued merger and acquisition activities.
Interest expense increased $0.6 million and $1.4 million for the three and nine months ended May 31, 2011, respectively, as compared with the same periods in the prior year due primarily to increases in average outstanding principal balances and higher average interest rates.
Interest income was about flat for the three months ended May 31, 2011 compared with last year. The decrease in interest income for nine months ended May 31, 2011 as compared with the same period in fiscal 2010 was due primarily to lower average cash balances.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.1 million and $1.4 million for the three and nine months ended May 31, 2011, respectively. Foreign currency transaction losses of $0.5 million and $0.4 million were recognized during the three and nine months ended May 31, 2010, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Brazilian real, the Canadian dollar and the Mexican peso and changes between the euro and other non-euro European currencies. The Company enters into forward foreign exchange contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of income. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of income.

Other income for the three and nine months ended May 31, 2011 was $1.6 million and $2.1 million, respectively, compared with other income of $0.3 million and $2.2 million for the three and nine months ended May 31, 2010, respectively. Other income for the nine months ended May 31, 2010 includes $1.0 million of income from the cancellation of certain European supplier distribution agreements.
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
Net income attributable to the Company’s stockholders was $18.8 million and $25.8 million for the three months ended May 31, 2011 and 2010, respectively, and $35.1 million and $36.0 million for the nine months ended May 31, 2011 and 2010, respectively. Net income was favorably impacted by foreign currency translation of $1.1 million for the three months ended May 31, 2011 and negatively impacted by foreign currency translation of $0.5 million for the nine months ended May 31, 2011.
Product Markets
The largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of net consolidated sales by market for the three and nine months ended May 31, 2011 as compared with the same periods last year are as follows:

	Three months ended May 31, 2011			Three months ended May 31, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	31%	11%	58%	43%	8%	49%
Americas	21%	18%	61%	33%	28%	39%
APAC	45%	0%	55%	79%	0%	21%
Worldwide	30%	12%	58%	39%	11%	50%

	Nine months ended May 31, 2011			Nine months ended May 31, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	31%	10%	59%	43%	8%	49%
Americas	20%	19%	61%	33%	30%	37%
APAC	45%	0%	55%	78%	0%	22%
Worldwide	30%	11%	59%	41%	12%	47%

Product Family
Globally, the Company operates primarily in four lines of business or “product families”: (1) masterbatch, (2) engineered plastics, (3) specialty powders (formerly the “rotomolding” product family), and (4) distribution. The amount and percentage of consolidated sales for these product families for the three and nine months ended May 31, 2011 and 2010 are as follows:

	Three months ended May 31,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$243,556	40%	$182,708	43%
Engineered plastics	154,175	25	115,992	28
Specialty powders	102,927	17	32,514	8
Distribution	110,484	18	89,121	21

	$611,142	100%	$420,335	100%

	Nine months ended May 31,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$647,933	40%	$488,711	44%
Engineered plastics	401,228	25	342,180	31
Specialty powders	279,289	17	44,883	4
Distribution	286,418	18	238,444	21

	$1,614,868	100%	$1,114,218	100%

Capacity
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three and nine months ended May 31, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
EMEA	85%	91%	79%	91%
Americas	67%	69%	64%	70%
APAC	81%	88%	86%	83%
Worldwide	78%	84%	74%	85%
Capacity utilization for the ICO specialty powders operations acquired, specifically in EMEA and the Americas, are generally lower than the Company’s legacy operations; therefore, causing a negative impact on the utilization rates. In the Americas, the decrease in capacity utilization due to ICO was slightly offset by the closing of the Sharon Center, Ohio plant and continued improvement in the utilization of the Akron, Ohio plant. The Company’s APAC segment experienced higher capacity utilization for the nine–month period ended May 31, 2011 as a result of stronger demand in the local Asian markets offset by continued weakness in Australia, which experienced particularly low utilization. Australia’s lower utilization has been addressed by the Company as mentioned above. Overall worldwide utilization declined primarily due to the addition of ICO operations offset by incremental improvements in utilization as a result of successful capacity right-sizing actions taken through restructuring plans.

Restructurings
Italy and Australia Plans
On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova, Italy facility are expected to be relocated by early calendar 2012. Also on February 8, 2011, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia specialty powders facility to its Brisbane, Australia facility. As a result, the Company will reduce headcount in Australia by approximately 20, and the majority of the reductions occurred in the second and third quarters of fiscal 2011. The region will continue to be served by the Company’s Brisbane, Australia facility and facilities in Malaysia, Indonesia, China and a soon-to-be constructed India plant. The consolidation in Braeside resulted, primarily, from the ongoing deterioration of the Australian rotomolding market.
The Company recorded pretax restructuring expense of $1.8 million and $4.9 million during the three and nine months ended May 31, 2011, respectively, primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of May 31, 2011, the Company has $2.2 million accrued for employee-related costs. The Company anticipates additional pretax cash charges of approximately $3.0 million to $4.0 million, and approximately $3.0 million to $4.0 million of non-cash pre-tax charges, into fiscal 2012.
ASI United Kingdom Plan
On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30, with approximately half of the reductions occurring in the second quarter of fiscal 2011. The Company recorded $0.1 million of pretax restructuring costs for employee-related costs for the nine months ended May 31, 2011. As of May 31, 2011, the Company has $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan into fiscal 2012 as the realignment of capacity is finalized.
ICO Merger Plan
In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.1 million and $0.5 million primarily in pretax employee-related costs during the three and nine months ended May 31, 2011, respectively, and minimal charges during the three and nine months ended May 31, 2010 related to the integration of the ICO merger. The Company has less than $0.1 million remaining accrued for the ICO merger plan as of May 31, 2011, to be paid in the fourth quarter of fiscal 2011. The Company expects minimal charges to be incurred in the remainder of fiscal 2011.
North America Masterbatch Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio, which was a plant in the Americas segment. The Company recorded minimal pretax restructuring expenses during the three months ended May 31, 2011 and $0.4 million during the nine months ended May 31, 2011, primarily for employee-related costs associated with the closure. Also, the Company recorded estimated pretax restructuring expenses of $0.3 million and $1.1 million during the three and nine months ended May 31, 2010, respectively. As of May 31, 2011, less than $0.1 million remains accrued which the Company expects to pay during the fourth quarter of fiscal 2011. The Company ceased production at the Polybatch Color Center on August 31, 2010 and sold the facility in June 2011. The Company expects minimal charges related to this plan to be recognized during the remainder of fiscal 2011.
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
The Company recorded no charges related to the fiscal 2009 initiatives during the nine months ended May 31, 2011. The Company recorded employee-related costs of $0.5 million and contract termination and other restructuring costs of $0.5 million related to the fiscal 2009 initiatives during the nine months ended May 31, 2010. Restructuring charges recorded for the fiscal 2009 Plan during fiscal 2010 were related to the EMEA and Americas segments.
The Company has no remaining accrual as of May 31, 2011 related to the fiscal 2009 initiatives and does not expect any future payments or charges. The Company’s charges related to the plans initiated in fiscal 2009 to reduce capacity and headcount at certain international locations were substantially complete as of the end of fiscal 2010.
Fiscal 2008 Plan
In January 2008, the Company announced two steps in its continuing effort to improve the profitability of its North American operations. The Company announced it would shut down its manufacturing facility in St. Thomas, Ontario, Canada and would pursue a sale of its manufacturing facility in Orange, Texas. All the restructuring costs related to the sale of the Orange, Texas and the St. Thomas, Ontario, Canada facilities are related to the Americas segment. The Company completed the sale of the Orange, Texas facility in March 2008 and the St. Thomas, Ontario facility in June 2010.
The St. Thomas, Ontario, Canada facility primarily produced engineered plastics for the automotive market, with a capacity of approximately 74 million pounds per year and employed approximately 120 individuals. The facility was shutdown at the end of June 2008 and the Company finalized closing procedures in fiscal 2010.
The Company recorded minimal charges related to the fiscal 2008 initiatives during the three and nine months ended May 31, 2011 and 2010. The Company has no remaining accrual for employee-related costs as of May 31, 2011 related to the fiscal 2008 initiatives.
The following table summarizes the liabilities as of May 31, 2011 related to the Company’s restructuring plans.

	Accrual Balance	Fiscal 2011	Fiscal 2011	Accrual Balance
	August 31, 2010	Charges	Paid	May 31, 2011
	(In thousands)
Employee-related costs	$2,011	$3,840	$(3,559)	$2,292
Other costs	267	1,939	(2,095)	111
Translation effect	(47)	—	—	70

Restructuring charges	$2,231	$5,779	$(5,654)	$2,473

Asset Impairment
The Company recorded asset impairment charges of $0.1 million and $1.9 million for the three and nine months ended May 31, 2011, respectively. In the second quarter of fiscal 2011, a long-lived asset held for sale was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.8 million. The Company recorded an additional charge of $0.1 million related to this asset in the third quarter of fiscal 2011. The asset’s estimated fair value was determined based on Level 3 inputs obtained from a third-party purchase offer less associated costs to sell.
During the three and nine months ended May 31, 2010, the Company recorded $0.3 million and $5.6 million, respectively, of asset impairment charges related to assets held and used associated with the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio. The impaired assets include real estate and certain machinery and equipment. The fair value of the real estate, which includes land, building and related improvements, was determined using Level 3 inputs based on information provided by a third-party real estate valuation source less the costs to sell. The fair value of the machinery and equipment was determined using Level 3 inputs based on projected cash flows from operations and estimated salvage value.
Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2011 and 2010 is as follows:

	Three months ended		Three months ended
	May 31, 2011		May 31, 2010
	(In thousands, except for %’s)
Statutory U.S. tax rate	$8,802	35.0%	$4,562	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,915)	(15.6)	(4,476)	(34.3)
U.S. and foreign losses with no tax benefit	1,320	5.3	2,601	19.9
U.S. restructuring and other U.S. unusual charges with no benefit	(147)	(0.6)	835	6.4
Establishment (resolution) of uncertain tax positions	34	0.1	43	0.3
ICO historical tax attributes	—	—	2,733	21.0
U.S. valuation allowance reversal	—	—	(19,466)	(149.3)
Other	131	0.6	278	2.1

Total income tax expense (benefit)	$6,225	24.8%	$(12,890)	(98.9)%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2011 and 2010 is as follows:

	Nine months ended		Nine months ended
	May 31, 2011		May 31, 2010
	(In thousands, except for %’s)
Statutory U.S. tax rate	$17,239	35.0%	$10,942	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(10,945)	(22.2)	(13,116)	(41.9)
U.S. and foreign losses with no tax benefit	5,655	11.5	8,133	26.0
U.S. restructuring and other U.S. unusual charges with no benefit	1,061	2.2	4,187	13.4
Italy valuation allowance	—	—	984	3.2
Establishment (resolution) of uncertain tax positions	21	—	66	0.2
ICO historical tax attributes	—	—	2,733	8.7
U.S. valuation allowance reversal	—	—	(19,466)	(62.3)
Other	644	1.3	553	1.8

Total income tax expense (benefit)	$13,675	27.8%	$(4,984)	(15.9)%

The effective tax rates for the three and nine months ended May 31, 2011 are less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses from continuing operations and other U.S. charges.

The effective tax rates for the three and nine months ended May 31, 2010 were substantially less than the U.S. statutory tax rate primarily because of the tax benefits recognized for the reversal of the valuation allowance in the U.S. relating to the ICO acquisition.
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
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended May 31, 2011 and 2010. Asset write-downs include asset impairments and accelerated depreciation. Restructuring related costs include restructuring charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the unwinding of the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include realization of certain deferred tax assets as a result of the ICO acquisition.

Three months ended		Asset Write-	Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
May 31, 2011	As Reported	downs	to Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$611,142	$—	$—	$—	$—	$—	$611,142
Cost of sales	532,254	—	—	—	—	—	532,254
Selling, general and administrative expenses	51,746	—	319	—	—	—	52,065
Interest expense, net	1,602	—	—	—	—	—	1,602
Foreign currency transaction (gains) losses	60	—	—	—	—	—	60
Other (income) expense	(1,637)	—	—	—	—	—	(1,637)
Asset impairment	125	(125)	—	—	—	—	—
Restructuring expense	1,843	—	—	(1,843)	—	—	—

	585,993	(125)	319	(1,843)	—	—	584,344

Income from continuing operations before taxes	25,149	125	(319)	1,843	—	—	26,798
Provision for U.S. and foreign income taxes	6,225	—	37	95	—	—	6,357

Income from continuing operations	18,924	125	(356)	1,748	—	—	20,441
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Net income	18,924	125	(356)	1,748	—	—	20,441
Noncontrolling interests	(170)	—	—	—	—	—	(170)

Net income attributable to A. Schulman, Inc.	$18,754	$125	$(356)	$1,748	$—	$—	$20,271

Diluted EPS	$0.60						$0.65

Weighted-average number of shares outstanding -diluted	31,061						31,061

Three months ended		Asset Write-	Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
May 31, 2010	As Reported	downs	to Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$420,335	$—	$—	$—	$—	$—	$420,335
Cost of sales	361,450	—	—	—	(2,536)	—	358,914
Selling, general and administrative expenses	43,531	—	(1,629)	—	—	—	41,902
Interest expense, net	958	—	—	—	—	—	958
Foreign currency transaction (gains) losses	468	—	—	—	—	—	468
Other (income) expense	(269)	—	—	(42)	—	—	(311)
Asset impairment	300	(300)	—	—	—	—	—
Restructuring expense	862	—	—	(862)	—	—	—

	407,300	(300)	(1,629)	(904)	(2,536)	—	401,931

Income from continuing operations before taxes	13,035	300	1,629	904	2,536	—	18,404
Provision for (benefit from) U.S. and foreign income taxes	(12,890)	—	—	139	621	16,733	4,603

Income from continuing operations	25,925	300	1,629	765	1,915	(16,733)	13,801
Income (loss) from discontinued operations	(23)	—	—	—	—	—	(23)

Net income (loss)	25,902	300	1,629	765	1,915	(16,733)	13,778
Noncontrolling interests	(141)	—	—	—	—	—	(141)

Net income (loss) attributable to A. Schulman, Inc.	$25,761	$300	$1,629	$765	$1,915	$(16,733)	$13,637

Diluted EPS	$0.91						$0.48

Weighted-average number of shares outstanding -diluted	28,275						28,275
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the nine months ended May 31, 2011 and 2010.

Nine months ended		Asset Write-	Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
May 31, 2011	As Reported	downs	to Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$1,614,868	$—	$—	$—	$—	$—	$1,614,868
Cost of sales	1,400,367	—	—	—	(283)	—	1,400,084
Selling, general and administrative expenses	154,081	—	(876)	—	—	—	153,205
Interest expense, net	4,138	—	—	—	—	—	4,138
Foreign currency transaction (gains) losses	1,398	—	—	—	—	—	1,398
Other (income) expense	(2,074)	—	—	—	—	—	(2,074)
Asset impairment	1,925	(1,925)	—	—	—	—	—
Restructuring expense	5,779	—	—	(5,779)	—	—	—

	1,565,614	(1,925)	(876)	(5,779)	(283)	—	1,556,751

Income from continuing operations before taxes	49,254	1,925	876	5,779	283	—	58,117
Provision for U.S. and foreign income taxes	13,675	—	37	824	99	65	14,700

Income from continuing operations	35,579	1,925	839	4,955	184	(65)	43,417
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Net income	35,579	1,925	839	4,955	184	(65)	43,417
Noncontrolling interests	(441)	—	—	—	—	—	(441)

Net income attributable to A. Schulman, Inc.	$35,138	$1,925	$839	$4,955	$184	$(65)	$42,976

Diluted EPS	$1.12						$1.37

Weighted-average number of shares outstanding -diluted	31,289						31,289

Nine months ended		Asset Write-	Costs Related to	Restructuring	Inventory Step-	Tax Benefits	Before Certain
May 31, 2010	As Reported	downs	Acquisitions	Related	up	(Charges)	Items
	(in thousands, except per share data)
Net sales	$1,114,218	$—	$—	$—	$—	$—	$1,114,218
Cost of sales	940,839	(69)	—	—	(2,536)	—	938,234
Selling, general and administrative expenses	133,046	—	(5,316)	—	—	—	127,730
Interest expense, net	2,697	—	—	—	—	—	2,697
Foreign currency transaction (gains) losses	389	—	—	—	—	—	389
Other (income) expense	(2,155)	—	—	(42)	—	—	(2,197)
Asset impairment	5,631	(5,631)	—	—	—	—	—
Restructuring expense	2,509	—	—	(2,509)	—	—	—

	1,082,956	(5,700)	(5,316)	(2,551)	(2,536)	—	1,066,853

Income from continuing operations before taxes	31,262	5,700	5,316	2,551	2,536	—	47,365
Provision for (benefit from) U.S. and foreign income taxes	(4,984)	116	—	420	621	14,481	10,654

Income from continuing operations	36,246	5,584	5,316	2,131	1,915	(14,481)	36,711
Income (loss) from discontinued operations	(14)	—	—	—	—	—	(14)

Net income	36,232	5,584	5,316	2,131	1,915	(14,481)	36,697
Noncontrolling interests	(211)	—	—	—	—	—	(211)

Net income attributable to A. Schulman, Inc.	$36,021	$5,584	$5,316	$2,131	$1,915	$(14,481)	$36,486

Diluted EPS	$1.34						$1.36

Weighted-average number of shares outstanding -diluted	26,901						26,901

Liquidity and Capital Resources
Net cash used in operations was $6.0 million and $25.0 million for the nine months ended May 31, 2011 and 2010, respectively. The improvement from last year’s nine months was primarily a result of a $19.5 million non-cash benefit in fiscal 2010 from the reversal of tax valuation allowance in the U.S. related to the ICO acquisition.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2011	August 31, 2010	May 31, 2010
Days in receivables	55	53	62
Days in inventory	54	47	56
Days in payables	44	39	46
Total working capital days	65	61	72
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	May 31, 2011	August 31, 2010	$ Change	% Change
	(In millions, except for %’s)
Cash and cash equivalents	$106.0	$122.8	$(16.8)	-14%
Working capital, excluding cash	$332.0	$169.4	$162.6	96%
Long-term debt	$195.4	$93.8	$101.6	108%
Total debt	$204.7	$154.7	$50.0	32%
Net debt (net cash)*	$98.7	$31.9	$66.8	209%
Total A. Schulman, Inc. stockholders’ equity	$541.3	$488.0	$53.3	11%

*	Total debt less cash and cash equivalents
The Company’s cash and cash equivalents decreased $16.8 million from August 31, 2010. This decrease was driven primarily by the acquisition of Mash for $15.1 million, net of cash acquired, repurchase of treasury shares totaling $14.4 million, expenditures for capital projects of $18.4 million, dividend payments of $14.6 million and increases in working capital. These uses of cash and cash equivalents were partially offset by increased borrowings.
Working capital, excluding cash, was $332.0 million as of May 31, 2011, an increase of $162.6 million from August 31, 2010. The primary reason for the increase in working capital from August 31, 2010 was the increase in accounts receivable of $92.6 million, the increase in inventory of $98.5 million and a decrease in short term debt of $51.5 million offset by an increase of $80.1 million in accounts payable. Short-term debt decreased as the Company refinanced a revolving loan facility that would have matured in the second quarter of fiscal 2011. The translation effect of foreign currencies, primarily the euro, increased accounts receivable by $37.6 million and inventory by $28.6 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $55.0 million, or 19.4%, and inventory increased $69.9 million, or 33.4%. The increase in accounts receivable is primarily due to higher average selling prices as well as increased customer demand as general business conditions improved. The increase in inventory is a combination of increased raw material costs and increased tonnage in inventory of approximately 7% in connection with higher customer demand. Accounts payable increased $54.7 million, excluding the impact of foreign currency, a result of higher raw material costs and the increased inventory purchases to meet customer demand.
Capital expenditures for the nine months ended May 31, 2011 were $18.4 million compared with $13.9 million last year. Capital expenditures for both fiscal 2011 and fiscal 2010 relate primarily to various projects in Europe and the Americas.

The Company entered into a Credit Agreement as of January 7, 2011 to replace the $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides for an aggregate revolving loan facility (the “Revolving Facility”) in the principal amount of $300 million comprised of a U.S. tranche revolving loan of up to $250 million, a foreign tranche revolving loan of up to $45 million, and a Malaysian tranche revolving loan of up to $5 million. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of May 31, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2011. The Revolving Facility matures on January 7, 2016.
Borrowings under the U.S. tranche revolving loan or in any currency other than euro or Malaysia ringgit bear interest, at the Company’s option, either at an alternate base rate or a Eurocurrency rate, while borrowings under the foreign tranche revolving loan and the Malaysian tranche revolving loan bear interest at a Eurocurrency rate, in each case the rate is adjusted based upon the Company’s total leverage ratio. “Alternate base rate” means the greatest of three separate rates based upon a prime rate, a federal funds rate and an adjusted LIBOR. “Eurocurrency rate” means either an adjusted LIBOR or the rate determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in the currency in which the relevant borrowing is made.
As of May 31, 2011, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.8 million and borrowings of $96.4 million which is included in long-term debt in the Company’s consolidated balance sheet.
The Company has senior guaranteed notes outstanding (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). Although there are no plans to do so, the Company may, at its option, prepay all or part of the Dollar Notes.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes was $72.4 million as of May 31, 2011. The fair market value of the Euro Notes was $73.9 million as of May 31, 2011.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of May 31, 2011, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2011.
Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had $77.8 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of May 31, 2011. There was $71.0 million available under these lines of credit as of May 31, 2011. The Company had no uncollateralized short-term lines of credit from domestic banks as of May 31, 2011.

Below summarizes the Company’s available funds as of May 31, 2011 and August 31, 2010.

	May 31, 2011	August 31, 2010
	(In millions)

Revolving/Credit Facility	$310.4	$260.0
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	77.8	37.2

Total gross available funds from credit lines	$388.2	$297.2

Revolving/Credit Facility	$212.2	$204.1
Uncollateralized short-term lines of credit — U.S.	—	—
Uncollateralized short-term lines of credit — Foreign	71.0	29.9

Total net available funds from credit lines	$283.2	$234.0

Total net available funds from credit lines represents the total gross available funds from credit lines less outstanding borrowings of $102.1 million and $60.8 million as of May 31, 2011 and August 31, 2010, respectively and issued letters of credit of $2.9 million and $2.4 million as of May 31, 2011 and August 31, 2010, respectively. The Company’s availability under its primary credit facility is reduced by these amounts.
The Company’s net debt, defined as debt minus cash, was in a net debt position of $98.7 million and $31.9 million as of May 31, 2011 and August 31, 2010, respectively. The change of $66.8 million was a result of a decrease in cash and cash equivalents of $16.8 million and an increase in total debt of $50.0 million due to the Mash acquisition, dividend payments, share repurchases and working capital needs.
During the three and nine months ended May 31, 2011, the Company declared and paid quarterly cash dividends of $0.155 and $0.465 per common share, respectively. The total amount of these dividends was $4.9 million and $14.6 million, respectively. Cash has been sufficient to fund the payment of these dividends. On June 23, 2011, the Company’s board of directors declared a regular cash dividend of $0.155 per common share payable August 1, 2011 to stockholders of record on July 19, 2011.
During the three and nine months ended May 31, 2011, respectively, the Company repurchased 37,900 shares at an average price of $24.64 per share and 662,900 shares of its common stock at an average price of $21.91. Shares valued at approximately $99.1 million remained authorized for repurchase as of May 31, 2011.
The Company has foreign currency exposures primarily related to the euro, U.K. pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Polish zloty, Hungarian forint, Brazilian real, Swedish krona and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the euro as its functional currency. The change in the value of the U.S. dollar during the nine months ended May 31, 2011 increased this account by $42.8 million which was primarily the result of a 13.4% increase in the value of the euro since August 31, 2010 to a spot rate of 1.439 euros to 1 U.S. dollar as of May 31, 2011.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
The Company entered into a Credit Agreement as of January 7, 2011 to replace the $260 million credit facility, which would have matured on February 28, 2011 with a $300 million revolving loan facility as disclosed in the notes to the financial statements. Outstanding borrowings under the new Credit Agreement are classified as long-term debt at May 31, 2011, whereas outstanding borrowings under the prior credit facility were classified as short-term debt at August 31, 2010. As of May 31, 2011, there were no other material changes to the Company’s future contractual obligations as previously reported in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010.

Operating lease information is provided in Footnote 12 to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K on Form 10-K for the year ended August 31, 2010 as there has been no significant changes.
The Company’s outstanding commercial commitments at May 31, 2011 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2011.
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
New Accounting Pronouncements
There were no new accounting pronouncements issued or effective during the period which have had or are expected to have a material impact on the consolidated financial statements. For a discussion of new accounting pronouncements, see Note 18 to the consolidated financial statements in this Form 10-Q.
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
On May 13, 2011, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).
As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker is authorized beginning on May 13, 2011 and ending on May 13, 2012 to repurchase up to $30 million of the $100 million in shares authorized for repurchase under the 2011 Repurchase Program. Repurchases under the Repurchase Plan will be subject to specific parameters and contain certain price and volume constraints; therefore, there is no guarantee as to the exact number of common shares that will be repurchased under the Repurchase Plan.
Under the 2011 Repurchase Program, the Company repurchased 37,900 shares of its common stock during the three months ended May 31, 2011 at an average price of $24.64 per share. Shares valued at approximately $99.1 million remained authorized under the 2011 Repurchase Program for repurchase as of May 31, 2011.
Under the 2008 Repurchase Program, the Company repurchased 625,000 shares of its common stock during the second quarter of fiscal 2011 at an average price of $21.75 per share. The Company did not repurchase any shares of its common stock under the 2008 Repurchase Program in the third quarter of fiscal 2011.
Under both programs, the Company repurchased 662,900 shares of its common stock at an average price of $21.91 during the nine months ended May 31, 2011. The Company did not repurchase any shares of its common stock during the nine months ended May 31, 2010.
The Company’s purchases of its common stock under the 2008 Program during the quarter ended May 31, 2011 were as follows:

			Total number of shares	Maximum number of
	Total number of	Average price paid	purchased as part of a	shares that may yet be
	shares repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				2,281,966
March 1-31, 2011	—	$—	—	2,281,966
April 1-30, 2011	—	$—	—	2,281,966
May 1-31, 2011	—	$—	—	—

Total	—	$—	—	—

The Company’s purchases of its common stock under the 2011 Program during the quarter ended May 31, 2011 were as follows:

			Total number of shares	Maximum dollar value of
	Total number of	Average price paid	purchased as part of a	shares that may yet be
	shares repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				—
March 1-31, 2011	—	$—	—	—
April 1-30, 2011	—	$—	—	—
May 1-31, 2011	37,900	$24.64	37,900	99,066,195

Total	37,900	$—	37,900	99,066,195

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

10.1
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, dated May 19, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

10.2	Form of A. Schulman, Inc. Change-in-Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. Schulman, Inc. (Registrant)

/s/ Joseph J. Levanduski	/s/ Donald B. McMillan

Joseph J. Levanduski, Vice President, Chief Financial Officer, and Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)
Donald B. McMillan, Chief Accounting Officer and Corporate Controller of A. Schulman, Inc. (Signing as the Chief Accounting Officer of Registrant)
Date: July 6, 2011	Date: July 6, 2011