Form 10-K
period 2011-08-31
SCHULMAN A INC
filed 2011-10-26
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

As of February 28, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $664,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,390,468 shares of common stock, $1.00 par value, at October 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2011 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) was founded as an Ohio corporation in 1928 by Alex Schulman in Akron, Ohio as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, technology centers and sales offices in numerous countries. The Company changed its state of incorporation to Delaware in 1969 and went public in 1972. Today, A. Schulman is recognized as a leading international supplier of high-performance plastic compounds and resins used in a variety of packaging, consumer products, industrial and automotive applications, among others. Recent acquisitions have strengthened the Company’s core businesses serving its masterbatch, engineered plastics and specialty powders customers.

The Company leverages the following competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth:

•	The Company’s sales and marketing teams partner with customers to understand needs and provide tailored solutions that maximize success through its extremely broad and well-rounded product line.

•	The Company has a solid reputation in product innovation and development driven by its customer relationships and global technology centers.

•	The Company’s procurement teams are critical to its success as its global purchasing power positions the Company to formulate and sell products competitively.

•	The Company has 35 manufacturing facilities worldwide allowing it to be an ideal partner by quickly servicing target markets for key global customers.

•	The Company’s strong financial position enables it to effectively compete in the current economic environment.

The Company has a successful presence in the global market place, providing customer tailored new and enhanced product solutions that result in a product portfolio that is strongly positioned in the industry. With world-class technology centers strategically positioned around the world, A. Schulman is able to anticipate and respond to changing market and customer needs. Accordingly, the Company’s collaboration between development and production is especially important to the Company, as well as its customers, as quick turnaround is critical. Of course, quick turnaround means little without quality. A. Schulman has a long and proud history of consistently supplying products of the highest standards, which is evidenced by the Company’s numerous certifications and accreditations.

Information regarding the amount of net sales, operating income and identifiable assets attributable to each of the Company’s business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

Business Segments

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.

The Company’s reportable segments prior to fiscal 2011 were Europe, Middle East and Africa (“EMEA”), North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Bayshore and Asia Pacific (“APAC”). As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the CODM makes decisions, assesses performance and allocates resources by the following regions: EMEA, the Americas, and APAC. As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. Each reportable segment has a General Manager/Chief Operating Officer who reports to the CODM. The Americas segment comprises the former NAMB, NAEP, NARM and Bayshore segments.

The CODM uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Operating income before certain items does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses, asset write-downs, costs related to business acquisitions and inventory step-up. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.

Fiscal 2011 Business Acquisitions

On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition expanded the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. This acquisition combined with the Company’s two facilities in Brazil, demonstrates that the Company is aggressively expanding its presence in the Brazilian market and enhancing its ability to serve customers in South America. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements since the date of acquisition, November 3, 2010, and are reported in the Americas segment.

On June 30, 2011, the Company entered into an agreement to become a 51% equity holder, through a $1.1 million investment, in Surplast S.A. (“Surplast”). The other owner of the venture is Alta Plastica S.A., one of the largest distributors of resins in Argentina. The Company now has a facility in Argentina, in addition to three facilities in Brazil to meet the growing demand in South America. The results of operations from the Surplast acquisition are included in the accompanying consolidated financial statements since the date of acquisition, June 30, 2011, and are reported in the Americas segment.

Product Families

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. In addition to compounded products, the Company also offers tolling/producer services in the specialty powders and masterbatch product families, where the Company processes material provided and owned by customers to produce specialized compounds and powders.

Masterbatch

Masterbatches (also referred to as “concentrates”) are often the key ingredient in a successful application product formula. These highly concentrated compounds are combined with polymer resins by the Company’s customers at the point-of-process to provide a material solution that allows our customers to meet several performance criteria for a given product application.

The Company first began supplying masterbatches through its technology center in Bornem, Belgium in the early 1960s. By the end of the decade, the Company’s presence in masterbatch had expanded to the Americas, primarily in the U.S., then Mexico, and later in Asia. Acquisitions in fiscal 2011 and 2010 expanded the Company’s product offerings in the high-quality, and custom color masterbatch markets, provided capacity, flexibility and efficiency to advance growth in targeted markets, and reduced dependence on the automotive market. The Company’s manufacturing and technology facilities are strategically positioned around the world to ensure that orders are shipped within specification and on time. The primary technology centers are in Bornem, Belgium and San Luis Potosi, Mexico.

The masterbatch product portfolio, which is designed to improve the performance, appearance, and processing of plastics for the intended application, includes:

• Polybatch®	Additive Compounds, as well as, Custom Color Concentrates for Film and Molding
• Polyblak®	Carbon Black Color Concentrates
• Polywhite®	White Color Concentrates
• Polypet®	Additive Compounds for polyester resins
• Polypearl®	Additive Compounds for special pearl effects
• Polystat®	Antistatic Concentrates
• Papermatch®	Masterbatch for the production of synthetic paper

Additive solutions are available to enhance performance properties including but not limited to: antibacterial, ultra-violet (“UV”), anti-static, barrier (optimal heat and light transmittance), antioxidants (protection of foods) and processing (foaming agents, slip, process aids, release agents, and antiblocking). The Company’s offering of colorant solutions is also expansive, including a wide spectrum of standard and customized colors, as well as special effects including but not limited to: metallics, pearlescents (shimmer), thermochromic (heat sensitive), photochromic (light sensitive), fluorescent, phosphorescent (glow-in-the-dark) and interference (color shift) technologies. In many instances the Company’s products are designed to deliver one or more of these attributes to meet customer needs.

Film and packaging applications continue to be a primary focus for these products. The Company’s film additives for food packaging are internationally renowned for their performance and cost benefits, and are commonly used in biaxially oriented films which are critical for protective packaging of shelf ready foods, snack foods, candy, as well as various consumer products and industrial applications. The Company’s color concentrates excel in these markets as well, where they are a trusted source for the world’s largest consumer product companies, providing aesthetic solutions for a wide range of bottles, caps and closures. The Company also provides solutions for agriculture films, offering additives that provide UV control, barrier, and anti-fog solutions among others.

Many of the Company’s masterbatch product offerings contain proprietary technology that plays a key role in providing application solutions that have a reduced impact on the environment. The Company’s technical team works with customers to design and develop products that minimize the use of plastics and, depending on application, can incorporate the use of either recycled plastics or renewable-based polymers to assist customers in meeting their sustainability goals. The Company continues to advance its pigment and additive technologies to support its customer development of more sustainable solutions from packaging to durable goods.

Engineered Plastics

Engineered plastics provide unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer requirements for durable applications. The Company’s products are often developed to replace metal and other specialty polymeric materials.

The Company’s engineered plastics products typically comprise 100% of the plastics material used by its customers in their end products. The Company began formulating a variety of compounds in the early 1950s, meeting the needs of a newly forming plastics industry. Today, the Company is a leader in multi-component blends that include polyolefins, nylons, polyesters, elastomers, ionomers, acrylonitrile butadiene styrene (“ABS”), polyvinyl chloride (“PVC”) and highly customized cross-linked resins. In addition to its breadth of experience in plastics resins, the Company has tremendous depth of formulating know-how with fiber reinforcements, such as glass and carbon, nano-reinforcements, flame retardants, impact modifiers, and UV stabilization.

The result of this innovation forms a pipeline of products being produced in A. Schulman facilities around the world. The Company offers an extensive portfolio based on a variety of polymers within the engineered plastics product family, allowing customers to tailor solutions that meet their exact performance needs. The following products focus on the ability to develop enhanced polymer solutions:

• Invision®	Thermoplastic Elastomers and Vulcanizates
• Schulamid®	Filled and Unfilled Nylon Compounds
• Schuladur®	Filled and Unfilled PBT Compounds
• Schulablend M/MK®	Nylon/ABS Alloys
• Formion®	Formulated Ionomer Compounds
• Clarix®	Thermoplastic Ionomer Resins
• Polyflam®	Flame-Retardant Thermoplastic Compounds and Concentrates
• Polyfort®	Polypropylene, Polyethylene, EVA Compounds
• Polytrope®	Thermoplastic Olefins
• Polyvin®	Flexible Thermoplastic PVC Compounds
• Vinika®	High-Quality PVC Compounds
• Sunprene®	PVC-Based Thermoplastic Elastomers
• Sunfrost®	Low-Gloss PVC Thermoplastic Elastomers

The engineered plastics product family uses its state-of-the-art technology centers to drive technology and innovation. The primary technology centers are in Sindorf, Germany, Akron, Ohio, and San Luis Potosi, Mexico. These centers are highly focused on developing niche solutions that meet the needs of existing and developing markets.

The Company’s engineered plastics product family supplies numerous markets and applications. Consumer products and industrial applications are core markets in durable goods where continued growth is planned, including such applications as industrial packaging, appliances, electrical connectors, power tools, recreational items, and lawn and garden equipment. The Company also supplies materials to major automotive applications, working closely with major global manufacturers. In recent years, the Company has refocused its commercial and technical efforts in the specialized, high-performance automotive applications, such as under-hood components, electrical connectors and interior components. The Company views European and Asian automotive manufacturers as key growth drivers in this market as they expand their presence globally.

Specialty Powders

The acquisition of ICO, Inc. in April 2010 significantly increased the Company’s capacity to supply customers in the rotational molding market, as well as provide the Company with an opportunity to utilize its compounding expertise and global footprint to add value in specialty powders (which includes custom size reduction service applications such as powder coating, cosmetic applications and additive manufacturing/3D printing). Rotational molding produces plastic products by melting custom-sized plastic powder in molds that are heated in an oven while being rotated. The melting resin adheres to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, especially for the production of larger, hollow products, because assembly of multiple parts is unnecessary, consistent wall thickness in the finished product can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding processes. Rotational molding includes compounded resin powders for rotationally-molded products, such as gas and water tanks, kayaks, playground slides, and other large applications.

Size reduction, or grinding, is a major component of the Company’s specialty powders product family and is a specialized process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a specified powder size and form, depending on the customer’s requirements. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with specific thermal characteristics (such as heat sensitive materials) or which are soft and difficult to manage, the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures to enable grinding and classification.

The specialty powders product family includes a broad product portfolio of base resins, custom colors, and proprietary cross-linked polyethylene formulations including:

• Icorene®	Compound powders offered in custom colors and specialty effects
• Polyaxis®	Compounds developed specifically for the rotational molding process
• Schulink®	Cross-linkable resin used in rotational molding
• Superlinear™	Material offers impact, stiffness and high heat-distortion temperatures
• Ecorene™	Renewably-sourced thermoplastic powders
• ICO-Fine™	Ultra-fine thermoplastic powders

Distribution Services

As a distributor, the Company works with leading global polymer producers to assist in servicing a market segment that is either not easily accessible to the producer, or does not fit efficiently into the producer’s core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and re-sells producer grade polymers to its own customer segment, providing sales, marketing and technical services where required.

A. Schulman leverages its global supply relationships to fill customer needs around the world through a variety of olefinic and non-olefinic resins, as well as selected styrenics and engineering plastics. This consumption of large quantities of base resins also helps support the customers of the engineered plastics and masterbatch product families by providing purchasing leverage to help keep costs down and providing convenient access to bulk resin supplies to customers.

The Company’s distribution services offerings include polymers for all processing types, including injection molding, blow molding, thermoforming and extrusion of film and sheet. Offering various compliant grades, the Company has products to meet the most stringent of needs. The Company works with a variety of grades, allowing customers to maximize their cost-to-performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels. The Company’s products are supplied into every major market segment, including automotive, building and construction, lawn and garden, film and packaging, and household and consumer goods.

Non Wholly-owned Subsidiaries

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

A. Schulman International, Inc. is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility with two production lines in Surabaya, Indonesia. The remaining 35% interest in this joint venture is owned by P.T. Prima Polycon Indah.

A. Schulman International, Inc. also owns a 51% interest in Surplast S.A., an Argentinean venture, with Alta Plastica S.A., one of the largest distributors of resins in Argentina. Surplast has one manufacturing facility in Buenos Aires, Argentina focusing on specialty powders.

Employee Information

As of August 31, 2011, the Company had approximately 3,000 employees. Approximately 50% of all of the Company’s employees are represented by various unions under collective bargaining agreements.

Research and Development

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. The Company has a team of individuals with varied backgrounds to lead a “New Product Engine” initiative to put an aggressive global focus on the Company’s research and development activities. The Company conducts these activities at its various technical centers and laboratories. Research and development expenditures were approximately $2.4 million, $2.0 million and $3.6 million in fiscal years 2011, 2010 and 2009, respectively. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

Compliance with Environmental Regulations

Management believes that the Company is in compliance with national, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and such compliance activity does not currently have a material effect upon the capital expenditures, results of operations, financial position or competitive position of the Company.

Dependence on Customers

During the year ended August 31, 2011, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are usually available from major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal types of plastic resins used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, polyethylene, polystyrene, nylon, ABS, polyurethane and PVC. For additional information on the availability of raw materials, see ITEM 1A, RISK FACTORS, Shortages or price increases of raw materials and energy costs could adversely affect operating results and financial condition, of this Annual Report on Form 10-K.

Working Capital Practices

The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or ensure the Company of a continuous allotment of goods from suppliers. The Company’s manufacturing processes are generally performed with a short turnaround time. The Company does not generally offer extended payment terms to its customers. The Company employs quality assurance practices that minimize customer returns; however, the Company generally allows its customers to return merchandise for failure to meet pre-agreed quality standards or specifications. For additional information relating to the Company’s working capital items, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

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

Intellectual Property

The Company uses various trademarks and tradenames in its business. These trademarks and tradenames protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. The Company also holds patents in various parts of the world for certain of its products. These trademarks, tradenames and patents, including those which are pending, contribute to profitability.

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three year period ended August 31, 2011 appears in Note 13 to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks attendant to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:    Age 66; President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41 year tenure at The Goodyear Tire & Rubber Company.

Joseph J. Levanduski:    Age 49; Vice President, Chief Financial Officer and Treasurer of the Company since June 2011. Previously, Mr. Levanduski was with Hawk Corporation for approximately 15 years where he held various financial roles before becoming Senior Vice President and Chief Financial Officer.

Paul R. Boulier:    Age 58; Vice President and Chief Marketing Officer of the Company since October 2008. Mr. Boulier previously served as the Vice President, Marketing and Sales at Core Molding Technologies for one year and prior to that he was with Avery Dennison where he held various roles.

Derek Bristow:    Age 51; General Manager and Chief Operating Officer – APAC since September 2010. Mr. Bristow formerly was General Manager, of ICO Australasia, for ICO, Inc., which was acquired by the Company on April 30, 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

John B. Broerman:    Age 53; Vice President and Chief Information Officer since November 2010. Prior to joining the Company in April 2005, Mr. Broerman held various IT and logistics management positions at Cole National, American Greetings and Arthur Andersen.

Donald B. McMillan:    Age 51; Chief Accounting Officer and Corporate Controller since April 2011. Since joining the Company in 1996, Mr. McMillan served as Corporate Controller since April 2006 and held various financial positions with the Company prior to that.

Gary A. Miller:    Age 65; Vice President Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company since 1992.

David C. Minc:    Age 62; Vice President, Chief Legal Officer and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Gustavo Perez:    Age 47; General Manager and Chief Operating Officer – Americas since August 2010. Since 2008, Mr. Perez was General Manager, Masterbatch for the Company’s North America operations. Previously, he was General Manager of Mexico and prior to that position, he was Associate General Manager since 2000. Mr. Perez joined the Company in 1995 as a Finance Manager of the Mexican subsidiary.

Bernard Rzepka:    Age 51; General Manager and Chief Operating Officer – EMEA of the Company since September 1, 2008. Mr. Rzepka has been with the Company since 1993, serving in a variety of technology and commercial management positions.

Kim L. Whiteman:    Age 54; Vice President, Global Human Resources of the Company since June 2009. Previously, Mr. Whiteman held various roles at The Goodyear Tire and Rubber Company since 1979.

Available Information

The Company is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with these requirements, files annual, quarterly and other reports, as well as proxy statements and other information with the Securities and Exchange Commission (the “Commission”) relating to its business and financial results. Investors may inspect a copy of such reports, proxy statements and other information the Company files with the Commission, without charge, at the Commission’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings are also available to the public at the Commission’s website at http://www.sec.gov.

The Company’s internet address is www.aschulman.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, together with any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could materially and negatively affect our business, results of operations, cash flows or financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, results of operations, cash flows or financial condition could be negatively affected.

Risks Relating to Economic and Market Conditions

Our sales, profitability, operating results and cash flows are sensitive to global economic conditions, financial markets and cyclicality, and could be adversely affected during economic downturns or financial market instability.

The business of our customers can be cyclical in nature and sensitive to changes in general economic conditions. Deterioration in our customers’ financial position can adversely affect our sales and profitability. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. Recent global economic conditions, especially in North America and Europe, have caused, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, each of which may materially adversely affect our customers’ access to capital. Turbulent global economic conditions, even without a sustained downturn, may limit our customers’ access to capital and could inhibit their ability to purchase our products or affect their ability to pay for products that they have already purchased from us. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.

Although no one customer currently accounts for a significant portion of our sales, we are exposed to industries such as automotive, appliances and construction. Bankruptcies by major original equipment manufacturers (OEM) could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay.

Similar to our customers’ situation, turbulent global economic conditions, even without a sustained downturn, may materially adversely affect our suppliers’ access to capital and liquidity with which they maintain their inventories, production levels and product quality, causing them to raise prices or lower production levels. An increase in prices could adversely affect our profitability, operating results and cash flows.

The future of the global economic and financial condition is difficult to forecast and mitigate, and therefore the impact on our operating results for a particular period is difficult to predict. Any of the foregoing effects could have a material adverse effect on our business, results of operations and cash flows.

Negative global credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Unstable conditions in the credit markets or sustained poor financial performance may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. A volatile credit market may limit our ability to replace maturing credit facilities and access the capital necessary to grow and maintain our business. Accordingly, we may be required to enter into credit agreements that have terms that we do not prefer, which could require us to pay unattractive interest rates. This could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to disruptions in the financial markets will stabilize markets or increase liquidity and the availability of credit. Long term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until markets stabilize or until alternative credit arrangements or other funding sources can be arranged. Such measures could include deferring, eliminating or reducing capital expenditures, dividends, share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

Shortages or price increases of raw materials and energy costs could adversely affect operating results and financial condition.

We purchase various plastic resins to produce our proprietary plastic compounds. These resins, derived from petroleum or natural gas, have on occasion been subject to periods of short supply as well as rapid and significant movements in price. These fluctuations in supply and price may be caused or intensified by a number of factors, including inclement weather, political instability or hostilities in oil-producing countries, other force majeure events affecting the production facilities of our suppliers, and more general supply and demand changes. We may not be able to obtain sufficient raw materials or pass on increases in the prices of raw materials and energy to our customers. Such shortages or higher petroleum or natural gas costs could lead to declining margins, operating results and financial conditions.

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

The occurrence or threat of extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war, could significantly decrease demand for our products.

Extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war could adversely affect the economy generally, our business and operations specifically, and the demand for our products. The occurrence of extraordinary events cannot be predicted and their occurrence could adversely affect our results.

Risks Related to Our Business

Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

We conduct a majority of our business outside of the United States. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:

•

fluctuations in exchange rates may affect product demand and profitability due to volatility in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	potential disruption that could be caused with the partial or complete dissolution of the European Union;

•	intellectual property rights may be more difficult to enforce;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes may occur in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises;

•

our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities; and

•	unanticipated events, such as geopolitical changes, which could result in a write-down of our international investments.

Our continued success as a global supplier will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.

Although the majority of our international business operations are currently in regions where the risk level and established legal systems are considered reasonable, our international business also includes projects in countries where governmental corruption has been known to exist. We emphasize compliance with the law and have policies, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (“FCPA”); however, there can be no certain assurances that our employees will adhere to our code of business conduct, other internal policies or the FCPA. Additionally, in such high risk regions, our competitors who may not be subject to U.S. laws and regulations, such as the FCPA, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that U.S. law and regulations prohibit us from using. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence. If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions. Violations of these laws could result in significant monetary or criminal penalties for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations, financial position, cash flows, damage our reputation and, therefore, our ability to do business.

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

We operate in a highly competitive industry, competing against a number of domestic and foreign polymer producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

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

Successful development and commercialization of new products is a key driver in our anticipated growth plans. Also, on an ongoing basis a certain portion of our products slide into obsolescence and, therefore, new products are necessary to maintain current volumes. The development and commercialization of new products requires significant investments in research and development, production, and marketing costs. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment and the growth prospects and overall demand for our products will be adversely affected.

Increased indebtedness could restrict growth and adversely affect our financial health.

As of August 31, 2011, our debt on a consolidated basis was approximately $196.1 million. An increase in the level of indebtedness could have significant consequences. For example, it could:

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

An impairment of goodwill would negatively impact our financial results.

At least annually, we perform an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company’s results of operations.

We may not have adequate or cost-effective liquidity or capital resources.

We require cash or committed liquidity facilities for business purposes, such as funding our ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness and pay taxes. As of August 31, 2011, we had cash and cash equivalents of $155.8 million. In addition, we currently have access to committed credit lines of $365.4 million, with $271.6 million available as of August 31, 2011. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

We may, in the future, need to access the financial markets to satisfy our cash needs. Our ability to obtain external financing is affected by various factors including general financial market conditions and our debt ratings. While, thus far, uncertainties in global credit markets have not significantly affected our access to capital, future financing could be difficult or more expensive. Further, any increase in our level of debt, change in status of our debt from unsecured to secured debt, or deterioration of our operating results may impact our ability to obtain favorable financing terms. Any tightening of credit availability could impair our ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, we may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Our lack of access to cost-effective capital resources, an increase in our financing costs, or a breach of debt instrument covenants could have a material adverse effect on our business.

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

We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 50% of our employees are represented by labor unions. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Work stoppages may be caused by the inability of national unions and the governments of countries that the Company operates in from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.

A major failure of our information systems could harm our business.

We depend upon numerous local and several regionally integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, which could adversely affect our results of operations.

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

We have several defined benefit pension and postretirement plans around the world in which a substantial portion of our employees participate in. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by our outside actuaries and as required by law. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required. These contributions could be substantial and would reduce the cash available for our business.

Increasing cost of employee healthcare may decrease our profitability.

The cost of providing healthcare coverage for our employees is a significant operating cost for the Company. If healthcare costs increase at a rapid pace, we may not be able to or willing to pass on those costs to employees. Therefore, if we are unable to offset rising healthcare costs through improved operating efficiencies and reduced expenditures, the increased costs of employee healthcare may result in declining margins and operating results.

Risks Associated with Acquisitions and Restructuring Initiatives

The inability to achieve, delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies could adversely affect our profitability.

We have announced multiple major plans and initiatives that are expected to reduce costs and improve efficiencies. We could be unable to achieve, or may be delayed in achieving, some or all of the benefits from such initiatives because of limited resources or uncontrollable economic conditions. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition. Additionally, even if we achieve these goals, we may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits.

We may incur significant charges in the event we close all or part of a manufacturing facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one facility to another facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing facility. We also have shared services agreements at several of our facilities and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure of all or part of a manufacturing facility could result in future charges which could be significant.

We may experience difficulties in integrating acquired businesses, or acquisitions may not otherwise perform as expected.

We may acquire other businesses intended to complement or expand our business. The successful integration of these acquisitions will depend on our ability to manage the operations and personnel of the acquired businesses. We may encounter obstacles when incorporating the acquired operations with our operations and management. The acquired operations may not otherwise perform or provide the results expected when we first entered into the transaction. We may not achieve anticipated results in developing new geographic or product markets. If such acquisitions are not integrated successfully or they do not perform as well as anticipated, our results of operations and financial condition could be adversely affected.

We may fail to realize all of the anticipated benefits of acquisitions, which could reduce our anticipated profitability.

We expect that our acquisitions will result in certain synergies, business opportunities and growth prospects. We, however, may not realize these expected synergies, business opportunities and growth prospects. Integrating operations is complex and requires significant efforts and expenses on the part of both the Company and the acquisitions. Personnel may voluntarily or involuntarily exit the Company because of the acquisitions. Our management team may have its attention diverted while trying to integrate the acquired companies. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities including successfully developing new geographic or product markets or retaining acquired current customers. Our assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, our growth and operating strategies for acquired businesses may be different from the strategies that the acquired companies pursued. If these factors limit our ability to integrate or operate the acquired companies successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from acquisitions, may not be met.

Risks Related to the Legal and Regulatory Environment

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

Our business and financial condition could be adversely affected if we are unable to protect our material trademarks, tradenames and other proprietary information.

We have numerous patents, trade secrets and know-how, domain names, trademarks and tradenames, which are discussed under ITEM 1 of this Annual Report on Form 10-K. Despite our efforts to protect our trademarks, tradenames and other proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain or use our proprietary information or marks without our authorization. Unauthorized use of our trademarks or tradenames, or unauthorized use or disclosure of our other intellectual property, could negatively impact our business and financial condition.

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

From time to time, we may be subject to claims or legal action from customers, employees or others. Whether these claims and legal actions are founded or unfounded, if these claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect market perception of the Company and our products. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The Company could also incur costs in connection with defending these possible claims and legal actions.

We may be required to adopt International Financial Reporting Standards (IFRS), or other accounting or financial reporting standards, the ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.

Although not yet required, we could be required to adopt IFRS or other accounting or financial reporting standards different than accounting principles generally accepted in the United States of America for our accounting and reporting standards. The costs of implementation of new standards could unfavorably impact our business, financial condition or results of operations.

We may be exposed to certain regulatory risks related to climate change.

Various governments have either introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. Additionally, some of our operations are within other jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions including the European Union, Brazil and China. The outcome of new legislation in the U.S. and other jurisdictions in which we operate may result in new or additional regulation, additional charges to fund energy efficiency activities or other regulatory actions. These effects may adversely impact our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table indicates the location of each of the Company’s manufacturing facilities, the approximate annual manufacturing capacity for fiscal 2012 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2011. The following locations are owned or leased by the Company:

Location	Approximate Annual Capacity (lbs.)(1)		Approximate Floor Area (Square Feet)
	(In thousands)
Akron, Ohio	35,000	(2)	105
North Canton, Ohio	4,800		48
Bellevue, Ohio	60,000	(3)	169
Nashville, Tennessee	18,400	(4)	138
Allentown, Pennsylvania	29,000		128
Fontana, California	40,000		44
East Chicago, Indiana	65,000		73
Grand Junction, Tennessee	28,000		88
China, Texas	90,000		106
La Porte, Texas	270,000		226
Contagem, Belo Horizonte, Brazil	18,800		24
Americana, São Paulo, Brazil	9,400		19
São Paulo, Brazil	26,400		125
Buenos Aires, Argentina	17,300		17
San Luis Potosi, Mexico	80,200		187

Total Americas Segment	792,300		1,497
Bornem, Belgium	147,100		455
Opglabbeek, Belgium	3,900		22
Givet, France	242,600		241
Beaucaire, France	48,500		76
Montereau, France	50,700		57
Oyonnax, France	4,000		28
Kerpen, Germany	154,500		776
Budapest, Hungary	500		33
Gorla Maggiore, Italy	23,250		115
Verolanuoava, Italy	16,550	(5)	135
s-Gravendeel, The Netherlands	88,200		168
Nowa Biala, Poland	2,600		49
Gainsborough, United Kingdom	99,200		103
Crumlin Gwent, South Wales, United Kingdom	51,500		106
Astorp, Sweden	6,700		27

Total EMEA Segment	939,800		2,391
Batu Pahat, Malaysia	87,300		62
Brisbane, Australia	13,200		19
Guangdong Province, China	30,400		112
East Java, Indonesia	37,000		136

Total APAC Segment	167,900		329

Total	1,900,000		4,217

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)

The approximate annual capacity for fiscal 2012 set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. A plant operating at full capacity will produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound then being manufactured. The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Akron, Ohio includes two manufacturing facilities.

(3)	The Bellevue facility includes capacity of approximately 20 million pounds from two manufacturing lines owned by The Sunprene Company, a partnership in which the Company has a 70% partnership interest.

(4)	The Nashville facility is expected to close no later than February 29, 2012. Approximate annual capacity is based on estimated production through the end of the Company’s second quarter of fiscal 2012.

(5)	On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility are expected to be relocated by early calendar 2012.

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, usage approximates 91 warehouses for the Company worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company owns its corporate headquarters, which is located in Akron, Ohio and contains approximately 48,000 square feet. The Company leases sales and administrative offices in various locations globally.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial position of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve would be recognized until that time.

In August 2011, the Company incurred a pretax charge of approximately $3.0 million related to a settlement involving a business relationship. This settlement satisfied all threatened claims. The charge is included in selling, general and administrative expense in the accompanying consolidated statement of operations in fiscal 2011 and relates to the Americas segment.

ITEM 4.	(REMOVED AND RESERVED)

PART    II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 14, 2011, there were 581 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 14, 2011 was $19.16.

The quarterly high and low closing stock prices for fiscal 2011 and 2010 are presented in the table below:

Common stock price range	Fiscal 2011 High - Low	Fiscal 2010 High - Low
1st Quarter	$22.31 - 19.23	$21.13 - 16.32
2nd Quarter	$23.30 - 20.31	$23.98 - 16.42
3rd Quarter	$25.57 - 21.88	$26.89 - 21.33
4th Quarter	$25.92 - 16.51	$21.84 - 17.05

The quarterly cash dividends declared for fiscal 2011 and 2010 are presented in the table below:

Cash dividends per share	Fiscal 2011	Fiscal 2010
1st Quarter	$0.155	$0.150
2nd Quarter	0.155	0.150
3rd Quarter	0.155	0.150
4th Quarter	0.155	0.150

	$0.620	$0.600

On May 13, 2011, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). As part of this program, the Company initiated a plan to acquire $30 million of its common stock through a 10b5-1 plan effective on May 13, 2011.

The Company’s purchases of its common stock under the 2011 Repurchase Program during the fourth quarter of fiscal 2011 were as follows:

	Total number of shares repurchased	Average price paid per share	Dollar value of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
Beginning shares available				$99,066,195
June, 2011	105,550	$24.35	$2,570,550	$96,495,645
July, 2011	96,600	$24.28	$2,345,255	$94,150,390
August, 2011	145,500	$18.65	$2,713,485	$91,436,905

Total	347,650	$21.95	$7,629,290	$91,436,905

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2011(1)	2010(1)	2009(1)	2008	2007
	(In thousands, except per share data)
Net sales	$2,192,955	$1,590,443	$1,279,248	$1,983,595	$1,786,892
Cost of sales	1,907,409	1,357,575	1,109,211	1,749,065	1,578,213
Other costs and expenses	230,721	196,707	155,751	187,393	159,328
Interest and other income	(2,642)	(3,770)	(4,174)	(2,347)	(4,138)

Total costs and expenses, net	2,135,488	1,550,512	1,260,788	1,934,111	1,733,403

Income from continuing operations before taxes	57,467	39,931	18,460	49,484	53,489
Provision (benefit) for U.S. and foreign income taxes	15,782	(4,419)	6,931	17,944	24,655

Income from continuing operations	41,685	44,350	11,529	31,540	28,834
Loss from discontinued operations, net of tax of $0	—	(239)	(13,956)	(12,619)	(5,738)

Net income (loss)	41,685	44,111	(2,427)	18,921	23,096
Noncontrolling interests	(689)	(221)	(349)	(872)	(1,027)

Net income (loss) attributable to A. Schulman, Inc.	$40,996	$43,890	$(2,776)	$18,049	$22,069

Total assets	$1,239,987	$1,071,315	$797,489	$890,421	$874,115
Long-term debt	$184,598	$93,834	$102,254	$104,298	$123,080
Total equity	$554,305	$493,140	$370,971	$430,764	$430,224
Weighted-average number of shares outstanding:
Basic	30,978	27,746	25,790	26,795	27,032
Diluted	31,141	27,976	26,070	27,098	27,369
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$1.32	$1.59	$0.43	$1.14	$1.04
Loss from discontinued operations	—	(0.01)	(0.54)	(0.47)	(0.21)

Net income (loss) attributable to common stockholders	$1.32	$1.58	$(0.11)	$0.67	$0.83

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$1.32	$1.58	$0.43	$1.13	$1.03
Loss from discontinued operations	—	(0.01)	(0.54)	(0.47)	(0.21)

Net income (loss) attributable to common stockholders	$1.32	$1.57	$(0.11)	$0.66	$0.82

Cash dividends declared per common share	$0.62	$0.60	$0.60	$0.59	$0.58

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS AND RECENT DEVELOPMENTS

A. Schulman, Inc. (the “Company”, “A. Schulman”, “our” and “us”) is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets such as packaging, consumer products, industrial and automotive, among others. As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions: Europe, Middle East and Africa (“EMEA”), the Americas, and Asia Pacific (“APAC”). As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. The Company has approximately 3,000 employees and 35 manufacturing facilities worldwide. Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The Company also offers tolling services to customers.

On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition expanded the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. This acquisition combined with the Company’s two facilities in Brazil, demonstrates that the Company is aggressively expanding its presence in the Brazilian market and enhancing its ability to serve customers in South America. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements since the date of acquisition, November 3, 2010, and are reported in the Americas segment.

On June 30, 2011, the Company entered into an agreement to become a 51% equity holder, through a $1.1 million investment, in Surplast S.A. (“Surplast”). The other owner of the venture is Alta Plastica S.A., one of the largest distributors of resins in Argentina. The Company now has a facility in Argentina, in addition to three facilities in Brazil to meet growing demand in South America. The results of operations from the Surplast acquisition are included in the accompanying consolidated financial statements since the date of acquisition, June 30, 2011, and are reported in the Americas segment.

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

FISCAL YEAR 2011 COMPARED WITH FISCAL YEAR 2010

On April 30, 2010, the Company acquired ICO, Inc. (“ICO”). The results of ICO’s operations have been included in the consolidated financial statements since the date of acquisition. The following discussion regarding the Company’s performance may refer to the “ICO effect”. The Company defines the “ICO effect” as the results of operations as if the Company owned ICO at the beginning of the first quarter of fiscal 2010. These results exclude certain charges and acquisition related items discussed above and include an estimate of purchase accounting-related depreciation and amortization expense.

Segment Information

Europe, Middle East and Africa

	Year ended August 31,		Increase (decrease)
EMEA	2011	2010
	(In thousands, except for %’s and per pound data)
Net sales	$1,533,993	$1,142,523	$391,470	34.3%
Gross profit	$197,171	$177,010	$20,161	11.4%
Operating income	$86,663	$69,393	$17,270	24.9%
Pounds sold	1,281,066	1,119,039	162,027	14.5%
Price per pound	$1.197	$1.021	$0.176	17.2%
Gross profit per pound	$0.154	$0.158	$(0.004)	(2.5)%
Gross profit percentage	12.9%	15.5%

EMEA net sales for the year ended August 31, 2011 were $1,534.0 million, an increase of $391.5 million, or 34.3%, compared with the prior year. The increase was due to a volume increase of 14.5% primarily as a result of including a full year of ICO results for fiscal 2011 compared with four months for fiscal 2010, and a 17.2% improvement in average selling price per pound. The foreign currency translation effect favorably impacted net sales by $36.8 million. Including the ICO effect, net sales increased approximately 22% as a result of favorable pricing in most of the segment’s product families. Volume was essentially flat compared with the same period in the prior year including the ICO effect.

EMEA gross profit was $197.2 million for the year ended August 31, 2011, an increase of $20.2 million over last year. The increase was due to higher volume as a result of including a full year of ICO results compared with the prior year and an increase in selling price per pound. Foreign currency translation favorably impacted EMEA gross profit by $4.6 million. The Company was not able to fully pass along raw material cost increases primarily in the engineered plastics product family, where approximately half of this business is on longer term fixed-price contracts, causing a lag in the recovery of cost increases. Including the ICO effect, gross profit increased $6.2 million, or approximately 3%, as a result of an increase in gross profit per pound.

EMEA operating income for the year ended August 31, 2011 was $86.7 million, an increase of $17.3 million compared with prior year. Including the ICO effect, operating income increased $13.4 million. The increase in operating income in fiscal 2011 was due to the increase in gross profit and a $7.2 million decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily due to a decline in bad debt expense of $7.6 million which was mostly related to the improvement of a certain customer’s financial situation in fiscal 2011, for which the Company had recorded a charge in fiscal 2010.

Americas

	Year ended August 31,		Increase (decrease)
Americas	2011	2010
	(In thousands, except for %’s and per pound data)
Net sales	$516,814	$363,011	$153,803	42.4%
Gross profit	$71,698	$48,213	$23,485	48.7%
Operating income	$14,032	$12,036	$1,996	16.6%
Pounds sold	635,700	387,466	248,234	64.1%
Price per pound	$0.813	$0.937	$(0.124)	(13.2)%
Gross profit per pound	$0.113	$0.124	$(0.011)	(8.9)%
Gross profit percentage	13.9%	13.3%

Net sales for the Americas for the year ended August 31, 2011 and 2010 were $516.8 million and $363.0 million, respectively, an increase of $153.8 million, or 42.4%, primarily due to the ICO acquisition. Foreign currency translation increased net sales by $10.7 million. Total pounds sold for the year was 635.7 million pounds, an increase of approximately 64.1% from the prior year. Including the ICO effect, net sales increased approximately 15% for the year ended August 31, 2011 and price per pound increased approximately 12% primarily in the masterbatch product family.

Gross profit was $71.7 million for the year ended August 31, 2011, an increase of $23.5 million from last year primarily due to the ICO acquisition. Foreign currency translation favorably impacted gross profit by $1.6 million. Including the ICO effect, gross profit increased $6.8 million, or approximately 11%, for the year ended August 31, 2011 and gross profit per pound was up approximately 8%. The increases in gross profit and gross profit per pound were primarily due to higher net sales in the masterbatch and specialty powders product families.

Operating income for the year ended August 31, 2011 was $14.0 million compared with $12.0 million last year. Including the ICO effect, operating income decreased $4.1 million compared with the prior year, due to a $10.9 million increase in selling, general and administrative expenses offset by the increase in gross profit. The increase in selling, general and administrative expenses is primarily due to a $3.0 million charge related to a settlement involving a business relationship, additional headcount costs from current year acquisitions and the formation of the Americas management team. This increase was partially offset by declines in bonus and bad debt expenses of $1.2 million and $0.6 million, respectively.

Asia Pacific

	Year ended August 31,		Increase (decrease)
APAC	2011	2010
	(In thousands, except for %’s and per pound data)
Net sales	$142,148	$84,909	$57,239	67.4%
Gross profit	$17,284	$11,656	$5,628	48.3%
Operating income	$5,587	$2,981	$2,606	87.4%
Pounds sold	131,626	81,143	50,483	62.2%
Price per pound	$1.080	$1.046	$0.034	3.3%
Gross profit per pound	$0.131	$0.144	$(0.013)	(9.0)%
Gross profit percentage	12.2%	13.7%

Net sales for APAC for the year ended August 31, 2011 were $142.1 million, an increase of $57.2 million or 67.4% due to increased volume primarily due to the ICO acquisition and higher selling prices per pound. Foreign currency translation favorably impacted net sales by $7.3 million. Including the ICO effect, net sales increased approximately 10% compared with the prior year; however, pounds sold decreased approximately 3%. Volume decreased in Australia while the rest of the APAC segment increased compared with the prior year as a result of stronger customer demand.

Gross profit for APAC for the year ended August 31, 2011 was $17.3 million, or 13.1 cents per pound, an increase of $5.6 million compared with last year. Including the ICO effect, gross profit was up $1.4 million and gross profit per pound increased approximately 12% as a result of improvements in the masterbatch product family. The increase was negatively impacted by lower margins in the Australia market.

APAC operating income for the year ended August 31, 2011 was $5.6 million, compared with $3.0 million last year. Including the ICO effect, operating income increased by $3.1 million. The increase in profitability was due to the increase in gross profit and a decrease of $1.7 million in selling, general and administrative expenses.

Consolidated Results of Operations

	Year ended August 31,		Increase (decrease)
Consolidated	2011	2010
	(In thousands, except for %’s and per pound data)
Net sales	$2,192,955	$1,590,443	$602,512	37.9%
Total segment gross profit	$286,153	$236,879	$49,274	20.8%
Total segment operating income	$106,282	$84,410	$21,872	25.9%
Pounds sold	2,048,392	1,587,648	460,744	29.0%
Price per pound	$1.071	$1.002	$0.069	6.9%
Gross profit per pound	$0.140	$0.149	$(0.009)	(6.0)%
Gross profit percentage	13.0%	14.9%

Consolidated net sales for the year ended August 31, 2011 increased 37.9% to $2,193.0 million. The foreign currency translation effect favorably impacted net sales by $54.8 million. Volume increased 460.7 million pounds, or 29.0%, compared with last year. Including the ICO effect, net sales increased approximately 19.6%, due to increases of approximately 17.7% and 1.6% in average selling price per pound and volume, respectively. Volumes increased in EMEA and the Americas as a result of increases in customer demand.

Total segment gross profit, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the years ended August 31, 2011 and 2010 was $286.2 million and $236.9 million, respectively, an increase of $49.3 million. The foreign currency translation effect favorably impacted gross profit by $6.7 million. Including the ICO effect, gross profit and gross profit per pound for the year ended August 31, 2011 increased $14.5 million and approximately 3.7%, respectively. The increases in gross profit and gross profit per pound were primarily due to higher net sales in the masterbatch and specialty powders product families.

Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the years ended August 31, 2011 and 2010 was $106.3 million and $84.4 million, respectively, an increase of $21.9 million. The foreign currency translation effect favorably impacted segment operating income by $2.6 million. Including the ICO effect, segment operating income for the year ended August 31, 2011 increased $12.0 million.

The changes in selling, general and administrative expenses for the year ended August 31, 2011, compared with the year ended August 31, 2010, are summarized as follows:

	Year ended August 31, 2011	% Increase
	(In thousands, except for %’s)
Total increase in selling, general and administrative expenses	$26,585	14.8%
Less ICO selling, general and administrative expenses	(28,243)
Less the effect of foreign currency translation	(2,607)

Total decrease in selling, general and administrative expenses, excluding ICO and the effect of foreign currency translation	$(4,265)	(2.4)%

The Company’s selling, general and administrative expenses, excluding ICO selling, general and administrative expenses and the impact of foreign currency translation, decreased $4.3 million for the year ended August 31, 2011. The decrease is primarily attributable to an $8.8 million reduction in bad debt expense and a $2.0 million decrease in bonus expense. The decrease in bad debt expense was primarily related to the improvement of a certain customer’s financial situation in fiscal 2011, for which the Company had recorded a charge in fiscal 2010. Offsetting the decrease in selling, general and administrative expenses was a $3.0 million charge related to a settlement involving a business relationship, an increase of $1.9 million in legal and professional fees and $2.5 million of costs for various consultants to assist the Company with certain global initiatives. These initiatives include the review of the Company’s long-term business strategy, capital structure, process improvements and growth initiatives including continued merger and acquisition activities.

Interest expense increased $1.4 million for the year ended August 31, 2011, as compared with the prior year, due primarily to increases in average outstanding principal balances and higher average interest rates.

The decrease in interest income for the year ended August 31, 2011, as compared with fiscal 2010, was due primarily to lower average cash balances.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $1.6 million and $0.9 million for the years ended August 31, 2011 and 2010, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Brazilian real, the Canadian dollar and the Mexican peso and changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the year ended August 31, 2011 was $1.7 million, compared with other income of $2.4 million for the year ended August 31, 2010. Other income for the year ended August 31, 2010 includes $1.0 million of income from the cancellation of certain European supplier distribution agreements.

Discontinued operations reflect the operating results for the former Invision segment of the Company’s business. During fiscal 2010, the Company completed the closing of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility.

Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Net income attributable to the Company’s common stockholders was $41.0 million and $43.9 million for the years ended August 31, 2011 and 2010, respectively. Net income was favorably impacted by foreign currency translation of $0.3 million for the year ended August 31, 2011.

Product Markets

The largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of consolidated net sales by market for the years ended August 31, 2011 and 2010 are as follows:

	Year ended August 31, 2011			Year ended August 31, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	31%	9%	60%	41%	9%	50%
Americas	21%	18%	61%	28%	25%	47%
APAC	45%	0%	55%	60%	0%	40%
Worldwide	30%	11%	59%	39%	12%	49%

Product Family

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the years ended August 31, 2011 and 2010 are as follows:

	Year ended August 31,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$880,406	40%	$676,977	43%
Engineered plastics	546,964	25	460,141	29
Specialty powders	372,360	17	129,122	8
Distribution services	393,225	18	324,203	20

	$2,192,955	100%	$1,590,443	100%

Capacity

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the years ended August 31, 2011 and 2010 is as follows:

	Years ended August 31,
	2011	2010
EMEA	76%	87%
Americas	66%	68%
APAC	87%	85%
Worldwide	73%	81%

Capacity utilization for the ICO specialty powders operations acquired, specifically in EMEA and the Americas, are generally lower than the Company’s legacy operations; therefore, causing a negative impact on overall utilization rates. Fiscal 2010 includes ICO operations since the date of acquisition, April 30, 2010. In the Americas, the decrease in capacity utilization due to ICO was slightly offset by continued improvement in the utilization of the Akron, Ohio plant. The Company’s APAC segment experienced higher capacity utilization for the year ended August 31, 2011, as a result of stronger demand in the local Asian markets, offset by continued weakness in Australia, which experienced particularly low utilization. Australia’s lower utilization has been addressed by the Company, as discussed below in Restructurings. Overall worldwide utilization declined primarily due to the addition of ICO operations offset by incremental improvements in utilization as a result of successful capacity right-sizing actions taken through restructuring plans.

Restructurings

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it will close the Nashville, Tennessee facility no later than February 29, 2012, in order to optimize the use of existing capacity and capitalize on growth opportunities. Approximately 24 million pounds of engineered plastics production will be moved from the Nashville facility to the Company’s Akron and Bellevue, Ohio facilities. As a result of this plan, the Company will reduce headcount by approximately 60. Offsetting this reduction of headcount will be the eventual addition of approximately 20 workers at the Company’s Akron, Ohio operation in fiscal 2012. The Company recorded approximately $1.1 million of pretax employee-related restructuring expense associated with this plan during the fourth quarter of fiscal 2011. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of approximately $1.0 million to $3.0 million during fiscal 2012 as it completes the plan.

Italy and Australia Plans

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility are expected to be relocated by early calendar 2012. Also on February 8, 2011, as a result of the ongoing deterioration of the Australian rotomolding market, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia facility to its Brisbane, Australia facility. As part of this consolidation, the Company reduced headcount in Australia by approximately 20, and the majority of the reduction occurred in the second and third quarters of fiscal 2011. The region will continue to be served by the Company’s Brisbane facility and facilities in Malaysia, Indonesia, China and a future India plant.

The Company recorded pretax restructuring expense of $6.0 million during fiscal 2011 primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of August 31, 2011, the Company has a balance of $2.4 million accrued for employee-related costs. The Company expects minimal restructuring charges in fiscal 2012 related to the Australia plan. In regards to the Italy plan, the Company anticipates additional pretax charges of approximately $6.0 million to $8.0 million in fiscal 2012, of which approximately 50% are expected to be non-cash charges.

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) facility. The plans include moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30 and approximately half of the reductions occurred in the second quarter of fiscal 2011. The Company recorded $0.1 million of pretax employee-related restructuring costs during fiscal 2011. As of August 31, 2011, the Company has a balance of $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan in fiscal 2012 as the realignment of capacity is finalized.

ICO Merger Plan

In conjunction with the merger with ICO, the Company reduced the workforce in its Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.5 million, primarily in pretax employee-related costs during fiscal 2011 and minimal charges during fiscal 2010 related to the integration of the ICO merger. The Company has a balance of less than $0.1 million accrued for the ICO merger plan as of August 31, 2011. The Company expects minimal charges related to this plan to be recognized in fiscal 2012.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded $0.5 million pretax restructuring expenses during fiscal 2011 primarily for employee-related costs associated with the closure. Also, the Company recorded pretax restructuring expenses of $1.3 million during fiscal 2010. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. As of August 31, 2011, the Company has a minimal balance remaining accrued. The Company expects minimal charges related to this plan to be recognized in the first half of fiscal 2012.

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

The Company recorded minimal charges related to the fiscal 2009 initiatives during fiscal 2011. The Company recorded employee-related costs of $0.6 million and contract termination and other restructuring costs of $0.6 million related to the fiscal 2009 initiatives during fiscal 2010. Restructuring charges recorded for the fiscal 2009 plan during fiscal 2010 were related to the EMEA and Americas segments.

The Company has no remaining accrual as of August 31, 2011, related to the fiscal 2009 initiatives, and the Company’s charges related to the plans initiated in fiscal 2009 were substantially complete as of the end of fiscal 2010.

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2011 and 2010 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2009	Acquired ICO Accrual	Fiscal 2010 Charges	Fiscal 2010 Paid	Accrual Balance August 31, 2010	Fiscal 2011 Charges	Fiscal 2011 Paid	Accrual Balance August 31, 2011
	(In thousands)
Employee-related costs	$4,448	$2,060	$4,024	$(8,521)	$2,011	$5,048	$(3,737)	$3,322
Other costs	390	—	1,030	(1,153)	267	3,069	(2,933)	403
Translation effect	42	—	—	—	(47)	—	—	70

Restructuring charges	$4,880	$2,060	$5,054	$(9,674)	$2,231	$8,117	$(6,670)	$3,795

Asset Impairment

The Company recorded approximately $8.1 million and $5.7 million in asset impairments during the years ended August 31, 2011 and 2010, respectively, excluding impairments recorded in discontinued operations.

During fiscal 2011, the Company recorded approximately $6.2 million of asset impairment charges, primarily related to assets held and used associated with the closure of the Company’s Nashville, Tennessee facility. The impaired assets include real estate and certain machinery and equipment. The disposal value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. Additionally, certain assets will be transferred to the Bellevue and Akron, Ohio plants after the Company ceases production at the Nashville facility.

Also in fiscal 2011, a long-lived asset held for sale, related to the closure of the Polybatch Color Center located in Sharon Center, Ohio, was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The asset’s estimated fair value was determined based on Level 3 inputs obtained from a third-party purchase offer less associated costs to sell.

During fiscal 2010, the Company recorded approximately $5.7 million of asset impairment charges primarily related to assets held and used associated with the closure of the Company’s Polybatch Color Center. The impaired assets include real estate and certain machinery and equipment. The disposal value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of the machinery and equipment, which was disposed after the Company ceased production, was determined based on projected cash flows from operations and estimated salvage value.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the years ended August 31, 2011 and 2010 is as follows:

	Year ended August 31, 2011		Year ended August 31, 2010
	(In thousands, except for %’s)
Statutory U.S. tax rate	$20,113	35.0%	$13,979	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(15,126)	(26.3)	(16,190)	(40.5)
U.S. and foreign losses with no tax benefit	6,896	12.0	9,551	23.9
U.S. restructuring and other U.S. unusual charges with no benefit	3,871	6.7	4,820	12.1
Italy valuation allowance	—	—	1,715	4.3
Establishment (resolution) of uncertain tax positions	(221)	(0.4)	33	0.1
ICO historical tax attributes	—	—	3,250	8.1
U.S. valuation allowance reversal	—	—	(22,156)	(55.5)
Other	249	0.5	579	1.4

Total income tax expense (benefit)	$15,782	27.5%	$(4,419)	(11.1)%

The effective tax rate for the year ended August 31, 2011 is less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for losses in the U.S. and certain foreign jurisdictions which have valuation allowances recorded.

The effective tax rate for the year ended August 31, 2010 was substantially less than the U.S. statutory tax rate primarily because of the tax benefits recognized for the reversal of a portion of the valuation allowance in the U.S. relating to the ICO acquisition and due to the Company’s overall foreign rate being less than the U.S. statutory rate. These favorable effects on the Company’s tax rate were partially offset by no tax benefits being recognized for losses in the U.S. and certain foreign jurisdictions which have valuation allowances recorded.

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

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the years ended August 31, 2011 and 2010. Asset write-downs include asset impairments and accelerated depreciation. Restructuring related costs include restructuring charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the unwinding of the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include realization of certain deferred tax assets as a result of the ICO acquisition.

Year ended August 31, 2011	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(in thousands, except per share data)
Net sales	$2,192,955	$—	$—	$—	$—	$—	$2,192,955
Cost of sales	1,907,409	—	—	—	(607)	—	1,906,802
Selling, general and administrative expenses	206,406	—	(1,429)	—	—	—	204,977
Interest expense, net	5,531	—	—	—	—	—	5,531
Foreign currency transaction (gains) losses	1,595	—	—	—	—	—	1,595
Other (income) expense	(1,720)	—	—	—	—	—	(1,720)
Asset impairment	8,150	(8,150)	—	—	—	—	—
Restructuring expense	8,117	—	—	(8,117)	—	—	—

Total costs and expenses, net	2,135,488	(8,150)	(1,429)	(8,117)	(607)	—	2,117,185

Income from continuing operations before taxes	57,467	8,150	1,429	8,117	607	—	75,770
Provision for U.S. and foreign income taxes	15,782	—	38	874	209	65	16,968

Income from continuing operations	41,685	8,150	1,391	7,243	398	(65)	58,802
Income (loss) from discontinued operations, net of tax of $0	—	—	—	—	—	—	—

Net income (loss)	41,685	8,150	1,391	7,243	398	(65)	58,802
Noncontrolling interests	(689)	—	—	—	(102)	—	(791)

Net income (loss) attributable to A. Schulman, Inc.	$40,996	$8,150	$1,391	$7,243	$296	$(65)	$58,011

Diluted earnings per share	$1.32						$1.86

Weighted-average number of shares outstanding diluted	31,141						31,141

Year ended August 31, 2010	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,590,443	$—	$—	$—	$—	$—	$1,590,443
Cost of sales	1,357,575	(69)	—	—	(3,942)	—	1,353,564
Selling, general and administrative expenses	179,821	—	(6,814)	—	—	—	173,007
Interest expense, net	3,665	—	—	—	—	—	3,665
Foreign currency transaction (gains) losses	884	—	—	—	—	—	884
Other (income) expense	(2,425)	—	—	(44)	—	—	(2,469)
Asset impairment	5,668	(5,668)	—	—	—	—	—
Restructuring expense	5,054	—	—	(5,054)	—	—	—
Curtailment loss	270	—	—	(270)	—	—	—

Total costs and expenses, net	1,550,512	(5,737)	(6,814)	(5,368)	(3,942)	—	1,528,651

Income from continuing operations before taxes	39,931	5,737	6,814	5,368	3,942	—	61,792
Provision (benefit) for U.S. and foreign income taxes	(4,419)	127	6	1,198	1,036	15,448	13,396

Income from continuing operations	44,350	5,610	6,808	4,170	2,906	(15,448)	48,396
Income (loss) from discontinued operations, net of tax of $0	(239)	237	—	—	—	—	(2)

Net income (loss)	44,111	5,847	6,808	4,170	2,906	(15,448)	48,394
Noncontrolling interests	(221)	—	—	—	—	—	(221)

Net income (loss) attributable to A. Schulman, Inc.	$43,890	$5,847	$6,808	$4,170	$2,906	$(15,448)	$48,173

Diluted earnings per share	$1.57						$1.72

Weighted-average number of shares outstanding diluted	27,976						27,976

FISCAL YEAR 2010 COMPARED WITH FISCAL YEAR 2009

The results of ICO’s operations have been included in the consolidated financial statements since the date of acquisition, April 30, 2010.

Segment Information

Europe, Middle East and Africa

	Year ended August 31,
EMEA	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$1,142,523	$935,895	$206,628	22.1%
Gross profit	$177,010	$141,137	$35,873	25.4%
Operating income	$69,393	$50,169	$19,224	38.3%
Pounds sold	1,119,039	998,327	120,712	12.1%
Price per pound	$1.021	$0.937	$0.084	9.0%
Gross profit per pound	$0.158	$0.141	$0.017	12.1%
Gross profit percentage	15.5%	15.1%

EMEA net sales for the year ended August 31, 2010 were $1,142.5 million, an increase of $206.6 million, or 22.1%, compared with fiscal 2009. The increase was due to a volume increase of 12.1% for fiscal 2010 and a 9.0% improvement in average selling price. The foreign currency translation effect favorably impacted net sales by $4.9 million. EMEA net sales, excluding the impact of the ICO acquisition, increased $149.1 million, or 15.9%, compared with fiscal 2009.

The gross profit dollars for EMEA for the year ended August 31, 2010, excluding ICO operations, increased by $29.6 million, or 21.0%, to $170.8 million. For the year ended August 31, 2010, the gross profit percentage, excluding ICO, was 15.7%, compared with 15.1% for fiscal 2009. The Company was able to increase its gross profit dollars in the EMEA segment, compared with the prior year, primarily through volume increases, favorable product mix and the realization of cost-reduction initiatives, including leveraging the Company’s global purchasing position, which was implemented in fiscal 2009. The initiatives implemented in fiscal 2009 favorably impacted EMEA capacity utilization, increasing to 95%, excluding ICO operations, for the year ended August 31, 2010, compared with 75% for the same period in fiscal 2009. The translation effect of foreign currencies impacted EMEA gross profits favorably by $0.9 million for the year ended August 31, 2010. The gross profit per pound for EMEA, excluding ICO, increased 15.7% from fiscal 2009 to fiscal 2010.

EMEA operating income, excluding the impact of the acquired ICO operations, increased $17.8 million for the year ended August 31, 2010. The increase was primarily due to the improvement in gross profit in the EMEA segment, primarily through increased volume, favorable product mix and the realization of cost-reduction initiatives implemented in the second quarter of fiscal 2009. The increases in gross profit of $29.6 million for year ended August 31, 2010 was partially offset by increases in selling, general and administrative expenses of $10.4 million for the corresponding period, excluding the impact of foreign currency and ICO operations. The increase in selling, general and administrative expense was primarily due to increases in bad debt expense, employee incentive compensation and stock-based compensation expense. EMEA operating income was favorably impacted by foreign currency translation gains of $0.4 million for the year ended August 31, 2010.

Americas

	Year ended August 31,
Americas	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$363,011	$298,095	$64,916	21.8%
Gross profit	$48,213	$23,798	$24,415	102.6%
Operating income (loss)	$12,036	$(10,015)	$22,051	220.2%
Pounds sold	387,466	271,236	116,230	42.9%
Price per pound	$0.937	$1.099	$(0.162)	(14.7)%
Gross profit per pound	$0.124	$0.088	$0.036	40.9%
Gross profit percentage	13.3%	8.0%

Americas net sales, excluding the impact of the ICO acquisition, increased $8.2 million, or 2.8%, for the year ended August 31, 2010 compared with the prior year, despite a decrease in volume of 8.3%. The increase in net sales was primarily due to increased selling price per pound of 12%.

Americas gross profit, excluding the acquired ICO businesses, increased $13.1 million for the year ended August 31, 2010 compared with the prior year. The increase in gross profit was primarily a result of increased gross profit per pound in the masterbatch and engineered plastics product families, where the Company implemented plans to right-size the cost structure of these product families.

Americas operating income, excluding the impact of the ICO acquisition, was $6.9 million compared with an operating loss of $10.0 million in the prior year. The increase was primarily the result of the increase in gross profit and a decrease of $3.8 million in selling, general and administrative expenses for the year ended August 31, 2010. The decrease in selling, general and administrative costs reflect the fiscal 2009 restructuring initiatives which realigned the engineered plastics sales, marketing and technical customer service teams and enabled them to more effectively focus its customer support on core markets.

Asia Pacific

	Year ended August 31,
APAC	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$84,909	$45,258	$39,651	87.6%
Gross profit	$11,656	$6,372	$5,284	82.9%
Operating income	$2,981	$2,807	$174	6.2%
Pounds sold	81,143	39,549	41,594	105.2%
Price per pound	$1.046	$1.144	$(0.098)	(8.6)%
Gross profit per pound	$0.144	$0.161	$(0.017)	(10.6)%
Gross profit percentage	13.7%	14.1%

Net sales for APAC, excluding the impact of the ICO acquisition, increased due to increased volume offset by lower selling prices per pound. Volume decreased in Australia while the rest of the APAC segment increased compared with fiscal 2009 as a result of stronger customer demand.

APAC gross profit dollars, excluding ICO operations, increased $3.3 million for the year ended August 31, 2010. Gross profit percentage, excluding ICO, was 14.9% for the year ended August 31, 2010. The increase in gross profit dollars, excluding ICO, in fiscal 2010 was attributable to higher margins due to a favorable product mix and improved capacity utilization. Gross profit for the year ended August 31, 2010 was the result of increased customer demand in the Asian marketplace, which resulted in a capacity utilization improvement of 24 percentage points for the year ended August 31, 2010 compared with fiscal 2009, excluding ICO. Gross profit in the APAC segment was also positively impacted by reduced manufacturing costs and increased use of locally sourced raw materials. The gross profit per pound for APAC increased 9.4% from fiscal 2009 to fiscal 2010. Fiscal 2009 gross profits for this segment were favorably impacted by certain inventory adjustments as it sold older inventory stocks.

APAC had operating income of $3.2 million, excluding the impact of ICO, for the year ended August 31, 2010, compared with operating income of $2.8 million in fiscal 2009. The increase in operating income for the period was primarily the result of improvement in gross profit due to increased customer demand as discussed previously offset by increased selling, general and administrative costs, excluding ICO operations, of $2.9 million for the year ended August 31, 2010.

Consolidated Results of Operations

	Year ended August 31,
Consolidated	2010	2009	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$1,590,443	$1,279,248	$311,195	24.3%
Total segment gross profit	$236,879	$171,307	$65,572	38.3%
Total segment operating income	$84,410	$42,961	$41,449	96.5%
Pounds sold	1,587,648	1,309,112	278,536	21.3%
Price per pound	$1.002	$0.977	$0.025	2.6%
Gross profit per pound	$0.149	$0.131	$0.018	13.7%
Gross profit percentage	14.9%	13.4%

Net sales for the year ended August 31, 2010, excluding the impact of the ICO acquisition, were $1,456.3 million, an increase of $177.0 million or 13.8% compared with fiscal 2009. The increase in net sales compared with fiscal 2009 was primarily a result of increased tonnage, increased selling prices per unit, and a result of increased net sales of higher-priced products. The translation effect of foreign currencies, primarily the euro, increased net sales by 0.6% or $7.7 million for the year ended August 31, 2010. The Company experienced an increase in customer demand evidenced by a tonnage increase of 3.0%. The Company sold approximately 1,348.0 million pounds and 1,309.0 million pounds of product, excluding ICO, for the year ended August 31, 2010 and 2009, respectively. Pounds sold related to ICO were approximately 239.4 million for fiscal year 2010 since it was acquired on April 30, 2010. Total segment gross profit, excluding ICO operations, was approximately $217.4 million, an increase of $46.1 million compared with fiscal 2009.

Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the years ended August 31, 2010 and 2009 was $84.4 million and $43.0 million, respectively, an increase of $41.4 million. The foreign currency translation effect favorably impacted segment operating income by $0.8 million.

The changes in selling, general and administrative expenses for the year ended August 31, 2010, compared with the year ended August 31, 2009, are summarized as follows:

	Year ended August 31, 2010	% Increase (decrease)
	(In thousands, except for %’s)
Total changes in selling, general and administrative expenses	$31,678	21.4%
Less the effect of ICO operations	(14,780)
Less the effect of foreign currency translation	(643)

Total changes in selling, general and administrative expenses, excluding the effect of foreign currency translation and ICO operations	$16,255	11.0%

Selling, general and administrative expenses for the year ended August 31, 2010 increased $16.3 million, excluding the effect of foreign currency exchange and ICO operations, compared with the same period last fiscal year. The increase was due to $6.8 million of acquisition related costs, a $1.1 million increase in bad debt expense primarily in EMEA due to a certain customer’s financial difficulties and a $4.4 million increase in accrued incentive compensation expense as a result of improved operating results. The increase was also a result of increased compensation costs of approximately $6.6 million due to slightly increased headcount and normal annual salary adjustments. In addition, selling, general and administrative expenses were impacted by an increase of $0.3 million in stock-based compensation expense primarily as a result of mark-to-market adjustments of restricted stock units as a result of increases in the Company’s stock price. These increases were offset by declines in professional services related to the start-up of the Company’s shared services center in Europe which became fully operational in fiscal 2010.

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

Interest expense increased $0.2 million for the year ended August 31, 2010 as compared with fiscal 2009 due primarily to increases in average outstanding principal balances and higher average interest rates.

The decrease in interest income for the year ended August 31, 2010 as compared with fiscal 2009 was due primarily to lower average cash balances.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.9 million and foreign currency gains of $5.6 million for the years ended August 31, 2010 and 2009, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Brazilian real, the Canadian dollar and the Mexican peso and changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the year ended August 31, 2010 was $2.4 million compared with other income of $1.8 million for the year ended August 31, 2009. Other income includes $1.0 million and $1.8 million of income from the cancellation of certain European supplier distribution agreements for the years ended August 31, 2010 and 2009, respectively.

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

Net income attributable to the Company’s common stockholders was $43.9 million for the year ended August 31, 2010 and net loss attributable to the Company’s common stockholders was $2.8 million for the year ended August 31, 2009. Net income was favorably impacted by foreign currency translation of $0.6 million for the year ended August 31, 2010.

Product Markets

The largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of consolidated net sales by market for the years ended August 31, 2010 and 2009 are as follows:

	Year ended August 31, 2010			Year ended August 31, 2009
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	41%	9%	50%	45%	8%	47%
Americas	28%	25%	47%	32%	28%	40%
APAC	60%	0%	40%	86%	0%	14%
Worldwide	39%	12%	49%	43%	12%	45%

Product Family

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the years ended August 31, 2010 and 2009 are as follows:

	Year ended August 31,
	2010		2009
	(In thousands, except for %’s)
Masterbatch	$676,977	43%	$574,641	45%
Engineered plastics	460,141	29	382,709	30
Specialty powders	129,122	8	30,312	2
Distribution services	324,203	20	291,586	23

	$1,590,443	100%	$1,279,248	100%

Capacity

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the years ended August 31, 2010 and 2009 is as follows:

	Years ended August 31,
	2010	2009
EMEA	87%	75%
Americas	68%	65%
APAC	85%	61%
Worldwide	81%	72%

Capacity utilization for the ICO specialty powders operations acquired, specifically in EMEA and the Americas, are generally lower than the Company’s legacy operations; therefore, causing a negative impact on the utilization rates. In the Americas, the decrease in capacity utilization due to ICO was slightly offset by the closing of the Sharon Center, Ohio plant and continued improvement in the utilization of the Akron, Ohio plant. The Company’s APAC segment experienced higher capacity utilization for the year ended August 31, 2010 as a result of stronger demand in the local Asian markets offset by continued weakness in Australia, which experienced particularly low utilization. Australia’s lower utilization has been addressed by the Company as mentioned above. Overall worldwide utilization increased compared with fiscal 2009 reflecting an improved marketplace and successful capacity right-sizing actions taken during the second and third quarters of fiscal 2009.

Restructurings

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) plant. The plans include moving part of the plant’s capacity to two other, larger plants in Europe, and a production line will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. The Company will continue to enhance the capabilities of the Crumlin plant to produce smaller lots of colors and other specialty compounds for the local market. The Company recorded approximately $0.4 million in pretax restructuring costs for employee-related costs in fiscal 2010.

ICO New Zealand Restructuring Plan

In March 2010, ICO management decided to close its operations at its plant in New Zealand. Production ceased as of March 31, 2010, which involved a reduction in workforce of 15 employees. In fiscal 2010, the Company recorded approximately $0.3 million related to a lease termination fee and other restructuring charges related to the New Zealand restructuring plan. All costs incurred were settled during the fiscal year and no accrual remained for this plan as of August 31, 2010. The closure of the New Zealand operations was completed during the fourth quarter of fiscal 2010.

ICO Merger Plan

In conjunction with the merger with ICO, the Company reduced the workforce in its Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay, which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. On August 31, 2010, the Company announced the exit of two senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $1.7 million primarily in pretax employee-related costs during fiscal 2010 related to the integration of ICO. The Company had approximately $0.5 million remaining accrued for the ICO merger plan as of August 31, 2010.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded pretax restructuring expenses of $1.3 million during fiscal 2010 primarily for employee-related costs associated with the closure. As of August 31, 2010, approximately $0.6 million remained accrued. The Company ceased production at the Polybatch Color Center on August 31, 2010.

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

The Company reduced its workforce by approximately 190 positions worldwide during fiscal 2009, primarily as a result of the actions taken in early fiscal 2009 to realign the Company’s operations and back-office functions. In addition, to further manage costs during a period of significant declines in demand primarily in the second quarter of fiscal 2009, the Company’s major

European locations implemented a “short work” schedule when necessary and reduced shifts from seven to five days at our Nashville, Tennessee plant. The Company also reduced production capacity by temporarily idling one manufacturing line, while permanently shutting down another line at its plant in Bellevue, Ohio. The Company completed the right-sizing and redesign of its Italian plant, which resulted in less than $0.1 million of accelerated depreciation on certain fixed assets during the first quarter of fiscal 2010.

The Company recorded approximately $0.6 million for employee-related costs and $0.6 million for contract termination and other restructuring costs related to the fiscal 2009 initiatives during fiscal 2010. Accelerated depreciation included in cost of sales of $0.1 million was also recorded during fiscal 2010. Nearly all restructuring charges recorded for the fiscal 2009 plan during fiscal 2010 were related to the EMEA segment; however, minimal charges were also recorded related to the Americas segment.

The costs associated with the fiscal 2009 initiatives were primarily recorded in fiscal 2009; therefore, the following table was included to summarize the fiscal 2009 charges by segment for these initiatives:

Fiscal 2009 charges	Employee- related costs	Contract termination and other related restructuring costs	Accelerated depreciation included in cost of sales	Total
	(In thousands)
EMEA	$3,358	$745	$104	$4,207
Americas	2,501	1,722	1,185	5,408

Total restructuring related charges for the fiscal 2009 actions	$5,859	$2,467	$1,289	$9,615

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

The following table summarizes the liabilities as of August 31, 2010 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2008	Fiscal 2009 Charges	Fiscal 2009 Paid	Accrual Balance August 31, 2009	Acquired ICO Accrual	Fiscal 2010 Charges	Fiscal 2010 Paid	Accrual Balance August 31, 2010
	(In thousands)
Employee-related costs	$2,857	$6,012	$(4,421)	$4,448	$2,060	$4,024	$(8,521)	$2,011
Other costs	—	2,653	(2,263)	390	—	1,030	(1,153)	267
Translation effect	(22)	—	—	42	—	—	—	(47)

Restructuring charges	$2,835	$8,665	$(6,684)	$4,880	$2,060	$5,054	$(9,674)	$2,231

Asset Impairment

The Company recorded approximately $5.7 million and $2.6 million in asset impairments during the years ended August 31, 2010 and 2009, respectively, excluding impairments recorded in discontinued operations.

During fiscal 2010, the Company recorded approximately $5.7 million of asset impairment charges primarily related to assets held and used associated with the closure of the Company’s Polybatch Color Center. The impaired assets include real estate and certain machinery and equipment. The disposal value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of the machinery and equipment, which was disposed after the Company ceased production, was determined based on projected cash flows from operations and estimated salvage value.

The Company’s asset impairments of $2.6 million in fiscal 2009 continuing operations were primarily related to properties which were considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The asset impairments in fiscal 2009 were based on information provided by a third-party real estate valuation source. The Company also recorded $10.3 million of asset impairments included in discontinued operations in fiscal 2009.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the years ended August 31, 2010 and 2009 is as follows:

	Year ended August 31, 2010		Year ended August 31, 2009
	(In thousands, except for %’s)
Statutory U.S. tax rate	$13,979	35.0%	$6,461	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(16,190)	(40.5)	(12,258)	(66.4)
U.S. and foreign losses with no tax benefit	9,551	23.9	13,135	71.1
U.S. restructuring and other U.S. unusual charges with no benefit	4,820	12.1	1,003	5.5
Italy valuation allowance	1,715	4.3	—	—
Establishment (resolution) of uncertain tax positions	33	0.1	(1,584)	(8.6)
ICO historical tax attributes	3,250	8.1	—	—
U.S. valuation allowance reversal	(22,156)	(55.5)	—	—
Other	579	1.4	174	0.9

Total income tax expense (benefit)	$(4,419)	(11.1)%	$6,931	37.5%

The effective tax rate for the year ended August 31, 2010 was substantially less than the U.S. statutory tax rate primarily because of the tax benefits recognized for the reversal of a portion of the valuation allowance in the U.S. relating to the ICO acquisition and due to the Company’s overall foreign rate being less than the U.S. statutory rate. These favorable effects on the Company’s tax rate were partially offset by no tax benefits being recognized for losses in the U.S. and certain foreign jurisdictions which have valuation allowances recorded.

The effective tax rate for the year ended August 31, 2009 was greater than the U.S. statutory tax rate primarily because no tax benefits were recognized for losses in the U.S. and certain foreign jurisdictions which have valuation allowances recorded. This unfavorable effect on the Company’s effective tax rate was partially offset by the overall foreign tax rate being less than the U.S. statutory rate.

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

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the years ended August 31, 2010 and 2009. Asset write-downs include asset impairments and accelerated depreciation. Restructuring related costs include restructuring charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the unwinding of the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include realization of certain deferred tax assets as a result of the ICO acquisition.

Year ended August 31, 2010	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,590,443	$—	$—	$—	$—	$—	$1,590,443
Cost of sales	1,357,575	(69)	—	—	(3,942)	—	1,353,564
Selling, general and administrative expenses	179,821	—	(6,814)	—	—	—	173,007
Interest expense, net	3,665	—	—	—	—	—	3,665
Foreign currency transaction (gains) losses	884	—	—	—	—	—	884
Other (income) expense	(2,425)	—	—	(44)	—	—	(2,469)
Asset impairment	5,668	(5,668)	—	—	—	—	—
Restructuring expense	5,054	—	—	(5,054)	—	—	—
Curtailment loss	270	—	—	(270)	—	—	—

Total costs and expenses, net	1,550,512	(5,737)	(6,814)	(5,368)	(3,942)	—	1,528,651

Income from continuing operations before taxes	39,931	5,737	6,814	5,368	3,942	—	61,792
Provision (benefit) for U.S. and foreign income taxes	(4,419)	127	6	1,198	1,036	15,448	13,396

Income from continuing operations	44,350	5,610	6,808	4,170	2,906	(15,448)	48,396
Income (loss) from discontinued operations, net of tax of $0	(239)	237	—	—	—	—	(2)

Net income (loss)	44,111	5,847	6,808	4,170	2,906	(15,448)	48,394
Noncontrolling interests	(221)	—	—	—	—	—	(221)

Net income (loss) attributable to A. Schulman, Inc.	$43,890	$5,847	$6,808	$4,170	$2,906	$(15,448)	$48,173

Diluted earnings per share	$1.57						$1.72

Weighted-average number of shares outstanding diluted	27,976						27,976

Year ended August 31, 2009	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,279,248	$—	$—	$—	$—	$—	$1,279,248
Cost of sales	1,109,211	(1,270)	—	—	—	—	1,107,941
Selling, general and administrative expenses	148,143	—	—	(1,359)	—	—	146,784
Interest expense, net	2,437	—	—	—	—	—	2,437
Foreign currency transaction (gains) losses	(5,645)	—	—	—	—	—	(5,645)
Other (income) expense	(1,826)	—	—	—	—	—	(1,826)
Asset impairment	2,608	(2,608)	—	—	—	—	—
Restructuring expense	8,665	—	—	(8,665)	—	—	—
Curtailment gain	(2,805)	—	—	2,805	—	—	—

Total costs and expenses, net	1,260,788	(3,878)	—	(7,219)	—	—	1,249,691

Income from continuing operations before taxes	18,460	3,878	—	7,219	—	—	29,557
Provision for U.S. and foreign income taxes	6,931	479	—	1,724	—	—	9,134

Income from continuing operations	11,529	3,399	—	5,495	—	—	20,423
Income (loss) from discontinued operations, net of tax of $0	(13,956)	10,317	—	20	—	—	(3,619)

Net income (loss)	(2,427)	13,716	—	5,515	—	—	16,804
Noncontrolling interests	(349)	—	—	—	—	—	(349)

Net income (loss) attributable to A. Schulman, Inc.	(2,776)	13,716	—	5,515	—	—	16,455
Preferred stock dividends	(53)	—	—	—	—	—	(53)

Net income (loss) attributable to A. Schulman, Inc. common stockholders	$(2,829)	$13,716	$—	$5,515	$—	$—	$16,402

Diluted earnings per share	$(0.11)						$0.64

Weighted-average number of shares outstanding diluted	26,070						26,070

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

Restructuring Charges

The Company’s policy is to recognize restructuring costs in accordance with the accounting rules related to exit or disposal cost obligations and compensation and non-retirement post-employment benefits. Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

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

The Company tests goodwill for impairment annually as of June 1 for all reporting units. If circumstances change significantly, the Company would test for impairment during interim periods between annual tests. Goodwill is assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. Both the first step of determining the fair value of a reporting unit and the second step of determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) are judgmental in nature and often involve the use of significant estimates and assumptions. Fair values of reporting units are established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions, which include determination of appropriate market comparables, projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, and perpetual growth rate.

Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. As of August 31, 2011, one of the Company’s reporting units from a recent acquisition has goodwill of approximately $19 million, and the fair value of the reporting unit exceeds its carrying value by approximately 2%.

Long-lived Assets

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset or asset group may not be recoverable. Recoverability of assets and asset groups to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets or asset groups. Fair value is the basis for the measurement of any asset write-downs that are recorded. Estimated remaining useful lives are used in the measurement of any adjustments that are reflected as accelerated depreciation in cost of sales.

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

The Company has several postretirement benefit plans worldwide. These plans consist primarily of defined benefit and defined contribution pension plans and other postretirement benefit plans. For financial statements prepared in conformity with accounting principles generally accepted in the United States of America, many assumptions are required to be made in order to value the plans’ liabilities on a projected and accumulated basis, as well as to determine the annual expense for the plans. The assumptions chosen take into account historical experience, the current economic environment and management’s best judgment regarding future experience. Assumptions include the discount rate, the expected long-term rate of return on assets, future salary increases, health care escalation rates, cost of living increases, turnover, retirement ages and mortality. Accounting guidance requires the full unfunded liability to be recognized on the consolidated balance sheet. The cumulative difference between actual experience and assumed experience is included in accumulated other comprehensive income (loss). For most of the plans, these gains or losses are recognized in expense over the average future working lifetime of employees to the extent that they exceed 10% of the greater of the Projected Benefit Obligation (or Accumulated Postretirement Benefit Obligation for other postretirement benefits) and assets. The effects of any plan changes are also included as a component of accumulated other comprehensive income (loss) and then recognized in expense over the average future working lifetime of the affected plan.

For the majority of the Company’s pension plans, the Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 4.9% for fiscal 2011, compared with 4.0% in fiscal 2010. For the other postretirement benefit plan, the rate is 4.5% for both fiscal 2011 and 2010, and is obtained from the Citigroup Pension Liability Index and Discount Curve. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 5.8% for fiscal 2011. In consultation with its actuaries, the Company estimates its pension expense to decrease by approximately $1.2 million in fiscal 2012 compared with fiscal 2011 primarily as a result of the increased weighted-average discount rate assumption.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2011:

Change in Assumption	Impact on Fiscal 2011 Benefits Expense	Impact on August 31, 2011 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2011 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$498	$4,785	$336
25 basis point increase in discount rate	$(470)	$(4,545)	$(323)
25 basis point decrease in expected long-term rate of return on assets	$60	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(60)	$—	$—

Stock-based Compensation

The Company grants certain types of equity grants which involve market conditions for determining vesting, which requires the use of a valuation model. These awards vest based on total shareholder return over a certain period compared to the shareholder return of other peer companies. The concept of modeling is used with such awards because observable market prices for these types of awards are not available. The modeling technique that is generally considered to most appropriately value this type of award is the Monte Carlo simulation. These models are considered to be a more refined estimate of fair value for awards with market conditions than the Black-Scholes model. The Monte Carlo simulation requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the expected forfeiture rate, the correlation rate of the Company’s stock price compared to peer companies and the Company’s dividend yield. The Company uses historical data to determine the assumptions to be used in the Monte Carlo simulation and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments, future forfeitures and future correlation experience may result in a material change to the fair value calculation of stock-based awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the expected forfeiture rate, the expected life of the stock award, the correlation rate and the dividend yield, may materially affect the Company’s future stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $68.9 million, $4.4 million and $181.5 million for the years ended August 31, 2011, 2010 and 2009, respectively. The majority of the increase in fiscal 2011 as compared with 2010 was primarily due to increased earnings before depreciation and amortization, as well as a $22.2 million non-cash benefit in fiscal 2010 from the reversal of tax valuation allowance in U.S. related to the ICO acquisition. The increase from last year was also due to an increase in accounts payable since August 31, 2010, resulting primarily from increased inventory purchases to meet increased customer demand.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2011	August 31, 2010
Days in receivables	54	53
Days in inventory	48	47
Days in payables	42	39
Total working capital days	60	61

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2011	August 31, 2010	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$155,753	$122,754	$32,999	27%
Working capital, excluding cash	$273,964	$169,364	$104,600	62%
Long-term debt	$184,598	$93,834	$90,764	97%
Total debt	$196,148	$154,710	$41,438	27%
Net debt (net cash)*	$40,395	$31,956	$8,439	26%
Total A. Schulman, Inc’s. Stockholders’ equity	$548,504	$488,018	$60,486	12%

*	Total debt less cash and cash equivalents

The Company’s cash and cash equivalents increased approximately $33.0 million from August 31, 2010. The increase in cash and cash equivalents during the year was driven primarily by cash provided by operations of $68.9 million and net borrowings on revolving credit facilities of $31.5 million, offset by expenditures for capital projects of $26.4 million, purchases of treasury stock of $22.0 million, dividend payments of $19.4 million and business acquisitions of $15.9 million, net of cash acquired.

Working capital, excluding cash, was $274.0 million as of August 31, 2011, an increase of $104.6 million from August 31, 2010. The increase in working capital was primarily due to the increase in accounts receivable of $64.1 million, the increase in inventory of $55.5 million and the decrease in short-term debt of $49.3 million, offset by an increase of $58.4 million in accounts payable since August 31, 2010. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $30.9 million and inventory by $24.1 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $33.2 million, or 11.7%, and inventory increased $31.4 million, or 15.0%. The increase in accounts receivables was due to increased sales as general business conditions improved. The increase in inventory was the result of improvements in general business conditions and increased raw materials cost on a per pound basis. Accounts payable increased $34.6 million, excluding the impact of foreign currency, as the Company increased inventory purchases to meet increased customer demand.

Capital expenditures for the year ended August 31, 2011 were $26.4 million compared with $19.0 million last year. Fiscal 2011 and 2010 capital expenditures relate primarily to various projects in Germany, Belgium, the United States and other locations around the world.

In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement, dated January 7, 2011 and containing a maturity date of January 7, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders (the “Credit Agreement”) to replace the Company’s prior $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides an aggregate revolving loan facility (the “Revolving Facility”) not to exceed $300 million comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche can be drawn in either Euros or Australian dollars. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of August 31, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2011. The Revolving Facility matures on January 7, 2016. Outstanding borrowings under the new Credit Agreement are classified as long-term debt as of August 31, 2011, whereas outstanding borrowings under the prior credit facility were classified as short-term debt as of August 31, 2010.

Interest rates on the Revolving Facility are based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Revolving Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2011, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.9 million and borrowings of $85.0 million. Outstanding letters of credit and borrowings as of August 31, 2010 were $2.4 million and $53.5 million, respectively.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•

$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $72.7 million as of August 31, 2011.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility.

Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company had no uncollateralized short-term lines of credit available from domestic banks as of August 31, 2011 and 2010.

The Company had approximately $65.4 million and $37.2 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of August 31, 2011 and 2010, respectively. There was approximately $7.0 million and $7.3 million outstanding under these lines of credit as of August 31, 2011 and 2010, respectively.

The Company’s interest bearing short-term debt of $8.5 million as of August 31, 2011 had a weighted-average interest rate of approximately 5.6%. Interest bearing short-term debt as of August 31, 2010 was $57.5 million with a weighted-average interest rate of approximately 1.1%.

Below summarizes the Company’s available funds as of August 31, 2011 and 2010.

	As of August 31,
	2011	2010
	(In thousands)
Credit Facility	$300,000	$260,000
Foreign uncollateralized short-term lines of credit	65,436	37,172

Total gross available funds from credit lines and notes	$365,436	$297,172

Credit Facility	$213,121	$204,101
Foreign uncollateralized short-term lines of credit	58,437	29,904

Total net available funds from credit lines and notes	$271,558	$234,005

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $92.0 million and $60.8 million as of August 31, 2011 and 2010, respectively and issued letters of credit of $1.9 million and $2.4 million as of August 31, 2011 and 2010, respectively.

The Company’s underfunded pension liability is approximately $87.1 million as of August 31, 2011. This amount is primarily due to an unfunded plan of $69.3 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2011, the Company paid cash dividends aggregating to $0.62 per share. The total amount of these dividends was $19.4 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2011, the Company issued approximately 52,000 shares of common stock upon the exercise of stock options and approximately 121,000 shares of common stock were issued for restricted stock and performance share awards. The total amount received from the issuance of common stock was $1.0 million.

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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker was authorized beginning on May 13, 2011 and ending on May 13, 2012 to repurchase up to $30 million of the $100 million in shares authorized for repurchase under the 2011 Repurchase Program. Repurchases under the Repurchase Plan will be subject to specific parameters and contain certain price and volume constraints.

Under the 2011 Repurchase Program, the Company repurchased 385,550 shares of its common stock during third and fourth quarters of fiscal 2011 at an average price of $22.21 per share. Shares valued at approximately $91.4 million remained authorized under the 2011 Repurchase Program for repurchase as of August 31, 2011. As of October 10, 2011, the Company fulfilled the $30 million Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock at an average price of $18.73 per share. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of October 10, 2011.

Under the 2008 Repurchase Program, the Company repurchased 625,000 shares of its common stock during the second quarter of fiscal 2011 at an average price of $21.75 per share or a total of $13.6 million.

In total under both programs, the Company repurchased 1,010,550 shares of its common stock at an average price of $21.93 per share, or a total of $22.2 million during fiscal 2011. Including the shares repurchased subsequent to the year ended August 31, 2011, the Company repurchased 2,228,979 shares under both programs at an average price of $19.57 per share or a total of $43.6 million. The Company did not repurchase any shares of its common stock during fiscal 2010.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Brazilian real and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the year ended August 31, 2011 increased this account by $42.6 million which was primarily the result of a 14.0% increase in the value of the Euro. The Euro to U.S. dollar spot rate changed to 1.445 Euros from 1.268 Euros as of August 31, 2011 and 2010, respectively.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2011 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt	$11,518	$—	$—	$—	$11,518
Long-Term Debt	—	37,585	146,875	—	184,460
Capital Lease Obligations	32	72	66	—	170
Operating Lease Obligations(b)	5,372	6,852	2,903	1,699	16,826
Purchase Obligations(a)	150,192	20,818	4,732	612	176,354
Pension Obligations	5,199	—	—	—	5,199
Postretirement Benefit Obligations	900	1,898	2,001	5,042	9,841
Deferred Compensation Obligations	1,471	1,114	778	175	3,538
Interest Payments(c)	5,254	9,102	6,901	—	21,257

	$179,938	$77,441	$164,256	$7,528	$429,163

(a)	Purchase obligations include purchase contracts and purchase orders for inventory.
(b)	Operating lease information is provided in the Notes to the Consolidated Financial Statements appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.
(c)	Interest obligations on the Company’s short and long-term debt are included assuming the debt levels will be outstanding for the entire period and assuming the interest rates in effect as of August 31, 2011.

The Company had $4.7 million of gross unrecognized tax benefits and $0.5 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2011 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

The Company’s outstanding commercial commitments as of August 31, 2011 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 1 to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

Cautionary Statements

A number of the matters discussed in this document that are not historical or current facts deal with potential future circumstances and developments and may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts and relate to future events and expectations. Forward-looking statements contain such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:

•

worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets or countries where the Company has operations;

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

•	changes in customer demand and requirements;

•	effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions and restructuring initiatives;

•	escalation in the cost of providing employee health care;

•	uncertainties regarding the resolution of pending and future litigation and other claims;

•	the performance of the global automotive market; and

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products.

The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in ITEM 1A, RISK FACTORS, of this Annual Report on Form 10-K. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, the U.S. portion of the outstanding Senior Notes and other floating rate debt. As of August 31, 2011, the Company had approximately $121.7 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.2 million impact on annual interest expense from either a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2011.

Foreign Currency Exchange Risk

The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Brazilian real and Indonesian rupiah.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2011 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be approximately $0.7 million.

Commodity Price Risk

The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and operating income. The impact on operating income is due to a lag in matching the change in raw material cost of sales and the change in product sales prices. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

October 26, 2011

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$2,192,955	$1,590,443	$1,279,248
Cost of sales	1,907,409	1,357,575	1,109,211
Selling, general and administrative expenses	206,406	179,821	148,143
Interest expense	6,453	5,010	4,785
Interest income	(922)	(1,345)	(2,348)
Foreign currency transaction (gains) losses	1,595	884	(5,645)
Other (income) expense	(1,720)	(2,425)	(1,826)
Asset impairment	8,150	5,668	2,608
Restructuring expense	8,117	5,054	8,665
Curtailment (gains) losses	—	270	(2,805)

Total costs and expenses, net	2,135,488	1,550,512	1,260,788

Income from continuing operations before taxes	57,467	39,931	18,460
Provision (benefit) for U.S. and foreign income taxes	15,782	(4,419)	6,931

Income from continuing operations	41,685	44,350	11,529
Loss from discontinued operations, net of tax of $0	—	(239)	(13,956)

Net income (loss)	41,685	44,111	(2,427)
Noncontrolling interests	(689)	(221)	(349)

Net income (loss) attributable to A. Schulman, Inc.	40,996	43,890	(2,776)
Preferred stock dividends	—	—	(53)

Net income (loss) attributable to A. Schulman, Inc. common stockholders	$40,996	$43,890	$(2,829)

Weighted-average number of shares outstanding:
Basic	30,978	27,746	25,790
Diluted	31,141	27,976	26,070
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$1.32	$1.59	$0.43
Loss from discontinued operations	—	(0.01)	(0.54)

Net income (loss) attributable to common stockholders	$1.32	$1.58	$(0.11)

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$1.32	$1.58	$0.43
Loss from discontinued operations	—	(0.01)	(0.54)

Net income (loss) attributable to common stockholders	$1.32	$1.57	$(0.11)

Cash dividends declared per common share	$0.62	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2011	August 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$155,753	$122,754
Accounts receivable, net	347,036	282,953
Inventories, average cost or market, whichever is lower	264,747	209,228
Prepaid expenses and other current assets	34,376	29,128

Total current assets	801,912	644,063

Property, plant and equipment, at cost:
Land and improvements	30,826	30,891
Buildings and leasehold improvements	165,267	158,076
Machinery and equipment	382,828	357,270
Furniture and fixtures	41,860	37,078
Construction in progress	12,967	4,996

Gross property, plant and equipment	633,748	588,311
Accumulated depreciation and investment grants of $815 in 2011 and $744 in 2010	399,448	349,348

Net property, plant and equipment	234,300	238,963

Other assets:
Deferred charges and other noncurrent assets	35,947	31,873
Goodwill	91,753	84,064
Intangible assets	76,075	72,352

Total other assets	203,775	188,289

Total assets	$1,239,987	$1,071,315

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$254,405	$195,977
U.S. and foreign income taxes payable	11,072	6,615
Accrued payrolls, taxes and related benefits	44,560	46,492
Other accrued liabilities	50,608	41,985
Short-term debt	11,550	60,876

Total current liabilities	372,195	351,945
Long-term debt	184,598	93,834
Pension plans	84,673	86,872
Other long-term liabilities	24,161	25,297
Deferred income taxes	20,055	20,227

Total liabilities	685,682	578,175

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized — 75,000 shares, issued — 47,816 shares in 2011 and 47,690 shares in 2010	47,816	47,690
Other capital	254,184	249,734
Accumulated other comprehensive income (loss)	50,007	(6,278)
Retained earnings	541,256	519,649
Treasury stock, at cost, 17,207 shares in 2011 and 16,205 shares in 2010	(344,759)	(322,777)

Total A. Schulman, Inc.’s stockholders’ equity	548,504	488,018

Noncontrolling interests	5,801	5,122

Total equity	554,305	493,140

Total liabilities and equity	$1,239,987	$1,071,315

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock ($1 par value)	Other Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2008	$1,057	$42,231	$112,105	$79,903	$511,101	$(321,166)	$5,533	$430,764
Comprehensive loss:
Net loss					(2,776)		349
Foreign currency translation gain (loss)				(30,824)
Net change in net actuarial losses (net of tax of $1,567)				(7,803)
Net change in prior service costs (credit) (net of tax of $523)				(2,604)
Net change in unrecognized transition obligations (net of tax of $0)				42
Total comprehensive loss								(43,616)
Cash dividends paid or accrued:
Preferred stock, $5 per share					(53)			(53)
Common stock, $0.60 per share					(15,759)			(15,759)
Stock options exercised		34	552					586
Restricted stock issued, net of forfeitures		45	(45)					—
Redemption of common stock to cover tax withholdings		(15)	(201)					(216)
Purchase of treasury stock						(1,646)		(1,646)
Redemption of preferred stock	(1,055)							(1,055)
Cash distributions to noncontrolling interests							(981)	(981)
Non-cash stock based compensation			16					16
Amortization of restricted stock			2,931					2,931

Balance at August 31, 2009	2	42,295	115,358	38,714	492,513	(322,812)	4,901	370,971
Comprehensive income (loss):
Net income					43,890		221
Foreign currency translation gain (loss)				(27,898)
Net change in net actuarial losses (net of tax of $4,720)				(17,042)
Net change in prior service costs (credit) (net of tax of $0)				(52)
Total comprehensive loss								(881)
Cash dividends paid or accrued, $0.60 per share					(16,754)			(16,754)
Acquisition of ICO		5,100	127,551					132,651
Stock options exercised		214	3,796					4,010
Restricted stock issued, net of forfeitures		123	(123)					—
Redemption of common stock to cover tax withholdings		(42)	(914)					(956)
Issuance of treasury stock						35		35
Redemption of preferred stock	(2)							(2)
Non-cash stock based compensation								—
Amortization of restricted stock			4,066					4,066

Balance at August 31, 2010	—	47,690	249,734	(6,278)	519,649	(322,777)	5,122	493,140
Comprehensive income (loss):
Net income					40,996		689
Foreign currency translation gain (loss)				42,550
Net change in net actuarial losses (net of tax of $4,178)				11,703
Net change in prior service costs (credit) (net of tax of $0)				2,032
Total comprehensive income								97,970
Cash dividends paid or accrued, $0.62 per share					(19,389)			(19,389)
Cash distributions to noncontrolling interests							(700)	(700)
Capital contributions from noncontrolling interests							690	690
Purchase of treasury stock						(22,154)		(22,154)
Issuance of treasury stock			27			172		199
Stock options exercised		52	917					969
Restricted stock issued, net of forfeitures		121	(121)					—
Redemption of common stock to cover tax withholdings		(47)	(996)					(1,043)
Amortization of restricted stock			4,623					4,623

Balance at August 31, 2011	$—	$47,816	$254,184	$50,007	$541,256	$(344,759)	$5,801	$554,305

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Operating:
Net income (loss)	$41,685	$44,111	$(2,427)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	40,274	27,449	24,958
Deferred tax provision	1,261	(25,742)	(2,974)
Pension, postretirement benefits and other deferred compensation	(909)	10,739	4,728
Net (gains) losses on asset sales	(140)	96	740
Asset impairment	8,150	5,668	12,925
Curtailment (gains) losses	—	270	(2,805)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,564)	(27,582)	91,218
Inventories	(27,269)	(43,067)	78,756
Accounts payable	32,803	21,621	(17,856)
Income taxes	9,052	(4,639)	3,720
Accrued payrolls and other accrued liabilities	(1,463)	(2,255)	419
Other assets and long-term liabilities	(5,934)	(2,226)	(9,905)

Net cash provided from (used in) operating activities	68,946	4,443	181,497

Investing:
Expenditures for property, plant and equipment	(26,359)	(18,977)	(24,787)
Proceeds from the sale of assets	10,041	6,570	950
Business acquisitions, net of cash acquired	(15,944)	(99,223)	—

Net cash provided from (used in) investing activities	(32,262)	(111,630)	(23,837)

Financing:
Cash dividends paid	(19,389)	(16,754)	(15,812)
Increase (decrease) in notes payable	(2,196)	3,975	(7,343)
Borrowings on revolving credit facilities	250,268	86,000	19,000
Repayments on revolving credit facilities	(218,768)	(32,500)	(19,000)
Repayments on long-term debt	(115)	(25,951)	—
Payment of debt issuance costs	(2,220)	—	—
Cash distributions to noncontrolling interests	(700)	—	(981)
Preferred stock redemption	—	(2)	(1,055)
Common stock issued (redeemed), net	(74)	3,054	370
Issuances (purchases) of treasury stock, net	(21,982)	35	(1,646)

Net cash provided from (used in) financing activities	(15,176)	17,857	(26,467)

Effect of exchange rate changes on cash	11,491	(16,590)	(247)

Net increase (decrease) in cash and cash equivalents	32,999	(105,920)	130,946

Cash and cash equivalents at beginning of year	122,754	228,674	97,728

Cash and cash equivalents at end of year	$155,753	$122,754	$228,674

Cash paid during the year for:
Interest	$5,737	$4,920	$4,445
Income taxes	$10,402	$18,187	$7,243

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. These materials are used in a variety of packaging, consumer products, industrial and automotive applications, among others. The Company employs about 3,000 people and has 35 manufacturing facilities in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries in which a controlling interest is maintained. All significant intercompany transactions have been eliminated.

Noncontrolling interests represents a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, a 30% equity position of Mitsubishi Chemical MKV Co. in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, stock-based compensation, restructuring, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors any factors which may have an impact and will adjust such estimates and assumptions when probable and estimable. Changes in those estimates will be reflected in the consolidated financial statements in future periods, as applicable.

Revenue Recognition

The Company’s accounting policy regarding revenue recognition is to recognize revenue when there is persuasive evidence of a sales agreement, the delivery of goods has occurred where both title and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collection of related billings is reasonably assured.

The Company provides tolling services for a fee for processing of material provided and owned by customers. While providing these services, the Company may provide certain amounts of its materials, such as additives. These materials are charged to the customer as an addition to the tolling fees. The Company records revenues from tolling services and related materials when such services are performed. The only amounts recorded as revenue related to tolling are the processing fees and the charges related to materials provided by the Company.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Sales

Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacturing, distribution and tolling of product, as well as related labor, depreciation and overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of sales also includes freight, packaging and warehousing.

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2011 and 2010, the Company did not hold any short-term investments.

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

Property, Plant and Equipment and Depreciation

It is the Company’s policy to depreciate the cost of property, plant and equipment over the estimated useful lives of the assets, or for leasehold improvements over the applicable lease term, using the straight-line method. Depreciation is included in the appropriate cost of sales or selling, general and administrative expense caption on the consolidated statements of operations. The estimated useful lives used in the computation of depreciation are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 to 10 years
Furniture and fixtures	5 to 10 years

The cost of property sold or otherwise disposed of is eliminated from the property accounts and the related reserve accounts. Gains or losses are recognized as appropriate when sales of property occur.

Maintenance and repair costs are charged against income. The cost of renewals and betterments is capitalized in the property accounts. Estimated useful lives are reviewed when certain events or operating conditions change and when appropriate, changes are made prospectively.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The Company and its subsidiaries generally do not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an estimated excess and obsolete inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

Purchase Accounting, Goodwill and Intangible Assets

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

The Company does not amortize goodwill. However, the Company conducts a formal impairment test of goodwill at the reporting unit level annually as of June 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Other amortizable intangible assets, which consist primarily of registered trademarks and tradenames, customer related intangibles, and developed technology, are amortized over their estimated useful lives on either a straight-line or double-declining basis. The estimated useful lives for each major category of amortizable intangible assets are:

Registered trademarks and tradenames	3 to 20 years
Customer related intangibles	15 to 19 years
Developed technology	11 to 15 years

Asset Impairment

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset or asset group may not be recoverable. Recoverability of assets and asset groups to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets or asset groups. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. See Note 16 for further discussion on asset impairments.

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

Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with the applicable accounting guidance which requires all derivatives, whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The Company’s foreign exchange forward contracts are adjusted to their fair market value through the consolidated statement of operations. Gains or losses on foreign exchange forward contracts that hedge specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the applicable accounting guidance for stock compensation, which require that the fair value of stock-based awards be estimated on the date of grant using an option pricing model. The fair value of the award is recognized as expense over the requisite service periods in the accompanying consolidated statements of operations. See Note 10 for further discussion on stock-based compensation.

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

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
•	Level 3: Unobservable inputs which reflect an entity’s own assumptions.

See Note 6 for further discussion on fair value measurements.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2011 presentation.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods, and early adoption is permitted.

In September 2011, the FASB issued new accounting guidance related to the testing of goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment quantitatively, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit was less than its carrying amount, the second step of the test was required to be performed to measure the amount of the impairment loss, if any. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

NOTE 2 — BUSINESS ACQUISITIONS

McCann Color, Inc.

On March 1, 2010, the Company completed the purchase of McCann Color, Inc. (“McCann Color”), a producer of high-quality color concentrates, based in North Canton, Ohio, for $8.8 million in cash. The business provides specially formulated color concentrates to match precise customer specifications. Its products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances. The acquisition complements the Company’s existing Americas masterbatch manufacturing and product development facilities in Akron, Ohio, San Luis Potosi, Mexico, and La Porte, Texas. The results of operations from the McCann Color acquisition are included in the accompanying consolidated financial statements since the date of acquisition, March 1, 2010, and are reported in the Americas segment.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of the Merger Agreement, each share of ICO common stock outstanding immediately prior to the merger was converted into the right to receive a pro rata portion of the total consideration of $237.7 million which comprised of $105.0 million in cash and 5.1 million shares of the Company’s common stock. All unvested stock options and shares of restricted stock of ICO became fully vested immediately prior to the merger. Unexercised stock options were exchanged for cash equal to their “in the money” value, which reduced the cash pool available to ICO’s stockholders. The following table summarizes the calculation of estimated fair value of the total consideration transferred (in thousands, except share price):

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

The Company recorded acquired intangible assets of $71.1 million. These intangible assets include customer related intangibles of $48.5 million with estimated useful lives of 19 years, developed technology of $10.1 million with estimated useful lives of 11 years, and trademarks and tradenames of $12.5 million with estimated useful lives ranging between 5 and 20 years.

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition. Goodwill was allocated by segment as follows (in thousands):

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss from continuing operations before taxes for ICO from April 30, 2010 to August 31, 2010 includes pretax depreciation and amortization costs of approximately $9.6 million. This amount includes approximately $3.4 million of additional costs due to the increased value of fixed assets and intangibles, and approximately $3.9 million of pretax purchase accounting inventory step-up adjustments.

The following unaudited, pro forma information represents the consolidated results of the Company as if the ICO acquisition occurred at the beginning of the periods presented (in thousands, except per share data):

	Year ended August 31,
	2010	2009
	Unaudited
Net sales	$1,828,339	$1,581,941
Net income (loss) attributable to A. Schulman, Inc. common stockholders	$45,948	$(11,485)
Net income (loss) per share of common stock attributable to common stockholders — diluted	$1.47	$(0.37)

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

Mash Indústria e Comércio de Compostos Plásticos LTDA

On November 3, 2010, the Company completed the purchase of all the capital stock of Mash Indústria e Comércio de Compostos Plásticos LTDA (“Mash”), a masterbatch additive producer and engineered plastics compounder based in Sao Paulo, Brazil, for $15.2 million. Mash’s products are used in end markets such as film and packaging, automotive and appliances. The acquisition expanded the Company’s presence in the expanding Brazilian market, which is a large, diversified market with strong macroeconomic fundamentals. The Company believes the Brazilian plastics industry holds significant growth potential because per-capita consumption of plastic is still much lower than in other countries. This acquisition combined with the Company’s two facilities in Brazil, demonstrates that the Company is aggressively expanding its presence in the Brazilian market and enhancing its ability to serve customers in South America. The results of operations from the Mash acquisition are included in the accompanying consolidated financial statements since the date of acquisition, November 3, 2010, and are reported in the Americas segment.

The transaction was financed with available cash. Tangible assets acquired and liabilities assumed were recorded at their estimated fair values of $8.4 million and $4.5 million, respectively. The estimated fair values of finite-lived intangible assets acquired of $7.2 million related to a tradename and customer relationships are being amortized over their estimated useful lives of 3 and 15 years, respectively. Goodwill of $4.1 million represents the excess of cost over the estimated fair value of net tangible and intangible assets acquired. Goodwill largely consists of expected synergies resulting from the acquisition. The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Surplast S.A.

On June 30, 2011, the Company entered into an agreement to become a 51% equity holder, through a $1.1 million investment, in Surplast S.A. (“Surplast”). The other owner of the venture is Alta Plastica S.A., one of the largest distributors of resins in Argentina. The Company now has a facility in Argentina, in addition to three facilities in Brazil to meet the growing demand in South America. Assets acquired, net of liabilities assumed and noncontrolling interests, were preliminarily recorded at their estimated fair values of $1.0 million resulting in goodwill of $0.1 million. The results of operations from the Surplast acquisition are included in the accompanying consolidated financial statements since the date of acquisition, June 30, 2011, and are reported in the Americas segment.

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Beginning balance	$13,205	$10,279
Provision	(1,495)	6,647
Write-offs, net of recoveries	(3,396)	(2,848)
Translation effect	1,161	(873)

Ending balance	$9,475	$13,205

The decrease in the provision from fiscal 2010 to 2011 is primarily related to the improvement of a certain customer’s financial situation in fiscal 2011, for which the Company had recorded a charge in fiscal 2010.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill during the years ended August 31, 2011 and 2010 are as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2009	$11,577	$—	$11,577
Acquisitions	17,177	55,934	73,111
Translation and other	(624)	—	(624)

Balance as of August 31, 2010	28,130	55,934	84,064
Acquisitions	—	4,193	4,193
Translation and other	2,819	677	3,496

Balance as of August 31, 2011	$30,949	$60,804	$91,753

The increase in goodwill during fiscal 2011 primarily relates to the acquisition of Mash and the effect of currency translation. The increase in goodwill during fiscal 2010 primarily relates to the acquisition of ICO.

The Company completed its annual impairment review of goodwill as of June 1, 2011 and noted no impairment. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2011. The fair value used in the analysis was estimated using a combination of the income and market approaches, which contain significant unobservable inputs, based on average earnings before interest, taxes, depreciation and amortization and cash flow multiples.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes intangible assets with determinable useful lives by major category as of August 31, 2011 and 2010:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$59,948	$(7,428)	$52,520	$50,035	$(1,742)	$48,293
Developed technology	13,522	(2,273)	11,249	14,018	(1,925)	12,093
Registered trademarks and tradenames	13,751	(1,445)	12,306	12,271	(305)	11,966

Total finite-lived intangible assets	$87,221	$(11,146)	$76,075	$76,324	$(3,972)	$72,352

Amortization expense of intangible assets was $7.9 million and $2.3 million for fiscal 2011 and 2010, respectively. Amortization expense of intangible assets for fiscal 2009 was not significant. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2011 is 15.7 years.

Estimated future amortization expense of intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2012	$7,919
2013	6,915
2014	6,316
2015	5,758
2016	5,153

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt obligations outstanding as of August 31, 2011 and 2010:

	August 31,
	2011	2010
	(In thousands)
Revolving credit loan, LIBOR plus applicable spread, due 2011	$—	$53,500
Notes payable and other, due within one year	11,550	7,376

Short-term debt	$11,550	$60,876

Revolving credit loan, LIBOR plus applicable spread, due 2016	$85,000	$—
Euro notes, 4.485%, due 2016	69,098	63,826
Senior notes, LIBOR plus 80 bps, due 2013	30,000	30,000
Capital leases and other long-term debt	500	8

Long-term debt	$184,598	$93,834

In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement, dated January 7, 2011 and containing a maturity date of January 7, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders (the “Credit Agreement”) to

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replace the Company’s prior $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides an aggregate revolving loan facility (the “Revolving Facility”) not to exceed $300 million comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche can be drawn in either Euros or Australian dollars. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of August 31, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2011. The Revolving Facility matures on January 7, 2016. Outstanding borrowings under the new Credit Agreement are classified as long-term debt as of August 31, 2011, whereas outstanding borrowings under the prior credit facility were classified as short-term debt as of August 31, 2010.

Interest rates on the Revolving Facility are based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Revolving Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2011, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.9 million and borrowings of $85.0 million. Outstanding letters of credit and borrowings as of August 31, 2010 were $2.4 million and $53.5 million, respectively.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•

$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $72.7 million as of August 31, 2011.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility.

Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company had no uncollateralized short-term lines of credit available from domestic banks as of August 31, 2011 and 2010.

The Company had approximately $65.4 million and $37.2 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of August 31, 2011 and 2010, respectively. There was approximately $7.0 million and $7.3 million outstanding under these lines of credit as of August 31, 2011 and 2010, respectively.

The Company’s interest bearing short-term debt of $8.5 million as of August 31, 2011 had a weighted-average interest rate of approximately 5.6%. Interest bearing short-term debt as of August 31, 2010 was $57.5 million with a weighted-average interest rate of approximately 1.1%.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below summarizes the Company’s available funds as of August 31, 2011 and 2010.

	As of August 31,
	2011	2010
	(In thousands)
Credit Facility	$300,000	$260,000
Foreign uncollateralized short-term lines of credit	65,436	37,172

Total gross available funds from credit lines and notes	$365,436	$297,172

Credit Facility	$213,121	$204,101
Foreign uncollateralized short-term lines of credit	58,437	29,904

Total net available funds from credit lines and notes	$271,558	$234,005

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $92.0 million and $60.8 million as of August 31, 2011 and 2010, respectively and issued letters of credit of $1.9 million and $2.4 million as of August 31, 2011 and 2010, respectively.

The Company has approximately $0.2 million and $0.1 million in capital lease obligations as of August 31, 2011 and 2010, respectively. The Company’s current portion of capital lease obligations is included in short-term debt on the Company’s consolidated balance sheets.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2011 are as follows (in thousands):

Fiscal 2012	$11,550
2013	33,954
2014	3,702
2015	3,703
2016	143,239

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities recorded at fair value as of August 31, 2011 and 2010 in the Company’s consolidated balance sheet:

	August 31, 2011				August 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
		(In thousands)				(In thousands)
Assets:
Cash	$139,525	$139,525	$—	$—	$104,373	$104,373	$—	$—
Cash equivalents	16,228	16,228	—	—	18,381	18,381	—	—
Foreign exchange contracts	82	—	82	—	143	—	143	—

Total assets at fair value	$155,835	$155,753	$82	$—	$122,897	$122,754	$143	$—

Liabilities:
Foreign exchange contracts	$50	$—	$50	$—	$171	$—	$171	$—

Total liabilities at fair value	$50	$—	$50	$—	$171	$—	$171	$—

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of cash and cash equivalents, by their nature, is determined utilizing Level 1 inputs. The Company measures the fair value of foreign exchange forward contracts using Level 2 inputs through observable market transactions in active markets provided by banks.

The Company enters into foreign exchange forward contracts to reduce its exposure for amounts due or payable in foreign currencies. These contracts limit the Company’s exposure to fluctuations in foreign currency exchange rates. The total contract value of foreign exchange forward contracts outstanding as of August 31, 2011 and 2010 was $18.4 million and $41.1 million, respectively. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of operations. The foreign exchange forward contracts are entered into with creditworthy multinational banks, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign currency contracts designated as hedging instruments as of August 31, 2011 and 2010.

The amount of contracts outstanding at the end of the period is indicative of the level of the activity during the period. The fair value of the Company’s foreign exchange forward contracts was recognized in other current assets or other accrued liabilities based on the net settlement value.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2011, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter.

The following information presents the supplemental fair value information about long-term fixed-rate debt as of August 31, 2011 and 2010. The Company’s long-term fixed-rate debt was issued in Euros.

	August 31, 2011		August 31, 2010
	($ In thousands)	(€ In thousands)	($ In thousands)	(€ In thousands)
Carrying value of long-term fixed-rate debt	$72,735	€50,336	$63,826	€50,336
Fair value of long-term fixed-rate debt	$76,093	€52,659	$67,169	€52,973

The fair value was calculated using discounted future cash flows. The increase in fair value is primarily related to an increase in foreign currency translation. The carrying value of the Company’s variable-rate debt approximates fair value.

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
U.S.	$(20,564)	$(34,178)	$(40,394)
Foreign	78,031	74,109	58,854

Income (loss) from continuing operations before taxes	$57,467	$39,931	$18,460

The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Current taxes:
U.S.	$(414)	$3,298	$91
Foreign	19,920	14,325	9,814

Total current tax expense (benefit)	19,506	17,623	9,905

Deferred taxes:
U.S.	(65)	(22,134)	(483)
Foreign	(3,659)	92	(2,491)

Total deferred tax expense (benefit)	(3,724)	(22,042)	(2,974)

Total income tax expense (benefit)	$15,782	$(4,419)	$6,931

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 27.5% in 2011, (11.1)% in 2010, and 37.5% in 2009 is as follows:

	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
Statutory U.S. tax rate	$20,113	35.0%	$13,979	35.0%	$6,461	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(15,126)	(26.3)	(16,190)	(40.5)	(12,258)	(66.4)
U.S. and foreign losses with no tax benefit	6,896	12.0	9,551	23.9	13,135	71.1
U.S. restructuring and other U.S. unusual charges with no benefit	3,871	6.7	4,820	12.1	1,003	5.5
Italy valuation allowance	—	—	1,715	4.3	—	—
Establishment (resolution) of uncertain tax positions	(221)	(0.4)	33	0.1	(1,584)	(8.6)
ICO historical tax attributes	—	—	3,250	8.1	—	—
U.S. valuation allowance reversal	—	—	(22,156)	(55.5)	—	—
Other	249	0.5	579	1.4	174	0.9

Total income tax expense (benefit)	$15,782	27.5%	$(4,419)	(11.1)%	$6,931	37.5%

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and (liabilities) consist of the following at August 31, 2011 and August 31, 2010:

	2011	2010
	(In thousands)
Pensions	$8,046	$10,754
Inventory reserves	980	439
Bad debt reserves	2,411	3,066
Accruals	5,214	5,502
Postretirement benefits other than pensions	7,305	9,285
Depreciation	2,913	2,506
Net operating loss carryforwards	8,537	3,108
Foreign tax credit carryforwards	38,498	39,956
Alternative minimum tax carryforwards	4,447	3,919
Other	24,101	24,828

Gross deferred tax assets	102,452	103,363
Valuation allowance	(60,578)	(52,685)

Total deferred tax assets	41,874	50,678

Depreciation	(20,238)	(17,704)
Intangibles	(21,867)	(22,647)
U.S. tax impact of foreign earnings	—	(7,692)
Other	(1,033)	(2,126)

Gross deferred tax liabilities	(43,138)	(50,169)

Net deferred tax assets (liabilities)	$(1,264)	$509

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets primarily in the United States, Italy, Germany and Australia.

The Company has $41.1 million in foreign tax credit carryforwards that will expire in periods from 2012 to 2021. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of approximately $2.6 million.

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

During fiscal 2010, the Company recorded a tax benefit of approximately $22.2 million for the reversal of a portion of the valuation allowance in the U.S. relating to the ICO acquisition. Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of the future reversals of deferred tax liabilities recorded in connection with the acquisition of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a reduction in the U.S. valuation allowance was recorded resulting in a $22.2 million non-cash tax benefit.

The tax effect of temporary differences included in prepaid expense and other current assets was $6.4 million and $6.9 million at August 31, 2011 and 2010, respectively. Deferred charges included

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.2 million and $14.8 million from the tax effect of temporary differences at August 31, 2011 and 2010, respectively. The tax effect of temporary differences included in other accrued liabilities was $0.8 million and $0.9 million at August 31, 2011 and 2010, respectively.

As of August 31, 2011, the Company’s gross unrecognized tax benefits totaled $4.7 million. If recognized, approximately $3.4 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2011, the Company had $0.5 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2008 onward and in Belgium from fiscal 2009 onward. The Company is open to potential examinations from fiscal 2006 onward for most other foreign jurisdictions.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however the change is not expected to have a significant impact on the financial position of the Company.

Reconciliation of Unrecognized Tax Benefits:

	2011	2010	2009
	(In thousands)
Beginning balance	$2,614	$1,549	$3,781
Decreases related to prior year tax positions	(31)	(314)	(1,322)
Increases related to prior year tax positions	1,346	1,534	26
Increases related to current year tax positions	677	250	650
Settlements	(101)	—	(74)
Lapse of statute of limitations	(161)	(167)	(1,301)
Foreign currency impact	372	(238)	(211)

Ending balance	$4,716	$2,614	$1,549

As of August 31, 2011, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $426.6 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practical.

NOTE 8 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. The measurement date for all plans is August 31.

A supplemental non-qualified, non-funded pension plan for certain retired officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was approximately $3.0 million and $2.7 million as of August 31, 2011 and 2010, respectively.

Postretirement health care and life insurance benefits are provided to certain U.S. employees if they meet certain age and length of service requirements while working for the Company. Effective January 1, 2004, the Company amended the plan to require co-payments and participant contribution. Effective April 1, 2007, the Company amended the plan which eliminated retiree health care benefits for certain employees and increased retiree contributions for health care benefits. Effective July 1, 2008, the Company amended the plan which eliminated retiree life insurance benefits for all nonunion employees and retirees. In the second quarter of fiscal 2011, the Company amended

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the plan effective January 1, 2012 to limit surviving spouse coverage to two months, at which point the surviving spouse may continue coverage at full cost. The surviving spouse coverage resulted in a $2.6 million reduction in the August 31, 2011 postretirement benefit plan obligation.

Components of the plan obligations and assets, and the recorded liability as of August 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)
Benefit obligation at beginning of year	$(112,517)	$(86,004)	$(17,054)	$(14,344)
Service cost	(3,521)	(2,159)	(30)	(30)
Interest cost	(4,820)	(4,505)	(746)	(765)
Participant contributions	(270)	(215)	(32)	(92)
Actuarial gain (loss)	16,900	(23,876)	480	(2,882)
Benefits paid	4,028	3,454	872	915
Settlement gain (loss)	(28)	517	—	—
Business combinations	—	(10,032)	—	—
Curtailment gain (loss)	(18)	—	—	—
Plan amendments	(7)	—	2,581	144
Translation adjustment	(12,951)	10,303	—	—

Benefit obligation at end of year	$(113,204)	$(112,517)	$(13,929)	$(17,054)

Fair value of plan assets at beginning of year	$22,259	$13,317	$—	$—
Actual return on assets	810	2,751	—	—
Employer contributions	4,607	3,197	840	823
Participant contributions	270	215	32	92
Business combinations	—	7,402	—	—
Benefits paid	(4,028)	(3,454)	(872)	(915)
Translation adjustment	2,172	(1,169)	—	—

Fair value of plan assets at end of year	$26,090	$22,259	$—	$—

Underfunded	$(87,114)	$(90,258)	$(13,929)	$(17,054)

Classification of net amount recognized:
Accrued payrolls, taxes and related benefits	$(2,441)	(3,386)	(880)	(935)
Long-term liabilities	(84,673)	(86,872)	(13,049)	(16,119)

Net amount recognized	$(87,114)	$(90,258)	$(13,929)	$(17,054)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Net actuarial (gain) loss	$16,739	$31,942	$3,592	$4,270
Net prior service cost (credit)	403	396	(6,225)	(4,186)

Net amount recognized in AOCI	$17,142	$32,338	$(2,633)	$84

Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$(16,445)	$21,591	$(480)	$2,882
Prior service cost (credit)	7	—	(2,581)	(144)
Amortization of net actuarial loss	(1,658)	(338)	(198)	—
Amortization of prior service (cost) credit	(29)	(48)	542	557
Settlement/curtailment gain (loss)	2	(239)	—	—
Translation adjustment	2,927	(2,387)	—	—

Total change in AOCI	$(15,196)	$18,579	$(2,717)	$3,295

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actuarial gain in fiscal 2011 as compared to the actuarial loss in the prior year is primarily the result of an increase in the weighted-average discount rate to 4.9% in fiscal 2011 from 4.0% in 2010.

Amounts recognized in accumulated other comprehensive income (loss), net of tax, as of August 31, 2011 and 2010 include:

	2011	2010
	(In thousands)
Prior service credit	$5,822	$3,790
Actuarial loss	(20,331)	(36,212)

Gross amount	(14,509)	(32,422)
Less income tax effect	4,576	8,754

Net amount	$(9,933)	$(23,668)

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(In thousands)
Service cost	$3,521	$2,159	$1,742	$30	$30	$42
Interest cost	4,820	4,505	4,429	746	765	847
Expected return on plan assets	(1,219)	(984)	(957)	—	—	—
Amortization of transition obligation	—	—	39	—	—	—
Amortization of prior service cost (credit)	29	48	48	(542)	(557)	(654)
Recognized gains due to plan settlements	(24)	(28)	—	—	—	—
Recognized (gains) losses due to plan curtailments	22	267	(188)	—	—	(2,609)
Recognized net actuarial loss	1,658	338	250	198	—	—

	$8,807	$6,305	$5,363	$432	$238	$(2,374)

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information regarding the Company’s pension and other postretirement benefit plan (“OPEB”) is as follows:

	2011	2010
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$101,659	$100,823
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$112,902	$112,236
Accumulated benefit obligation	$101,432	$100,567
Fair value of plan assets	$25,596	$21,846
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$302	$281
Accumulated benefit obligation	$227	$256
Fair value of plan assets	$494	$413
Other Postretirement Benefit Plans:
All plans:
Accumulated benefit obligation	$13,929	$17,054
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$13,929	$17,054
Accumulated benefit obligation	$13,929	$17,054
Fair value of plan assets	$—	$—

The underfunded position is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2011, the Company’s German and United Kingdom pension plans are underfunded by $69.3 million and $9.3 million, respectively. In Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31 :	2011	2010	2009
Discount rate on pension plans	4.9%	4.0%	5.4%
Discount rate on postretirement obligation	4.5%	4.5%	5.5%
Rate of compensation increase	2.5%	2.4%	2.5%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions as of August 31 :	2011	2010	2009
Discount rate on pension plans	4.0%	5.4%	6.3%
Discount rate on postretirement obligation	4.5%	5.5%	7.0%
Return on pension plan assets	5.8%	7.0%	7.7%
Rate of compensation increase	2.4%	2.5%	2.7%
Projected health care cost trend rate	8.0%	8.0%	8.5%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2019	2016	2016

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For fiscal 2012, the Company, in consultation with its actuaries, has selected a weighted-average discount rate of 4.9%, expected long-term return on plan assets of 6.4% and rate of compensation increase of 2.5% for its defined benefit pension plans. For its postretirement benefit plan, the Company has selected a discount rate of 4.5% for fiscal 2012.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2011:

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$88	$(76)
Effect on accumulated postretirement benefit obligation	$1,303	$(1,141)

The Company’s pension plan weighted-average asset allocation as of August 31, 2011 and 2010, and target allocation, by asset category are as follows:

	Plan Assets at August 31,		Target Allocation
Asset Category	2011	2010	2011	2010
Equity securities	37%	42%	45%	40%
Debt securities	18%	13%	15%	15%
Fixed insurance contracts	37%	38%	35%	35%
Cash	8%	7%	5%	10%

Total	100%	100%	100%	100%

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets as of August 31, 2011 and 2010, all of which are for Non-U.S. plans, are as follows:

	$9,650	$9,650	$9,650	$9,650	$9,650	$9,650	$9,650	$9,650
	August 31, 2011				August 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)				(In thousands)
Equity securities	$9,650	$9,650	$—	$—	$9,392	$9,392	$—	$—
Debt securities	4,673	4,673	—	—	2,820	2,820	—	—
Fixed insurance contracts	9,536	—	—	9,536	8,378	—	—	8,378
Cash	2,098	2,098	—	—	1,669	1,669	—	—
Other	133	—	—	133	—	—	—	—

Total	$26,090	$16,421	$—	$9,669	$22,259	$13,881	$—	$8,378

The change in fair value of the Company’s pension plan assets classified as Level 3 for the years ended August 31, 2011 and 2010, all of which are for Non-U.S. plans, is as follows:

	2011	2010
	(In thousands)
Balance, beginning of fiscal year	$8,378	$80
Realized gains	(880)	1,497
Purchases, sales, issuances, and settlements, net	1,002	57
Business acquisitions	—	7,056
Foreign currency translation	1,169	(312)

Balance, end of fiscal year	$9,669	$8,378

The Company expects to contribute approximately $5.2 million for its pension obligations and approximately $0.9 million to its other postretirement plan in 2012. The benefit payments, which reflect expected future service, are as follows:

	Pension Benefits	OPEB Benefits
	(In thousands)
2012	$3,445	$900
2013	3,617	930
2014	3,989	968
2015	4,889	997
2016	4,522	1,003
Years 2017 — 2021	26,538	5,042

The Company has agreements with two individuals that upon retirement, death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two individuals or their beneficiaries for a ten-year period and are 100% vested. The liability required for these agreements is included in other long-term liabilities as of August 31, 2011 and 2010. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was approximately $2.8 million, $1.9 million and $1.9 million in 2011, 2010 and 2009, respectively.

NOTE 9 — COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended August 31, 2011, 2010 and 2009 was as follows:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$41,685	$44,111	$(2,427)
Foreign currency translation gain (loss)	42,550	(27,898)	(30,824)
Unrecognized losses and prior service costs
(credits), net	13,735	(17,094)	(10,365)

Total comprehensive income (loss)	97,970	(881)	(43,616)
Comprehensive (income) loss attributable to noncontrolling interests	(689)	(221)	(349)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$97,281	$(1,102)	$(43,965)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Gain (Loss)	Unrecognized Losses and Prior Service Costs (Credits), Net	Total Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance as of August 31, 2008	$76,112	$3,791	$79,903
Current period change	(30,824)	(10,365)	(41,189)

Balance as of August 31, 2009	45,288	(6,574)	38,714
Current period change	(27,898)	(17,094)	(44,992)

Balance as of August 31, 2010	17,390	(23,668)	(6,278)
Current period change	42,550	13,735	56,285

Balance as of August 31, 2011	$59,940	$(9,933)	$50,007

The increase in accumulated other comprehensive income (loss) in 2011 was primarily due to the increase in the value of the Euro and other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

NOTE 10 — INCENTIVE STOCK PLANS

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan, which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On August 31, 2011, there were approximately 0.5 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

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

A summary of stock options is as follows:

	Outstanding Shares Under Option	Weighted- Average Exercise Price
Outstanding at August 31, 2010	265,262	$19.77
Granted	—	$—
Exercised	(52,121)	$18.59
Forfeited and expired	(75,000)	$23.23

Outstanding at August 31, 2011	138,141	$18.34

Exercisable at August 31, 2011	138,141	$18.34

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of August 31, 2011 was approximately $0.1 million with a remaining term for options outstanding and exercisable of approximately 2.8 years. The total intrinsic value of options exercised as of August 31, 2011, 2010, and 2009 was approximately $0.3 million, $1.4 million and $0.1 million, respectively. For stock options outstanding as of August 31, 2011, exercise prices range from $13.99 to $19.85. All outstanding and exercisable stock options are fully vested as of August 31, 2011. The Company did not grant stock options in fiscal years 2011, 2010 or 2009.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards under the 2006 Incentive Plan can vest over various periods, and restricted stock awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based restricted stock awards and performance-based awards:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Restricted Stock	Performance- Based	Restricted Stock	Performance- Based
Outstanding at August 31, 2010	153,849	705,154	$20.12	$13.91
Granted	64,195	375,037	$21.46	$14.84
Vested	(76,206)	(61,232)	$19.93	$13.25
Forfeited	(23,947)	(218,766)	$19.91	$13.77

Outstanding at August 31, 2011	117,891	800,193	$21.01	$14.44

The weighted-average grant date fair value of restricted stock awards granted during the years ended August 31, 2011, 2010 and 2009 were $21.46, $21.72 and $16.62, respectively.

Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2011 are 436,314 performance shares which earn dividends throughout the vesting period and 363,879 performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards. Performance shares granted during fiscal 2008, which would have vested during the year ended August 31, 2011, did not meet the performance vesting conditions and were forfeited.

The performance-based awards in the table above include 566,058 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 234,135 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant. The weighted-average grant date fair value of the performance shares with market conditions granted in fiscal 2011, 2010 and 2009 were $14.84, $18.22 and $9.64 per share, respectively.

The fair values of the performance shares granted during fiscal 2011, 2010 and 2009 were estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted-Average Assumptions	2011	2010	2009
Dividend yield	2.91%	2.68%	3.60%
Expected volatility	47.00%	46.00%	36.00%
Risk-free interest rate	1.05%	1.54%	1.09%
Correlation	60.00%	59.00%	52.00%

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected dividend yield of common stock is based on the Company’s historical dividend yield. The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the weekly volatility for each company in the peer group to determine a reasonable assumption for the valuation. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. In using the Monte Carlo simulation method with this type of grant, a correlation rate of the Company’s stock price and each of the peer companies is calculated. The Company determined a correlation percentage based on all correlation rates. The Company has no reason to believe that the expected dividend yield, future stock volatility or correlation is likely to differ materially from historical patterns.

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of August 31, 2011 was approximately $5.8 million. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

As of August 31, 2011 and 2010, the Company had 20,000 and 25,000 stock-settled restricted stock units outstanding, respectively. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards earn dividends during the restriction period; however, they do not have voting rights until released from restriction. There were no additional grants of these stock-settled restricted stock units during the years ended August 31, 2011 and 2010.

The Company had no cash-settled restricted stock units outstanding as of August 31, 2011, and approximately 174,000 cash-settled restricted stock units outstanding with various vesting periods and criteria as of August 31, 2010. There were no cash-settled restricted stock units granted during the year ended August 31, 2011, and approximately 60,000 cash-settled restricted stock units granted during the year ended August 31, 2010. The cash-settled restricted stock units had either time-based vesting or performance-based vesting, similar to the Company’s restricted stock awards and performance shares. Each cash-settled restricted stock unit was equivalent to one share of the Company’s common stock on the vesting date. Certain cash-settled restricted stock units earned dividends during the vesting period. Cash-settled restricted stock units were settled only in cash at the vesting date and therefore were treated as a liability award. The Company recorded a liability for these restricted stock units in an amount equal to the total of (a) the mark-to-market adjustment of the units vested to date, and (b) accrued dividends on the units. In addition, the liability was adjusted by an estimated payout factor for the performance-based cash-settled restricted stock units.

The Company had approximately $3.6 million and $3.9 million cash-based awards, which are treated as liability awards, outstanding as of August 31, 2011 and 2010, respectively. These awards were granted to foreign employees. Such awards include approximately $0.4 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

The Company made cash payments of $2.5 million, $2.5 million and $1.8 million for cash-settled restricted stock units and cash-based awards during fiscal 2011, 2010 and 2009, respectively.

During fiscal 2011 and 2010, the Company granted non-employee directors 35,000 shares and 40,000 shares of unrestricted common stock, respectively. The Company recorded compensation expense for this grant of approximately $0.8 million and $0.9 million for the years ended August 31, 2011 and 2010, respectively.

In fiscal 2010, the Company’s board of directors and stockholders approved adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2011 and 2010. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Restricted stock awards and performance-based awards	$4,623	$4,067	$2,931
Cash-settled restricted stock units	817	628	997
Cash-based awards	225	47	475

Total stock-based compensation	$5,665	$4,742	$4,403

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock and performance-based awards expected to vest, which would then share in the earnings of the Company.

The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Weighted-average shares outstanding:
Basic	30,978	27,746	25,790
Incremental shares from equity awards	163	230	280

Diluted	31,141	27,976	26,070

For fiscal years 2011, 2010, and 2009, there were approximately 118,000, 60,000 and 480,000, respectively, of equivalent shares related to stock options that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance. As of August 31, 2011, no shares of special stock are outstanding.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $10.8 million in 2011, $7.4 million in 2010 and $6.2 million in 2009. The approximate future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes and insurance are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2012	$5,372
2013	3,929
2014	2,923
2015	1,760
2016	1,143
2017 and thereafter	1,699

$16,826

NOTE 13 — SEGMENT INFORMATION

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments.

The Company’s reportable segments prior to fiscal 2011 were EMEA, North America Masterbatch (“NAMB”), North America Engineered Plastics (“NAEP”), North America Rotomolding (“NARM”), Bayshore and APAC. As a result of certain management changes and reporting structures within the Company effective in fiscal 2011, the CODM makes decisions, assesses performance and allocates resources by the following regions: EMEA, the Americas, and APAC. As a result of the changes, the reportable segments are now based on the regions in which the Company operates: EMEA, the Americas, and APAC. Each reportable segment has a General Manager/Chief Operating Officer who reports to the CODM. The Americas segment comprises the former NAMB, NAEP, NARM and Bayshore segments. The Company revised the segment information for the years ended August 31, 2010 and 2009 to reflect the new reporting structure implemented on September 1, 2010.

The CODM uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Operating income before certain items does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses, asset write-downs, costs related to business acquisitions and inventory step-up. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.

During fiscal 2010, the Company completed the closure of its Invision sheet manufacturing operation at its Sharon Center, Ohio manufacturing facility. This business comprised the former Invision segment of the Company’s business. The Company reflected the results of these operations as discontinued operations for all periods presented and are not included in the segment information.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below the Company presents net sales to unaffiliated customers by segment.

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
EMEA	$1,533,993	$1,142,523	$935,895
Americas	516,814	363,011	298,095
APAC	142,148	84,909	45,258

Total net sales to unaffiliated customers	$2,192,955	$1,590,443	$1,279,248

Below the Company presents gross profit by segment.

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
EMEA	$197,171	$177,010	$141,137
Americas	71,698	48,213	23,798
APAC	17,284	11,656	6,372

Total segment gross profit	286,153	236,879	171,307
Asset write-downs	—	(69)	(1,270)
Inventory step-up	(607)	(3,942)	—

Total gross profit	$285,546	$232,868	$170,037

Below is a reconciliation of operating income before certain items by segment to consolidated income from continuing operations before taxes.

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Segment operating income (loss):
EMEA	$86,663	$69,393	$50,169
Americas	14,032	12,036	(10,015)
APAC	5,587	2,981	2,807

Total segment operating income	106,282	84,410	42,961
Corporate and other	(25,106)	(20,538)	(18,438)
Interest expense, net	(5,531)	(3,665)	(2,437)
Foreign currency transaction gains (losses)	(1,595)	(884)	5,645
Other income (expense)	1,720	2,469	1,826
Asset write-downs	(8,150)	(5,737)	(3,878)
Costs related to acquisitions	(1,429)	(6,814)	—
Restructuring related costs	(8,117)	(5,368)	(7,219)
Inventory step-up	(607)	(3,942)	—

Income from continuing operations before taxes	$57,467	$39,931	$18,460

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes identifiable assets by segment.

	As of August 31,
	2011	2010	2009
	(In thousands)
Identifiable assets:
EMEA	$737,698	$616,592	$570,392
Americas	408,714	369,210	192,998
APAC	93,575	85,513	34,099

Total identifiable assets	$1,239,987	$1,071,315	$797,489

The following tables summarize depreciation and amortization and capital expenditures by segment.

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Depreciation and amortization expense:
EMEA	$18,522	$13,896	$13,395
Americas	17,810	11,144	8,577
APAC	3,942	2,409	1,567

Total depreciation and amortization expense from continuing operations	$40,274	$27,449	$23,539

Capital expenditures:
EMEA	$12,541	$10,927	$7,197
Americas	12,328	7,125	16,627
APAC	1,490	925	831

Total capital expenditures from continuing operations	$26,359	$18,977	$24,655

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
Net sales:
United States	$337,423	$231,890	$192,541
Germany	617,266	496,073	408,168
Other international	1,238,266	862,480	678,539

	$2,192,955	$1,590,443	$1,279,248

	As of August 31,
	2011	2010	2009
	(In thousands)
Long lived assets:
United States	$74,102	$89,345	$60,050
Germany	27,680	24,876	26,359
Other international	132,518	124,742	83,031

	$234,300	$238,963	$169,440

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	2011		2010		2009
	(In thousands, except for %’s)
Masterbatch	$880,406	40%	$676,977	43%	$574,641	45%
Engineered plastics	546,964	25	460,141	29	382,709	30
Specialty powders	372,360	17	129,122	8	30,312	2
Distribution services	393,225	18	324,203	20	291,586	23

	$2,192,955	100%	$1,590,443	100%	$1,279,248	100%

NOTE 14 — RESEARCH AND DEVELOPMENT

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. The Company has a team of individuals with varied backgrounds to lead a “New Product Engine” initiative to put an aggressive global focus on the Company’s research and development activities. The Company conducts these activities at its various technical centers and laboratories. Research and development expenditures were approximately $2.4 million, $2.0 million and $3.6 million in fiscal years 2011, 2010 and 2009, respectively. These activities are primarily related to support the Company’s engineered plastics, masterbatch and specialty powders applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 15 — RESTRUCTURING

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it will close the Nashville, Tennessee facility no later than February 29, 2012, in order to optimize the use of existing capacity and capitalize on growth opportunities. Approximately 24 million pounds of engineered plastics production will be moved from the Nashville facility to the Company’s Akron and Bellevue, Ohio facilities. As a result of this plan, the Company will reduce headcount by approximately 60. Offsetting this reduction of headcount will be the eventual addition of approximately 20 workers at the Company’s Akron, Ohio operation in fiscal 2012. The Company recorded approximately $1.1 million of pretax employee-related restructuring expense associated with this plan during the fourth quarter of fiscal 2011. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of approximately $1.0 million to $3.0 million during fiscal 2012 as it completes the plan.

See Note 16 for further details regarding $6.2 million of pretax asset-related impairment expense recognized in the fourth quarter of fiscal 2011 related to this plan.

Italy and Australia Plans

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility are expected to be relocated by early calendar 2012. Also on February 8, 2011, as a result of the ongoing deterioration of the Australian rotomolding market, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia facility to its Brisbane, Australia facility. As part of this consolidation, the Company reduced headcount in Australia by approximately 20, and the majority of the reduction occurred in the second and third quarters of fiscal 2011. The region will continue to be served by the Company’s Brisbane facility and facilities in Malaysia, Indonesia, China and a future India plant.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded pretax restructuring expense of $6.0 million during fiscal 2011 primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of August 31, 2011, the Company has a balance of $2.4 million accrued for employee-related costs. The Company expects minimal restructuring charges in fiscal 2012 related to the Australia plan. In regards to the Italy plan, the Company anticipates additional pretax charges of approximately $6.0 million to $8.0 million in fiscal 2012, of which approximately 50% are expected to be non-cash charges.

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) facility. The plans include moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30 and approximately half of the reductions occurred in the second quarter of fiscal 2011. The Company recorded $0.1 million of pretax employee-related restructuring costs during fiscal 2011. As of August 31, 2011, the Company has a balance of $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan in fiscal 2012 as the realignment of capacity is finalized.

ICO Merger Plan

In conjunction with the merger with ICO, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.5 million primarily in pretax employee-related costs during fiscal 2011 and minimal charges during fiscal 2010 related to the integration of the ICO merger. The Company has a balance of less than $0.1 million accrued for the ICO merger plan as of August 31, 2011. The Company expects minimal charges related to this plan to be recognized in fiscal 2012.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded $0.5 million pretax restructuring expenses during fiscal 2011 primarily for employee-related costs associated with the closure. Also, the Company recorded pretax restructuring expenses of $1.3 million during fiscal 2010. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. As of August 31, 2011, the Company has a minimal balance remaining accrued. The Company expects minimal charges related to this plan to be recognized in the first half of fiscal 2012.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded minimal charges related to the fiscal 2009 initiatives during fiscal 2011. The Company recorded employee-related costs of $0.6 million and contract termination and other restructuring costs of $0.6 million related to the fiscal 2009 initiatives during fiscal 2010. Restructuring charges recorded for the fiscal 2009 plan during fiscal 2010 were related to the EMEA and Americas segments. The costs associated with the fiscal 2009 initiatives of approximately $9.6 million were primarily recorded in fiscal 2009, which included employee-related costs of $5.9 million, contract termination and other restructuring costs of $2.4 million and accelerated depreciation costs of $1.3 million.

The Company has no remaining accrual as of August 31, 2011, related to the fiscal 2009 initiatives, and the Company’s charges related to the plans initiated in fiscal 2009 were substantially complete as of the end of fiscal 2010.

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2011 and 2010 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2009	Acquired ICO Accrual	Fiscal 2010 Charges	Fiscal 2010 Paid	Accrual Balance August 31, 2010	Fiscal 2011 Charges	Fiscal 2011 Paid	Accrual Balance August 31, 2011
				(In thousands)
Employee-related costs	$4,448	$2,060	$4,024	$(8,521)	$2,011	$5,048	$(3,737)	$3,322
Other costs	390	—	1,030	(1,153)	267	3,069	(2,933)	403
Translation effect	42	—	—	—	(47)	—	—	70

Restructuring charges	$4,880	$2,060	$5,054	$(9,674)	$2,231	$8,117	$(6,670)	$3,795

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2011	2010	2009
	(In thousands)
EMEA	$2,834	$2,992	$4,103
Americas	1,712	1,805	4,562
APAC	3,571	257	—

Total	$8,117	$5,054	$8,665

NOTE 16 — ASSET IMPAIRMENTS

The Company recorded approximately $8.1 million, $5.7 million and $2.6 million in asset impairments during the years ended August 31, 2011, 2010 and 2009, respectively, excluding impairments recorded in discontinued operations.

During fiscal 2011, the Company recorded approximately $6.2 million of asset impairment charges primarily related to assets held and used associated with the closure of the Company’s Nashville, Tennessee facility. The impaired assets include real estate and certain machinery and equipment. The disposal value of the real estate, which includes land, building and related improvements, was

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. Additionally, certain assets will be transferred to the Bellevue and Akron, Ohio plants after the Company ceases production at the Nashville facility.

Also in fiscal 2011, a long-lived asset held for sale, related to the closure of the Polybatch Color Center located in Sharon Center, Ohio, was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The asset’s estimated fair value was determined based on Level 3 inputs obtained from a third-party purchase offer less associated costs to sell.

During fiscal 2010, the Company recorded approximately $5.7 million of asset impairment charges primarily related to assets held and used associated with the closure of the Company’s Polybatch Color Center. The impaired assets include real estate and certain machinery and equipment. The disposal value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of the machinery and equipment, which was disposed after the Company ceased production, was determined based on projected cash flows from operations and estimated salvage value.

The Company’s asset impairments of $2.6 million in fiscal 2009 continuing operations were primarily related to properties which were considered held for sale including the St. Thomas, Ontario, Canada facility and the Orange, Texas warehouse. The asset impairments in fiscal 2009 were based on information provided by a third-party real estate valuation source. The Company also recorded $10.3 million of asset impairments which were included in discontinued operations in fiscal 2009.

NOTE 17 — CONTINGENCIES AND CLAIMS

In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial position of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve would be recognized until that time.

In August 2011, the Company incurred a pretax charge of approximately $3.0 million related to a settlement involving a business relationship. This settlement satisfied all threatened claims. The charge is included in selling, general and administrative expense in the accompanying consolidated statement of operations in fiscal 2011 and relates to the Americas segment.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — SHARE REPURCHASE PROGRAM

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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker is authorized beginning on May 13, 2011 and ending on May 13, 2012 to repurchase up to $30 million of the $100 million in shares authorized for repurchase under the 2011 Repurchase Program. Repurchases under the Repurchase Plan will be subject to specific parameters and contain certain price and volume constraints.

In total under the 2011 Repurchase Program, the Company repurchased 385,550 shares of its common stock during third and fourth quarters of fiscal 2011 at an average price of $22.21 per share. Shares valued at approximately $91.4 million remained authorized under the 2011 Repurchase Program for repurchase as of August 31, 2011. As of October 10, 2011, the Company fulfilled the $30 million Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock at an average price of $18.73 per share. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of October 10, 2011.

Under the 2008 Repurchase Program, the Company repurchased 625,000 shares of its common stock during the second quarter of fiscal 2011 at an average price of $21.75 per share or a total of $13.6 million.

In total under both programs, the Company repurchased 1,010,550 shares of its common stock at an average price of $21.93 per share or a total of $22.2 million during fiscal 2011. Including the shares repurchased subsequent to the year ended August 31, 2011, the Company repurchased 2,228,979 shares under both programs at an average price of $19.57 per share or a total of $43.6 million. The Company did not repurchase any shares of its common stock during fiscal 2010.

NOTE 19 — DISCONTINUED OPERATIONS

During fiscal 2010, the Company completed the closure of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of this segment as discontinued operations for all of the periods presented. There are no remaining assets or liabilities classified as discontinued operations recorded in the consolidated balance sheet as of August 31, 2011. As of August 31, 2010, the assets of Invision, primarily machinery and equipment, were considered held for sale and were included in the Company’s consolidated balance sheet in property, plant and equipment. The loss from discontinued operations for the year ended August 31, 2010 included a loss on disposal of assets of approximately $0.6 million. Included in the results of discontinued operations for the year ended August 31, 2009 was approximately $10.3 million of asset impairments for the Findlay, Ohio facility and certain assets at the Sharon Center, Ohio facility. The asset impairments were based on the estimated fair market value of the long-lived assets which was determined through third party appraisals. In addition, the Company recorded less than $0.1 million of cash charges related to employee termination costs.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the results for discontinued operations for the years ended August 31, 2011, 2010 and 2009. The loss from discontinued operations does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

	2011	2010	2009
	(In thousands)
Net sales	$—	$24	$217

Loss from operations	$—	$(1)	$(3,619)
Asset impairment	—	—	(10,317)
Restructuring expense	—	—	(20)
Other income (loss)	—	(238)	—

Loss from discontinued operations	$—	$(239)	$(13,956)

NOTE 20 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov. 30, 2010	Feb. 28, 2011	May 31, 2011	Aug. 31, 2011	Aug. 31, 2011(a)
	(In thousands, except per share data)
Net sales	$495,383	$508,343	$611,142	$578,087	$2,192,955

Gross profit	$69,001	$66,612	$78,888	$71,045	$285,546

Income from continuing operations	$9,376	$7,279	$18,924	$6,106	$41,685
Income from discontinued operations, net of tax of $0	—	—	—	—	—

Net income	9,376	7,279	18,924	6,106	41,685
Noncontrolling interests	(133)	(138)	(170)	(248)	(689)

Net income attributable to A. Schulman, Inc.	$9,243	$7,141	$18,754	$5,858	$40,996

Earnings per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$0.29	$0.23	$0.61	$0.19	$1.32
Income from discontinued operations	—	—	—	—	—

Net income attributable to common stockholders	$0.29	$0.23	$0.61	$0.19	$1.32

Earnings per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$0.29	$0.23	$0.60	$0.19	$1.32
Income from discontinued operations	—	—	—	—	—

Net income attributable to common stockholders	$0.29	$0.23	$0.60	$0.19	$1.32

Certain items included in net income attributable to A. Schulman, Inc. net of tax are as follows:
Asset write-downs(b)	$—	$1,800	$125	$6,225	$8,150
Costs related to acquisitions(c)	881	314	(356)	552	1,391
Restructuring related costs(d)	438	2,772	1,748	2,285	7,243
Inventory step-up	78	104	—	114	296
Tax charges (benefits)	(65)	—	—	—	(65)

Total	$1,332	$4,990	$1,517	$9,176	$17,015

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(b)	Asset write-downs include a $6.2 million charge primarily related to the closure of the Company’s Nashville, Tennessee facility in the fourth quarter of fiscal 2011 and a $1.9 million charge related to the closure of the Polybatch Color Center in Sharon Center, Ohio primarily in the second quarter of fiscal 2011.

(c)	Costs related to acquisitions include professional, legal and other expenses associated with the acquisitions of ICO, Mash, Surplast and other potential acquisitions.

(d)	Restructuring includes pretax charges of $6.0 million related to the Australia and Italy plans, $1.1 million associated with the Americas engineered plastics plan, $0.5 million related to the ICO merger plan and $0.5 million associated with the North America masterbatch fiscal 2010 plan.

	Quarter Ended				Year Ended
	Nov. 30, 2009	Feb. 28, 2010	May 31, 2010	Aug. 31, 2010	Aug. 31, 2010(e)
	(In thousands, except per share data)
Net sales	$362,861	$331,023	$420,335	$476,224	$1,590,443

Gross profit	$63,158	$51,337	$58,885	$59,488	$232,868

Income (loss) from continuing operations	$17,138	$(6,819)	$25,925	$8,106	$44,350
Income (loss) from discontinued operations, net of tax of $0	(3)	12	(23)	(225)	(239)

Net income (loss)	17,135	(6,807)	25,902	7,881	44,111
Noncontrolling interests	(102)	32	(141)	(10)	(221)

Net income (loss) attributable to A. Schulman, Inc.	$17,033	$(6,775)	$25,761	$7,871	$43,890

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income (loss) from continuing operations	$0.66	$(0.26)	$0.92	$0.26	$1.59
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) attributable to common stockholders	$0.66	$(0.26)	$0.92	$0.25	$1.58

Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income (loss) from continuing operations	$0.65	$(0.26)	$0.91	$0.26	$1.58
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) attributable to common stockholders	$0.65	$(0.26)	$0.91	$0.25	$1.57

Certain items included in net income attributable to A. Schulman, Inc. net of tax are as follows:
Asset write-downs(f)	$98	$5,187	$300	$262	$5,847
Costs related to acquisitions(g)	2,266	1,421	1,629	1,492	6,808
Restructuring related costs(h)	299	1,083	765	2,023	4,170
Inventory step-up(i)	—	—	1,915	991	2,906
Tax charges (benefits)(j)	—	2,252	(16,733)	(967)	(15,448)

Total	$2,663	$9,943	$(12,124)	$3,801	$4,283

(e)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to the anti-dilutive impact of potentially dilutive shares in periods which the Company recorded a net loss and an increase in the share count as a result of shares issued in consideration for a business combination.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Asset write-downs include approximately $5.4 million of charges related to the closure of the Company’s Polybatch Color Center located in Sharon Center, Ohio.

(g)	Costs related to acquisitions include professional, legal and other expenses associated with the acquisitions of ICO, McCann Color and other potential acquisitions.

(h)	Restructuring includes pretax charges of $1.7 million related to the ICO merger plan, $1.3 million associated with the North America masterbatch fiscal 2010 plan, $1.2 million related to the fiscal 2009 plan, $0.4 million associated with the ASI United Kingdom plan and $0.3 million related to the ICO New Zealand plan.

(i)	Inventory step-up includes $1.9 million and $1.0 million of additional costs in the third and fourth quarters of fiscal 2010, respectively, primarily related to the inventory acquired from the ICO acquisition.

(j)	Tax charges (benefits) include tax charges of $2.3 million and $1.2 million in the second and fourth quarters of fiscal 2010, respectively, related to a tax valuation allowance, and tax benefits of $16.7 million and $2.2 million in the third and fourth quarters of fiscal 2010, respectively, related to the ICO acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 8, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1 — Election of Directors” in the Company’s definitive proxy statement relating to the 2011 Annual Meeting to be filed with the Commission (the “2011 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement.

Code of Conduct

The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2011 Proxy Statement.

Procedures for Recommending Directors Nominees

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in the Company’s 2011 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive proxy materials for the 2010 Annual Meeting of Stockholders held on December 9, 2010.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2011 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in the Company’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the Company’s 2011 Proxy Statement.

The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2011 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 2, 2009, by and between the Company, ICO, Inc. and ICO-Schuman, LLC fka Wildcat Spider, LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009).

2.2	Quota Purchase and Sale Agreement, dated October 15, 2010, by and among the Company, ICO Polymers do Brasil Ltda., a direct wholly-owned subsidiary of the Company, and Henri and Elie Hara (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of A. Schulman (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

10.1*	A. Schulman 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Exhibit 28 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.2*	Amendment to the A. Schulman 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).

10.3*	Second Amendment to the A. Schulman 1992 Non-Employee Directors’ Stock Option Plan (incorporated by reference from Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998).

10.4*	Third Amendment to the A. Schulman 1992 Non-Employee Directors Stock Option Plan (incorporated by reference from Exhibit 4(p) to the Company’s Registration Statement on Form S-8, dated December 20, 1999 (Registration No. 333-93093)).

10.5*	Fourth Amendment to the A. Schulman 1992 Non-Employee Directors Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).

10.6*	A. Schulman 2002 Equity Incentive Plan (incorporated by reference from Exhibit 4(l) to the Company’s Registration Statement on Form S-8, dated January 24, 2003 (Registration No. 333-102718)).

10.7*	Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2006).

10.8*	A. Schulman Second Amended and Restated Directors Deferred Units Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.9*	First Amendment to Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.10*	A. Schulman Amended and Restated Nonqualified Profit Sharing Plan (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.11*	First Amendment to the A. Schulman 2002 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.12*	A. Schulman Amended and Restated 2006 Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.13*	A. Schulman 2006 Incentive Plan Form of Performance Share Award Agreement for Employees (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).

10.14*	A. Schulman 2006 Incentive Plan Form of Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).

10.15*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009).

10.16*	Form of 2010 Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.17*	Form of 2010 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.18*	Form of 2010 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.19*	Form of 2010 Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.20*	Form of 2010 Restricted Stock Unit Award Agreement (Gingo) (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.21*	Form of 2010 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.22*	Non-Employee Directors’ Compensation (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.)

10.23*	The Company’s 2011 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2010).

10.24*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).

10.25	Credit Agreement, dated January 7, 2011 by and among A. Schulman, Inc., Courtenay Polymers Pty. Limited, ICO Polymers (Malaysia) Sdn. Bhd., and A. Schulman International Services BVBA and JPMorgan Chase Bank, N.A., as Administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as Global Agent, and other lenders named in the Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 13, 2011).

10.26*	Form of Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.27*	Form of Time-Based Restricted Stock Unit Agreement for Foreign Employees (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.28*	Form of 2011 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.29*	Form of 2011 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.30*	Form of 2011 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.31*	Form of 2011 Performance Unit Award Agreement (ROIC) for Foreign Employees (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.32*	Form of 2011 Performance Unit Award Agreement (TSR) for Foreign Employees (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.33*	Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, dated May 19, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

10.34*	Form of A. Schulman, Inc. Change-in-Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

10.35*	Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, dated June 10, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2011).

11	Statement re Computation of Per Share Earnings.**

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Powers of Attorney (filed herewith).

31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

**	Information required to be presented in Exhibit 11 is provided in Note 11 of the Notes to Consolidated Financial Statements under Part II, ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Form 10-K in accordance with accounting rules related to accounting for earnings per share.

(b)	Exhibits.

See subparagraph (a)(3) above

(c)	Financial Statement Schedules.

See subparagraph (a)(2) above

A. SCHULMAN, INC.

VALUATION AND QUALIFYING ACCOUNTS

Schedule F-1

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Acquired by purchase	Translation adjustment	Balance at close of period
	(In thousands)
Reserve for doubtful accounts
Year ended August 31, 2011	$13,205	$(1,495)	$(3,396)	$—	$1,161	$9,475
Year ended August 31, 2010	$10,279	$6,647	$(2,848)	$—	$(873)	$13,205
Year ended August 31, 2009	$8,316	$4,821	$(2,604)	$—	$(254)	$10,279

Inventory reserve
Year ended August 31, 2011	$4,760	$6,168	$—	$(344)	$625	$11,209
Year ended August 31, 2010	$4,052	$1,411	$(315)	$—	$(388)	$4,760
Year ended August 31, 2009	$7,043	$(2,723)	$(113)	$—	$(155)	$4,052

Valuation allowance — deferred tax assets
Year ended August 31, 2011	$52,685	$7,893	$—	$—	$—	$60,578
Year ended August 31, 2010	$74,426	$(22,680)	$—	$939	$—	$52,685
Year ended August 31, 2009	$60,426	$14,000	$—	$—	$—	$74,426

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.

By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski, Vice President, Chief Financial Officer, and Treasurer (Signing as the Principal Financial Officer)

Date: October 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo Joseph M. Gingo	Chairman, President and Chief Executive Officer (Director and Principal Executive Officer)	October 26, 2011

/s/ Joseph J. Levanduski Joseph J. Levanduski	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	October 26, 2011

/s/ Donald B. McMillan Donald B. McMillan	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	October 26, 2011

/s/ Eugene R. Allspach* Eugene R. Allspach	Director	October 26, 2011

/s/ Gregory T. Barmore* Gregory T. Barmore	Director	October 26, 2011

/s/ David G. Birney* David G. Birney	Director	October 26, 2011

/s/ Howard R. Curd* Howard R. Curd	Director	October 26, 2011

/s/ Michael A. McManus, Jr.* Michael A. McManus, Jr.	Director	October 26, 2011

/s/ Lee D. Meyer* Lee D. Meyer	Director	October 26, 2011

/s/ James A. Mitarotonda* James A. Mitarotonda	Director	October 26, 2011

Signature	Title	Date

/s/ Ernest J. Novak, Jr.* Ernest J. Novak, Jr.	Director	October 26, 2011

/s/ Dr. Irvin D. Reid* Dr. Irvin D. Reid	Director	October 26, 2011

/s/ John B. Yasinsky* John B. Yasinsky	Director	October 26, 2011

*	The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo
Attorney-in-Fact
October 26, 2011