Form 10-Q
period 2011-11-30
SCHULMAN A INC
filed 2012-01-05
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 28, 2011 – 29,405,079

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosure about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 1A — Risk Factors
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 6 — Exhibits
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	November 30,
	2011	2010
	Unaudited
	(In thousands, except per share data)

Net sales	$517,289	$495,383
Cost of sales	447,793	426,382
Selling, general and administrative expenses	47,415	52,905
Restructuring expense	3,244	551

Operating income	18,837	15,545
Interest expense, net	1,894	1,085
Foreign currency transaction (gains) losses	499	670
Other (income) expense, net	(170)	(4)

Income before taxes	16,614	13,794
Provision (benefit) for U.S. and foreign income taxes	2,651	4,418

Net income	13,963	9,376
Noncontrolling interests	(381)	(133)

Net income attributable to A. Schulman, Inc.	$13,582	$9,243

Weighted-average number of shares outstanding:
Basic	29,418	31,333
Diluted	29,514	31,530

Earnings per share of common stock attributable to A. Schulman, Inc.:
Basic	$0.46	$0.29
Diluted	$0.46	$0.29

Cash dividends per common share	$0.170	$0.155
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2011	August 31, 2011
	Unaudited
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$105,681	$155,753
Accounts receivable, less allowance for doubtful accounts of $9,125 at November 30, 2011 and $9,475 at August 31, 2011	308,847	347,036
Inventories, average cost or market, whichever is lower	272,425	264,747
Prepaid expenses and other current assets	32,981	34,376

Total current assets	719,934	801,912

Property, plant and equipment, at cost:
Land and improvements	29,384	30,826
Buildings and leasehold improvements	156,558	165,267
Machinery and equipment	367,138	382,828
Furniture and fixtures	39,844	41,860
Construction in progress	17,561	12,967

Gross property, plant and equipment	610,485	633,748
Accumulated depreciation and investment grants of $725 at November 30, 2011 and $815 at August 31, 2011	385,865	399,448

Net property, plant and equipment	224,620	234,300

Other assets:
Deferred charges and other noncurrent assets	35,270	35,947
Goodwill	89,740	91,753
Intangible assets	71,710	76,075

Total other assets	196,720	203,775

Total assets	$1,141,274	$1,239,987

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208,548	$254,405
U.S. and foreign income taxes payable	6,844	11,072
Accrued payrolls, taxes and related benefits	42,405	44,560
Other accrued liabilities	49,391	50,608
Short-term debt	9,525	11,550

Total current liabilities	316,713	372,195
Long-term debt	192,484	184,598
Pension plans	79,745	84,673
Other long-term liabilities	21,803	24,161
Deferred income taxes	17,618	20,055

Total liabilities	628,363	685,682

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 47,818 shares at November 30, 2011 and 47,816 shares at August 31, 2011	47,818	47,816
Other capital	254,854	254,184
Accumulated other comprehensive income (loss)	20,313	50,007
Retained earnings	549,777	541,256
Treasury stock, at cost, 18,414 shares at November 30, 2011 and 17,207 shares at August 31, 2011	(366,008)	(344,759)

Total A. Schulman, Inc.’s stockholders’ equity	506,754	548,504

Noncontrolling interests	6,157	5,801

Total equity	512,911	554,305

Total liabilities and equity	$1,141,274	$1,239,987

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2011	2010
	Unaudited
	(In thousands)
Operating:
Net income	$13,963	$9,376
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	9,064	9,654
Deferred tax provision	(2,790)	(711)
Pension, postretirement benefits and other deferred compensation	1,547	2,153
Net (gains) losses on asset sales	(29)	88
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15,731	(15,431)
Inventories	(24,349)	(27,579)
Accounts payable	(30,888)	(6,454)
Income taxes	(4,240)	1,622
Accrued payrolls and other accrued liabilities	2,086	4,314
Other assets and long-term liabilities	(1,360)	(2,084)

Net cash provided from (used in) operating activities	(21,265)	(25,052)

Investing:
Expenditures for property, plant and equipment	(9,072)	(5,000)
Proceeds from the sale of assets	724	300
Business acquisitions, net of cash acquired	—	(15,071)

Net cash provided from (used in) investing activities	(8,348)	(19,771)

Financing:
Cash dividends paid	(5,061)	(4,942)
Increase (decrease) in notes payable	(1,553)	(3,987)
Borrowings on revolving credit facilities	40,750	53,500
Repayments on revolving credit facilities	(28,000)	(25,000)
Repayments on long-term debt	(4)	(26)
Cash distributions to noncontrolling interests	—	(700)
Issuances (purchases) of treasury stock, net	(21,249)	49

Net cash provided from (used in) financing activities	(15,117)	18,894

Effect of exchange rate changes on cash	(5,342)	2,205

Net increase (decrease) in cash and cash equivalents	(50,072)	(23,724)

Cash and cash equivalents at beginning of period	155,753	122,754

Cash and cash equivalents at end of period	$105,681	$99,030

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL

The unaudited interim consolidated financial statements included for A. Schulman, Inc. (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. The fiscal year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

The results of operations for the three months ended November 30, 2011 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2012.

The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2012 presentation.
(2)	BUSINESS ACQUISITIONS

In fiscal 2011, the Company acquired a business in Brazil and entered into an agreement to become the majority equity holder of an Argentinean venture. The consolidated statements of operations include the results of these transactions from the dates of acquisition or formation. These transactions are summarized below:

		Purchase
		Consideration
Transaction Description	Date of Transaction	(In millions)	Segment

Mash Indústria e Comércio de Compostos Plásticos LTDA	November 3, 2010	$15.2	Americas
A Brazilian masterbatch additive producer and engineered plastics compounder whose products are used in end markets such as film and packaging, automotive and appliances.

Surplast S.A.	June 30, 2011	$1.1	Americas
A 51% ownership interest in an Argentinean venture, further expanding the Company’s specialty powders presence in South America.
(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company as of November 30, 2011 and August 31, 2011 is as follows:

	Europe, Middle
	East and Africa	Americas	Total
		(In thousands)
Balance as of August 31, 2011	$30,949	$60,804	$91,753
Acquisitions	—	—	—
Translation and other	(1,480)	(533)	(2,013)

Balance as of November 30, 2011	$29,469	$60,271	$89,740

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill impairment is tested at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company is not aware of any triggering events which would require a goodwill impairment test as of November 30, 2011.

The following table summarizes intangible assets with determinable useful lives by major category as of November 30, 2011 and August 31, 2011:

	November 30, 2011			August 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Customer related intangibles	$57,796	$(8,491)	$49,305	$59,948	$(7,428)	$52,520
Developed technology	13,477	(2,506)	10,971	13,522	(2,273)	11,249
Registered trademarks and tradenames	13,075	(1,641)	11,434	13,751	(1,445)	12,306

Total finite-lived intangible assets	$84,348	$(12,638)	$71,710	$87,221	$(11,146)	$76,075

Amortization expense of intangible assets was approximately $1.9 million and $2.0 million for the three months ended November 30, 2011 and 2010, respectively.
(4)	FAIR VALUE MEASUREMENT

For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2012, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter.

The following table presents information about the Company’s assets and liabilities recorded at fair value in the Company’s consolidated balance sheet as of November 30, 2011 and August 31, 2011:

	November 30, 2011				August 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash	$96,566	$96,566	$—	$—	$139,525	$139,525	$—	$—
Cash equivalents	9,115	9,115	—	—	16,228	16,228	—	—
Foreign exchange forward contracts	115	—	115	—	82	—	82	—

Total assets at fair value	$105,796	$105,681	$115	$—	$155,835	$155,753	$82	$—

Liabilities:
Foreign exchange forward contracts	$129	$—	$129	$—	$50	$—	$50	$—

Total liabilities at fair value	$129	$—	$129	$—	$50	$—	$50	$—

Cash and cash equivalents are recorded at cost, which approximates fair value.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total contract value of foreign exchange forward contracts outstanding was approximately $21.0 million and $18.4 million as of November 30, 2011 and August 31, 2011, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the level of the activity during the period. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy multinational banks, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2011 and August 31, 2011.

The following information presents the supplemental fair value of the Company’s long-term fixed-rate debt issued in Euros as of November 30, 2011 and August 31, 2011:

	November 30, 2011		August 31, 2011
	($ in thousands)	(€ in thousands)	($ in thousands)	(€ in thousands)
Carrying value of long-term fixed-rate debt	$67,540	€50,336	$72,735	€50,336
Fair value of long-term fixed-rate debt	$70,411	€52,475	$76,093	€52,659
The decrease in fair value is primarily related to a decrease in the value of the Euro against the U.S. dollar. The carrying value of the Company’s variable-rate debt approximates fair value.
(5)	INCOME TAXES

As of November 30, 2011, the Company’s gross unrecognized tax benefits totaled approximately $4.6 million. If recognized, approximately $3.2 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2011, the Company had approximately $0.5 million of accrued interest and penalties on unrecognized tax benefits.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended November 30, 2011 and 2010 is as follows:

	Three months ended		Three months ended
	November 30, 2011		November 30, 2010
	(In thousands, except for %’s)
Statutory U.S. tax rate	$5,815	35.0%	$4,828	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,317)	(20.0)	(2,956)	(21.4)
U.S. and foreign losses with no tax benefit	659	4.0	1,967	14.2
U.S. restructuring and other U.S. unusual charges with no benefit	110	0.7	375	2.7
Italian tax law change	(747)	(4.5)	—	—
Establishment (resolution) of uncertain tax positions	31	0.2	11	0.1
Other	100	0.6	193	1.4

Total income tax expense (benefit)	$2,651	16.0%	$4,418	32.0%

The effective tax rates for the three months ended November 30, 2011 and 2010 are less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. As compared with the effective rate of 32.0% for the three months ended November 30, 2010, the current quarter’s effective rate is driven by a decrease in the U.S. and foreign losses with no tax benefit.

(6)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits for the three months ended November 30, 2011 and 2010 are shown below:

	Three months ended November 30,
	2011	2010
	(In thousands)
Net periodic pension cost included the following components:
Service cost	$719	$845
Interest cost	1,315	1,161
Expected return on plan assets	(325)	(297)
Net actuarial loss and net amortization of prior service cost	114	412

Net periodic benefit cost	$1,823	$2,121

Postretirement benefit cost included the following components:
Service cost	$7	$8
Interest cost	152	186
Net actuarial loss and net amortization of prior service cost (credit)	(140)	(86)

Net periodic benefit cost	$19	$108

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the three months ended November 30, 2011 is as follows:

			Accumulated
			Other
	Common		Comprehensive	Retained	Treasury	Noncontrolling
	Stock	Other Capital	Income (Loss)	Earnings	Stock	Interests	Total Equity
	Unaudited
	(In thousands, except per share data)
Balance as of September 1, 2011	$47,816	$254,184	$50,007	$541,256	$(344,759)	$5,801	$554,305
Comprehensive income (loss):
Net income				13,582		381
Foreign currency translation gain (loss)			(29,670)			(25)
Actuarial loss and amortization of			(24)
prior service costs, net
Total comprehensive income (loss)							(15,756)
Cash dividends paid, $0.17 per share				(5,061)			(5,061)
Purchase of treasury stock					(21,474)		(21,474)
Issuance of treasury stock		(2)			225		223
Stock options exercised	2	31					33
Amortization of restricted stock		641					641

Balance as of November 30, 2011	$47,818	$254,854	$20,313	$549,777	$(366,008)	$6,157	$512,911

(8)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three months ended November 30, 2011 and 2010 is as follows:

	Three months ended November 30,
	2011	2010
	(In thousands)
Net income (loss)	$13,963	$9,376
Foreign currency translation gain (loss)	(29,695)	7,257
Unrecognized losses and prior sevice costs (credits), net	(24)	706

Total comprehensive income (loss)	(15,756)	17,339
Comprehensive (income) loss attributable to noncontrolling interests	(356)	(133)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$(16,112)	$17,206

The fiscal 2012 first quarter foreign currency translation loss was primarily due to the decrease in the value of the Euro against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) adjustments related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

(9)	INCENTIVE STOCK PLANS

Effective in December 2002, the Company adopted the 2002 Equity Incentive Plan, which provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and director deferred units for employees and non-employee directors. The option price of incentive stock options is the fair market value of the shares of common stock on the date of the grant. In the case of nonqualified options, the Company granted options at 100% of the fair market value of the shares of common stock on the date of the grant. All options become exercisable at the rate of 33% per year, commencing on the first anniversary date of the grant. Each option expires ten years from the date of the grant.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under the 2002 Equity Incentive Plan were added to the 2006 Incentive Plan and no further awards could be made from the 2002 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. On November 30, 2011, there were approximately 0.5 million shares available for grant pursuant to the Company’s 2006 Incentive Plan.

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

A summary of stock option activity for the three months ended November 30, 2011 is as follows:

	Outstanding Shares	Weighted-Average
	Under Option	Exercise Price
Outstanding at August 31, 2011	138,141	$18.34
Granted	—	$—
Exercised	(2,000)	$16.69
Forfeited and expired	—	$—

Outstanding at November 30, 2011	136,141	$18.37

Exercisable at November 30, 2011	136,141	$18.37

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of November 30, 2011 was approximately $0.3 million with a remaining term for options outstanding and exercisable of approximately 2.6 years. For stock options outstanding as of November 30, 2011, exercise prices range from $13.99 to $19.85. All outstanding and exercisable stock options are fully vested as of November 30, 2011. The Company did not grant stock options during the three months ended November 30, 2011 and 2010.

Restricted stock awards under the 2006 Incentive Plan can vest over various periods, and restricted stock awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based restricted stock awards and performance-based awards for the three months ended November 30, 2011:

Weighted-Average
Fair Market Value
	Awards Outstanding		(per share)
	Restricted	Performance-	Restricted	Performance-
	Stock	Based	Stock	Based
Outstanding at August 31, 2011	117,891	800,193	$20.98	$14.44
Granted	—	—	$—	$—
Vested	—	—	$—	$—
Forfeited	—	—	$—	$—

Outstanding at November 30, 2011	117,891	800,193	$20.98	$14.44

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company did not grant restricted stock awards and performance-based awards during the three months ended November 30, 2011 and 2010.

Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of November 30, 2011 are 436,314 performance shares, which earn dividends throughout the vesting period and 363,879 performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards.

The performance-based awards in the table above include 566,058 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 234,135 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of November 30, 2011 was approximately $4.9 million. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

As of November 30, 2011 and August 31, 2011, the Company had 20,000 stock-settled restricted stock units outstanding. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards earn dividends during the restriction period; however, they do not have voting rights until released from restriction. There were no additional grants of these stock-settled restricted stock units during the three months ended November 30, 2011 or 2010.

The Company had approximately $3.6 million cash-based awards, which are treated as liability awards, outstanding as of November 30, 2011 and August 31, 2011. These awards were granted to foreign employees. Such awards include approximately $0.4 million which have service vesting periods of three years following the date of grant and the remaining $3.2 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout.

In fiscal 2010, the Company’s board of directors and stockholders approved adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during the three months ended November 30, 2011 and 2010. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation for the three months ended November 30, 2011 and 2010, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended November 30,
	2011	2010
	(In thousands)
Restricted stock awards and performance-based awards	$641	$904
Cash-settled restricted stock units	—	375
Cash-based awards	265	88

Total stock-based compensation	$906	$1,367

(10)	EARNINGS PER SHARE

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

The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts for the three months ended November 30, 2011 and 2010:

	Three months ended November 30,
	2011	2010
	(In thousands)
Weighted-average shares outstanding:
Basic	29,418	31,333
Incremental shares from equity awards	96	197

Diluted	29,514	31,530

(11)	SEGMENT INFORMATION

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following regions, which are also the Company’s reportable segments: Europe, Middle East and Africa (“EMEA”), the Americas, and Asia Pacific (“APAC”). Each reportable segment has a General Manager/Chief Operating Officer who reports to the CODM.

The CODM uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses, asset write-downs, costs related to business acquisitions and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below the Company presents net sales to unaffiliated customers by segment for the three months ended November 30, 2011 and 2010:

	Three months ended November 30,
	2011	2010
	(In thousands)

EMEA	$352,891	$346,683
Americas	127,980	115,120
APAC	36,418	33,580

Total net sales to unaffiliated customers	$517,289	$495,383

Below the Company presents gross profit by segment for the three months ended November 30, 2011 and 2010:

	Three months ended November 30,
	2011	2010
	(In thousands)

EMEA	$44,238	$48,086
Americas	19,879	16,474
APAC	5,379	4,562

Total segment gross profit	69,496	69,122

Inventory step-up	—	(121)

Total gross profit	$69,496	$69,001

Below is a reconciliation of segment operating income to operating income and income before taxes for the three months ended November 30, 2011 and 2010:

	Three months ended November 30,
	2011	2010
	(In thousands)

EMEA	$19,235	$19,402
Americas	6,111	3,859
APAC	2,533	1,808

Total segment operating income	27,879	25,069
Corporate and other	(5,580)	(7,971)
Costs related to acquisitions	(218)	(881)
Restructuring related	(3,244)	(551)
Inventory step-up	—	(121)

Operating income	18,837	15,545
Interest expense, net	(1,894)	(1,085)
Foreign currency transaction gains (losses)	(499)	(670)
Other income (expense), net	170	4

Income before taxes	$16,614	$13,794

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the three months ended November 30, 2011 and 2010 are as follows:

	Three months ended November 30,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$210,268	41%	$200,299	41%
Engineered plastics	140,297	27	124,038	25
Specialty powders	84,599	16	90,076	18
Distribution services	82,125	16	80,970	16

	$517,289	100%	$495,383	100%

(12)	RESTRUCTURING
EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company will reduce headcount in EMEA by approximately 40, of which approximately half of the reductions occurred in the first quarter of fiscal 2012. The Company recorded approximately $2.7 million of pretax employee-related restructuring costs during the first quarter of fiscal 2012, and the Company anticipates recognizing approximately $2.0 million to $3.0 million of additional pretax employee-related cash charges during the remainder of fiscal 2012 as it completes the plan.

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it will close the Nashville, Tennessee facility no later than February 29, 2012, in order to optimize the use of existing capacity and capitalize on growth opportunities. As a result of this plan, the Company will reduce headcount by approximately 60 at the Nashville facility. The Company recorded approximately $0.2 million of pretax employee-related restructuring expense associated with this plan during the first quarter of fiscal 2012, and approximately $1.1 million of pretax employee-related restructuring expense during the fourth quarter of fiscal 2011. As of November 30, 2011, the Company has a balance of approximately $0.9 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of approximately $1.0 million to $3.0 million during the remainder of fiscal 2012 as it completes the plan.

Italy and Australia Plans

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility were relocated in the first quarter of fiscal 2012 to the Gorla facility. As a result of this relocation, the Company will reduce headcount by approximately 30 by the end of June 2012. Also on February 8, 2011, as a result of the ongoing deterioration of the Australian rotomolding market, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia facility to its Brisbane, Australia facility. As part of this consolidation, the Company reduced headcount in Australia by approximately 20, and the majority of the reduction occurred in the second and third quarters of fiscal 2011. The region continues to be served by the Company’s Brisbane facility and facilities in Malaysia, Indonesia, China and a future India plant.

The Company recorded pretax restructuring expense of approximately $0.3 million during the first quarter of fiscal 2012 primarily related to other restructuring costs as part of the Italy plan. In fiscal 2011, the Company recorded pretax restructuring expense of approximately $6.0 million primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of November 30, 2011, the Company has a balance of approximately $1.9 million accrued for employee-related costs related to the Italy plan. In regards to the Italy plan, the Company anticipates additional pretax charges of approximately $5.0 million to $7.0 million in the remainder of fiscal 2012, of which approximately 50% are expected to be non-cash charges. As of November 30, 2011, the Company has a balance of approximately $0.3 million accrued for the Australia plan related to a future settlement of a contractual obligation and expects minimal charges related to this plan in the remainder of fiscal 2012.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) facility. The plans include moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. Approximately half of the reductions occurred in the second quarter of fiscal 2011 and the remaining headcount reductions are expected to occur in the second quarter of fiscal 2012. The Company recorded minimal charges in the first quarter of fiscal 2012 and no charges in the first quarter of fiscal 2011. As of November 30, 2011, the Company has a balance of approximately $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan in the remainder of fiscal 2012 as the realignment of capacity is finalized.

ICO Merger Plan

In conjunction with the acquisition of ICO, Inc. (“ICO”) in fiscal 2010, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed approximately $2.1 million in liabilities as a result of the merger related to these agreements, of which approximately $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.5 million primarily in pretax employee-related costs during fiscal 2011 of which approximately $0.3 million were recorded in the first quarter of fiscal 2011. The Company had no charges in the first quarter of fiscal 2012 and has no remaining accrual as of November 30, 2011 related to this plan as it is considered complete.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded approximately $0.5 million pretax restructuring expenses during fiscal 2011, of which approximately $0.1 million was recorded in the first quarter of fiscal 2011, primarily for employee-related costs associated with the closure. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. The Company had no charges in the first quarter of fiscal 2012 and has no remaining accrual as of November 30, 2011 related to this plan as it is considered complete.

Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2012 related to the Company’s restructuring plans:

	Accrual Balance	Fiscal 2012	Fiscal 2012	Accrual Balance
	August 31, 2011	Charges	Paid	November 30, 2011
	(In thousands)
Employee-related costs	$3,322	$2,930	$(533)	$5,719
Other costs	403	314	(302)	415
Translation effect	70	—	—	(107)

Restructuring charges	$3,795	$3,244	$(835)	$6,027

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2011	2010
	(In thousands)
EMEA	$3,061	$278
Americas	178	273
APAC	5	—

Total	$3,244	$551

(13)	CONTINGENCIES AND CLAIMS

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

(14)	SHARE REPURCHASE PROGRAM

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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of November 30, 2011. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2011.

On November 29, 2011, the Company entered into a new $30 million repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints.

(15)	ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The MD&A is organized as follows:
•	Overview: From management’s point of view, we discuss the following:
•	Summary of our business and the markets of the industry in which we participate;

•	Key trends, developments and challenges; and

•	Significant events from the period.
•	Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.
Overview
Business Summary
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets such as packaging, consumer products, industrial and automotive, among others. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:
•	Europe, Middle East and Africa (“EMEA”),

•	Americas, and

•	Asia Pacific (“APAC”).
The Company has approximately 3,000 employees and 35 manufacturing facilities worldwide. Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The Company also offers tolling services to customers.
Throughout this Management’s Discussion and Analysis, the Company provides operating results by segment exclusive of certain items such as costs related to acquisitions, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results. Aside from the material impact of these items, these measures are utilized by management to understand business trends.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:
•
Continuous Improvement. We are focused on improving our operations worldwide. As we continue to further integrate our recent acquisitions, we are constantly examining certain synergies that can be utilized to optimize our processes and performance. We are also controlling our selling, general and administrative expenses, especially in developed markets.

•
Development of New Products. In each of our product families, we are dedicated to the development of new, higher-margin products and applications that optimize the appearance, performance, and processing of plastics to meet the most demanding requirements. We strive to maintain a balanced position between low-cost production and technological leadership with focused research and development. We are also committed to continuing our growth in high value-added markets and reducing our exposure to commodity markets.

•
Purchasing and Pricing. We are seeking opportunities to continue our savings on purchasing and to establish smart pricing strategies to align with our purchasing strategies. We continue to leverage our global volume base to enhance savings and are searching for alternate sourcing from the Middle East and Asia.

•	Volume Improvement. We remain focused on organic and geographic growth including acquisitions to deliver steady volume improvement.
Fiscal Year 2012 Significant Events
In addition to the items discussed above, the following items represent significant events during fiscal year 2012:
1.
Increase in dividend. On October 14, 2011, the Company increased its regular quarterly cash dividend by approximately 10% to $0.17 per common share from the prior quarter’s dividend of $0.155 per common share, which represented an annual yield of approximately 3.5%. This reflects our confidence in strong cash generation and long-term growth prospects, along with a continued commitment to our shareholders.

2.
Share Repurchases. The Company repurchased approximately 1.2 million shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of $17.60 per share for a total cost of approximately $21.4 million.

3.	India Plant. The Company continues with the construction of its plant in India with expected completion by the end of calendar year 2012.

4.
Worldwide Production Expansion. To address increasing regional demand, the Company strategically added new engineered plastics manufacturing lines in China and Mexico, a new masterbatch line in Brazil and a new specialty powders line in Mexico. The Company plans to invest approximately $7 million in its Akron, Ohio plant to add engineered plastics compounding capabilities to the facility as part of the optimization of capacity in the United States.

5.
EMEA and Americas Restructuring. In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. Additionally, the Americas is continuing its closing procedures at the Nashville, Tennessee facility and continues to optimize the use of existing capacity and capitalize on growth opportunities.

Results of Operations
Segment Information
EMEA

	Three months ended November 30,
	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$352,891	$346,683	$6,208	1.8%
Segment gross profit	$44,238	$48,086	$(3,848)	(8.0%)
Segment operating income	$19,235	$19,402	$(167)	(0.9%)
Pounds sold	286,297	316,481	(30,184)	(9.5%)
Price per pound	$1.233	$1.095	$0.138	12.6%
Gross profit per pound	$0.155	$0.152	$0.003	2.0%
Gross profit percentage	12.5%	13.9%
EMEA net sales for the three months ended November 30, 2011 were approximately $352.9 million, an increase of approximately $6.2 million, or 1.8%, compared with the prior-year period. The increase in net sales was primarily related to an increase of approximately 12.6% in price per pound and the favorable impact of foreign currency translation of approximately $7.2 million. The masterbatch and specialty powders product families experienced a decline in volume due to a reduction in demand which partially offset the increase in net sales.

EMEA gross profit was approximately $44.2 million for the three months ended November 30, 2011, a decrease from approximately $48.1 million for the same three-month period last year. The decrease in gross profit was primarily related to decreased volumes in the masterbatch and specialty powders product families, offset by a positive price effect and lower production costs in the masterbatch product family. Despite the volume decrease, gross profit per pound increased approximately 2.0%. Foreign currency translation favorably impacted EMEA gross profit by approximately $1.0 million.
EMEA operating income for the three months ended November 30, 2011 was approximately $19.2 million, a decrease of approximately $0.2 million compared with the same period last year. The decrease in operating income was primarily due to the decrease in gross profit partially offset by a decrease in selling, general and administrative expenses of approximately $3.7 million compared with the prior year. Selling, general and administrative expenses were favorably impacted by continued actions to reduce various employee-related expenses and control costs.
Americas

	Three months ended November 30,
	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$127,980	$115,120	$12,860	11.2%
Segment gross profit	$19,879	$16,474	$3,405	20.7%
Segment operating income	$6,111	$3,859	$2,252	58.4%
Pounds sold	140,501	152,223	(11,722)	(7.7%)
Price per pound	$0.911	$0.756	$0.155	20.5%
Gross profit per pound	$0.141	$0.108	$0.033	30.6%
Gross profit percentage	15.5%	14.3%
Net sales for the Americas for the three months ended November 30, 2011 were approximately $128.0 million, an increase of approximately $12.9 million or 11.2% compared with the prior-year period. The increase in net sales was a result of approximately $8.2 million of incremental fiscal 2012 net sales from fiscal 2011 acquisitions and the approximate 20.5% increase in price per pound, which was spread across all product families. The decrease in volume of approximately 11.7 million pounds was primarily related to the masterbatch product family. Foreign currency translation negatively impacted net sales by approximately $1.7 million.
Gross profit for the Americas was approximately $19.9 million for the three months ended November 30, 2011, an increase of approximately $3.4 million from the comparable period last year. The increases in gross profit and gross profit per pound of approximately 20.7% and 30.6%, respectively, were primarily due to higher net sales in the masterbatch and engineered plastics product families. The Company was able to improve margins in light of rising raw material costs by implementing operational efficiencies. The fiscal 2011 acquisitions contributed approximately $1.3 million of incremental fiscal 2012 gross profit. Foreign currency translation negatively impacted gross profit by approximately $0.4 million.
Operating income for the Americas for the three months ended November 30, 2011 was approximately $6.1 million compared with approximately $3.9 million last year. Operating income increased primarily due to improved gross profit per pound offset by a slight increase in selling, general and administrative expenses.

APAC

	Three months ended November 30,
	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$36,418	$33,580	$2,838	8.5%
Segment gross profit	$5,379	$4,562	$817	17.9%
Segment operating income	$2,533	$1,808	$725	40.1%
Pounds sold	29,484	33,897	(4,413)	(13.0%)
Price per pound	$1.235	$0.991	$0.244	24.6%
Gross profit per pound	$0.182	$0.135	$0.047	34.8%
Gross profit percentage	14.8%	13.6%
Net sales for APAC for the three months ended November 30, 2011 were approximately $36.4 million, an increase of approximately $2.8 million compared with the same prior-year period. Net sales increased as a result of an increase of approximately 24.6% in selling price per pound offset by a decrease in volume of approximately 13.0%. Foreign currency translation favorably impacted net sales by approximately $1.1 million. The increase in net sales is primarily related to the masterbatch and engineered plastics product families offset by decreased net sales in the specialty powders product family. The reduction in volume is partially a result of a decline in APAC export net sales to Europe.
Gross profit for APAC for the three months ended November 30, 2011 was approximately $5.4 million, an increase of approximately $0.8 million compared with last year. Gross profit increased primarily due to improved net sales in the masterbatch and engineered plastics product families offset by a decrease in net sales in the specialty powders product family. Foreign currency translation did not have a significant impact on gross profit for the three months ended November 30, 2011.
APAC operating income for the three months ended November 30, 2011 was approximately $2.5 million compared with approximately $1.8 million last year. The increase in profitability was principally due to the increase in gross profit.
Consolidated Results of Operations

	Three months ended November 30,
	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$517,289	$495,383	$21,906	4.4%
Total segment gross profit	$69,496	$69,122	$374	0.5%
Total segment operating income	$27,879	$25,069	$2,810	11.2%
Pounds sold	456,282	502,601	(46,319)	(9.2%)
Price per pound	$1.134	$0.986	$0.148	15.0%
Gross profit per pound	$0.152	$0.138	$0.014	10.1%
Gross profit percentage	13.4%	14.0%
The increase of approximately $21.9 million in consolidated net sales for the three months ended November 30, 2011 compared with the prior-year period was primarily a result of increased average selling price per pound of approximately 15.0% offset by a decrease in volume of approximately 9.2%. Foreign currency translation favorably impacted consolidated net sales by approximately $6.5 million.
Total segment gross profit, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the three months ended November 30, 2011 was approximately $69.5 million, compared with approximately $69.1 million last year. Foreign currency translation favorably impacted gross profit by approximately $0.7 million.

Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the three months ended November 30, 2011 and 2010 was approximately $27.9 million and $25.1 million, respectively, an increase of $2.8 million. Foreign currency translation did not have a significant impact on operating income for the three months ended November 30, 2011.
The Company’s selling, general and administrative expenses decreased approximately $5.5 million for the three months ended November 30, 2011 compared with the same period in the prior year. The decrease is primarily attributable to the Company realizing selling, general and administrative expense synergies in connection with the continued integration of acquisitions. Additionally, incentive compensation expense decreased approximately $0.9 million. Foreign currency translation negatively impacted selling, general and administrative expense by approximately $0.6 million.
Interest expense, net increased approximately $0.8 million for the three months ended November 30, 2011, as compared with the same period in the prior year due primarily to increases in average outstanding principal balances and higher average interest rates.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of approximately $0.5 million and $0.7 million for the three months ended November 30, 2011 and 2010, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the America’s, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.
Net income attributable to the Company’s stockholders was approximately $13.6 million and $9.2 million for the three months ended November 30, 2011 and 2010, respectively. Foreign currency translation did not have a significant impact on net income for the three months ended November 30, 2011.
Product Markets
The largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of consolidated net sales by market for the three months ended November 30, 2011 as compared with the same period last year are as follows:

	Three months ended November 30, 2011			Three months ended November 30, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	36%	11%	53%	32%	9%	59%
Americas	21%	19%	60%	19%	20%	61%
APAC	47%	0%	53%	43%	0%	57%
Worldwide	33%	12%	55%	30%	11%	59%

Product Families
Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the three months ended November 30, 2011 and 2010 are as follows:

	Three months ended November 30,
	2011		2010
	(In thousands, except for %’s)
Masterbatch	$210,268	41%	$200,299	41%
Engineered plastics	140,297	27	124,038	25
Specialty powders	84,599	16	90,076	18
Distribution services	82,125	16	80,970	16

	$517,289	100%	$495,383	100%

Capacity
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three months ended November 30, 2011 and 2010 is as follows:

	Three months ended
	November 30,
	2011	2010
EMEA	83%	80%
Americas	63%	63%
APAC	86%	88%
Worldwide	74%	74%
EMEA capacity utilization increased as a result of successful capacity right-sizing actions taken through restructuring plans. The Company’s APAC segment experienced lower capacity utilization for the three-month period ended November 30, 2011 as a result of a decline in demand during the period related to the specialty powders product family.
Restructurings
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company will reduce headcount in EMEA by approximately 40, of which approximately half of the reductions occurred in the first quarter of fiscal 2012. The Company recorded approximately $2.7 million of pretax employee-related restructuring costs during the first quarter of fiscal 2012, and the Company anticipates recognizing approximately $2.0 million to $3.0 million of additional pretax employee-related cash charges during the remainder of fiscal 2012 as it completes the plan.
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it will close the Nashville, Tennessee facility no later than February 29, 2012, in order to optimize the use of existing capacity and capitalize on growth opportunities. As a result of this plan, the Company will reduce headcount by approximately 60 at the Nashville facility. The Company recorded approximately $0.2 million of pretax employee-related restructuring expense associated with this plan during the first quarter of fiscal 2012, and approximately $1.1 million of pretax employee-related restructuring expense during the fourth quarter of fiscal 2011. As of November 30, 2011, the Company has a balance of approximately $0.9 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of approximately $1.0 million to $3.0 million during the remainder of fiscal 2012 as it completes the plan.

Italy and Australia Plans
On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility were relocated in the first quarter of fiscal 2012 to the Gorla facility. As a result of this relocation, the Company will reduce headcount by approximately 30 by the end of June 2012. Also on February 8, 2011, as a result of the ongoing deterioration of the Australian rotomolding market, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia facility to its Brisbane, Australia facility. As part of this consolidation, the Company reduced headcount in Australia by approximately 20, and the majority of the reduction occurred in the second and third quarters of fiscal 2011. The region continues to be served by the Company’s Brisbane facility and facilities in Malaysia, Indonesia, China and a future India plant.
The Company recorded pretax restructuring expense of approximately $0.3 million during the first quarter of fiscal 2012 primarily related to other restructuring costs as part of the Italy plan. In fiscal 2011, the Company recorded pretax restructuring expense of approximately $6.0 million primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of November 30, 2011, the Company has a balance of approximately $1.9 million accrued for employee-related costs related to the Italy plan. In regards to the Italy plan, the Company anticipates additional pretax charges of approximately $5.0 million to $7.0 million in the remainder of fiscal 2012, of which approximately 50% are expected to be non-cash charges. As of November 30, 2011, the Company has a balance of approximately $0.3 million accrued for the Australia plan related to a future settlement of a contractual obligation and expects minimal charges related to this plan in the remainder of fiscal 2012.
ASI United Kingdom Plan
On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) facility. The plans include moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. Approximately half of the reductions occurred in the second quarter of fiscal 2011 and the remaining headcount reductions are expected to occur in the second quarter of fiscal 2012. The Company recorded minimal charges in the first quarter of fiscal 2012 and no charges in the first quarter of fiscal 2011. As of November 30, 2011, the Company has a balance of approximately $0.2 million accrued for employee-related costs. The Company expects minimal charges related to this plan in the remainder of fiscal 2012 as the realignment of capacity is finalized.
ICO Merger Plan
In conjunction with the acquisition of ICO, Inc. (“ICO”) in fiscal 2010, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed approximately $2.1 million in liabilities as a result of the merger related to these agreements, of which approximately $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.5 million primarily in pretax employee-related costs during fiscal 2011 of which approximately $0.3 million were recorded in the first quarter of fiscal 2011. The Company had no charges in the first quarter of fiscal 2012 and has no remaining accrual as of November 30, 2011 related to this plan as it is considered complete.
North America Masterbatch Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded approximately $0.5 million pretax restructuring expenses during fiscal 2011, of which approximately $0.1 million was recorded in the first quarter of fiscal 2011, primarily for employee-related costs associated with the closure. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. The Company had no charges in the first quarter of fiscal 2012 and has no remaining accrual as of November 30, 2011 related to this plan as it is considered complete.

Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2012 related to the Company’s restructuring plans:

	Accrual Balance	Fiscal 2012	Fiscal 2012	Accrual Balance
	August 31, 2011	Charges	Paid	November 30, 2011
	(In thousands)
Employee-related costs	$3,322	$2,930	$(533)	$5,719
Other costs	403	314	(302)	415
Translation effect	70	—	—	(107)

Restructuring charges	$3,795	$3,244	$(835)	$6,027

Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended November 30, 2011 and 2010 is as follows:

	Three months ended		Three months ended
	November 30, 2011		November 30, 2010
	(In thousands, except for %’s)
Statutory U.S. tax rate	$5,815	35.0%	$4,828	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,317)	(20.0)	(2,956)	(21.4)
U.S. and foreign losses with no tax benefit	659	4.0	1,967	14.2
U.S. restructuring and other U.S. unusual charges with no benefit	110	0.7	375	2.7
Italian tax law change	(747)	(4.5)	—	—
Establishment (resolution) of uncertain tax positions	31	0.2	11	0.1
Other	100	0.6	193	1.4

Total income tax expense (benefit)	$2,651	16.0%	$4,418	32.0%

The effective tax rates for the three months ended November 30, 2011 and 2010 are less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. As compared with the effective rate of 32.0% for the three months ended November 30, 2010, the current quarter’s effective rate is driven by a decrease in the U.S. and foreign losses with no tax benefit.
Goodwill
Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. As of the Company’s most recent annual goodwill impairment testing date, one of the Company’s reporting units from a recent acquisition had goodwill of approximately $19 million and the fair value of the reporting unit exceeded its carrying value by approximately 2%. Based on the projected performance of this reporting unit for the remainder of fiscal 2012, management concluded that no triggering event requiring impairment analysis has occurred. We will continue to monitor this and other reporting units for potential triggering events throughout the remainder of fiscal 2012.
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

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended November 30, 2011 and 2010. Restructuring related costs include items such as employee severance charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include the effect of an Italian tax law change which impacted the valuation allowance in the first quarter of fiscal 2012 and the realization of certain deferred tax assets in the first quarter of fiscal 2011 as a result of the fiscal 2010 ICO acquisition.

		Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
	As Reported	to Acquisitions	Related	up	(Charges)	Items
	(In thousands, except per share data)
Three months ended November 30, 2011
Net sales	$517,289	$—	$—	$—	$—	$517,289
Cost of sales	447,793	—	—	—	—	447,793
Selling, general and administrative expenses	47,415	(218)	—	—	—	47,197
Restructuring expense	3,244	—	(3,244)	—	—	—

Operating income	18,837	218	3,244	—	—	22,299
Interest expense, net	1,894	—	—	—	—	1,894
Foreign currency transaction (gains) losses	499	—	—	—	—	499
Other (income) expense, net	(170)	—	—	—	—	(170)

Income before taxes	16,614	218	3,244	—	—	20,076
Provision (benefit) for U.S. and foreign income taxes	2,651	28	964	—	747	4,390

Net income	13,963	190	2,280	—	(747)	15,686
Noncontrolling interests	(381)	—	—	—	—	(381)

Net income (loss) attributable to A. Schulman, Inc.	$13,582	$190	$2,280	$—	$(747)	$15,305

Diluted EPS	$0.46					$0.52

Weighted-average number of shares outstanding — diluted	29,514					29,514

		Costs Related	Restructuring	Inventory Step-	Tax Benefits	Before Certain
	As Reported	to Acquisitions	Related	up	(Charges)	Items
	(In thousands, except per share data)
Three months ended November 30, 2010
Net sales	$495,383	$—	$—	$—	$—	$495,383
Cost of sales	426,382	—	—	(121)	—	426,261
Selling, general and administrative expenses	52,905	(881)	—	—	—	52,024
Restructuring expense	551	—	(551)	—	—	—

Operating income	15,545	881	551	121	—	17,098
Interest expense, net	1,085	—	—	—	—	1,085
Foreign currency transaction (gains) losses	670	—	—	—	—	670
Other (income) expense, net	(4)	—	—	—	—	(4)

Income before taxes	13,794	881	551	121	—	15,347
Provision (benefit) for U.S. and foreign income taxes	4,418	—	113	43	65	4,639

Net income	9,376	881	438	78	(65)	10,708
Noncontrolling interests	(133)	—	—	—	—	(133)

Net income (loss) attributable to A. Schulman, Inc.	$9,243	$881	$438	$78	$(65)	$10,575

Diluted EPS	$0.29					$0.34

Weighted-average number of shares outstanding — diluted	31,530					31,530
Liquidity and Capital Resources
Net cash used in operations was approximately $21.3 million and $25.1 million for the three months ended November 30, 2011 and 2010, respectively. The Company’s cash and cash equivalents decreased approximately $50.1 million from August 31, 2011. This decrease was driven primarily by the repurchase of treasury shares totaling approximately $21.5 million, expenditures for capital projects of approximately $9.1 million, dividend payments of approximately $5.1 million and increases in working capital. These uses of cash and cash equivalents were partially offset by increased borrowings.

The Company’s approximate working capital days are summarized as follows:

	November 30, 2011	August 31, 2011	November 30, 2010
Days in receivables	54	54	56
Days in inventory	56	48	53
Days in payables	39	42	38
Total working capital days	71	60	71
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics.

	November 30, 2011	August 31, 2011	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$105,681	$155,753	$(50,072)	(32.1%)
Working capital, excluding cash	$297,540	$273,964	$23,576	8.6%
Long-term debt	$192,484	$184,598	$7,886	4.3%
Total debt	$202,009	$196,148	$5,861	3.0%
Net debt*	$96,328	$40,395	$55,933	138.5%
Total A. Schulman, Inc.’s Stockholders’ equity	$506,754	$548,504	$(41,750)	(7.6%)

*	Total debt less cash and cash equivalents
As of November 30, 2011, approximately 96% of the Company’s cash and cash equivalents were held by our foreign subsidiaries, compared to approximately 87% as of August 31, 2011. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested.
Working capital, excluding cash, was approximately $297.5 million as of November 30, 2011, an increase of approximately $23.6 million from August 31, 2011. The primary reason for the increase in working capital from August 31, 2011 was the decrease of approximately $45.9 million in accounts payable and an increase in inventory of approximately $7.7 million offset by a decrease of approximately $38.2 million in accounts receivable. The translation effect of foreign currencies, primarily the Euro, decreased accounts receivable by approximately $21.8 million and inventory by approximately $17.6 million. Excluding the impact of translation of foreign currencies, accounts receivable decreased approximately $16.4 million, or 4.7%, and inventory increased approximately $25.3 million, or 9.6%. The decrease in accounts receivable is primarily related to higher net sales in the two months prior to August 31, 2011 compared to the two months prior to November 30, 2011. The increase in inventory is a combination of increased raw material costs and increased tonnage in inventory. Accounts payable decreased approximately $32.8 million, excluding the impact of foreign currency, primarily as a result of the timing of payments in the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.
Capital expenditures for the three months ended November 30, 2011 were approximately $9.1 million compared with approximately $5.0 million last year. Capital expenditures for the first quarter of fiscal year 2012 primarily relate to additional manufacturing lines to address increasing regional demand.
In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement, dated January 7, 2011 and containing a maturing date of January 7, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders (the “Credit Agreement”) to replace the $260 million credit facility, which would have matured on February 28, 2011. The Credit Agreement provides for an aggregate revolving loan facility (the “Revolving Facility) not to exceed $300 million comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche can be drawn in either Euros or Australian dollars. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of November 30, 2011, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of November 30, 2011. The Revolving Facility matures on January 7, 2016. Outstanding borrowings under the new Credit Agreement are classified as long-term debt as of November 30, 2011, whereas outstanding borrowings under the prior credit facility were classified as short-term debt as of November 30, 2010.

Interest rates on the Revolving Facility are based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Revolving Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of November 30, 2011, the amount available under the Revolving Facility was reduced by outstanding letters of credit of approximately $1.9 million and borrowings of approximately $97.8 million which is included in long-term debt in the Company’s consolidated balance sheet.
On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:
•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $67.5 million as of November 30, 2011.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of November 30, 2011, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of November 30, 2011.
Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
The Company had approximately $57.0 million of uncollateralized short-term foreign lines of credit available to its subsidiaries as of November 30, 2011. There was approximately $6.1 million available under these lines of credit as of November 30, 2011. The Company had no uncollateralized short-term lines of credit from domestic banks as of November 30, 2011.
Below summarizes the Company’s available funds as of November 30, 2011 and August 31, 2011:

	November 30, 2011	August 31, 2011
	(In thousands)

Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	57,037	65,436

Total gross available funds from credit lines and notes	$357,037	$365,436

Credit Facility	$200,336	$213,121
Foreign uncollateralized short-term lines of credit	50,949	58,437

Total net available funds from credit lines and notes	$251,285	$271,558

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of approximately $103.9 million and approximately $92.0 million as of November 30, 2011 and August 31, 2011, respectively, and issued letters of credit of approximately $1.9 million as of November 30, 2011 and August 31, 2011.

The Company’s net debt, defined as debt minus cash, was in a net debt position of approximately $96.3 million and approximately $40.4 million as of November 30, 2011 and August 31, 2011, respectively. The change of approximately $55.9 million was a result of a decrease in cash and cash equivalents of approximately $50.1 million and an increase in total debt of approximately $5.9 million due to dividend payments, share repurchases, working capital needs and capital expenditures.
During the three months ended November 30, 2011, the Company declared and paid quarterly cash dividends of $0.17 per common share. The total amount of these dividends was approximately $5.1 million. Cash has been sufficient to fund the payment of these dividends.
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
As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of November 30, 2011. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2011.
On November 29, 2011, the Company entered into a new $30 million repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Brazilian real, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the three months ended November 30, 2011 decreased the accumulated other comprehensive income (loss) account by approximately $29.7 million which was primarily the result of an approximate 7.1% decrease in the value of the Euro since August 31, 2011 to a spot rate of 1.342 Euros to 1 U.S. dollar as of November 30, 2011.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
As of November 30, 2011, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011.
Operating lease information is provided in Note 12 to the consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011 as there has been no significant changes.
The Company’s outstanding commercial commitments as of November 30, 2011 are not material to the Company’s financial position, liquidity or results of operations.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2011.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company’s critical accounting policies are the same as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 15 to the consolidated financial statements in this Quarterly Report.
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
The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

Item 3 — Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the Securities and Exchange Commission on October 26, 2011. Exposures to market risks have not changed materially since August 31, 2011.
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
PART II — OTHER INFORMATION
Items 1, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
Item 1A — Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, the Company included a detailed discussion of its risk factors. There are no changes from the risk factors previously disclosed.
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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of November 30, 2011. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2011.
On November 29, 2011, the Company entered into a new $30 million repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints.
The Company’s purchases of its common stock under the 2011 Program during the quarter ended November 30, 2011 were as follows:

			Dollar value of shares	Maximum dollar value of
	Total number of shares	Average price paid	purchased as part of a	shares that may yet be
	repurchased	per share	publicly announced plan	purchased under the plan
Beginning shares available				$91,448,460
September 1-30, 2011	861,076	$17.65	$15,196,444	$76,252,016
October 1-31, 2011	357,353	$17.50	$6,252,016	$70,000,000
November 1-30, 2011	—	$—	$—	$70,000,000

Total	1,218,429	$17.60	$21,448,460	$70,000,000

Item 6 — Exhibits
(a) Exhibits

Exhibit Number	Exhibit
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

10.1
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 23, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
A. Schulman, Inc. (Registrant)

/s/ Joseph J. Levanduski

Joseph J. Levanduski , Vice President, Chief Financial
Officer, and Treasurer of A. Schulman, Inc. (Signing on
behalf of Registrant as a duly authorized officer of
Registrant and signing as the Principal Financial Officer
of Registrant)

Date: January 5, 2012