Form 10-Q
period 2012-02-29
SCHULMAN A INC
filed 2012-04-04
CIK 87565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Number of shares of common stock, $1.00 par value, outstanding as of March 28, 2012 – 29,517,956

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	Unaudited
	(In thousands, except per share data)
Net sales	$495,911	$508,343	$1,013,200	$1,003,726
Cost of sales	431,362	441,731	879,155	868,113
Selling, general and administrative expenses	49,416	49,430	96,831	102,335
Restructuring expense	1,597	3,385	4,841	3,936
Asset impairment	—	1,800	—	1,800
Curtailment (gain) loss	(209)	—	(209)	—

Operating income	13,745	11,997	32,582	27,542
Interest expense	2,453	1,642	4,579	2,927
Interest income	(125)	(191)	(357)	(391)
Foreign currency transaction (gains) losses	17	667	516	1,338
Other (income) expense, net	(883)	(433)	(1,053)	(437)

Income before taxes	12,283	10,312	28,897	24,105
Provision (benefit) for U.S. and foreign income taxes	2,993	3,033	5,644	7,450

Net income	9,290	7,279	23,253	16,655
Noncontrolling interests	(217)	(138)	(598)	(271)

Net income attributable to A. Schulman, Inc.	$9,073	$7,141	$22,655	$16,384

Weighted-average number of shares outstanding:
Basic	29,374	31,091	29,396	31,212
Diluted	29,651	31,181	29,588	31,245

Earnings per share of common stock attributable to A. Schulman, Inc.:
Basic	$0.31	$0.23	$0.77	$0.52
Diluted	$0.31	$0.23	$0.77	$0.52

Cash dividends per common share	$0.170	$0.155	$0.340	$0.310

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2012	August 31, 2011
	Unaudited
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,760	$155,753
Accounts receivable, less allowance for doubtful accounts of $9,384 at February 29, 2012 and $9,475 at August 31, 2011	319,913	347,036
Inventories, average cost or market, whichever is lower	290,293	264,747
Prepaid expenses and other current assets	32,237	34,376

Total current assets	738,203	801,912

Property, plant and equipment, at cost:
Land and improvements	29,845	30,826
Buildings and leasehold improvements	162,136	165,267
Machinery and equipment	380,329	382,828
Furniture and fixtures	40,527	41,860
Construction in progress	18,579	12,967

Gross property, plant and equipment	631,416	633,748
Accumulated depreciation and investment grants of $688 at February 29, 2012 and $815 at August 31, 2011	394,734	399,448

Net property, plant and equipment	236,682	234,300

Other assets:
Deferred charges and other noncurrent assets	37,217	35,947
Goodwill	131,933	91,753
Intangible assets	98,968	76,075

Total other assets	268,118	203,775

Total assets	$1,243,003	$1,239,987

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$254,707	$254,405
U.S. and foreign income taxes payable	5,553	11,072
Accrued payrolls, taxes and related benefits	36,940	44,560
Other accrued liabilities	48,634	50,608
Short-term debt	9,212	11,550

Total current liabilities	355,046	372,195
Long-term debt	230,155	184,598
Pension plans	80,402	84,673
Other long-term liabilities	23,604	24,161
Deferred income taxes	27,348	20,055

Total liabilities	716,555	685,682

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $1 par value, authorized—75,000 shares, issued—47,928 shares at February 29, 2012 and 47,816 shares at August 31, 2011	47,928	47,816
Other capital	256,858	254,184
Accumulated other comprehensive income (loss)	27,861	50,007
Retained earnings	553,957	541,256
Treasury stock, at cost, 18,411 shares at February 29, 2012 and 17,207 shares at August 31, 2011	(365,935)	(344,759)

Total A. Schulman, Inc.’s stockholders’ equity	520,669	548,504

Noncontrolling interests	5,779	5,801

Total equity	526,448	554,305

Total liabilities and equity	$1,243,003	$1,239,987

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	February 29, 2012	February 28, 2011
	Unaudited
	(In thousands)
Operating:
Net income	$23,253	$16,655
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	18,809	19,703
Deferred tax provision	(4,655)	(1,923)
Pension, postretirement benefits and other deferred compensation	2,984	3,597
Net (gains) losses on asset sales	—	262
Asset impairment	—	1,800
Curtailment (gains) losses	(209)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,398	(34,077)
Inventories	(35,107)	(39,331)
Accounts payable	5,301	25,958
Income taxes	(3,716)	3,130
Accrued payrolls and other accrued liabilities	(10,294)	(7,963)
Other assets and long-term liabilities	(1,050)	(4,333)

Net cash provided from (used in) operating activities	12,714	(16,522)

Investing:
Expenditures for property, plant and equipment	(19,170)	(11,060)
Proceeds from the sale of assets	1,072	1,139
Business acquisitions, net of cash acquired	(62,762)	(15,071)

Net cash provided from (used in) investing activities	(80,860)	(24,992)

Financing:
Cash dividends paid	(9,954)	(9,733)
Increase (decrease) in notes payable	(2,464)	(3,178)
Borrowings on revolving credit facilities	142,980	181,000
Repayments on revolving credit facilities	(92,783)	(141,500)
Repayments on long-term debt	(44)	(26)
Payment of debt issuance costs	—	(2,220)
Cash distributions to noncontrolling interests	(580)	(700)
Common stock issued (redeemed), net	345	(780)
Issuances (purchases) of treasury stock, net	(21,176)	(13,500)

Net cash provided from (used in) financing activities	16,324	9,363

Effect of exchange rate changes on cash	(8,171)	5,747

Net increase (decrease) in cash and cash equivalents	(59,993)	(26,404)

Cash and cash equivalents at beginning of period	155,753	122,754

Cash and cash equivalents at end of period	$95,760	$96,350

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The results of operations for the six months ended February 29, 2012 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2012.

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

Elian SAS

On January 31, 2012, the Company acquired all of the issued share capital of Elian SAS (“Elian”), a French portfolio company of British Vita plc, for approximately $66.5 million, which included the repayment of approximately $4.3 million in Elian debt. The Company paid approximately $64.4 million in the second quarter of fiscal 2012 with the remainder to be paid in the third quarter of fiscal 2012. The results of Elian’s operations have been included in the consolidated financial statements since the date of acquisition, January 31, 2012.

Elian provides specialty formulated color concentrates to over 1,000 customers in end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian will move the Company into France’s color masterbatch market and allow the Company to improve the product mix in the Europe, Middle East and Africa (“EMEA”) region by leveraging the full portfolio of masterbatch products with a wider customer base.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, other long-term assets, goodwill, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired and liabilities assumed:

(In thousands)
Cash and cash equivalents	$1,624
Accounts receivable	6,897
Inventories	3,427
Prepaid expenses and other current assets	434
Property, plant and equipment	5,111
Intangible assets	27,779
Other long-term assets	20

Total assets acquired	$45,292

Accounts payable	$4,907
Other accrued liabilities	2,940
Deferred income taxes	10,786
Pension plans	568
Other long-term liabilities	143

Total liabilities assumed	$19,344

Net identifiable assets acquired	$25,948
Goodwill	40,597

Net assets acquired	$66,545

The Company preliminarily recorded acquired intangible assets of approximately $27.8 million. These intangible assets include customer related intangibles of $18.3 million with estimated useful lives of 9 years, developed technology of approximately $8.6 million with estimated useful lives of 10 years, and trademarks and tradenames of approximately $0.9 million with estimated useful lives of 5 years. As noted earlier, the fair values and assigned useful lives of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition. Goodwill of approximately $40.6 million was included in the EMEA segment. None of the goodwill associated with this transaction will be deductible for income tax purposes.

The estimated fair value of accounts receivable acquired was approximately $6.9 million with the gross contractual amount being approximately $7.3 million.

Net sales, loss before taxes and net loss attributable to A. Schulman, Inc. from Elian included in the Company’s results since the January 31, 2012 acquisition are as follows:

January 31, 2012 to February 29, 2012
(In thousands)
Net sales	$3,651
Loss before taxes	$(224)
Net loss attributable to A. Schulman, Inc. common stockholders	$(154)

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The loss before taxes for Elian from January 31, 2012 to February 29, 2012 includes pretax depreciation and amortization costs of approximately $0.3 million due to the increased value of fixed assets and intangibles, and approximately $0.6 million of pretax purchase accounting inventory step-up adjustments.

The following pro forma information represents the consolidated results of the Company as if the acquisition of Elian occurred as of September 1, 2010:

	Six months ended
	February 29,	February 28,
	2012	2011
	(In thousands, except per share data)
Net sales	$1,028,972	$1,023,398
Net income attributable to A. Schulman, Inc.	$24,138	$16,961
Net income per share of common stock attributable to common stockholders—diluted	$0.82	$0.54

The pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Elian resulting from the valuation of assets acquired, increased interest expense due to additional borrowings to fund the acquisition of Elian partially offset by the repayment of Elian debt, and decreased interest income from lower cash levels which were also used to fund the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Elian. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed as of September 1, 2010, nor are they indicative of the future operating results of the consolidated company.

Fiscal 2011 Business Transactions

In fiscal 2011, the Company acquired a business in Brazil and entered into an agreement to become the majority equity holder of an Argentinean venture. The consolidated statements of operations include the results of these transactions from the dates of acquisition or formation. These transactions are summarized below:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
Mash Indústria e Comércio de Compostos Plásticos LTDA	November 3, 2010	$15.2	Americas
A Brazilian masterbatch additive producer and engineered plastics compounder whose products are used in end markets such as film and packaging, automotive and appliances

Surplast S.A.	June 30, 2011	$1.1	Americas
A 51% ownership interest in an Argentinean venture, further expanding the Company’s specialty powders presence in South America

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill by segment for the Company as of February 29, 2012 and August 31, 2011 is as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2011	$30,949	$60,804	$91,753
Acquisitions	40,597	—	40,597
Translation and other	(147)	(270)	(417)

Balance as of February 29, 2012	$71,399	$60,534	$131,933

The increase in goodwill from August 31, 2011 is due to the acquisition of Elian in the second quarter of fiscal 2012.

Goodwill impairment is tested at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the second quarter of fiscal 2012, the actual operating results of the EMEA Specialty Powders (“EMEA SP”) reporting unit declined below forecasted results due to overall economic conditions. The decline in actual operating results led the Company to conclude that a triggering event for review of potential goodwill impairment had occurred. Accordingly, the Company performed an interim goodwill impairment evaluation for the EMEA SP reporting unit.

The test to evaluate goodwill for impairment is a two step process. In the first step, the reporting unit’s fair value is compared to its carrying value. If such comparison indicates a potential impairment, the second step of the impairment evaluation requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit’s goodwill is less than its carrying value, that difference represents an impairment.

The fair value used in step one of the EMEA SP goodwill impairment analysis was estimated using a combination of the income and market approaches, which contain significant unobservable inputs, based on average earnings before interest, taxes, depreciation and amortization, and cash flow multiples.

The Company completed the step one EMEA SP goodwill impairment analysis in the second quarter of fiscal 2012 and concluded that there was no goodwill impairment because the fair value of the reporting unit exceeded its carrying value by approximately 8%. The EMEA SP reporting unit had approximately $18 million of goodwill as of February 29, 2012.

The Company is not aware of any other triggering events which would require a goodwill impairment test as of February 29, 2012. The Company will continue to monitor the EMEA SP and all other reporting units for potential triggering events throughout the remainder of fiscal 2012.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes intangible assets with determinable useful lives by major category as of February 29, 2012 and August 31, 2011:

	February 29, 2012			August 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$77,541	$(10,067)	$67,474	$59,948	$(7,428)	$52,520
Developed technology	22,222	(2,924)	19,298	13,522	(2,273)	11,249
Registered trademarks and tradenames	14,162	(1,966)	12,196	13,751	(1,445)	12,306

Total finite-lived intangible assets	$113,925	$(14,957)	$98,968	$87,221	$(11,146)	$76,075

Amortization expense of intangible assets was approximately $2.1 million and $4.0 million for the three and six months ended February 29, 2012 and approximately $1.8 million and $3.8 million for the three and six months ended February 28, 2011.

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

The following table presents information about the Company’s assets and liabilities recorded at fair value in the Company’s consolidated balance sheet as of February 29, 2012 and August 31, 2011:

	February 29, 2012				August 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash	$84,817	$84,817	$—	$—	$139,525	$139,525	$—	$—
Cash equivalents	10,943	10,943	—	—	16,228	16,228	—	—
Foreign exchange forward contracts	43	—	43	—	82	—	82	—

Total assets at fair value	$95,803	$95,760	$43	$—	$155,835	$155,753	$82	$—

Liabilities:
Foreign exchange forward contracts	$284	$—	$284	$—	$50	$—	$50	$—

Total liabilities at fair value	$284	$—	$284	$—	$50	$—	$50	$—

Cash and cash equivalents are recorded at cost, which approximates fair value.

The total contract value of foreign exchange forward contracts outstanding was approximately $21.7 million and $18.4 million as of February 29, 2012 and August 31, 2011, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the level of the activity during the period. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy multinational banks, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 29, 2012 and August 31, 2011.

The following information presents the supplemental fair value of the Company’s long-term fixed-rate debt issued in Euros as of February 29, 2012 and August 31, 2011:

	February 29, 2012		August 31, 2011
	($ in thousands)	(€ in thousands)	($ in thousands)	(€ in thousands)
Carrying value of long-term fixed-rate debt	$67,667	€50,336	$72,735	€50,336
Fair value of long-term fixed-rate debt	$73,521	€54,691	$76,093	€52,659

The Euro fair value of long-term fixed-rate debt increased in the second quarter of fiscal 2012 primarily due to a lower yield on currently issued debt as a result of the economic environment in Europe compared to the yield of the Company’s debt at issuance. The decrease in U.S. dollar fair value is primarily related to a decrease in the value of the Euro against the U.S. dollar. The carrying value of the Company’s variable-rate debt approximates fair value.

(5)	INCOME TAXES

As of February 29, 2012, the Company’s gross unrecognized tax benefits totaled approximately $5.1 million. If recognized, approximately $3.5 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 29, 2012, the Company had approximately $0.6 million of accrued interest and penalties on unrecognized tax benefits.

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

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 29, 2012 and February 28, 2011 is as follows:

	Three months ended February 29, 2012		Three months ended February 28, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$4,299	35.0%	$3,609	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(2,689)	(21.8)	(4,044)	(39.2)
U.S. and foreign losses with no tax benefit	1,097	8.9	2,338	22.7
U.S. restructuring and other U.S. unusual charges with no benefit	140	1.1	833	8.1
Establishment (resolution) of uncertain tax positions	(13)	(0.1)	(25)	(0.2)
Other	159	1.3	322	3.0

Total income tax expense (benefit)	$2,993	24.4%	$3,033	29.4%

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 29, 2012 and February 28, 2011 is as follows:

	Six months ended February 29, 2012		Six months ended February 28, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$10,114	35.0%	$8,437	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(6,006)	(20.8)	(7,030)	(29.2)
U.S. and foreign losses with no tax benefit	1,756	6.0	4,335	18.0
U.S. restructuring and other U.S. unusual charges with no benefit	250	0.9	1,208	5.0
Italian tax law change	(747)	(2.6)	—	—
Establishment (resolution) of uncertain tax positions	18	0.1	(13)	(0.1)
Other	259	0.9	513	2.2

Total income tax expense (benefit)	$5,644	19.5%	$7,450	30.9%

The effective tax rates for the three and six months ended February 29, 2012 and February 28, 2011 are less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. As compared with the effective rates of 29.4% and 30.9% for the three and six months ended February 28, 2011, respectively, the current year’s three and six month effective rates are driven by a decrease in the U.S. and foreign losses with no tax benefit.

(6)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits for the three and six months ended February 29, 2012 and February 28, 2011 are shown below:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Net periodic pension cost included the following components:
Service cost	$737	$860	$1,456	$1,705
Interest cost	1,314	1,182	2,629	2,343
Expected return on plan assets	(321)	(302)	(646)	(599)
Net actuarial loss and net amortization of prior service cost	116	420	230	832
Recognized gain due to plan curtailment	(209)	—	(209)	—
Special termination benefits	79	—	79	—

Net periodic benefit cost	$1,716	$2,160	$3,539	$4,281

Postretirement benefit cost included the following components:
Service cost	$7	$7	$14	$15
Interest cost	151	187	303	373
Net actuarial loss and net amortization of prior service cost (credit)	(140)	(86)	(280)	(172)

Net periodic benefit cost	$18	$108	$37	$216

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended February 29, 2012 is as follows:

	Common Stock	Other Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2011	$47,816	$254,184	$50,007	$541,256	$(344,759)	$5,801	$554,305
Comprehensive income (loss):
Net income				22,655		598
Foreign currency translation gain (loss)			(22,116)			(40)
Actuarial loss and amortization of prior service costs, net of tax of $12			(30)
Total comprehensive income (loss)							1,067
Cash dividends paid, $0.34 per share				(9,954)			(9,954)
Cash distributions to noncontrolling interests						(580)	(580)
Purchase of treasury stock					(21,474)		(21,474)
Issuance of treasury stock		4			298		302
Stock options exercised	40	679					719
Redemption of common stock to cover tax withholdings	(16)	(358)					(374)
Restricted stock issued, net of forfeitures	88	756					844
Amortization of restricted stock		1,593					1,593

Balance as of February 29, 2012	$47,928	$256,858	$27,861	$553,957	$(365,935)	$5,779	$526,448

(8)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended February 29, 2012 and February 28, 2011 is as follows:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Net income (loss)	$9,290	$7,279	$23,253	$16,655
Foreign currency translation gain (loss)	7,539	21,145	(22,156)	28,402
Unrecognized losses and prior sevice costs (credits), net	(6)	187	(30)	893

Total comprehensive income (loss)	16,823	28,611	1,067	45,950
Comprehensive (income) loss attributable to noncontrolling interests	(202)	(138)	(558)	(271)

Comprehensive income (loss) attributable to A. Schulman, Inc.	$16,621	$28,473	$509	$45,679

The fiscal 2012 second quarter foreign currency translation gain was primarily due to the increase in the value of the Euro against the U.S. dollar since the end of the first quarter. The foreign currency translation loss in the six months ended February 29, 2012 was a result of the decrease in the value of the Euro against the U.S. dollar since the end of fiscal 2011. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) adjustments related to pension plans are recorded net of tax using the applicable effective tax rate.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)	INCENTIVE STOCK PLANS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. As of February 29, 2012, there were 1,107 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan.

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

A summary of stock option activity for the six months ended February 29, 2012 is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2011	138,141	$18.34
Granted	—	$—
Exercised	(40,019)	$17.98
Forfeited and expired	—	$—

Outstanding at February 29, 2012	98,122	$18.49

Exercisable at February 29, 2012	98,122	$18.49

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of February 29, 2012 was approximately $0.7 million with a remaining term for options outstanding and exercisable of approximately 2.0 years. The total intrinsic value of stock options exercised as of February 29, 2012 was approximately $0.3 million. For stock options outstanding as of February 29, 2012, exercise prices range from $13.99 to $19.85. All outstanding and exercisable stock options are fully vested as of February 29, 2012. The Company did not grant stock options during the six months ended February 29, 2012 and February 28, 2011.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock awards under the 2006 Incentive Plan can vest over various periods, and restricted stock awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based restricted stock awards and performance-based awards for the six months ended February 29, 2012:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Restricted Stock	Performance- Based	Restricted Stock	Performance- Based
Outstanding at August 31, 2011	117,891	800,193	$20.98	$14.44
Granted	64,458	483,204	$22.64	$17.71
Vested	(55,949)	—	$20.39	$—
Forfeited	(3,775)	(255,591)	$21.76	$10.74

Outstanding at February 29, 2012	122,625	1,027,806	$21.69	$16.63

Restrictions on the restricted stock lapse at the end of a three-year period, and the restricted stock was valued at the fair market value on the date of grant. Restricted stock earns dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock award.

Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of February 29, 2012 are 513,914 performance shares, which earn dividends throughout the vesting period and 513,892 performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards. Performance shares granted during fiscal 2009, which would have vested during the six months ended February 29, 2012, did not meet the performance vesting conditions and were forfeited.

The performance-based awards in the table above include 568,881 shares which are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation model. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 458,925 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.

The fair value of the performance shares granted during the six months ended February 29, 2012 were estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted-Average Assumptions
Dividend yield	3.00%
Expected volatility	43.00%
Risk-free interest rate	0.42%
Correlation	61.00%

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of February 29, 2012 was approximately $9.6 million. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of February 29, 2012, the Company had 20,000 stock-settled restricted stock units outstanding. There are no service requirements for vesting for this grant. These restricted stock units will be settled in shares of the Company’s common stock, on a one-to-one basis, no later than 60 days after the third anniversary of the award grant date. These awards earn dividends during the restriction period; however, they do not have voting rights until released from restriction. There were no grants of these stock-settled restricted stock units during the six months ended February 29, 2012 or February 28, 2011.

The Company had approximately $1.6 million and $3.6 million of cash-based awards, which are treated as liability awards, outstanding as of February 29, 2012 and August 31, 2011, respectively. These awards were granted to foreign employees. Such awards include approximately $0.1 million which have service vesting periods of three years following the date of grant and the remaining $1.5 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout. There were no grants of these cash-based awards during the six months ended February 29, 2012 or February 28, 2011.

In fiscal 2010, the Company’s board of directors and stockholders approved adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during the six months ended February 29, 2012 and February 28, 2011. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

In January 2012, the Company granted non-employee directors 37,300 shares of unrestricted common stock. The Company recorded compensation expense for this grant of approximately $0.8 million for the three and six months ended February 29, 2012.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation for the three and six months ended February 29, 2012 and February 28, 2011, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Restricted stock awards and performance-based awards	$1,815	$1,532	$2,456	$2,435
Cash-settled restricted stock units	—	290	—	665
Cash-based awards	(158)	60	107	148

Total stock-based compensation	$1,657	$1,882	$2,563	$3,248

(10)	EARNINGS PER SHARE

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts for the three and six months ended February 29, 2012 and February 28, 2011:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Weighted-average shares outstanding:
Basic	29,374	31,091	29,396	31,212
Incremental shares from equity awards	277	90	192	33

Diluted	29,651	31,181	29,588	31,245

(11)	SEGMENT INFORMATION

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following regions, which are also the Company’s reportable segments: EMEA, the Americas, and Asia Pacific (“APAC”). Each reportable segment has a General Manager/Chief Operating Officer who reports to the CODM.

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

The following table summarizes net sales to unaffiliated customers by segment for the three and six months ended February 29, 2012 and February 28, 2011:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
EMEA	$332,561	$356,533	$685,452	$703,215
Americas	129,646	118,550	257,626	233,671
APAC	33,704	33,260	70,122	66,840

Total net sales to unaffiliated customers	$495,911	$508,343	$1,013,200	$1,003,726

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below the Company presents gross profit by segment for the three and six months ended February 29, 2012 and February 28, 2011:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
EMEA	$40,076	$47,487	$84,314	$95,572
Americas	19,644	15,911	39,523	32,386
APAC	5,426	3,376	10,805	7,938

Total segment gross profit	65,146	66,774	134,642	135,896

Inventory step-up	(597)	(162)	(597)	(283)

Total gross profit	$64,549	$66,612	$134,045	$135,613

Below is a reconciliation of segment operating income to operating income and income before taxes for the three and six months ended February 29, 2012 and February 28, 2011:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
EMEA	$15,305	$21,722	$34,540	$41,124
Americas	5,343	3,340	11,454	7,199
APAC	2,530	384	5,063	2,192

Total segment operating income	23,178	25,446	51,057	50,515
Corporate and other	(6,792)	(7,788)	(12,372)	(15,759)
Costs related to acquisitions	(656)	(314)	(874)	(1,195)
Restructuring related	(1,597)	(3,385)	(4,841)	(3,936)
Asset write-downs	—	(1,800)	—	(1,800)
Curtailment (gain) loss	209	—	209	—
Inventory step-up	(597)	(162)	(597)	(283)

Operating income	13,745	11,997	32,582	27,542
Interest expense, net	(2,328)	(1,451)	(4,222)	(2,536)
Foreign currency transaction gains (losses)	(17)	(667)	(516)	(1,338)
Other income (expense), net	883	433	1,053	437

Income before taxes	$12,283	$10,312	$28,897	$24,105

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the three and six months ended February 29, 2012 and February 28, 2011 are as follows:

	Three months ended
	February 29, 2012		February 28, 2011
	(In thousands)
Masterbatch	$200,694	40%	$204,078	40%
Engineered plastics	127,950	26	123,015	24
Specialty powders	80,010	16	86,286	17
Distribution services	87,257	18	94,964	19

	$495,911	100%	$508,343	100%

	Six months ended
	February 29, 2012		February 28, 2011
	(In thousands)
Masterbatch	$410,985	41%	$404,377	40%
Engineered plastics	268,245	26	247,053	25
Specialty powders	164,577	16	176,362	18
Distribution services	169,393	17	175,934	17

	$1,013,200	100%	$1,003,726	100%

(12)	RESTRUCTURING

EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company will reduce headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded approximately $1.2 million and $3.9 million of pretax employee-related restructuring costs during the three and six months ended February 29, 2012, respectively, and the Company anticipates recognizing approximately $1.0 million to $2.0 million of additional pretax employee-related cash charges during the remainder of fiscal 2012 as it completes the plan.

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to the Akron and Bellevue, Ohio facilities in order to optimize the use of existing capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and the Company reduced headcount by approximately 60. The Company recorded approximately $0.3 million and $0.5 million of pretax employee-related restructuring expense associated with this plan during the three and six months ended February 29, 2012, respectively. As of February 29, 2012, the Company has a balance of approximately $1.0 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of approximately $1.0 million to $3.0 million during the remainder of fiscal 2012 as it completes the plan.

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

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded pretax restructuring expense of approximately $0.3 million and $0.6 million during the three and six months ended February 29, 2012, respectively, primarily related to other restructuring costs as part of the Italy plan. For the three and six months ended February 28, 2011, the Company recorded pretax restructuring expense of approximately $3.1 million primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of February 29, 2012, the Company has a balance of approximately $2.2 million accrued for employee-related costs related to the Italy plan. In regards to the Italy plan, the Company anticipates additional pretax charges of approximately $4.0 million to $6.0 million in the remainder of fiscal 2012, of which approximately 50% are expected to be non-cash charges. As of February 29, 2012, the Company has a balance of approximately $0.3 million accrued for the Australia plan related to a future settlement of a contractual obligation and expects no additional charges related to this plan in the remainder of fiscal 2012.

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) facility. The plans include moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. Approximately half of the reductions occurred in the second quarter of fiscal 2011 and the remaining headcount reductions occurred in the second quarter of fiscal 2012. The Company recorded minimal charges during the three and six months ended February 29, 2012 and February 28, 2011. The Company expects no further charges and has no remaining accrual as of February 29, 2012 related to this plan as it is considered complete.

ICO Merger Plan

In conjunction with the acquisition of ICO, Inc. (“ICO”) in fiscal 2010, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed approximately $2.1 million in liabilities as a result of the merger related to these agreements, of which approximately $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.1 million and $0.4 million primarily in pretax employee-related costs during the three and six months ended February 28, 2011, respectively, related to the integration of the ICO merger. The Company had no charges in the first six months of fiscal 2012 and has no remaining accrual as of February 29, 2012 related to this plan as it is considered complete.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded pretax restructuring expenses of approximately $0.3 million and $0.4 million during the three and six months ended February 28, 2011, respectively, primarily for employee-related costs associated with the closure. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. The Company had no charges in the first six months of fiscal 2012 and has no remaining accrual as of February 29, 2012 related to this plan as it is considered complete.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2012 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2011	Fiscal 2012 Charges	Fiscal 2012 Paid	Accrual Balance February 29, 2012
	(In thousands)
Employee-related costs	$3,322	$4,164	$(2,844)	4,642
Other costs	403	677	(389)	691
Translation effect	70	—	—	(45)

Restructuring charges	$3,795	$4,841	$(3,233)	$5,288

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
EMEA	$1,285	$2,044	$4,346	$2,322
Americas	312	189	495	462
APAC	—	1,152	—	1,152

Total	$1,597	$3,385	$4,841	$3,936

(13)	CONTINGENCIES AND CLAIMS

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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share. The Company did not repurchase any shares of its common stock during the second quarter of fiscal 2012. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of February 29, 2012.

A. SCHULMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 29, 2011, the Company entered into a new $30 million repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints.

(15)	ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods.

In September 2011, the FASB issued new accounting guidance related to the testing of goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment quantitatively, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit was less than its carrying amount, the second step of the test was required to be performed to measure the amount of the impairment loss, if any. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

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

The Company has approximately 3,100 employees and 36 manufacturing facilities worldwide. Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The Company also offers tolling services to customers.

Throughout this Management’s Discussion and Analysis, the Company provides operating results exclusive of certain items such as costs related to acquisitions, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results. Aside from the material impact of these items, these measures are utilized by management to understand business trends.

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

•	Volume Improvement. We remain focused on organic and geographic growth including acquisitions to deliver steady volume improvement.

Fiscal Year 2012 Significant Events

In addition to the items discussed above, the following items represent significant events during fiscal year 2012:

1.	Increase in dividend. On October 14, 2011, the Company increased its regular quarterly cash dividend by approximately 10% to $0.17 per common share from the prior quarter’s dividend of $0.155 per common share. On March 30, 2012, the Company increased its regular quarterly cash dividend payable in May 2012 to $0.19 per common share, which represented a total increase of approximately 23% compared to fiscal 2011. This reflects our confidence in strong cash generation and long-term growth prospects, along with a continued commitment to our shareholders.

2.	Share Repurchases. The Company repurchased approximately 1.2 million shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of $17.60 per share for a total cost of approximately $21.4 million.

3.	India Plant. The Company continues with the construction of its plant in India with expected completion by the end of calendar year 2012.

4.	Worldwide Production Expansion. To address increasing regional demand, the Company strategically added new engineered plastics manufacturing lines in China and Mexico, a new masterbatch line in Brazil and a new specialty powders line in Mexico. In fiscal 2012, the Company plans to invest approximately $7 million in its Akron, Ohio plant to add engineered plastics compounding capabilities to the facility as part of the optimization of capacity in the United States, of which approximately $4 million was invested in the first six months of fiscal 2012.

5.	EMEA and Americas Restructuring. In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. Additionally, the Americas Nashville, Tennessee facility ceased production at the end of February 2012 and is transferring production to the Akron and Bellevue, Ohio plants to optimize the use of existing capacity and capitalize on growth opportunities.

6.	Business Acquisition. On January 31, 2012, the Company acquired Elian SAS, a French portfolio company of British Vita plc, for approximately $66.5 million. Elian provides specialty formulated color concentrates to end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding customer specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian will move the Company into France’s color masterbatch market and allow the Company to improve the product mix in the EMEA region by leveraging the full portfolio of masterbatch products with a wider customer base.

Results of Operations

Segment Information

EMEA

	Three months ended				Six months ended
	February 29, 2012	February 28, 2011	Increase (decrease)		February 29, 2012	February 28, 2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$332,561	$356,533	$(23,972)	(6.7%)	$685,452	$703,215	$(17,763)	(2.5%)
Segment gross profit	$40,076	$47,487	$(7,411)	(15.6%)	$84,314	$95,572	$(11,258)	(11.8%)
Segment operating income	$15,305	$21,722	$(6,417)	(29.5%)	$34,540	$41,124	$(6,584)	(16.0%)
Pounds sold	286,795	314,359	(27,564)	(8.8%)	573,092	630,840	(57,748)	(9.2%)
Price per pound	$1.160	$1.134	$0.026	2.3%	$1.196	$1.115	$0.081	7.3%
Gross profit per pound	$0.140	$0.151	$(0.011)	(7.3%)	$0.147	$0.151	$(0.004)	(2.6%)
Gross profit percentage	12.1%	13.3%			12.3%	13.6%

Three months ended February 29, 2012

EMEA net sales for the three months ended February 29, 2012 were approximately $332.6 million, a decrease of approximately $24.0 million, or 6.7%, compared with the prior-year period. Foreign currency translation negatively impacted net sales by approximately $10.5 million. The decrease in net sales was significantly impacted by a decline in volume in all product families due to the economic environment in Europe, with the exception of the distribution services product family which slightly increased. This decline in volume was partially offset by an increase of approximately 2.3% in price per pound.

EMEA gross profit was approximately $40.1 million for the three months ended February 29, 2012, a decrease from approximately $47.5 million for the same three-month period last year. The decrease in gross profit was primarily related to decreased volumes and a decrease in gross profit per pound of approximately 7.3%. Foreign currency translation negatively impacted EMEA gross profit by approximately $1.2 million.

EMEA operating income for the three months ended February 29, 2012 was approximately $15.3 million, a decrease of approximately $6.4 million compared with the same period last year. The decrease in operating income was primarily due to the decrease in gross profit offset by improvement in selling, general and administrative expense cost control. Foreign currency translation negatively impacted operating income by approximately $0.5 million.

Six months ended February 29, 2012

EMEA net sales for the six months ended February 29, 2012 were approximately $685.5 million, a decrease of approximately $17.8 million, or 2.5%, compared with the prior-year period. Foreign currency translation negatively impacted net sales by approximately $7.1 million. The decrease in net sales was also attributable to the decline in volume across all product families as a result of the economic environment in Europe offset by an increase of approximately 7.3% in price per pound.

EMEA gross profit was approximately $84.3 million for the six months ended February 29, 2012, a decrease from approximately $95.6 million for the same six-month period last year. The decrease in gross profit was primarily related to decreased volumes and a decrease in gross profit per pound. Foreign currency translation adversely impacted EMEA gross profit by approximately $0.7 million.

EMEA operating income for the six months ended February 29, 2012 was approximately $34.5 million, a decrease of approximately $6.6 million compared with the same period last year. The decrease in operating income was primarily due to the decrease in gross profit partially offset by a decrease of $4.7 million in selling, general and administrative expenses compared with the prior year. Selling, general and administrative expenses were favorably impacted by continued actions to reduce various employee-related expenses and control costs. Foreign currency translation adversely impacted EMEA gross profit by approximately $0.3 million.

Americas

	Three months ended				Six months ended
	February 29, 2012	February 28, 2011	Increase (decrease)		February 29, 2012	February 28, 2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$129,646	$118,550	$11,096	9.4%	$257,626	$233,671	$23,955	10.3%
Segment gross profit	$19,644	$15,911	$3,733	23.5%	$39,523	$32,386	$7,137	22.0%
Segment operating income	$5,343	$3,340	$2,003	60.0%	$11,454	$7,199	$4,255	59.1%
Pounds sold	143,209	150,550	(7,341)	(4.9%)	283,710	304,130	(20,420)	(6.7%)
Price per pound	$0.905	$0.787	$0.118	15.0%	$0.908	$0.768	$0.140	18.2%
Gross profit per pound	$0.137	$0.106	$0.031	29.2%	$0.139	$0.106	$0.033	31.1%
Gross profit percentage	15.2%	13.4%			15.3%	13.9%

Three months ended February 29, 2012

Net sales for the Americas for the three months ended February 29, 2012 were approximately $129.6 million, an increase of approximately $11.1 million or 9.4% compared with the prior-year period. The increase in net sales was a result of approximately $4.1 million of incremental fiscal 2012 net sales from fiscal 2011 acquisitions and the approximate 15.0% increase in price per pound, which was primarily attributable to the specialty powders and masterbatch product families. The decrease in volume of approximately 7.3 million pounds was primarily related to the masterbatch product family partially offset by increased volume in the engineered plastics product family. Foreign currency translation negatively impacted net sales by approximately $2.3 million.

Gross profit for the Americas was approximately $19.6 million for the three months ended February 29, 2012, an increase of approximately $3.7 million from the comparable period last year. The increases in gross profit and gross profit per pound of approximately 23.5% and 29.2%, respectively, were primarily in the specialty powders and engineered plastics product families. The Company was able to improve margins in light of rising raw material costs by improving product mix and implementing operational efficiencies. The fiscal 2011 acquisitions contributed approximately $0.6 million of incremental fiscal 2012 gross profit. Foreign currency translation negatively impacted gross profit by approximately $0.5 million.

Operating income for the Americas for the three months ended February 29, 2012 was approximately $5.3 million compared with approximately $3.3 million last year. Operating income increased primarily due to improved gross profit per pound partially offset by an increase in selling, general and administrative expenses. Foreign currency translation negatively impacted operating income by approximately $0.4 million.

Six months ended February 29, 2012

Net sales for the Americas for the six months ended February 29, 2012 were approximately $257.6 million, an increase of approximately $24.0 million or 10.3% compared with the prior-year period. The increase in net sales was a result of approximately $12.3 million of incremental fiscal 2012 net sales from fiscal 2011 acquisitions and the approximate 18.2% increase in price per pound, which was spread across all product families. The decrease in volume of approximately 20.4 million pounds was primarily related to the masterbatch product family. Foreign currency translation negatively impacted net sales by approximately $4.7 million.

Gross profit for the Americas was approximately $39.5 million for the six months ended February 29, 2012, an increase of approximately $7.1 million from the comparable period last year. The increases in gross profit and gross profit per pound of approximately 22.0% and 31.1%, respectively, were primarily in the specialty powders and engineered plastics product families. The Company was able to improve margins in light of rising raw material costs by improving product mix and implementing operational efficiencies. The fiscal 2011 acquisitions contributed approximately $1.9 million of incremental fiscal 2012 gross profit. Foreign currency translation negatively impacted gross profit by approximately $1.1 million.

Operating income for the Americas for the six months ended February 29, 2012 was approximately $11.5 million compared with approximately $7.2 million last year. Operating income increased primarily due to improved gross profit per pound partially offset by an increase in selling, general and administrative expenses. Foreign currency translation negatively impacted operating income by approximately $0.9 million.

APAC

	Three months ended				Six months ended
	February 29, 2012	February 28, 2011	Increase (decrease)		February 29, 2012	February 28, 2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$33,704	$33,260	$444	1.3%	$70,122	$66,840	$3,282	4.9%
Segment gross profit	$5,426	$3,376	$2,050	60.7%	$10,805	$7,938	$2,867	36.1%
Segment operating income	$2,530	$384	$2,146	558.9%	$5,063	$2,192	$2,871	131.0%
Pounds sold	28,712	32,353	(3,641)	(11.3%)	58,196	66,250	(8,054)	(12.2%)
Price per pound	$1.174	$1.028	$0.146	14.2%	$1.205	$1.009	$0.196	19.4%
Gross profit per pound	$0.189	$0.104	$0.085	81.7%	$0.186	$0.120	$0.066	55.0%
Gross profit percentage	16.1%	10.2%			15.4%	11.9%

Three months ended February 29, 2012

Net sales for APAC for the three months ended February 29, 2012 were approximately $33.7 million, an increase of approximately $0.4 million compared with the same prior-year period. Foreign currency translation favorably impacted net sales by approximately $1.1 million. The favorable increase of approximately 14.2% in selling price per pound was partially offset by a decrease in volume of approximately 11.3%. The decrease in volume was primarily related to the masterbatch product family partially offset by increased volume in the engineered plastics product family.

Gross profit for APAC for the three months ended February 29, 2012 was approximately $5.4 million, an increase of approximately $2.1 million compared with last year. The increase in gross profit and gross profit per pound were primarily due to reduced costs resulting from previous restructuring initiatives that have improved the cost structure and a focus on products with higher technical requirements. Foreign currency translation had a favorable impact on gross profit of $0.2 million.

APAC operating income for the three months ended February 29, 2012 was approximately $2.5 million compared with approximately $0.4 million last year. The increase in profitability was principally due to the increase in gross profit and a slight decrease in selling, general and administrative expenses. Foreign currency translation did not have a significant impact on operating income for the three months ended February 29, 2012.

Six months ended February 29, 2012

Net sales for APAC for the six months ended February 29, 2012 were approximately $70.1 million, an increase of approximately $3.3 million compared with the same prior-year period. Net sales increased as a result of an increase of approximately 19.4% in selling price per pound partially offset by a decrease in volume of approximately 12.2%. Foreign currency translation favorably impacted net sales by approximately $1.8 million. The increase in net sales is primarily related to the masterbatch and engineered plastics product families partially offset by decreased net sales in the specialty powders product family. The reduction in volume primarily attributable to the specialty powders product family is partially a result of a decline in APAC export net sales due to the general economic climate in Europe.

Gross profit for APAC for the six months ended February 29, 2012 was approximately $10.8 million, an increase of approximately $2.9 million compared with last year. The increase in gross profit and gross profit per pound were primarily due to reduced costs resulting from previous restructuring initiatives that have improved the cost structure and a focus on products with higher technical requirements. Foreign currency translation had a favorable impact on gross profit of approximately $0.3 million.

APAC operating income for the six months ended February 29, 2012 was approximately $5.1 million compared with approximately $2.2 million last year. The increase in profitability was principally due to the increase in gross profit. Foreign currency translation favorably impacted operating income by approximately $0.2 million.

Consolidated Results of Operations

	Three months ended				Six months ended
	February 29, 2012	February 28, 2011	Increase (decrease)		February 29, 2012	February 28, 2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$495,911	$508,343	$(12,432)	(2.4%)	$1,013,200	$1,003,726	$9,474	0.9%
Total segment gross profit	$65,146	$66,774	$(1,628)	(2.4%)	$134,642	$135,896	$(1,254)	(0.9%)
Total segment operating income	$23,178	$25,446	$(2,268)	(8.9%)	$51,057	$50,515	$542	1.1%
Pounds sold	458,716	497,262	(38,546)	(7.8%)	914,998	1,001,220	(86,222)	(8.6%)
Price per pound	$1.081	$1.022	$0.059	5.8%	$1.107	$1.003	$0.104	10.4%
Total segment gross profit per pound	$0.142	$0.134	$0.008	6.0%	$0.147	$0.136	$0.011	8.1%
Total segment gross profit percentage	13.1%	13.1%			13.3%	13.5%

Three months ended February 29, 2012

The decrease of approximately $12.4 million in consolidated net sales for the three months ended February 29, 2012 compared with the prior-year period was primarily a result of the approximate $11.7 million negative impact of foreign currency translation. A decrease in volume of approximately 7.8% was partially offset by increased average selling price per pound of approximately 5.8%.

Total segment gross profit, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the three months ended February 29, 2012 was approximately $65.1 million, compared with approximately $66.8 million last year. Foreign currency translation adversely impacted gross profit by approximately $1.5 million.

The Company’s selling, general and administrative expenses, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, decreased approximately $0.4 million for the three months ended February 29, 2012 compared with the same period in the prior year. Foreign currency translation favorably impacted selling, general and administrative expense by approximately $0.8 million. This was partially offset by an increase in incentive compensation expense of approximately $0.7 million.

Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the three months ended February 29, 2012 was approximately $23.2 million, a decrease of approximately $2.3 million compared with last year. Foreign currency translation had a negative impact on operating income of approximately $0.7 million.

Six months ended February 29, 2012

The increase of approximately $9.5 million in consolidated net sales for the six months ended February 29, 2012 compared with the prior-year period was primarily a result of increased average selling price per pound of approximately 10.4% partially offset by a decrease in volume of approximately 8.6%. Foreign currency translation adversely impacted consolidated net sales by approximately $10.0 million.

Total segment gross profit, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the six months ended February 29, 2012 was approximately $134.6 million, compared with approximately $135.9 million last year. Foreign currency translation negatively impacted gross profit by approximately $1.5 million.

The Company’s selling, general and administrative expenses, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, decreased approximately $5.2 million for the six months ended

February 29, 2012 compared with the same period in the prior year. The decrease is primarily attributable to the Company realizing selling, general and administrative expense synergies in connection with the continued integration of acquisitions and efforts to control costs. Foreign currency translation favorably impacted selling, general and administrative expense by approximately $0.5 million.

Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures below, for the six months ended February 29, 2012 was approximately $51.1 million, an increase of approximately $0.5 million compared with last year. Foreign currency translation had a negative impact on operating income of approximately $1.0 million.

The Company recorded asset impairment charges of $1.8 million for the three and six months ended February 28, 2011. For further discussion of asset impairments, refer to Note 16 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Interest expense, net of interest income, increased approximately $0.9 million and $1.7 million for the three and six months ended February 29, 2012, respectively, as compared with the same periods in the prior year due primarily to increases in average outstanding principal balances as a result of the January 31, 2012 acquisition of Elian and higher average interest rates.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced minimal foreign currency transaction losses for the three months ended February 29, 2012 and approximately $0.5 million for the six months ended February 29, 2012, compared with foreign currency transaction losses of $0.7 million and $1.3 million during the three and six months ended February 28, 2011. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets and liabilities resulting primarily from trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the three and six months ended February 29, 2012 was approximately $0.9 million and $1.1 million, respectively, compared with other income of approximately $0.4 million for both the three and six months ended February 28, 2011.

Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. The Company’s partnership with Mitsubishi Chemical MKV Company was dissolved by a vote of the partners effective December 31, 2011.

Net income attributable to the Company’s stockholders was approximately $9.1 million and $7.1 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Net income attributable to the Company’s stockholders was approximately $22.7 million and $16.4 million for the six months ended February 29, 2012 and February 28, 2011, respectively. Foreign currency translation had a negative impact of approximately $0.5 million and $0.6 million on net income for the three and six months ended February 29, 2012.

Product Markets

The largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, construction, medical, consumer products, electrical/electronics, office equipment and agriculture. The approximate percentage of consolidated net sales by market for the three and six months ended February 29, 2012 as compared with February 28, 2011 is as follows:

	Three months ended February 29, 2012			Three months ended February 28, 2011
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	32%	11%	57%	32%	10%	58%
Americas	18%	16%	66%	21%	18%	61%
APAC	53%	1%	46%	46%	0%	54%
Worldwide	30%	11%	59%	30%	11%	59%

	Six months ended February 29, 2012			Six months ended February 28, 2011
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	31%	11%	58%	32%	9%	59%
Americas	19%	17%	64%	20%	19%	61%
APAC	50%	0%	50%	45%	0%	55%
Worldwide	29%	12%	59%	30%	11%	59%

Product Families

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the three and six months ended February 29, 2012 and February 28, 2011 are as follows:

	Three months ended
	February 29, 2012		February 28, 2011
	(In thousands)
Masterbatch	$200,694	40%	$204,078	40%
Engineered plastics	127,950	26	123,015	24
Specialty powders	80,010	16	86,286	17
Distribution services	87,257	18	94,964	19

	$495,911	100%	$508,343	100%

	Six months ended
	February 29, 2012		February 28, 2011
	(In thousands)
Masterbatch	$410,985	41%	$404,377	40%
Engineered plastics	268,245	26	247,053	25
Specialty powders	164,577	16	176,362	18
Distribution services	169,393	17	175,934	17

	$1,013,200	100%	$1,003,726	100%

Capacity

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three and six months ended February 29, 2012 and February 28, 2011 are as follows:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
EMEA	74%	73%	78%	77%
Americas	67%	62%	65%	63%
APAC	76%	90%	81%	89%
Worldwide	71%	70%	72%	72%

Americas capacity utilization increased to meet short-term customer needs as a result of the shut-down of the Nashville, Tennessee facility and the related movement of production to the Akron and Bellevue, Ohio plants. The Company’s APAC segment experienced lower capacity utilization as a result of a decline in specialty powders demand during the second quarter of fiscal 2012 combined with additional manufacturing capacity that was recently added to meet demand for other product families in the APAC region.

Restructuring

EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company will reduce headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded approximately $1.2 million and $3.9 million of pretax employee-related restructuring costs during the three and six months ended February 29, 2012, respectively, and the Company anticipates recognizing approximately $1.0 million to $2.0 million of additional pretax employee-related cash charges during the remainder of fiscal 2012 as it completes the plan.

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to the Akron and Bellevue, Ohio facilities in order to optimize the use of existing capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and the Company reduced headcount by approximately 60. The Company recorded approximately $0.3 million and $0.5 million of pretax employee-related restructuring expense associated with this plan during the three and six months ended February 29, 2012, respectively. As of February 29, 2012, the Company has a balance of approximately $1.0 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of approximately $1.0 million to $3.0 million during the remainder of fiscal 2012 as it completes the plan.

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

The Company recorded pretax restructuring expense of approximately $0.3 million and $0.6 million during the three and six months ended February 29, 2012, respectively, primarily related to other restructuring costs as part of the Italy plan. For the three and six months ended February 28, 2011, the Company recorded pretax restructuring expense of approximately $3.1 million primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of February 29, 2012, the Company has a balance of approximately $2.2 million accrued for employee-related costs related to the Italy plan. In regards to the Italy plan, the Company anticipates additional pretax charges of approximately $4.0 million to $6.0 million in the remainder of fiscal 2012, of which approximately 50% are expected to be non-cash charges. As of February 29, 2012, the Company has a balance of approximately $0.3 million accrued for the Australia plan related to a future settlement of a contractual obligation and expects no additional charges related to this plan in the remainder of fiscal 2012.

ASI United Kingdom Plan

On August 31, 2010, management announced restructuring plans for its operations at its Crumlin, South Wales (U.K.) facility. The plans include moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines will be shut down. As a result, the Company will reduce headcount at this location by approximately 30. Approximately half of the reductions occurred in the second quarter of fiscal 2011 and the remaining headcount reductions occurred in the second quarter of fiscal 2012. The Company recorded minimal charges during the three and six months ended February 29, 2012 and February 28, 2011. The Company expects no further charges and has no remaining accrual as of February 29, 2012 related to this plan as it is considered complete.

ICO Merger Plan

In conjunction with the acquisition of ICO, Inc. (“ICO”) in fiscal 2010, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed approximately $2.1 million in liabilities as a result of the merger related to these agreements, of which approximately $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.1 million and $0.4 million primarily in pretax employee-related costs during the three and six months ended February 28, 2011, respectively, related to the integration of the ICO merger. The Company had no charges in the first six months of fiscal 2012 and has no remaining accrual as of February 29, 2012 related to this plan as it is considered complete.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded pretax restructuring expenses of approximately $0.3 million and $0.4 million during the three and six months ended February 28, 2011, respectively, primarily for employee-related costs associated with the closure. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. The Company had no charges in the first six months of fiscal 2012 and has no remaining accrual as of February 29, 2012 related to this plan as it is considered complete.

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2012 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2011	Fiscal 2012 Charges	Fiscal 2012 Paid	Accrual Balance February 29, 2012
	(In thousands)
Employee-related costs	$3,322	$4,164	$(2,844)	4,642
Other costs	403	677	(389)	691
Translation effect	70	—	—	(45)

Restructuring charges	$3,795	$4,841	$(3,233)	$5,288

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 29, 2012 and February 28, 2011 is as follows:

	Three months ended February 29, 2012		Three months ended February 28, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$4,299	35.0%	$3,609	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(2,689)	(21.8)	(4,044)	(39.2)
U.S. and foreign losses with no tax benefit	1,097	8.9	2,338	22.7
U.S. restructuring and other U.S. unusual charges with no benefit	140	1.1	833	8.1
Establishment (resolution) of uncertain tax positions	(13)	(0.1)	(25)	(0.2)
Other	159	1.3	322	3.0

Total income tax expense (benefit)	$2,993	24.4%	$3,033	29.4%

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 29, 2012 and February 28, 2011 is as follows:

	Six months ended February 29, 2012		Six months ended February 28, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$10,114	35.0%	$8,437	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(6,006)	(20.8)	(7,030)	(29.2)
U.S. and foreign losses with no tax benefit	1,756	6.0	4,335	18.0
U.S. restructuring and other U.S. unusual charges with no benefit	250	0.9	1,208	5.0
Italian tax law change	(747)	(2.6)	—	—
Establishment (resolution) of uncertain tax positions	18	0.1	(13)	(0.1)
Other	259	0.9	513	2.2

Total income tax expense (benefit)	$5,644	19.5%	$7,450	30.9%

The effective tax rates for the three and six months ended February 29, 2012 and February 28, 2011 are less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. As compared with the effective rates of 29.4% and 30.9% for the three and six months ended February 28, 2011, respectively, the current year’s three and six month effective rates are driven by a decrease in the U.S. and foreign losses with no tax benefit.

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

During the second quarter of fiscal 2012, the actual operating results of the EMEA Specialty Powders (“EMEA SP”) reporting unit declined below forecasted results due to overall economic conditions. The decline in actual operating results led the Company to conclude that a triggering event for review of potential goodwill impairment had occurred. Accordingly, the Company performed an interim goodwill impairment evaluation for the EMEA SP reporting unit.

The test to evaluate goodwill for impairment is a two step process. In the first step, the reporting unit’s fair value is compared to its carrying value. If such comparison indicates a potential impairment, the second step of the impairment evaluation requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit’s goodwill is less than its carrying value, that difference represents an impairment.

The fair value used in step one of the EMEA SP goodwill impairment analysis was estimated using a combination of the income and market approaches, which contain significant unobservable inputs, based on average earnings before interest, taxes, depreciation and amortization, and cash flow multiples.

The Company completed the step one EMEA SP goodwill impairment analysis in the second quarter of fiscal 2012 and concluded that there was no goodwill impairment because the fair value of the reporting unit exceeded its carrying value by approximately 8%. The EMEA SP reporting unit had approximately $18 million of goodwill as of February 29, 2012.

The Company is not aware of any other triggering events which would require a goodwill impairment test as of February 29, 2012. The Company will continue to monitor the EMEA SP and all other reporting units for potential triggering events throughout the remainder of fiscal 2012.

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

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended February 29, 2012 and February 28, 2011. Restructuring related costs include items such as employee severance charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include the effect of an Italian tax law change which impacted the valuation allowance in fiscal 2012 and the realization of certain deferred tax assets in first six months of fiscal 2011 as a result of the fiscal 2010 ICO acquisition.

Three months ended February 29, 2012	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$495,911	$—	$—	$—	$—	$—	$495,911
Cost of sales	431,362	—	—	—	(597)	—	430,765
Selling, general and administrative expenses	49,416	—	(656)	—	—	—	48,760
Restructuring expense	1,597	—	—	(1,597)	—	—	—
Curtailment (gain) loss	(209)	—	—	209	—	—	—

Operating income	13,745	—	656	1,388	597	—	16,386
Interest expense, net	2,328	—	—	—	—	—	2,328
Foreign currency transaction (gains) losses	17	—	—	—	—	—	17
Other (income) expense, net	(883)	—	—	—	—	—	(883)

Income before taxes	12,283	—	656	1,388	597	—	14,924
Provision (benefit) for U.S. and foreign income taxes	2,993	—	41	320	199	(40)	3,513

Net income	9,290	—	615	1,068	398	40	11,411
Noncontrolling interests	(217)	—	—	—	—	—	(217)

Net income (loss) attributable to A. Schulman, Inc.	$9,073	$—	$615	$1,068	$398	$40	$11,194

Diluted EPS	$0.31						$0.38

Weighted-average number of shares outstanding—diluted	29,651						29,651

Three months ended February 28, 2011	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$508,343	—	$—	$—	$—	$—	$508,343
Cost of sales	441,731	—	—	—	(162)	—	441,569
Selling, general and administrative expenses	49,430	—	(314)	—	—	—	49,116
Restructuring expense	3,385	—	—	(3,385)	—	—	—
Asset impairment	1,800	(1,800)	—	—	—	—	—

Operating income	11,997	1,800	314	3,385	162	—	17,658
Interest expense, net	1,451	—	—	—	—	—	1,451
Foreign currency transaction (gains) losses	667	—	—	—	—	—	667
Other (income) expense, net	(433)	—	—	—	—	—	(433)

Income before taxes	10,312	1,800	314	3,385	162	—	15,973
Provision (benefit) for U.S. and foreign income taxes	3,033	—	—	613	58	—	3,704

Net income	7,279	1,800	314	2,772	104	—	12,269
Noncontrolling interests	(138)	—	—	—	—	—	(138)

Net income (loss) attributable to A. Schulman, Inc.	$7,141	1,800	$314	$2,772	$104	$—	$12,131

Diluted EPS	$0.23						$0.39

Weighted-average number of shares outstanding—diluted	31,181						31,181

The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the six months ended February 29, 2012 and February 28, 2011.

Six months ended February 29, 2012	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,013,200	$—	$—	$—	$—	$—	$1,013,200
Cost of sales	879,155	—	—	—	(597)	—	878,558
Selling, general and administrative expenses	96,831	—	(874)	—	—	—	95,957
Restructuring expense	4,841	—	—	(4,841)	—	—	—
Curtailment (gain) losses	(209)	—	—	209	—	—	—

Operating income	32,582	—	874	4,632	597	—	38,685
Interest expense, net	4,222	—	—	—	—	—	4,222
Foreign currency transaction (gains) losses	516	—	—	—	—	—	516
Other (income) expense, net	(1,053)	—	—	—	—	—	(1,053)

Income before taxes	28,897	—	874	4,632	597	—	35,000
Provision (benefit) for U.S. and foreign income taxes	5,644	—	69	1,284	199	707	7,903

Net income	23,253	—	805	3,348	398	(707)	27,097
Noncontrolling interests	(598)	—	—	—	—	—	(598)

Net income (loss) attributable to A. Schulman, Inc.	$22,655	$—	$805	$3,348	$398	$(707)	$26,499

Diluted EPS	$0.77						$0.90

Weighted-average number of shares outstanding—diluted	29,588						29,588

Six months ended February 28, 2011	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,003,726	—	$—	$—	$—	$—	$1,003,726
Cost of sales	868,113	—	—	—	(283)	—	867,830
Selling, general and administrative expenses	102,335	—	(1,195)	—	—	—	101,140
Restructuring expense	3,936	—	—	(3,936)	—	—	—
Asset impairment	1,800	(1,800)					—

Operating income	27,542	1,800	1,195	3,936	283	—	34,756
Interest expense, net	2,536	—	—	—	—	—	2,536
Foreign currency transaction (gains) losses	1,338	—	—	—	—	—	1,338
Other (income) expense, net	(437)	—	—	—	—	—	(437)

Income before taxes	24,105	1,800	1,195	3,936	283	—	31,319
Provision (benefit) for U.S. and foreign income taxes	7,450	—	—	729	99	65	8,343

Net income	16,655	1,800	1,195	3,207	184	(65)	22,976
Noncontrolling interests	(271)	—	—	—	—	—	(271)

Net income (loss) attributable to A. Schulman, Inc.	$16,384	1,800	$1,195	$3,207	$184	$(65)	$22,705

Diluted EPS	$0.52						$0.73

Weighted-average number of shares outstanding—diluted	31,245						31,245

Liquidity and Capital Resources

Net cash provided from operations was approximately $12.7 million for the six months ended February 29, 2012 compared to net cash used in operations of approximately $16.5 million for the six months ended February 28, 2011. The Company’s cash and cash equivalents decreased approximately $60.0 million from August 31, 2011. This decrease was driven primarily by the acquisition of Elian SAS for approximately $62.8 million in net cash consideration, the repurchase of treasury shares totaling approximately $21.5 million, expenditures for capital projects of approximately $19.2 million, and dividend payments of approximately $10.0 million. These uses of cash and cash equivalents were offset by increased net borrowings on revolving credit facilities of $50.2 million and net cash provided from operations.

The Company’s approximate working capital days are summarized as follows:

	February 29, 2012	August 31, 2011	February 28, 2011
Days in receivables	58	54	61
Days in inventory	62	48	56
Days in payables	49	42	45
Total working capital days	71	60	72

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 29, 2012	August 31, 2011	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$95,760	$155,753	$(59,993)	(38.5%)
Working capital, excluding cash	$287,397	$273,964	$13,433	4.9%
Long-term debt	$230,155	$184,598	$45,557	24.7%
Total debt	$239,367	$196,148	$43,219	22.0%
Net debt*	$143,607	$40,395	$103,212	255.5%
Total A. Schulman, Inc.’s Stockholders’ equity	$520,669	$548,504	$(27,835)	(5.1%)

*	Total debt less cash and cash equivalents

As of February 29, 2012, approximately 97% of the Company’s cash and cash equivalents were held by our foreign subsidiaries, compared to approximately 87% as of August 31, 2011. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested.

Working capital, excluding cash, was approximately $287.4 million as of February 29, 2012, an increase of approximately $13.4 million from August 31, 2011. The primary reasons for the increase in working capital from August 31, 2011 included an increase in inventory of approximately $25.5 million and a decrease in accrued liabilities of approximately $9.6 million partially offset by a decrease of approximately $27.1 million in accounts receivable. The translation effect of foreign currencies, primarily the Euro, decreased accounts receivable by approximately $16.2 million and inventory by approximately $14.9 million. Excluding the impact of translation of foreign currencies, accounts receivable decreased approximately $10.9 million, or 3.2%, and inventory increased approximately $40.4 million, or 15.3%. The decrease in accounts receivable is primarily related to higher net sales in the two months prior to August 31, 2011 compared to the two months prior to February 29, 2012. The increase in inventory is a combination of increased raw material costs and increased tonnage in inventory. Accounts payable increased approximately $13.4 million, excluding the impact of foreign currency, primarily as a result of the increased cost and tonnage of inventory.

Capital expenditures for the six months ended February 29, 2012 were approximately $19.2 million compared with approximately $11.1 million last year. Capital expenditures for the second quarter of fiscal year 2012 primarily relate to additional manufacturing lines to address increasing regional demand and the investment in the Akron, Ohio plant to add engineering plastics compounding capabilities.

In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement which provides for an aggregate revolving loan facility (the “Revolving Facility) not to exceed $300 million. For further discussion regarding the Company’s Revolving Facility, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. As of February 29, 2012, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 29, 2012. The Revolving Facility matures on January 7, 2016. As of February 29, 2012, the amount available under the Revolving Facility was reduced by outstanding letters of credit of approximately $1.9 million and borrowings of approximately $135.2 million which is included in long-term debt in the Company’s consolidated balance sheet.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•

$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Company may, at its option, prepay all or part of the Dollar Notes.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $67.7 million as of February 29, 2012.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of February 29, 2012, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of February 29, 2012.

Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

Below summarizes the Company’s available funds as of February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
	(In thousands)
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	47,141	65,436

Total gross available funds from credit lines and notes	$347,141	$365,436

Credit Facility	$162,889	$213,121
Foreign uncollateralized short-term lines of credit	38,566	58,437

Total net available funds from credit lines and notes	$201,455	$271,558

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of approximately $143.8 million and approximately $92.0 million as of February 29, 2012 and August 31, 2011, respectively, and issued letters of credit of approximately $1.9 million as of February 29, 2012 and August 31, 2011. The Company had no uncollateralized short-term lines of credit from domestic banks as of February 29, 2012.

The Company’s net debt, defined as debt minus cash, was in a net debt position of approximately $143.6 million and approximately $40.4 million as of February 29, 2012 and August 31, 2011, respectively. The change of approximately $103.2 million was a result of a decrease in cash and cash equivalents of approximately $60.0 million and an increase in total debt of approximately $43.2 million due to the acquisition of Elian, dividend payments, share repurchases, working capital needs and capital expenditures.

During the three and six months ended February 29, 2012, the Company declared and paid quarterly cash dividends of $0.17 and $0.34 per common share, respectively. The total amount of these dividends was approximately $4.9 million and $10.0 million, respectively. Cash flow has been sufficient to fund the payment of these dividends.

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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share. The Company did not repurchase any shares of its common stock during the second quarter of fiscal 2012. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of February 29, 2012.

On November 29, 2011, the Company entered into a new $30 million repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Brazilian real, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the six months ended February 29, 2012 decreased the accumulated other comprehensive income (loss) account by approximately $22.2 million which was primarily the result of an approximate 7.0% decrease in the value of the Euro since August 31, 2011 to a spot rate of 1.344 Euros to 1 U.S. dollar as of February 29, 2012.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

Contractual Obligations

As of February 29, 2012, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Operating lease information is provided in Note 12 to the consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011 as there has been no significant changes.

The Company’s outstanding commercial commitments as of February 29, 2012 are not material to the Company’s financial position, liquidity or results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of February 29, 2012.

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

Accounting Pronouncements

For a discussion of accounting pronouncements, see Note 15 to the consolidated financial statements in this Quarterly Report.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the second quarter of fiscal 2012, the Company acquired Elian SAS. The scope of the Company’s second quarter of fiscal 2012 assessment of the effectiveness of internal control over financial reporting did not include Elian SAS. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

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

As part of the 2011 Repurchase Program, on May 13, 2011, the Company entered into a $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share. The Company did not repurchase any shares of its common stock during the second quarter of fiscal 2012. Shares valued at approximately $70 million remained authorized under the 2011 Repurchase Program for repurchase as of February 29, 2012.

On November 29, 2011, the Company entered into a new $30 million repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints.

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

10.1	Form of Time-Based Restricted Stock Award Agreement for Employees (filed herewith).

10.2	Form of Time-Based Restricted Stock Unit Award Agreement for Foreign Employees (filed herewith).

10.3	Form of 2012 Whole Share Award Agreement for Non-Employee Directors (filed herewith).

10.4	Form of 2012 Performance Share Award Agreement (ROIC) for Employees (filed herewith).

10.5	Form of 2012 Performance Share Award Agreement (TSR) for Employees (filed herewith).

10.6	Form of 2012 Performance Unit Award Agreement (ROIC) for Foreign Employees (filed herewith).

10.7	Form of 2012 Performance Unit Award Agreement (TSR) for Foreign Employees (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. Schulman, Inc. (Registrant)

/s/ Joseph J. Levanduski
Joseph J. Levanduski , Vice President, Chief Financial Officer, and Treasurer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)
Date: April 4, 2012