Form 10-Q
period 2012-05-31
SCHULMAN A INC
filed 2012-07-09
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                     .
Commission File No. 0-7459
 ______________________________
A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)
 ______________________________

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
Number of shares of common stock, $1.00 par value, outstanding as of June 27, 2012 – 29,539,675

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosure about Market Risk	37
Item 4	Controls and Procedures	37
PART II — OTHER INFORMATION
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6	Exhibits	39
	SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Consolidated Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	Unaudited (In thousands, except per share data)
Net sales	$569,107	$611,142	$1,582,307	$1,614,868
Cost of sales	492,518	532,254	1,371,673	1,400,367
Selling, general and administrative expenses	48,861	51,746	145,692	154,081
Restructuring expense	1,944	1,843	6,785	5,779
Asset impairment	2,586	125	2,586	1,925
Curtailment (gain) loss	(101)	—	(310)	—
Operating income	23,299	25,174	55,881	52,716
Interest expense	1,953	1,802	6,532	4,729
Interest income	(318)	(200)	(675)	(591)
Foreign currency transaction (gains) losses	53	60	569	1,398
Other (income) expense, net	(60)	(1,637)	(1,113)	(2,074)
Income before taxes	21,671	25,149	50,568	49,254
Provision (benefit) for U.S. and foreign income taxes	4,423	6,225	10,067	13,675
Net income	17,248	18,924	40,501	35,579
Noncontrolling interests	(252)	(170)	(850)	(441)
Net income attributable to A. Schulman, Inc.	$16,996	$18,754	$39,651	$35,138
Weighted-average number of shares outstanding:
Basic	29,440	30,853	29,411	31,092
Diluted	29,569	31,061	29,585	31,289
Earnings per share of common stock attributable to A. Schulman, Inc.:
Basic	$0.58	$0.61	$1.35	$1.13
Diluted	$0.57	$0.60	$1.34	$1.12
Cash dividends per common share	$0.190	$0.155	$0.530	$0.465

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	August 31, 2011
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,453	$155,753
Accounts receivable, less allowance for doubtful accounts of $8,560 at May 31, 2012 and $9,475 at August 31, 2011	321,038	347,036
Inventories, average cost or market, whichever is lower	267,645	264,747
Prepaid expenses and other current assets	28,262	34,376
Total current assets	686,398	801,912
Property, plant and equipment, at cost:
Land and improvements	28,745	30,826
Buildings and leasehold improvements	152,988	165,267
Machinery and equipment	366,813	382,828
Furniture and fixtures	38,126	41,860
Construction in progress	15,741	12,967
Gross property, plant and equipment	602,413	633,748
Accumulated depreciation and investment grants of $606 at May 31, 2012 and $815 at August 31, 2011	379,921	399,448
Net property, plant and equipment	222,492	234,300
Other assets:
Deferred charges and other noncurrent assets	36,388	35,947
Goodwill	126,712	91,753
Intangible assets	91,726	76,075
Total other assets	254,826	203,775
Total assets	$1,163,716	$1,239,987
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248,704	$254,405
U.S. and foreign income taxes payable	2,865	11,072
Accrued payroll, taxes and related benefits	38,797	44,560
Other accrued liabilities	39,460	50,608
Short-term debt	36,033	11,550
Total current liabilities	365,859	372,195
Long-term debt	167,752	184,598
Pension plans	75,065	84,673
Other long-term liabilities	25,731	24,161
Deferred income taxes	23,805	20,055
Total liabilities	658,212	685,682
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 47,948 shares at May 31, 2012 and 47,816 shares at August 31, 2011	47,948	47,816
Additional paid-in capital	257,973	254,184
Accumulated other comprehensive income (loss)	(6,095)	50,007
Retained earnings	565,555	541,256
Treasury stock, at cost, 18,408 shares at May 31, 2012 and 17,207 shares at August 31, 2011	(365,887)	(344,759)
Total A. Schulman, Inc.’s stockholders’ equity	499,494	548,504
Noncontrolling interests	6,010	5,801
Total equity	505,504	554,305
Total liabilities and equity	$1,163,716	$1,239,987

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2012	2011
	Unaudited (In thousands)
Operating:
Net income	$40,501	$35,579
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	28,797	30,413
Deferred tax provision	(7,414)	(1,550)
Pension, postretirement benefits and other deferred compensation	4,327	5,701
Net (gains) losses on asset sales	—	(775)
Asset impairment	2,586	1,925
Curtailment (gains) losses	(310)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,501)	(55,523)
Inventories	(31,161)	(70,246)
Accounts payable	16,726	55,893
Income taxes	(6,123)	6,189
Accrued payroll and other accrued liabilities	(11,305)	(7,869)
Other assets and long-term liabilities	4,380	(5,710)
Net cash provided from (used in) operating activities	34,503	(5,973)
Investing:
Expenditures for property, plant and equipment	(27,505)	(18,362)
Proceeds from the sale of assets	1,255	7,041
Business acquisitions, net of cash acquired	(64,918)	(15,071)
Net cash provided from (used in) investing activities	(91,168)	(26,392)
Financing:
Cash dividends paid	(15,352)	(14,559)
Increase (decrease) in notes payable	(5,623)	(3,475)
Borrowings on revolving credit facilities	166,830	213,000
Repayments on revolving credit facilities	(139,769)	(170,250)
Repayments on long-term debt	(3,382)	(21)
Payment of debt issuance costs	—	(2,220)
Cash distributions to noncontrolling interests	(580)	(700)
Common stock issued (redeemed), net	358	(382)
Issuances (purchases) of treasury stock, net	(21,128)	(14,393)
Net cash provided from (used in) financing activities	(18,646)	7,000
Effect of exchange rate changes on cash	(10,989)	8,599
Net increase (decrease) in cash and cash equivalents	(86,300)	(16,766)
Cash and cash equivalents at beginning of period	155,753	122,754
Cash and cash equivalents at end of period	$69,453	$105,988

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
The results of operations for the three and nine months ended May 31, 2012 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2012.
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
Elian provides specialty formulated color concentrates to over 1,000 customers in end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moves the Company into France’s color masterbatch market and improves the Company's product mix in the Europe, Middle East and Africa (“EMEA”) region.
The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, goodwill, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company and independent valuations are complete.

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
The Company preliminarily recorded acquired intangible assets of approximately $27.8 million. These intangible assets include customer related intangibles of approximately $18.3 million with estimated useful lives of 9 years, developed technology of approximately $8.6 million with estimated useful lives of 10 years, and trademarks and tradenames of approximately $0.9 million with estimated useful lives of 5 years. As noted earlier, the fair values and assigned useful lives of the acquired identifiable intangible assets are preliminary pending receipt of the final valuations for those assets.
Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition. Goodwill associated with this transaction was included in the EMEA segment and none of the goodwill is deductible for income tax purposes.
The estimated fair value of accounts receivable acquired was approximately $6.9 million with the gross contractual amount being approximately $7.3 million.
Net sales, income before taxes and net income attributable to A. Schulman, Inc. from Elian included in the Company’s results since the January 31, 2012 acquisition are as follows:

January 31, 2012 to May 31, 2012
(In thousands)
Net sales	$12,976
Income before taxes	$264
Net income attributable to A. Schulman, Inc. common stockholders	$118
Income before taxes for Elian from January 31, 2012 to May 31, 2012 includes pretax depreciation and amortization costs of approximately $1.3 million due to the increased value of fixed assets and intangibles, and approximately $0.7 million of pretax purchase accounting inventory step-up charges.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following pro forma information represents the consolidated results of the Company as if the acquisition of Elian occurred as of September 1, 2010:

	Nine months ended
	May 31, 2012	May 31, 2011
	(In thousands, except per share data)
Net sales	$1,598,079	$1,645,751
Net income attributable to A. Schulman, Inc.	$41,187	$36,697
Net income per share of common stock attributable to common stockholders—diluted	$1.39	$1.17
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
Surplast S.A.	June 30, 2011	$1.1	Americas
A 51% ownership interest in an Argentinean venture, further expanding the Company’s specialty powders presence in South America

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company as of May 31, 2012 and August 31, 2011 is as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2011	$30,949	$60,804	$91,753
Acquisitions	40,597	—	40,597
Translation and other	(4,713)	(925)	(5,638)
Balance as of May 31, 2012	$66,833	$59,879	$126,712
The increase in goodwill from August 31, 2011 is due to the acquisition of Elian in the second quarter of fiscal 2012.
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
During the second quarter of fiscal 2012, the actual operating results of the EMEA Specialty Powders (“EMEA SP”) reporting unit declined below forecasted results due to overall economic conditions. The decline in actual operating results led the Company to conclude that a triggering event for review of potential goodwill impairment had occurred. Accordingly, the

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company completed the step one EMEA SP goodwill impairment analysis in the second quarter of fiscal 2012 and concluded that there was no goodwill impairment because the fair value of the reporting unit exceeded its carrying value by approximately 8%. The EMEA SP reporting unit had approximately $18 million of goodwill as of May 31, 2012.
The Company concluded there were no triggering events which would have required a goodwill impairment test as of May 31, 2012.
The following table summarizes intangible assets with determinable useful lives by major category as of May 31, 2012 and August 31, 2011:

	May 31, 2012			August 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$73,712	$(11,392)	$62,320	$59,948	$(7,428)	$52,520
Developed technology	21,502	(3,337)	18,165	13,522	(2,273)	11,249
Registered trademarks and tradenames	13,380	(2,139)	11,241	13,751	(1,445)	12,306
Total finite-lived intangible assets	$108,594	$(16,868)	$91,726	$87,221	$(11,146)	$76,075
Amortization expense of intangible assets was approximately $2.2 million and $6.2 million for the three and nine months ended May 31, 2012, respectively, and approximately $2.0 million and $5.8 million for the three and nine months ended May 31, 2011, respectively.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2012 and August 31, 2011:

	May 31, 2012				August 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$209	$—	$209	$—	$82	$—	$82	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$93	$—	$93	$—	$50	$—	$50	$—
Liabilities not recorded at fair value:
Long-term debt	$63,468	$—	$63,468	$—	$76,093	$—	$76,093	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
Long-term fixed-rate debt issued in Euros is not recorded at fair value on a recurring basis; however, is presented at fair value for disclosure purposes as shown in the table above. The fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of May 31, 2012 and August 31, 2011, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was approximately $62.4 million and $72.7 million, respectively.
The total contract value of foreign exchange forward contracts outstanding was approximately $16.1 million and $18.4 million as of May 31, 2012 and August 31, 2011, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the level of the activity during the period. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy multinational banks, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2012 and August 31, 2011.
As a result of the Italy restructuring initiative, further discussed in Note 12, the Company remeasured the carrying value of its facility in Verolanuova, Italy during the third quarter of fiscal 2012 at fair value of approximately $2.9 million using comparable prices for similar assets. As a result, the Company recorded a pre-tax impairment charge of approximately $2.4 million. There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

(5)	INCOME TAXES
As of May 31, 2012, the Company’s gross unrecognized tax benefits totaled approximately $6.0 million. If recognized, approximately $4.5 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2012, the Company had approximately $1.0 million of accrued interest and penalties on unrecognized tax benefits.
During the three months ended May 31, 2012, the Company recorded additional unrecognized tax benefits of approximately $1.6 million relating primarily to proposed local tax examination adjustments arising in various jurisdictions during the period.
The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2009 onward and in Belgium from fiscal 2009 onward. The Company is open to potential examinations from fiscal 2007 onward for most other foreign jurisdictions.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2012 and 2011 is as follows:

	Three months ended		Three months ended
	May 31, 2012		May 31, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$7,585	35.0%	$8,802	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,177)	(19.3)	(3,915)	(15.6)
U.S. and foreign losses with no tax benefit	518	2.4	1,320	5.3
U.S. restructuring and other U.S. unusual charges with no benefit	391	1.8	(147)	(0.6)
Italian valuation allowance adjustment	(1,633)	(7.5)	—	—
Establishment (resolution) of uncertain tax positions	1,674	7.7	34	0.1
Other	65	0.3	131	0.6
Total income tax expense (benefit)	$4,423	20.4%	$6,225	24.8%
The effective tax rate for the three months ended May 31, 2012 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and an adjustment to the Italian valuation allowance. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses as well as the establishment of uncertain tax positions. The change in the effective rate as compared with the same period last year was driven primarily by a decrease in the U.S. and foreign losses with no tax benefit.
The effective tax rate for the three months ended May 31, 2011 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
During the three months ended May 31, 2012, the Company recorded an adjustment to reverse the remainder of the valuation allowance against certain deferred tax assets in Italy. A portion of the valuation allowance had been reversed during the three months ended November 30, 2011 due to an Italian tax law change. During the third quarter of fiscal 2012, the Company concluded that it is more likely than not that the Company will realize a benefit for the Italian deferred tax assets and therefore the remainder of the valuation allowance was reversed. Positive evidence for the reversal of the valuation allowance included the Italian entity becoming profitable on a three year cumulative basis and forecasted positive earnings for the current year.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2012 and 2011 is as follows:

	Nine months ended		Nine months ended
	May 31, 2012		May 31, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$17,699	35.0%	$17,239	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(10,183)	(20.1)	(10,945)	(22.2)
U.S. and foreign losses with no tax benefit	2,274	4.5	5,655	11.5
U.S. restructuring and other U.S. unusual charges with no benefit	641	1.3	1,061	2.2
Italian valuation allowance adjustment	(2,380)	(4.7)	—	—
Establishment (resolution) of uncertain tax positions	1,692	3.3	21	—
Other	324	0.6	644	1.3
Total income tax expense (benefit)	$10,067	19.9%	$13,675	27.8%
The effective tax rate for the nine months ended May 31, 2012 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and an adjustment to the Italian valuation allowance.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses as well as the establishment of uncertain tax positions. The change in the effective tax rate as compared with the same period last year was driven primarily by a decrease in the U.S. and foreign losses with no tax benefit.
The effective tax rate for the nine months ended May 31, 2011 was less than the U.S. statutory rate primarily because of the Company's overall foreign tax rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.

(6)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension plans and other postretirement benefits for the three and nine months ended May 31, 2012 and 2011 are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
Net periodic pension cost included the following components:
Service cost	$707	$910	$2,163	$2,615
Interest cost	1,290	1,242	3,919	3,585
Expected return on plan assets	(325)	(312)	(971)	(911)
Net actuarial loss and net amortization of prior service cost	115	441	345	1,273
Recognized gain due to plan curtailment	(101)	—	(310)	—
Special termination benefits	—	—	79	—
Net periodic benefit cost	$1,686	$2,281	$5,225	$6,562
Postretirement benefit cost included the following components:
Service cost	$7	$8	$21	$23
Interest cost	152	187	455	560
Net actuarial loss and net amortization of prior service cost (credit)	(140)	(86)	(420)	(258)
Net periodic benefit cost	$19	$109	$56	$325

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the nine months ended May 31, 2012 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2011	$47,816	$254,184	$50,007	$541,256	$(344,759)	$5,801	$554,305
Comprehensive income (loss):
Net income				39,651		850
Foreign currency translation gain (loss)			(55,945)			(61)
Actuarial loss and amortization of prior service costs, net of tax of $89			(157)
Total comprehensive income (loss)							(15,662)
Cash dividends paid, $0.53 per share				(15,352)			(15,352)
Cash distributions to noncontrolling interests						(580)	(580)
Purchase of treasury stock					(21,474)		(21,474)
Issuance of treasury stock		21			346		367
Stock options exercised	41	692					733
Redemption of common stock to cover tax withholdings	(17)	(358)					(375)
Restricted stock issued, net of forfeitures	108	736					844
Amortization of restricted stock		2,698					2,698
Balance as of May 31, 2012	$47,948	$257,973	$(6,095)	$565,555	$(365,887)	$6,010	$505,504

(8)	COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three and nine months ended May 31, 2012 and 2011 is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$17,248	$18,924	$40,501	$35,579
Foreign currency translation gain (loss)	(33,850)	14,374	(56,006)	42,776
Unrecognized losses and prior service costs (credits), net	(127)	169	(157)	1,062
Total comprehensive income (loss)	(16,729)	33,467	(15,662)	79,417
Comprehensive (income) loss attributable to noncontrolling interests	(231)	(170)	(789)	(441)
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(16,960)	$33,297	$(16,451)	$78,976
The foreign currency translation loss in the three and nine months ended May 31, 2012 was a result of the significant decrease in the value of the Euro against the U.S. dollar during the periods presented. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) adjustments related to pension plans are recorded net of tax using the applicable effective tax rate.

(9)	INCENTIVE STOCK PLANS

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. As of May 31, 2012, there were 20,312 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan.
On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creation Rewards Plan (“2010 Rewards Plan”) which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, whole shares and performance-based awards. A total of 1,375,000 shares of common stock may be issued under the 2010 Rewards Plan. There have been no grants made from the 2010 Rewards Plan.
A summary of stock option activity for the nine months ended May 31, 2012 is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2011	138,141	$18.34
Granted	—	$—
Exercised	(40,686)	$18.01
Forfeited and expired	—	$—
Outstanding at May 31, 2012	97,455	$18.48
Exercisable at May 31, 2012	97,455	$18.48
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of May 31, 2012 was approximately $0.3 million with a remaining term for options outstanding and exercisable of approximately 1.7 years. The total intrinsic value of stock options exercised as of May 31, 2012 was approximately $0.3 million. All outstanding and exercisable stock options are fully vested as of May 31, 2012. The Company did not grant stock options during the nine months ended May 31, 2012 and 2011.
Restricted stock awards under the 2006 Incentive Plan can vest over various periods, and restricted stock awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based and performance-based restricted stock awards for the nine months ended May 31, 2012:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2011	117,891	800,193	$20.98	$14.44
Granted	64,458	483,204	$22.64	$17.71
Vested	(55,949)	—	$20.39	$—
Forfeited	(4,783)	(265,433)	$21.72	$10.93
Outstanding at May 31, 2012	121,617	1,017,964	$22.10	$16.90
Restrictions on the time-based restricted stock awards lapse at the end of a three-year period, and the awards were valued at the fair market value on the date of grant. Time-based awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock award.
Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of May 31, 2012 are 508,993 performance shares,

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which earn dividends throughout the vesting period, and 508,971 performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards. Performance shares granted during fiscal 2009, which would have vested during the second quarter of fiscal 2012, did not meet the performance vesting conditions and were forfeited.
The performance-based awards in the table above include 562,835 shares which are valued based upon a Monte Carlo simulation model, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of the grant using a Monte Carlo simulation model. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest. The fair value of the remaining 455,129 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant.
The fair value of the performance shares granted during the nine months ended May 31, 2012 were estimated using a Monte Carlo simulation model with the following weighted-average assumptions:

Weighted-Average Assumptions
Dividend yield	3.00%
Expected volatility	43.00%
Risk-free interest rate	0.42%
Correlation	61.00%
Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of May 31, 2012 was approximately $8.3 million. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
During the third quarter of fiscal 2012, restrictions lapsed on 20,000 stock-settled restricted stock units. There were no service requirements for the vesting of this grant. These restricted stock units settled in shares of the Company’s common stock, on a one-to-one basis, on the third anniversary of the award grant date. These awards earned dividends during the restriction period; however, they did not have voting rights until the restriction was released. There were no grants of these stock-settled restricted stock units during the nine months ended May 31, 2012 or May 31, 2011.
The Company had approximately $1.5 million and $3.6 million of cash-based awards, which are treated as liability awards, outstanding as of May 31, 2012 and August 31, 2011, respectively. These awards were granted to foreign employees. Such awards include approximately $0.1 million which have service vesting periods of three years following the date of grant and the remaining $1.4 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout. There were no grants of these cash-based awards during the nine months ended May 31, 2012 and 2011.
In fiscal 2010, the Company’s board of directors and stockholders approved adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during the nine months ended May 31, 2012 and 2011. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.
In January 2012, the Company granted non-employee directors 37,300 shares of unrestricted common stock. The Company recorded compensation expense for this grant of approximately $0.8 million in the second quarter of fiscal 2012.
The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation for the three and nine months ended May 31, 2012 and 2011, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
Time-based and performance-based restricted stock awards	$1,106	$1,169	$3,562	$3,604
Cash-settled restricted stock units	—	152	—	817
Cash-based awards	(54)	130	53	278
Total stock-based compensation	$1,052	$1,451	$3,615	$4,699

(10)	EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised, and the impact of restricted stock awards expected to vest, which would then share in the earnings of the Company.
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts for the three and nine months ended May 31, 2012 and 2011:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
Weighted-average shares outstanding:
Basic	29,440	30,853	29,411	31,092
Incremental shares from equity awards	129	208	174	197
Diluted	29,569	31,061	29,585	31,289

(11)	SEGMENT INFORMATION
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment for the three and nine months ended May 31, 2012 and 2011:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
EMEA	$383,852	$435,982	$1,069,304	$1,139,197
Americas	147,059	137,940	404,685	371,611
APAC	38,196	37,220	108,318	104,060
Total net sales to unaffiliated customers	$569,107	$611,142	$1,582,307	$1,614,868
Below the Company presents gross profit by segment for the three and nine months ended May 31, 2012 and 2011:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
EMEA	$49,612	$54,742	$133,926	$150,314
Americas	21,273	19,363	60,796	51,749
APAC	5,784	4,783	16,589	12,721
Total segment gross profit	76,669	78,888	211,311	214,784
Inventory step-up	(80)	—	(677)	(283)
Total gross profit	$76,589	$78,888	$210,634	$214,501
Below is a reconciliation of segment operating income to operating income and income before taxes for the three and nine months ended May 31, 2012 and 2011:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
EMEA	$23,413	$25,726	$57,953	$66,850
Americas	7,869	4,892	19,323	12,091
APAC	2,913	1,698	7,976	3,890
Total segment operating income	34,195	32,316	85,252	82,831
Corporate and other	(6,195)	(5,493)	(18,567)	(21,252)
Costs related to acquisitions	(192)	319	(1,066)	(876)
Restructuring related	(1,944)	(1,843)	(6,785)	(5,779)
Asset write-downs	(2,586)	(125)	(2,586)	(1,925)
Curtailment gain (loss)	101	—	310	—
Inventory step-up	(80)	—	(677)	(283)
Operating income	23,299	25,174	55,881	52,716
Interest expense, net	(1,635)	(1,602)	(5,857)	(4,138)
Foreign currency transaction gains (losses)	(53)	(60)	(569)	(1,398)
Other income (expense), net	60	1,637	1,113	2,074
Income before taxes	$21,671	$25,149	$50,568	$49,254

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the three and nine months ended May 31, 2012 and 2011 are as follows:

	Three months ended May 31,
	2012		2011
	(In thousands)
Masterbatch	$242,046	43%	$243,556	40%
Engineered plastics	141,214	25	154,175	25
Specialty powders	92,405	16	102,927	17
Distribution services	93,442	16	110,484	18
	$569,107	100%	$611,142	100%

	Nine months ended May 31,
	2012		2011
	(In thousands)
Masterbatch	$653,031	41%	$647,933	40%
Engineered plastics	409,459	26	401,228	25
Specialty powders	256,982	16	279,289	17
Distribution services	262,835	17	286,418	18
	$1,582,307	100%	$1,614,868	100%

(12)	RESTRUCTURING
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded approximately $0.7 million and $4.6 million of pretax employee-related restructuring costs during the three and nine months ended May 31, 2012, respectively. As of May 31, 2012, the Company has a balance of approximately $1.5 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related cash charges related to this plan during the remainder of fiscal 2012 as it completes the plan.
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to the Akron and Bellevue, Ohio facilities in order to optimize the use of existing capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and as of May 31, 2012, the Company reduced headcount by approximately 70. The Company recorded approximately $0.9 million and $1.4 million of pretax employee-related restructuring expense associated with this plan during the three and nine months ended May 31, 2012, respectively. As of May 31, 2012, the Company has a balance of approximately $0.6 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pre-tax employee-related cash charges and other restructuring expenses of less than $1.0 million during the remainder of fiscal 2012 as it completes the plan.
Italy and Australia Plans
On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility were relocated in the first quarter of fiscal 2012 to the Gorla facility. As a result of this relocation, the Company will reduce headcount by approximately 30 by the end of June 2012. Also on February 8, 2011, as a result of the ongoing deterioration of the Australian rotomolding market, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia facility to its Brisbane, Australia facility. As part of this consolidation, the Company reduced headcount in Australia by approximately 20, and the majority of the reduction occurred in the second and third quarters of fiscal 2011. The region continues to be served by the Company’s Brisbane facility and facilities in Malaysia, Indonesia and China.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded pretax restructuring expense of approximately $0.1 million and $0.7 million during the three and nine months ended May 31, 2012, respectively, primarily related to other restructuring costs as part of the Italy plan. For the three and nine months ended May 31, 2011, the Company recorded pretax restructuring expense of approximately $1.8 million and $4.9 million, respectively, primarily for employee-related costs and other restructuring charges related to the Australia and Italy restructuring plans. As of May 31, 2012, the Company has a balance of approximately $1.4 million accrued for employee-related costs related to the Italy plan. In regards to the Italy plan, the Company expects minimal employee-related cash charges related to this plan during the remainder of fiscal 2012 as it completes the plan. As of May 31, 2012, the Company has a balance of approximately $0.3 million accrued for the Australia plan related to a future settlement of a contractual obligation and expects no additional charges related to this plan for the remainder of fiscal 2012.
See Note 4 for further details regarding the pre-tax impairment charge of approximately $2.4 million recognized in the third quarter of fiscal 2012 related to the Italy plan.
ASI United Kingdom Plan
On August 31, 2010, management announced plans to restructure its operations at its Crumlin, South Wales (U.K.) facility. The plan included moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines were shut down. As a result, the Company reduced headcount at this location by approximately 30. Approximately half of the reductions occurred in the second quarter of fiscal 2011 and the remaining headcount reductions occurred in the second quarter of fiscal 2012. The Company recorded minimal charges during the three and nine months ended May 31, 2012 and 2011. The Company expects no further charges and has no remaining accrual as of May 31, 2012 related to this plan as it is considered complete.
ICO Merger Plan
In conjunction with the acquisition of ICO, Inc. (“ICO”) in fiscal 2010, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed approximately $2.1 million in liabilities as a result of the merger related to these agreements, of which approximately $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded approximately $0.1 million and $0.5 million primarily in pretax employee-related costs during the three and nine months ended May 31, 2011, respectively, related to the integration of the ICO merger. The Company had no charges in the first nine months of fiscal 2012 and has no remaining accrual as of May 31, 2012 related to this plan as it is considered complete.
North America Masterbatch Fiscal 2010 Plan
On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded minimal pretax restructuring expenses during the three months ended May 31, 2011, and $0.4 million during the nine months ended May 31, 2011, primarily for employee-related costs associated with the closure. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. The Company had no charges in the first nine months of fiscal 2012 and has no remaining accrual as of May 31, 2012 related to this plan as it is considered complete.
Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2012 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2011	Fiscal 2012 Charges	Fiscal 2012 Paid	Accrual Balance May 31, 2012
	(In thousands)
Employee-related costs	$3,322	$5,484	$(5,100)	3,706
Other costs	403	1,301	(1,313)	391
Translation effect	70	—	—	(376)
Restructuring charges	$3,795	$6,785	$(6,413)	$3,721
Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
	(In thousands)
EMEA	$1,076	$300	$5,422	$2,622
Americas	868	56	1,363	518
APAC	—	1,487	—	2,639
Total	$1,944	$1,843	$6,785	$5,779

(13)	CONTINGENCIES AND CLAIMS
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
On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).
As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share.
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. The Company has not repurchased any shares of common stock under the new repurchase plan. Shares of common stock valued at approximately $70 million remained authorized for repurchase as of May 31, 2012.

(15)	ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods. The Company will adopt this standard for the first quarter of fiscal 2013.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount of the impairment loss, if any. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.
(16) SUBSEQUENT EVENT
On June 9, 2012, the Company entered into a joint venture agreement ("Agreement") with National Petrochemical Industrial Company ("NATPET") of Jeddah, Saudi Arabia ("KSA"), a subsidiary of Alujain Corporation, a Saudi Stock Exchange listed company.
The 50-50 venture formed by the Agreement, expected to be named NATPET-Schulman Engineering Plastic Compounds, will produce and globally sell polypropylene compounds. The venture is planning to build a polypropylene compounding plant in Yanbu, KSA, where production is expected to begin by the end of calendar year 2014.
Under the terms of the Agreement, the Company's initial equity investment in the venture will be approximately $14 million. Initial project costs, including construction of the facility and infrastructure needs as well as working capital requirements, are estimated to be approximately $70 million. Beyond the initial equity investment by the partners, the joint venture intends to take advantage of various low-interest loan options provided by the Saudi Industrial Development Fund and other lending institutions.

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

•	Overview: From management’s point of view, we discuss the following:

◦	Summary of our business and the markets in which we operate;

◦	Key trends, developments and challenges; and

◦	Significant events during the current fiscal year.

•	Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.
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
The Company has approximately 3,100 employees and 35 manufacturing facilities worldwide. Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The Company offers tolling services to customers in all product families except for distribution services.
Throughout this Management’s Discussion and Analysis, the Company provides operating results exclusive of certain items such as costs related to acquisitions, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Continuous Improvement. We are focused on improving our operations worldwide including the training of approximately 60 employees in Six Sigma Black Belt and Green Belt certification programs. As we continue to further integrate our recent acquisitions, we are constantly examining certain synergies that can be utilized to optimize our processes and performance. We are also controlling our selling, general and administrative expenses, especially in developed markets.

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

Fiscal Year 2012 Significant Events
In addition to the items discussed above, the following items represent significant events during fiscal year 2012:

1.
Increase in dividend. In October 2011, the Company increased its regular quarterly cash dividend by approximately 10% to $0.17 per common share from the prior quarter’s dividend of $0.155 per common share. In March 2012, the Company increased its regular quarterly cash dividend to $0.19 per common share, which represented a total increase of approximately 23% compared to fiscal 2011. This reflects the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders.

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

4.
Worldwide Production Expansion. To address increasing regional demand, the Company strategically added new engineered plastics manufacturing lines in China and Mexico, a new masterbatch line in Brazil and new specialty powders equipment in Mexico, France, Holland, and Italy. In fiscal 2012, the Company plans to invest approximately $7 million in its Akron, Ohio plant to add engineered plastics compounding capabilities to the facility as part of the optimization of capacity in the United States, of which approximately $6 million was invested in the first nine months of fiscal 2012.

5.
EMEA and Americas Restructuring. In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. Additionally, the Americas Nashville, Tennessee facility ceased production at the end of February 2012 and has transferred production to the Akron and Bellevue, Ohio plants to optimize the use of existing capacity and capitalize on growth opportunities.

6.
Business Acquisition. On January 31, 2012, the Company acquired Elian SAS for approximately $66.5 million. Elian provides specialty formulated color concentrates to end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding customer specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moves the Company into France’s color masterbatch market and improves the Company's product mix in the EMEA region.

7.
Corporate Headquarters. In April 2012, the Company announced it will move its corporate headquarters to a new leased location in Fairlawn, Ohio in calendar year 2013. The new facility will also serve as the Company's U.S. headquarters which includes relocating certain associates from its Product Technology Center in Akron, Ohio.

8.
Joint Venture Agreement. On June 9, 2012, the Company entered into a joint venture agreement with National Petrochemical Industrial Company ("NATPET") of Jeddah, Saudi Arabia (“KSA”), a subsidiary of Alujain Corporation, a Saudi Stock Exchange listed company. The 50-50 venture, expected to be named NATPET-Schulman Engineering Plastic Compounds, will produce and globally sell polypropylene compounds. The venture is planning to build a polypropylene compounding plant in Yanbu, KSA, where production is expected to begin by the end of calendar year 2014.

9.
Global Innovation Centers. In June 2012, the Company announced the opening of two global innovation centers in Germany and Mexico as part of our continuing focus on market-driven innovation. These centers will help us strengthen our relationships with customers, suppliers and other technical partners by further aligning our global technology and product development efforts with the current requirements and emerging needs of our customers and end-markets.

Results of Operations
Segment Information
EMEA

	Three months ended May 31,				Nine months ended May 31,
	2012	2011	Increase (decrease)		2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$383,852	$435,982	$(52,130)	(12.0)%	$1,069,304	$1,139,197	$(69,893)	(6.1)%
Segment gross profit	$49,612	$54,742	$(5,130)	(9.4)%	$133,926	$150,314	$(16,388)	(10.9)%
Segment operating income	$23,413	$25,726	$(2,313)	(9.0)%	$57,953	$66,850	$(8,897)	(13.3)%
Pounds sold	309,200	338,233	(29,033)	(8.6)%	882,292	969,073	(86,781)	(9.0)%
Price per pound	$1.241	$1.289	$(0.048)	(3.7)%	$1.212	$1.176	$0.036	3.1%
Gross profit per pound	$0.160	$0.162	$(0.002)	(1.2)%	$0.152	$0.155	$(0.003)	(1.9)%
Gross profit percentage	12.9%	12.6%			12.5%	13.2%
Three months ended May 31, 2012
EMEA net sales for the three months ended May 31, 2012 were approximately $383.9 million, a decrease of approximately $52.1 million, or 12.0%, compared with the prior-year period. Foreign currency translation negatively impacted net sales by approximately $20.4 million. The decrease in net sales was significantly impacted by reduced volume across all product families due to the economic environment in Europe, partially offset by approximately $9.3 million in incremental net sales from the Elian acquisition. Excluding foreign currency translation, price per pound increased approximately 1.4% to $1.307 per pound compared with the prior-year period primarily due to the masterbatch product family.
EMEA gross profit was approximately $49.6 million for the three months ended May 31, 2012, a decrease from approximately $54.7 million for the same three-month period last year. Foreign currency translation negatively impacted EMEA gross profit by approximately $2.5 million, which was partially offset by a contribution from the Elian acquisition. Excluding the foreign currency impact, gross profit per pound increased approximately 4.0% primarily in the engineered plastics and specialty powders product families offset by an overall decrease in volume of approximately 8.6% compared with the prior-year period.
EMEA operating income for the three months ended May 31, 2012 was approximately $23.4 million, a decrease of approximately $2.3 million compared with the same period last year. The decrease in operating income was primarily due to the decrease in gross profit offset by a positive contribution from the Elian acquisition and a reduction of approximately $2.8 million in selling, general and administrative expense as a result of realization of savings from restructuring initiatives. Foreign currency translation negatively impacted operating income by approximately $1.2 million.
Nine months ended May 31, 2012
EMEA net sales for the nine months ended May 31, 2012 were approximately $1,069.3 million, a decrease of approximately $69.9 million, or 6.1%, compared with the prior-year period. Foreign currency translation negatively impacted net sales by approximately $43.4 million. The decrease in net sales was also attributable to reduced volume across all product families as a result of the economic environment in Europe partially offset by an increase of approximately 3.1% in price per pound primarily in the masterbatch and engineered plastics product families and approximately $13.0 million in incremental net sales from the Elian acquisition. Excluding the impact of foreign currency, price per pound increased approximately 7.2% to $1.261 per pound.
EMEA gross profit was approximately $133.9 million for the nine months ended May 31, 2012, a decrease from approximately $150.3 million for the same nine-month period last year primarily as a result of reduced volume across all product families and a decrease in gross profit per pound primarily in the specialty powders and distribution services product families. Foreign currency translation adversely impacted EMEA gross profit by approximately $5.1 million, which was partially offset by a positive contribution from the Elian acquisition. Excluding the foreign currency impact, gross profit per pound increased approximately 1.6%.
EMEA operating income for the nine months ended May 31, 2012 was approximately $58.0 million, a decrease of approximately $8.9 million compared with the same period last year. The decrease in operating income was primarily due to the decrease in gross profit partially offset by a decrease of approximately $7.5 million in selling, general and administrative expenses compared with the prior year. Selling, general and administrative expenses were reduced as a result of EMEA's successful restructuring initiatives and its continued aggressive actions to control costs. Foreign currency translation adversely impacted EMEA operating income by approximately $2.3 million.
Americas

	Three months ended May 31,				Nine months ended May 31,
	2012	2011	Increase (decrease)		2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$147,059	$137,940	$9,119	6.6%	$404,685	$371,611	$33,074	8.9%
Segment gross profit	$21,273	$19,363	$1,910	9.9%	$60,796	$51,749	$9,047	17.5%
Segment operating income	$7,869	$4,892	$2,977	60.9%	$19,323	$12,091	$7,232	59.8%
Pounds sold	155,705	164,586	(8,881)	(5.4)%	439,415	468,716	(29,301)	(6.3)%
Price per pound	$0.944	$0.838	$0.106	12.6%	$0.921	$0.793	$0.128	16.1%
Gross profit per pound	$0.137	$0.118	$0.019	16.1%	$0.138	$0.110	$0.028	25.5%
Gross profit percentage	14.5%	14.0%			15.0%	13.9%
Three months ended May 31, 2012
Net sales for the Americas for the three months ended May 31, 2012 were approximately $147.1 million, an increase of approximately $9.1 million or 6.6% compared with the prior-year period. The increase in net sales was a result of the approximate 12.6% increase in price per pound, which was primarily attributable to the specialty powders and masterbatch product families, as well as approximately $4.1 million of incremental fiscal 2012 net sales from a fiscal 2011 acquisition. The decrease in volume of approximately 8.9 million pounds was primarily related to the masterbatch product family partially offset by increased volume in the specialty powders and engineered plastics product families. Foreign currency translation negatively impacted net sales by approximately $3.8 million. Excluding the foreign currency impact, price per pound increased approximately 15.6% to $0.969 per pound compared with the prior-year period.
Gross profit for the Americas was approximately $21.3 million for the three months ended May 31, 2012, an increase of approximately $1.9 million from the comparable period last year. The increases in gross profit and gross profit per pound of approximately 9.9% and 16.1%, respectively, were primarily in the engineered plastics product family. The Company was able to increase margins by improving product mix and implementing operational efficiencies from the Americas restructuring initiatives. In addition, a fiscal 2011 acquisition positively contributed incremental fiscal 2012 gross profit. Foreign currency translation negatively impacted gross profit by approximately $0.6 million. Excluding the impact of foreign currency, gross profit per pound increased approximately 19.0% compared with the prior-year period.
Operating income for the Americas for the three months ended May 31, 2012 was approximately $7.9 million compared with approximately $4.9 million last year. Operating income increased primarily due to improved gross profit per pound and a decrease of approximately $1.1 million in selling, general and administrative expenses. The decline in selling, general and administrative expenses was primarily due to successful restructuring initiatives and cost control efforts realized as a result of the Nashville, Tennessee facility shutdown, partially offset by incremental expenses from a fiscal 2011 acquisition. Foreign currency translation negatively impacted operating income by approximately $0.3 million.
Nine months ended May 31, 2012
Net sales for the Americas for the nine months ended May 31, 2012 were approximately $404.7 million, an increase of approximately $33.1 million or 8.9% compared with the prior-year period. The increase in net sales was a result of the approximate 16.1% increase in price per pound, which was spread across all product families, as well as approximately $16.4 million of incremental fiscal 2012 net sales from fiscal 2011 acquisitions. The decrease in volume of approximately 29.3 million pounds was primarily related to the masterbatch product family. Foreign currency translation negatively impacted net sales by approximately $10.6 million. Excluding the foreign currency impact, price per pound increased approximately 19.2% to $0.945 per pound compared with the prior-year period.
Gross profit for the Americas was approximately $60.8 million for the nine months ended May 31, 2012, an increase of approximately $9.0 million from the comparable period last year. The increases in gross profit and gross profit per pound of approximately 17.5% and 25.5%, respectively, were primarily in the masterbatch, specialty powders and engineered plastics product families. The Company was able to improve margins in light of rising raw material costs by improving product mix and implementing operational efficiencies. In addition, the fiscal 2011 acquisitions positively contributed incremental fiscal 2012 gross profit. Foreign currency translation negatively impacted gross profit by approximately $2.0 million. Excluding the impact of foreign currency, gross profit per pound increased approximately 29.9% compared with the prior-year period.

Operating income for the Americas for the nine months ended May 31, 2012 was approximately $19.3 million compared with approximately $12.1 million last year. Operating income increased primarily due to improved gross profit per pound offset by an increase of approximately $1.8 million in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily a result of incremental expenses from fiscal 2011 acquisitions. Foreign currency translation negatively impacted operating income by approximately $0.9 million.
APAC

	Three months ended May 31,				Nine months ended May 31,
	2012	2011	Increase (decrease)		2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$38,196	$37,220	$976	2.6%	$108,318	$104,060	$4,258	4.1%
Segment gross profit	$5,784	$4,783	$1,001	20.9%	$16,589	$12,721	$3,868	30.4%
Segment operating income	$2,913	$1,698	$1,215	71.6%	$7,976	$3,890	$4,086	105.0%
Pounds sold	33,264	32,595	669	2.1%	91,460	98,845	(7,385)	(7.5)%
Price per pound	$1.148	$1.142	$0.006	0.5%	$1.184	$1.053	$0.131	12.4%
Gross profit per pound	$0.174	$0.147	$0.027	18.4%	$0.181	$0.129	$0.052	40.3%
Gross profit percentage	15.1%	12.9%			15.3%	12.2%
Three months ended May 31, 2012
Net sales for APAC for the three months ended May 31, 2012 were approximately $38.2 million, an increase of approximately $1.0 million compared with the same prior-year period due to increased volume and the favorable impact of foreign currency translation. The increase in volume of approximately 2.1% was primarily related to the masterbatch and engineered product families partially offset by the specialty powders product family.
Gross profit for APAC for the three months ended May 31, 2012 was approximately $5.8 million, an increase of approximately 20.9% compared with last year. The increase in gross profit and gross profit per pound were primarily due to successful restructuring initiatives with the Braeside, Australia plant closure and consolidation which improved the cost structure. In addition, APAC continued its focus on products with higher technical requirements. Foreign currency translation had a minimal impact on gross profit.
APAC operating income for the three months ended May 31, 2012 was approximately $2.9 million compared with approximately $1.7 million last year. The increase in profitability was principally due to the increase in gross profit and a slight decrease in selling, general and administrative expenses. Foreign currency translation did not have a significant impact on operating income.
Nine months ended May 31, 2012
Net sales for APAC for the nine months ended May 31, 2012 were approximately $108.3 million, an increase of approximately $4.3 million compared with the same prior-year period. Net sales increased as a result of improved selling price per pound of approximately 12.4% partially offset by a decrease in volume of approximately 7.5%. Foreign currency translation favorably impacted net sales by approximately $1.9 million. The increase in net sales was primarily related to the masterbatch and engineered plastics product families partially offset by decreased net sales in the specialty powders product family. The reduction in volume was primarily attributable to a decline in specialty powders export net sales due to the general economic climate in Europe.
Gross profit for APAC for the nine months ended May 31, 2012 was approximately $16.6 million, an increase of approximately $3.9 million or 30.4% compared with last year. The increase in gross profit and gross profit per pound were primarily due to Braeside, Australia plant closure and consolidation in connection with successful restructuring initiatives that have improved the cost structure. In addition, APAC continued its focus on products with higher technical requirements. Foreign currency translation had a favorable impact on gross profit of approximately $0.3 million.
APAC operating income for the nine months ended May 31, 2012 was approximately $8.0 million compared with approximately $3.9 million last year. The increase in profitability was principally due to the increase in gross profit. Foreign currency translation favorably impacted operating income by approximately $0.2 million.

Consolidated Results of Operations

	Three months ended May 31,				Nine months ended May 31,
	2012	2011	Increase (decrease)		2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$569,107	$611,142	$(42,035)	(6.9)%	$1,582,307	$1,614,868	$(32,561)	(2.0)%
Total segment gross profit	$76,669	$78,888	$(2,219)	(2.8)%	$211,311	$214,784	$(3,473)	(1.6)%
Total segment operating income	$34,195	$32,316	$1,879	5.8%	$85,252	$82,831	$2,421	2.9%
Pounds sold	498,169	535,414	(37,245)	(7.0)%	1,413,167	1,536,634	(123,467)	(8.0)%
Price per pound	$1.142	$1.141	$0.001	0.1%	$1.120	$1.051	$0.069	6.6%
Total segment gross profit per pound	$0.154	$0.147	$0.007	4.8%	$0.150	$0.140	$0.010	7.1%
Total segment gross profit percentage	13.5%	12.9%			13.4%	13.3%
Three months ended May 31, 2012
The decrease of approximately $42.0 million in consolidated net sales for the three months ended May 31, 2012 compared with the prior-year period was primarily a result of the approximate $23.5 million negative impact of foreign currency translation and a decrease in volume of approximately 7.0%.
Total segment gross profit, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures section below, for the three months ended May 31, 2012 was approximately $76.7 million, compared with approximately $78.9 million last year. Total segment gross profit percentages increased across all regions as a result of the continued improvement in product mix and the impact of successful restructuring initiatives. Excluding the foreign currency impact, total segment gross profit increased by approximately $0.8 million.
The Company’s selling, general and administrative expenses, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures section below, decreased approximately $3.4 million for the three months ended May 31, 2012 compared with the same period in the prior year. The decrease was primarily attributable to the Company realizing selling, general and administrative expense synergies in connection with the continued integration of acquisitions and efforts to control costs. Additionally, total incentive and equity compensation expense decreased approximately $0.8 million. Foreign currency translation favorably impacted selling, general and administrative expense by approximately $1.6 million.
Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures section below, for the three months ended May 31, 2012 was approximately $34.2 million, an increase of approximately $1.9 million compared with last year. Foreign currency translation had a negative impact on operating income of approximately $1.3 million.
Nine months ended May 31, 2012
Foreign currency translation adversely impacted consolidated net sales by approximately $52.1 million. Excluding the foreign currency impact, consolidated net sales increased approximately $19.5 million. The Company was able to increase the average selling price per pound by approximately 10.0%, excluding the impact of foreign currency, which offset the volume decrease of approximately 8.0%.
Total segment gross profit, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures section below, for the nine months ended May 31, 2012 was approximately $211.3 million. Excluding the foreign currency impact, total segment gross profit increased approximately $3.3 million, compared with last year, primarily as a result of successful restructuring initiatives and increased average selling price per pound.
The Company’s selling, general and administrative expenses, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial Measures section below, decreased approximately $8.6 million for the nine months ended May 31, 2012 compared with the same period in the prior year. The decrease was primarily attributable to the Company realizing selling, general and administrative expense synergies in connection with the continued integration of acquisitions and efforts to control costs. Additionally, total incentive and equity compensation expense decreased approximately $2.6 million, offset by an increase in bad debt expense of approximately $2.0 million. Foreign currency translation favorably impacted selling, general and administrative expense by approximately $3.8 million.
Total segment operating income, excluding certain items as described in the Reconciliation of GAAP and Non-GAAP Financial

Measures section below, for the nine months ended May 31, 2012 was approximately $85.3 million, an increase of approximately $2.4 million compared with last year. Foreign currency translation had a negative impact on operating income of approximately $3.0 million.
The Company recorded asset impairment charges of approximately $2.6 million for the three and nine months ended May 31, 2012 primarily related to the write-down to estimated fair value of the Company's facility in Verolanuova, Italy as a result of Italy restructuring initiatives, further discussed in Note 12. The Company recorded asset impairment charges of approximately $0.1 million and $1.9 million for the three and nine months ended May 31, 2011, respectively, associated with the closure of the Polybatch Color Center located in Sharon Center, Ohio.
Interest expense, net of interest income, increased approximately $1.7 million for the nine months ended May 31, 2012, as compared with the same period in the prior year primarily due to increased average outstanding principal balances as a result of the January 31, 2012 acquisition of Elian and higher average interest rates. As of May 31, 2012, debt previously incurred related to the acquisition of Elian was repaid.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of approximately $0.1 million and $0.6 million for the three and nine months ended May 31, 2012, respectively, compared with foreign currency transaction losses of approximately $0.1 million and $1.4 million during the three and nine months ended May 31, 2011, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.
Other income for the three and nine months ended May 31, 2012 was approximately $0.1 million and $1.1 million, respectively, compared with approximately $1.6 million and $2.1 million for the three and nine months ended May 31, 2011, respectively. The third quarter of fiscal 2011 included a gain of approximately $1.2 million related to a sale of property.
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
Net income attributable to the Company’s stockholders was approximately $17.0 million and $18.8 million for the three months ended May 31, 2012 and 2011, respectively, and approximately $39.7 million and $35.1 million for the nine months ended May 31, 2012 and 2011, respectively. Foreign currency translation had a negative impact of approximately $0.8 million and $1.6 million on net income for the three and nine months ended May 31, 2012.
Product Markets
The largest markets served by the Company are the packaging and automotive markets. Other markets include appliances, medical, consumer products, electrical/electronics, office equipment, agriculture and construction. The approximate percentage of consolidated net sales by market for the three and nine months ended May 31, 2012 as compared with May 31, 2011 is as follows:

	Three months ended May 31, 2012			Three months ended May 31, 2011
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	34%	11%	55%	31%	11%	58%
Americas	21%	15%	64%	21%	18%	61%
APAC	54%	0%	46%	45%	0%	55%
Worldwide	32%	11%	57%	30%	12%	58%

	Nine months ended May 31, 2012			Nine months ended May 31, 2011
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	32%	11%	57%	31%	10%	59%
Americas	21%	16%	63%	20%	19%	61%
APAC	52%	0%	48%	45%	0%	55%
Worldwide	31%	11%	58%	30%	11%	59%
Product Families
Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the three and nine months ended May 31, 2012 and 2011 are as follows:

	Three months ended May 31,
	2012		2011
	(In thousands)
Masterbatch	$242,046	43%	$243,556	40%
Engineered plastics	141,214	25	154,175	25
Specialty powders	92,405	16	102,927	17
Distribution services	93,442	16	110,484	18
	$569,107	100%	$611,142	100%

	Nine months ended May 31,
	2012		2011
	(In thousands)
Masterbatch	$653,031	41%	$647,933	40%
Engineered plastics	409,459	26	401,228	25
Specialty powders	256,982	16	279,289	17
Distribution services	262,835	17	286,418	18
	$1,582,307	100%	$1,614,868	100%
Capacity
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the three and nine months ended May 31, 2012 and 2011 are as follows:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
EMEA	87%	85%	81%	79%
Americas	70%	67%	67%	64%
APAC	90%	81%	84%	86%
Worldwide	80%	78%	75%	74%
Restructuring
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded approximately $0.7 million and $4.6 million of pretax employee-related restructuring costs during the three and nine months ended May 31, 2012, respectively. As of May 31, 2012, the Company has a balance of approximately $1.5 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related cash charges related to this plan during the remainder of fiscal 2012 as it completes the plan.
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to the Akron and Bellevue, Ohio facilities in order to optimize the use of existing capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and as of May 31, 2012, the Company reduced headcount by approximately 70. The Company recorded approximately $0.9 million and $1.4 million of pretax employee-related restructuring expense associated with this plan during the three and nine months ended May 31, 2012, respectively. As of May 31, 2012, the Company has a balance of approximately $0.6 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pre-tax employee-related cash charges and other restructuring expenses of less than $1.0 million during the remainder of fiscal 2012 as it completes the plan.
Italy Plan
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
The Company recorded pretax restructuring expense of approximately $0.1 million and $0.7 million during the three and nine months ended May 31, 2012, respectively. For the three and nine months ended May 31, 2011, the Company recorded pretax restructuring expense of approximately $0.3 million and $2.3 million, respectively, primarily for employee-related costs and other restructuring charges. As of May 31, 2012, the Company has a balance of approximately $1.4 million accrued for employee-related costs. The Company expects minimal employee-related cash charges related to this plan during the remainder of fiscal 2012 as it completes the plan.
See Note 12 for further details regarding the Company's restructuring activities.
Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2012 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2011	Fiscal 2012 Charges	Fiscal 2012 Paid	Accrual Balance May 31, 2012
	(In thousands)
Employee-related costs	$3,322	$5,484	$(5,100)	3,706
Other costs	403	1,301	(1,313)	391
Translation effect	70	—	—	(376)
Restructuring charges	$3,795	$6,785	$(6,413)	$3,721
Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2012 and 2011 is as follows:

	Three months ended		Three months ended
	May 31, 2012		May 31, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$7,585	35.0%	$8,802	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,177)	(19.3)	(3,915)	(15.6)
U.S. and foreign losses with no tax benefit	518	2.4	1,320	5.3
U.S. restructuring and other U.S. unusual charges with no benefit	391	1.8	(147)	(0.6)
Italian valuation allowance adjustment	(1,633)	(7.5)	—	—
Establishment (resolution) of uncertain tax positions	1,674	7.7	34	0.1
Other	65	0.3	131	0.6
Total income tax expense (benefit)	$4,423	20.4%	$6,225	24.8%
The effective tax rate for the three months ended May 31, 2012 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and an adjustment to the Italian valuation allowance. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses as well as the establishment of uncertain tax positions. The change in the effective rate as compared with the same period last year was driven primarily by a decrease in the U.S. and foreign losses with no tax benefit.
The effective tax rate for the three months ended May 31, 2011 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
During the three months ended May 31, 2012, the Company recorded an adjustment to reverse the remainder of the valuation allowance against certain deferred tax assets in Italy. A portion of the valuation allowance had been reversed during the three months ended November 30, 2011 due to an Italian tax law change. During the third quarter of fiscal 2012, the Company concluded that it is more likely than not that the Company will realize a benefit for the Italian deferred tax assets and therefore the remainder of the valuation allowance was reversed. Positive evidence for the reversal of the valuation allowance included the Italian entity becoming profitable on a three year cumulative basis and forecasted positive earnings for the current year.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2012 and 2011 is as follows:

	Nine months ended		Nine months ended
	May 31, 2012		May 31, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$17,699	35.0%	$17,239	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(10,183)	(20.1)	(10,945)	(22.2)
U.S. and foreign losses with no tax benefit	2,274	4.5	5,655	11.5
U.S. restructuring and other U.S. unusual charges with no benefit	641	1.3	1,061	2.2
Italian valuation allowance adjustment	(2,380)	(4.7)	—	—
Establishment (resolution) of uncertain tax positions	1,692	3.3	21	—
Other	324	0.6	644	1.3
Total income tax expense (benefit)	$10,067	19.9%	$13,675	27.8%
The effective tax rate for the nine months ended May 31, 2012 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and an adjustment to the Italian valuation allowance. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses as well as the establishment of uncertain tax positions. The change in the effective tax rate as compared with the same period last year was driven primarily by a decrease in the U.S. and foreign losses with no tax benefit.
The effective tax rate for the nine months ended May 31, 2011 was less than the U.S. statutory rate primarily because of the Company's overall foreign tax rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.

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
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
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
The Company completed the step one EMEA SP goodwill impairment analysis in the second quarter of fiscal 2012 and concluded that there was no goodwill impairment because the fair value of the reporting unit exceeded its carrying value by approximately 8%. The EMEA SP reporting unit had approximately $18 million of goodwill as of May 31, 2012.
The Company concluded there were no triggering events which would have required a goodwill impairment test as of May 31, 2012.
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
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the three months ended May 31, 2012 and 2011. Restructuring related costs include items such as employee severance charges, lease termination charges, curtailment gains and other employee termination costs. Inventory step-up costs are related to the adjustment for the fair value of inventory acquired as a result of acquisition purchase accounting. Tax benefits (charges) include the effect of the adjustment to the Italian valuation allowance in fiscal 2012 and the realization of certain deferred tax assets in the first nine months of fiscal 2011 as a result of the fiscal 2010 ICO acquisition.

Three months ended May 31, 2012	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$569,107	$—	$—	$—	$—	$—	$569,107
Cost of sales	492,518	—	—	—	(80)	—	492,438
Selling, general and administrative expenses	48,861	—	(192)	—	—	—	48,669
Restructuring expense	1,944	—	—	(1,944)	—	—	—
Asset impairment	2,586	(2,586)	—	—	—	—	—
Curtailment (gain) loss	(101)	—	—	101	—	—	—
Operating income	23,299	2,586	192	1,843	80	—	28,000
Interest expense, net	1,635	—	—	—	—	—	1,635
Foreign currency transaction (gains) losses	53	—	—	—	—	—	53
Other (income) expense, net	(60)	—	—	—	—	—	(60)
Income before taxes	21,671	2,586	192	1,843	80	—	26,372
Provision (benefit) for U.S. and foreign income taxes	4,423	669	45	287	27	260	5,711
Net income	17,248	1,917	147	1,556	53	(260)	20,661
Noncontrolling interests	(252)	—	—	—	—	—	(252)
Net income attributable to A. Schulman, Inc.	$16,996	$1,917	$147	$1,556	$53	$(260)	$20,409
Diluted EPS	$0.57						$0.69
Weighted-average number of shares outstanding—diluted	29,569						29,569

Three months ended May 31, 2011	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$611,142	—	$—	$—	$—	$—	$611,142
Cost of sales	532,254	—	—	—	—	—	532,254
Selling, general and administrative expenses	51,746	—	319	—	—	—	52,065
Restructuring expense	1,843	—	—	(1,843)	—	—	—
Asset impairment	125	(125)	—	—	—	—	—
Operating income	25,174	125	(319)	1,843	—	—	26,823
Interest expense, net	1,602	—	—	—	—	—	1,602
Foreign currency transaction (gains) losses	60	—	—	—	—	—	60
Other (income) expense, net	(1,637)	—	—	—	—	—	(1,637)
Income before taxes	25,149	125	(319)	1,843	—	—	26,798
Provision (benefit) for U.S. and foreign income taxes	6,225	—	37	95	—	—	6,357
Net income	18,924	125	(356)	1,748	—	—	20,441
Noncontrolling interests	(170)	—	—	—	—	—	(170)
Net income attributable to A. Schulman, Inc.	$18,754	$125	$(356)	$1,748	$—	$—	$20,271
Diluted EPS	$0.60						$0.65
Weighted-average number of shares outstanding—diluted	31,061						31,061
The tables below reconcile net income excluding certain items and net income per diluted share excluding certain items to net income and net income per diluted share for the nine months ended May 31, 2012 and 2011.

Nine months ended May 31, 2012	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,582,307	$—	$—	$—	$—	$—	$1,582,307
Cost of sales	1,371,673	—	—	—	(677)	—	1,370,996
Selling, general and administrative expenses	145,692	—	(1,066)	—	—	—	144,626
Restructuring expense	6,785	—	—	(6,785)	—	—	—
Asset impairment	2,586	(2,586)	—	—	—	—	—
Curtailment (gain) loss	(310)	—	—	310	—	—	—
Operating income	55,881	2,586	1,066	6,475	677	—	66,685
Interest expense, net	5,857	—	—	—	—	—	5,857
Foreign currency transaction (gains) losses	569	—	—	—	—	—	569
Other (income) expense, net	(1,113)	—	—	—	—	—	(1,113)
Income before taxes	50,568	2,586	1,066	6,475	677	—	61,372
Provision (benefit) for U.S. and foreign income taxes	10,067	669	114	1,571	226	967	13,614
Net income	40,501	1,917	952	4,904	451	(967)	47,758
Noncontrolling interests	(850)	—	—	—	—	—	(850)
Net income attributable to A. Schulman, Inc.	$39,651	$1,917	$952	$4,904	$451	$(967)	$46,908
Diluted EPS	$1.34						$1.59
Weighted-average number of shares outstanding—diluted	29,585						29,585

Nine months ended May 31, 2011	As Reported	Asset Write- downs	Costs Related to Acquisitions	Restructuring Related	Inventory Step-up	Tax Benefits (Charges)	Before Certain Items
	(In thousands, except per share data)
Net sales	$1,614,868	—	$—	$—	$—	$—	$1,614,868
Cost of sales	1,400,367	—	—	—	(283)	—	1,400,084
Selling, general and administrative expenses	154,081	—	(876)	—	—	—	153,205
Restructuring expense	5,779	—	—	(5,779)	—	—	—
Asset impairment	1,925	(1,925)	—	—	—	—	—
Operating income	52,716	1,925	876	5,779	283	—	61,579
Interest expense, net	4,138	—	—	—	—	—	4,138
Foreign currency transaction (gains) losses	1,398	—	—	—	—	—	1,398
Other (income) expense, net	(2,074)	—	—	—	—	—	(2,074)
Income before taxes	49,254	1,925	876	5,779	283	—	58,117
Provision (benefit) for U.S. and foreign income taxes	13,675	—	37	824	99	65	14,700
Net income	35,579	1,925	839	4,955	184	(65)	43,417
Noncontrolling interests	(441)	—	—	—	—	—	(441)
Net income attributable to A. Schulman, Inc.	$35,138	$1,925	$839	$4,955	$184	$(65)	$42,976
Diluted EPS	$1.12						$1.37
Weighted-average number of shares outstanding—diluted	31,289						31,289
Liquidity and Capital Resources
Net cash provided from operations was approximately $34.5 million and net cash used in operations was approximately $6.0 million for the nine months ended May 31, 2012 and 2011, respectively. The improvement of $40.5 million in cash provided by operations was primarily due to the improvement in working capital management for the nine months ended May 31, 2012 as compared to the prior year.
The Company’s cash and cash equivalents decreased approximately $86.3 million from August 31, 2011. This decrease was driven primarily by the acquisition of Elian SAS for approximately $64.9 million in net cash consideration (funded in Euros), the repurchase of treasury shares totaling approximately $21.5 million, expenditures for capital projects of approximately $27.5 million, and dividend payments of approximately $15.4 million. Combined, these four uses of cash and cash equivalents totaled $129.3 million, and were offset by increased net borrowings on revolving credit facilities of approximately $27.1 million and net cash provided from operations.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2012	August 31, 2011	May 31, 2011
Days in receivables	51	54	55
Days in inventory	50	48	54
Days in payables	42	42	44
Total working capital days	59	60	65

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2012	August 31, 2011	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$69,453	$155,753	$(86,300)	(55.4)%
Working capital, excluding cash	$251,086	$273,964	$(22,878)	(8.4)%
Long-term debt	$167,752	$184,598	$(16,846)	(9.1)%
Total debt	$203,785	$196,148	$7,637	3.9%
Net debt*	$134,332	$40,395	$93,937	232.5%
Total A. Schulman, Inc.’s stockholders’ equity	$499,494	$548,504	$(49,010)	(8.9)%
* Total debt less cash and cash equivalents
As of May 31, 2012, approximately 96% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to approximately 87% as of August 31, 2011. The increase in the percentage of cash and cash equivalents held by foreign subsidiaries as of May 31, 2012 as compared to August 31, 2011 is primarily due to the distribution of cash from the Company's European subsidiaries to the U.S. at the end of fiscal 2011. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested.
Working capital, excluding cash, was approximately $251.1 million as of May 31, 2012, a decrease of approximately $22.9 million from August 31, 2011. The primary reasons for the decrease in working capital from August 31, 2011 included a decrease of approximately $26.0 million in accounts receivable and an increase of approximately $24.5 million in short-term debt offset by an increase in inventory of approximately $2.9 million and decreases in accrued liabilities and accounts payable of approximately $16.9 million and $5.7 million, respectively. The translation effect of foreign currencies, primarily the Euro, decreased accounts receivable by approximately $39.8 million and inventory by approximately $30.8 million. Excluding the impact of translation of foreign currencies, accounts receivable increased approximately $13.8 million, and inventory increased approximately $33.7 million. The increase in inventory is primarily due to increased tonnage. Accounts payable increased approximately $24.0 million, excluding the impact of foreign currency, primarily as a result of the aforementioned increase in inventory.
Capital expenditures for the nine months ended May 31, 2012 were approximately $27.5 million compared with approximately $18.4 million last year. Capital expenditures for fiscal year 2012 primarily relate to additional manufacturing lines to address increasing regional demand and the investment in the Akron, Ohio plant to add engineering plastics compounding capabilities.
In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement which provides for an aggregate revolving loan facility (the “Revolving Facility") not to exceed $300 million. For further discussion regarding the Company’s Revolving Facility, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. As of May 31, 2012, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2012. The Revolving Facility matures on January 7, 2016. As of May 31, 2012, the amount available under the Revolving Facility was reduced by outstanding letters of credit of approximately $1.7 million and borrowings of approximately $111.0 million which is included in long-term debt in the Company’s consolidated balance sheet.
On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Company may, at its option, prepay all or part of the Dollar Notes. As of May 31, 2012, the Dollar Notes are classified as short-term debt in the Company's consolidated balance sheet.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximated $62.4 million as of May 31, 2012.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of May 31, 2012, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a covenant violation is reasonably possible as of May 31, 2012.
Both the Revolving Facility and the Senior Notes are supported by up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
Below summarizes the Company’s available funds as of May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
	(In thousands)
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	47,610	65,436
Total gross available funds from credit lines and notes	$347,610	$365,436
Credit Facility	$187,299	$213,121
Foreign uncollateralized short-term lines of credit	41,663	58,437
Total net available funds from credit lines and notes	$228,962	$271,558
Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of approximately $116.9 million and approximately $92.0 million as of May 31, 2012 and August 31, 2011, respectively, and issued letters of credit of approximately $1.7 million and $1.9 million as of May 31, 2012 and August 31, 2011, respectively.
The Company was in a net debt position of approximately $134.3 million and approximately $40.4 million as of May 31, 2012 and August 31, 2011, respectively. The change of approximately $93.9 million was a result of a decrease in cash and cash equivalents of approximately $86.3 million and an increase in total debt of approximately $7.6 million due to the acquisition of Elian, dividend payments, share repurchases, working capital needs and capital expenditures.
During the three and nine months ended May 31, 2012, the Company declared and paid quarterly cash dividends of $0.19 and $0.53 per common share, respectively. The total amount of these dividends was approximately $5.4 million and $15.4 million, respectively. Cash flow has been sufficient to fund the payment of these dividends.
On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).
As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share.
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. The Company has not repurchased any shares of common stock under the new repurchase plan. Shares of common stock valued at approximately $70 million remained authorized for repurchase as of May 31, 2012.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Canadian dollar, Mexican peso, Australian dollar, Indian rupee, Malaysian ringgit, Chinese yuan, Brazilian real, and Indonesian rupiah. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the nine months ended May 31, 2012 decreased the accumulated other comprehensive income (loss) account by approximately $56.0 million which was primarily the result of an approximate 14.2% decrease in the value of the Euro from 1.445 Euros to 1 U.S. dollar as of August 31, 2011 to 1.2403 as of May 31, 2012.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
As of May 31, 2012, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011.
Operating lease information is provided in Note 12 to the consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011 as there has been no significant changes.
The Company’s outstanding commercial commitments as of May 31, 2012 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2012.
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

•	changes in customer demand and requirements;

•	effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions, joint ventures and restructuring initiatives;

•	escalation in the cost of providing employee health care;

•	uncertainties regarding the resolution of pending and future litigation and other claims;

•	the performance of the global automotive market; and

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products.
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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the second quarter of fiscal 2012, the Company acquired Elian SAS. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting did not include Elian SAS. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).
As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of approximately $17.60 per share. As of October 10, 2011, the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of approximately $18.70 per share.
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. The Company has not repurchased any shares of common stock under the new repurchase plan. Shares of common stock valued at approximately $70 million remained authorized for repurchase as of May 31, 2012.

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

10.1
Shareholders' Agreement among A. Schulman, Inc., A. Schulman Europe International B.V. and National Petrochemical Industrial Company (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	July 9, 2012