Form 10-K
period 2012-08-31
SCHULMAN A INC
filed 2012-10-24
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑         No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
As of February 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $735,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,297,796 shares of common stock, $1.00 par value, at October 15, 2012.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) was founded as an Ohio corporation in 1928 by Alex Schulman in Akron, Ohio as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, innovation centers and sales offices in numerous countries. The Company changed its state of incorporation to Delaware in 1969 and went public in 1972. Today, A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds, resins and services and provides innovative solutions to meet its customers' demanding requirements through proprietary and custom-formulated products. The Company's customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agriculture, personal care and hygiene, sports and leisure, custom services and others. Recent acquisitions have strengthened the Company's core businesses serving its masterbatch, engineered plastics and specialty powders customers.

The Company leverages the following competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth:

•	The Company's sales and marketing teams partner with customers to understand needs and provide tailored solutions that maximize success through its broad and diverse product line.

•
The Company has a solid reputation in product innovation and application development driven by its customer relationships and research and development capabilities. To further enhance these capabilities, the Company introduced global innovation centers, A. Schulman Academy in Kerpen, Germany and Polynnova in San Luis Potosi, Mexico. A. Schulman Academy combines research and innovation in plastics engineering and application technology with specific product developments, and Polynnova manages the development of collaborative business projects through networks comprised of customers, suppliers, academic institutions and research centers.

•
The Company's collaborative innovation with customers is evidenced through industry recognition. In August 2012, the Company received the 2012 Society of Plastics Engineers (SPE) Europe Automotive Grand Innovation Award for its Polyfort PPC 03 SP-E unreinforced polypropylene copolymer.

•	The Company's procurement teams are critical to its success as its global purchasing leverage strategy positions the Company to formulate and manufacture products competitively.

•	The Company has manufacturing facilities worldwide allowing it to be an ideal partner by quickly servicing target markets for key global customers.

•	The Company's strong financial position provides the resources to effectively grow in the current economic environment as well as aggressively pursue growth through acquisitions.

The Company has successfully created a strong presence in the global market place, providing new and enhanced product solutions that result in a product portfolio that is strongly positioned in the markets we serve. With world-class innovation centers strategically positioned around the world, A. Schulman is able to anticipate and respond to changing market and customer needs. Accordingly, the Company's collaboration between development and production is especially important to the Company, as well as its customers, as quick response to meet their needs is critical. Of course, quick response means little without quality. A. Schulman has a long and proud history of consistently supplying products of the highest standards, which is evidenced by the Company's numerous certifications and accreditations as well as supplier awards.

Information regarding the amount of net sales, operating income and identifiable assets attributable to each of the Company's business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

Business Segments

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following regions, which are also the Company's reportable segments: Europe, Middle East and Africa (“EMEA”), the Americas, and Asia Pacific (“APAC”). Each reportable segment has a General Manager/Chief Operating Officer who reports to the CODM.

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

Recent Business Transactions

On January 31, 2012, the Company acquired all of the issued share capital of Elian SAS (“Elian”), a French portfolio company of British Vita plc with approximately 100 employees, for $66.5 million, which included the repayment of $4.3 million in Elian debt. The results of Elian’s operations have been included in the consolidated financial statements since the date of acquisition, January 31, 2012. Elian provides specialty formulated color concentrates to over 1,000 customers in end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding specifications. Elian adds to the Company's existing product portfolio that offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moves the Company into France’s color masterbatch market and improves the Company's product mix in the EMEA region.

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

On September 4, 2012, the Company acquired ECM Plastics, Inc., a privately owned, leading plastics compounder located in Worcester, Massachusetts. ECM Plastics, Inc. provides custom color matching, specialty additive formulations and plastic compounding based on a broad range of thermoplastic resins for a variety of specification-driven markets. ECM Plastics, Inc.'s advanced color development technology ensures consistent critical color matching and high-performance results for applications in consumer goods, cosmetics packaging, coated fabrics, optical products, electronics, bioplastics, geotextiles, sporting goods, toys and novelties, wire and cable products, aerospace components, and medical devices. The one-facility company employs approximately 140 people. ECM Plastics, Inc. adds to the Company's existing expertise in custom color matching, higher-value compounding and specialty additive formulations, which makes it a strategic fit as the Company continues to focus on niche products. The Company expects ECM Plastics, Inc. will provide strong synergies when combined with our current masterbatch and engineered plastics product families allowing us to strengthen our position for long-term profitable growth in the United States.

Product Families

Through fiscal 2012, the Company operated primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. In addition to compounded products, the Company also offers tolling/producer services in the specialty powders and masterbatch product families, where the Company processes material provided and owned by customers to produce specialized compounds and powders.

In August 2012, the Company conducted an extensive evaluation of its three regional segments, specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012, the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions.

Masterbatch

Masterbatches (also referred to as “concentrates”) are often the key ingredient in a successful application product formula. These highly concentrated compounds are combined with polymer resins by the Company’s customers at the point-of-process to provide a material solution that allows our customers to meet needed performance criteria for a given product application.

The Company first began supplying masterbatches through its innovation center in Bornem, Belgium in the early 1960s. Since then, the Company has expanded its presence in masterbatch globally. Recent acquisitions have broadened the Company’s product offerings in the high-quality and custom color masterbatch markets, provided capacity, flexibility and efficiency to advance growth in targeted markets, and reduced dependence on large volume, commodity automotive applications. The Company’s manufacturing and innovation facilities, such as Polynnova, are strategically positioned around the world to ensure that orders are shipped within specification and on time. The primary innovation centers are in Bornem, Belgium and San Luis Potosi, Mexico.

The masterbatch product portfolio, which is designed to improve the performance, appearance, and processing of plastics for the intended application, includes:

• Polybatch®	Additive Compounds for Film and Molding
• Polyblak®	Carbon Black Color Concentrates
• Polywhite®	White Color Concentrates
• Polypet®	Additive Compounds for polyester resins
• Polypearl®	Additive Compounds for special pearl effects
• Polystat®	Antistatic Concentrates
• Papermatch®	Masterbatch for the production of synthetic paper
• Polycolor®	Custom Color Concentrates for Film and Molding
• Polyfresh®	Absorptive Concentrate to reduce odors

Additive solutions are available to enhance performance properties including but not limited to: antibacterial, ultra-violet (“UV”), anti-static, barrier (optimal heat and light transmittance), antioxidants (protection of foods) and processing (foaming agents, slip, process aids, release agents, and antiblocking). The Company’s offering of colorant solutions is also expansive, including a wide spectrum of standard and customized colors, as well as special effects including but not limited to: metallics, pearlescent (shimmer), thermochromic (heat sensitive), photochromic (light sensitive), fluorescent, phosphorescent (glow-in-the-dark) and interference (color shift) technologies. In many instances the Company’s products are designed to deliver one or more of these attributes to meet customer needs.

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

Engineered Plastics

Engineered plastics provide unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer specifications for durable applications. The Company’s products are often developed to replace metal and other specialty polymeric materials.

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

The result of this innovation forms a pipeline of products being produced in A. Schulman facilities around the world. The Company offers an extensive portfolio based on a variety of polymers within the engineered plastics product family, allowing customers to tailor solutions that meet their exact performance needs. The following products focus on the ability to develop enhanced polymer solutions:

• Invision®	Thermoplastic Elastomers and Vulcanizates
• Schulamid®	Filled and Unfilled Nylon Compounds
• Schuladur®	Filled and Unfilled PBT Compounds
• Schulablend M/MK®	Nylon/ABS Alloys
• Formion®	Formulated Ionomer Compounds
• Clarix®	Thermoplastic Ionomer Resins
• Polyflam®	Flame-Retardant Thermoplastic Compounds and Concentrates
• Polyfort®	Polypropylene, Polyethylene, EVA Compounds
• Polytrope®	Thermoplastic Olefins
• Polyvin®	Flexible Thermoplastic PVC Compounds
• Schulform®	Filled and Unfilled Acetal Compounds
• Polyman®	ABS Compounds and Alloys
• Agrisplas®	Renewable Natural Fiber-Filled Thermoplastics

The engineered plastics product family uses its state-of-the-art innovation centers, such as A. Schulman Academy, to drive technology and innovation. The primary innovation centers are in Kerpen, Germany, Akron, Ohio, and San Luis Potosi, Mexico. These centers are highly focused on developing niche solutions that meet the needs of existing and developing markets.

The Company’s engineered plastics product family supplies numerous markets and applications. Consumer products and industrial applications are core markets in durable goods where continued growth is planned, including such applications as industrial packaging, appliances, electrical connectors, power tools, recreational items, and lawn and garden equipment. The Company also supplies materials to major, high-end, or specified automotive applications, working closely with major global manufacturers. In recent years, the Company refocused its commercial and technical efforts to the specialized, high-performance automotive applications, such as under-hood components, electrical connectors and interior components.

Specialty Powders

The Company supplies customers in the rotational molding market, while utilizing its compounding expertise and global footprint to add value in specialty powders (which includes custom size reduction service applications such as powder coating, cosmetic applications and additive manufacturing/3D printing). Rotational molding produces plastic products by melting custom-sized plastic powder in molds that are heated in an oven while being rotated. The melting resin adheres to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, especially for the production of larger, hollow products, because assembly of multiple parts is unnecessary, consistent wall thickness in the finished product can be maintained, generally tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding processes. Specialty powders products for the rotational molding market include compounded resin powders for rotationally-molded products, such as gas and storage tanks, kayaks, playground slides, and other large applications.

Size reduction, or grinding, is a major component of the Company’s specialty powders product family and is a specialized process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a specified powder size and form, depending on the customer’s specifications. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with specific thermal characteristics (such as heat sensitive materials) or which are soft and difficult to manage, the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures to enable grinding and classification. The Company's cryogenic capabilities are very unique in the grinding industry and gives the Company a competitive advantage that customers desire.

The specialty powders product family includes a broad product portfolio of base resins, custom colors, and proprietary cross-linked polyethylene formulations including:

• Icorene®	Compound powders offered in custom colors and specialty effects
• Polyaxis®	Compounds developed specifically for the rotational molding process
• Schulink®	Cross-linkable resin used in rotational molding
• Superlinear®	Material offers impact, stiffness and high heat-distortion temperatures

Distribution Services

As a distributor, the Company works with leading global polymer producers to assist in servicing a market segment that is either not easily accessible to these producers, or does not fit into these producers' core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and resells producer grade polymers to our customers, providing sales, marketing and technical services where required.

A. Schulman leverages its global supply relationships to fill customer needs around the world through a variety of olefinic and non-olefinic resins, as well as selected styrenics and engineering plastics. This consumption of large quantities of base resins also helps support the customers of the engineered plastics and masterbatch product families by providing purchasing leverage to help keep costs down and providing uninterrupted convenient access to bulk resin supplies to customers.

The Company’s distribution services offerings include polymers for all processing types, including injection molding, blow molding, thermoforming and film and sheet extruding. Offering various compliant grades, the Company has products that meet the most stringent of needs while allowing customers to maximize their cost-to-performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels and their working capital. The Company’s products are supplied into every major market segment.

Non Wholly-owned Subsidiaries

A. Schulman International, Inc. is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility in Surabaya, Indonesia. The remaining 35% interest in this joint venture is owned by P.T. Prima Polycon Indah.

A. Schulman International, Inc. also owns a 51% interest in Surplast S.A., an Argentinean venture, with Alta Plastica S.A., one of the largest distributors of resins in Argentina. Surplast has one manufacturing facility in Buenos Aires, Argentina focusing on specialty powders.

ASI Investments Holding Co. is a wholly-owned subsidiary which owned a 70% partnership interest in The Sunprene Company, which manufactured a line of PVC thermoplastic elastomers and compounds primarily for the North American automotive market. The other partner was an indirect wholly-owned subsidiary of Mitsubishi Chemical MKV Co., one of the largest chemical companies in Japan. This partnership had two manufacturing lines at the Company’s Bellevue, Ohio facility. The Company’s partnership with Mitsubishi Chemical MKV Company was dissolved by a vote of the partners effective December 31, 2011. The Company signed a definitive agreement, subsequent to the dissolution of The Sunprene Company, to sell its Bellevue, Ohio facility to the aforementioned partner effective December 1, 2012.

Employee Information

As of August 31, 2012, the Company had approximately 3,100 employees. Approximately 50% of all of the Company’s employees are represented by various unions under collective bargaining agreements.

Research and Development

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. New product innovation is a term used to describe the new product development process, beginning with the generation of new innovative ideas through their development into new products which we will commercialize into the market. The Company has a team of individuals with varied backgrounds to lead its new product innovation, putting an aggressive global focus on the Company’s research and development activities. New product innovation is a key component of the Company's organic growth strategy.

Research and development related expenses totaled $7.8 million, $8.9 million and $7.9 million in fiscal years 2012, 2011 and 2010, respectively. This includes research and development expenditures in accordance with U.S. generally accepted accounting principles of $2.7 million, $2.4 million, and $2.0 million in fiscal years 2012, 2011, and 2010, respectively, as well as certain additional activities performed by manufacturing facilities, innovation centers, and application and analytical laboratories that contribute to the enhancement of the Company's current products and processes. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

The Company intends to focus on its organic growth strategy through the use of its Growth Playbook which is aimed at increasing the Company's ability to leverage new and existing products into new geographic markets; further explore adjacent markets and improve the profitability of the Company's product mix. Creating new and collaborative innovation models are key to the Growth Playbook; therefore, the Company recently introduced two new global innovation centers in Germany and Mexico that will create faster, focused solutions for customers and partners. Expanding these critical relationships will help align the Company's global technology and product development efforts with the current requirements and emerging needs of its customers and end-markets.

The Company utilizes a stage gate process globally for new product and technology development initiatives. A stage gate development process is internationally recognized as the most effective and efficient method to conduct new product development. The stage gate method is a development process that manages risk in new product development, so the Company's valuable resources of people and capital are invested to improve the success rate and accelerate the time to market for the Company's products. The stage gate process can be thought of as a blueprint that maps out the development process and helps to manage risk by the use of gate reviews at critical investment points in the project. Gate reviews ensure that only those projects with the highest probability of success are afforded investment resources during the product development process.

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

Dependence on Customers

During the year ended August 31, 2012, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

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

Working Capital Practices

The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or ensure the Company of a continuous allotment of goods from suppliers. The Company’s manufacturing processes are generally performed with a short response time. The Company does not generally offer extended payment terms to its customers. The Company employs quality assurance practices that minimize customer returns; however, the Company generally allows its customers to return merchandise for failure to meet pre-agreed quality standards or specifications. For additional information relating to the Company’s working capital items, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

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

The principal methods of competition in plastics manufacturing are innovation, application and processing know-how, price, availability of inventory, quality and service. The principal methods of competition for merchant and distribution activities are price, availability of inventory and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices.

Intellectual Property

The Company uses various trademarks and tradenames in its business. These trademarks and tradenames protect names of certain of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. The Company also holds patents in various parts of the world for certain of its products. Additionally, the Company utilizes proprietary formulas in its product manufacturing and benefits from intangible assets acquired through acquisitions. Collectively, the Company's intellectual property, including other intangible assets, contribute to profitability.

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three year period ended August 31, 2012 appears in Note 13 to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks attendant to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:    Age 67; President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41 year tenure at The Goodyear Tire & Rubber Company.

Joseph J. Levanduski:    Age 50; Vice President, Chief Financial Officer and Treasurer of the Company since June 2011. Previously, Mr. Levanduski was with Hawk Corporation for approximately 15 years where he held various financial roles before becoming Senior Vice President and Chief Financial Officer.

Derek Bristow:    Age 52; General Manager and Chief Operating Officer – APAC since September 2010. Mr. Bristow formerly was General Manager, of ICO Australasia, for ICO, Inc., which was acquired by the Company on April 30, 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

John B. Broerman:    Age 54; Vice President and Chief Information Officer since November 2010. Prior to joining the Company in April 2005, Mr. Broerman held various IT and logistics management positions at Cole National, American Greetings and Arthur Andersen.

Donald B. McMillan:    Age 52; Chief Accounting Officer and Corporate Controller since April 2011. Mr. McMillan has served as Corporate Controller since April 2006 and held various financial positions since joining the Company in 1996.

Gary A. Miller:    Age 66; Vice President Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company since 1992.

David C. Minc:    Age 63; Vice President, Chief Legal Officer and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Patricia M. Mishic:    Age 47; Vice President and Chief Marketing Officer of the Company since January 2012. Previously, Ms. Mishic served as Global Director of Marketing Excellence for Dow Chemical Company's Performance Materials and Performance Plastics divisions and held a variety of global business development, marketing and business management positions since 2000.

Gustavo Perez:    Age 48; General Manager and Chief Operating Officer – Americas since August 2010. Since 2008, Mr. Perez was General Manager, Masterbatch for the Company’s North America operations. Previously, he was General Manager of Mexico and prior to that position, he was Associate General Manager since 2000. Mr. Perez joined the Company in 1995 as a Finance Manager of the Mexican subsidiary.

Bernard Rzepka:    Age 52; General Manager and Chief Operating Officer – EMEA since September 1, 2008. Mr. Rzepka has been with the Company since 1993, serving in a variety of technology and commercial management positions.

Kim L. Whiteman:    Age 55; Vice President, Global Human Resources of the Company since June 2009. Previously, Mr. Whiteman held various human resource management roles at The Goodyear Tire and Rubber Company since 1979.

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
The following are certain risk factors that could materially and adversely affect our business, results of operations, cash flows and/or financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, results of operations, cash flows and/or financial condition could be negatively affected.
Risks Relating to Economic and Market Conditions
Our sales, profitability, operating results and cash flows are sensitive to global economic conditions, financial markets and cyclicality, and could be adversely affected during economic downturns or financial market instability.
The business of our customers can be cyclical in nature and sensitive to changes in general economic conditions. Deterioration in our customers’ financial position can adversely affect our sales and profitability. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. Recent global economic conditions have caused, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary or slow growth period, each of which may materially adversely affect our customers’ access to capital. Turbulent global economic conditions, even without a sustained downturn, may limit our customers’ access to capital or otherwise impair their creditworthiness, which could inhibit their ability to purchase our products or affect their ability to pay for products that they have already purchased from us. Such challenges can affect our ability to collect customer receivables on the intended terms and amounts. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.
Although no one customer currently accounts for a significant portion of our sales, we are exposed to certain industries such as automotive, appliances and construction. Economic challenges which more acutely affect such particular industries may directly reduce demand for our products by customers within such industries. Bankruptcies by major original equipment manufacturers (OEM) could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay.
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
Negative global financial or credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.
Unstable conditions in the financial or credit markets or sustained poor financial performance may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. A volatile credit market may limit our ability to replace maturing credit facilities and access the capital necessary to grow and maintain our business. Accordingly, we may be required to enter into credit agreements that have terms that we do not prefer, which could require us to pay unattractive interest rates. This could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to disruptions in the financial markets will stabilize markets or increase liquidity and the availability of credit. Long term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until markets stabilize or until alternative credit arrangements or other funding sources can be arranged. Such measures could include deferring, eliminating or reducing capital expenditures, dividends, share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.
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
If we experience an unforeseen increase in demand, we may have difficulty meeting our supply obligations to our customers due to limited capacity or delays from our suppliers. We may lose sales as a result of not meeting the demands of our customers in the timeline required and our results of operations may be adversely affected. We may be required to change suppliers or may need to outsource our operations where possible and, if so, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with our high quality standards and with all applicable regulations and guidelines.
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

•	potential disruption that could be caused with the partial or complete reconfiguration of the European Union;

•	intellectual property rights may be more difficult to enforce;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes may occur in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises;

•	foreign governments may enact tax law changes to increase revenue;

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
Although the majority of our international business operations are currently in regions where the risk level and established legal systems are considered reasonable, our international business also includes projects in countries where governmental corruption has been known to exist. We emphasize compliance with the law and have policies, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (“FCPA”); however, there can be no certain assurances that our employees or outside agents will adhere to our code of business conduct, other internal policies or the FCPA. Additionally, in such high risk regions, our competitors who may not be subject to U.S. laws and regulations, such as the FCPA, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that U.S. law and regulations prohibit us from using. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence. If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions. Violations of these laws could result in significant monetary or criminal penalties for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations, financial position, cash flows, damage our reputation and, therefore, our ability to do business.

Our manufacturing operations are subject to hazards and other risks associated with polymer processing production and the related storage and transportation of inventories, products and wastes.
Our manufacturing operations are subject to the potential hazards and risks associated with polymer production and the related storage and transportation of inventories and wastes, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. These hazards, and their consequences, could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.
We face competition from other polymer companies, which could adversely affect our sales and financial condition.
We operate in a highly competitive industry, competing against a number of domestic and foreign polymer producers on a variety of key criteria, including product performance and quality, product price, pricing strategies, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows. We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers which would result in a decline in our sales volume and earnings.
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
Successful development and commercialization of new products is a key driver in our anticipated growth plans. Also, on an ongoing basis a certain portion of our products slowly become obsolete and, therefore, new products are necessary to maintain current volumes. The development and commercialization of new products requires significant investments in research and development, production, and marketing. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment and the growth prospects and overall demand for our products will be adversely affected.
Increased indebtedness could restrict growth and adversely affect our financial health.
As of August 31, 2012, our debt on a consolidated basis was $209.9 million. A significant increase in the level of indebtedness could have significant consequences. For example, it could:

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
We expect to pay expenses and to pay principal and interest on current and future debt from cash provided by operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance and regional cash availability, which is subject in part to numerous economic, business and financial factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends, sell material assets or operations, obtain additional capital or restructure our debt.
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
We require cash or committed liquidity facilities for business purposes, such as funding our ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness and pay taxes. As of August 31, 2012, we had cash and cash equivalents of $124.0 million. In addition, we currently have access to committed credit lines of $348.1 million, with $225.1 million available as of August 31, 2012. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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
We currently depend upon numerous local and several regionally integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We are also in the process of migrating to an integrated global ERP system to help harmonize common business practices and improve operational efficiency. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our current systems or our future integrated global ERP system could disrupt the flow of operational information, cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, any of which could adversely affect our results of operations.
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
We may incur significant charges in the event we close or relocate all or part of a manufacturing facility.
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one facility to another facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing facility. We also have shared services agreements at several of our facilities and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure or relocation of all or part of a manufacturing facility could create unintended challenges with production quality and result in future charges which could be significant.
We may experience delays or other challenges in completing intended acquisitions and new ventures, particularly those in foreign jurisdictions.
We may acquire other businesses or form new ventures intended to complement or expand our business, both in the U.S. and in foreign jurisdictions. We may experience delays and other challenges in completing such acquisitions and ventures within our anticipated time frames which are difficult to predict, particularly in foreign jurisdictions. If such acquisitions or ventures are not completed within anticipated time frames, or are not completed successfully, our results of operations and financial condition could be adversely affected.
We may experience difficulties in integrating acquired businesses, or acquisitions may not otherwise perform as expected.
We may acquire other businesses intended to complement or expand our business. The successful integration of these acquisitions will depend on our ability to manage the operations and personnel of the acquired businesses. We may encounter obstacles when incorporating the acquired operations into our operations and management and achieving intended levels of manufacturing quality. The acquired operations may not otherwise perform or provide the results expected when we first entered into the transaction. We may not achieve anticipated results in developing new geographic or product markets. If such acquisitions are not integrated successfully or they do not perform as well as anticipated, our results of operations and financial condition could be adversely affected.
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
Accruals for estimated costs, including, among other things, the ranges associated with our accruals for future environmental compliance and remediation may be too low or we may not be able to quantify the potential costs. We may be subject to additional environmental liabilities or potential liabilities that have not yet been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We believe that compliance with these laws and regulations may, but does not currently, require significant capital expenditures and operating costs, which could adversely affect our results of operations or financial condition.
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
Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our earnings. Recently, several proposals to reform U.S. tax laws to effectively increase the U.S. taxation of income with respect to foreign operations have been announced. Whether any such initiatives will win Congressional or executive approval and become law is presently unknown; however, if any such initiatives were to become law and apply to our international operations, there could be a material impact on our financial condition and results of operations.
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

The following table indicates the location of each of the Company’s manufacturing facilities, the projected annual manufacturing capacity for fiscal 2013 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2012. The following locations are owned or leased by the Company:

Location	Approximate Annual Capacity (lbs.)(1)		Approximate Floor Area (Square Feet)
	(In thousands)
Akron, Ohio	35,700	(2)	105
North Canton, Ohio	4,800		48
Bellevue, Ohio	11,000	(3)	165
Allentown, Pennsylvania	29,000		128
Fontana, California	40,000		44
East Chicago, Indiana	65,000		72
Grand Junction, Tennessee	28,000		88
China, Texas	90,000		137
La Porte, Texas	294,000		252
Contagem, Belo Horizonte, Brazil	18,600		24
Americana, São Paulo, Brazil	25,800		37
São Paulo, Brazil	26,500		127
Buenos Aires, Argentina	19,200		42
San Luis Potosi, Mexico	80,800		187
Total Americas Segment	768,400		1,456
Bornem, Belgium	147,100		455
Opglabbeek, Belgium	5,500		22
Givet, France	242,500		241
Beaucaire, France	48,500		75
Montereau, France	50,700		61
Oyonnax, France	4,000		32
Bellignat, France	11,000		70
Kerpen, Germany	154,400		776
Budapest, Hungary	400		46
Gorla Maggiore, Italy	39,800		115
s-Gravendeel, The Netherlands	88,200		168
Nowa Biala, Poland	2,300		49
Gainsborough, United Kingdom	66,100		68
Crumlin Gwent, South Wales, United Kingdom	30,900		111
Astorp, Sweden	6,700		27
Total EMEA Segment	898,100		2,316
Batu Pahat, Malaysia	66,100		62
Brisbane, Australia	10,600		19
Guangdong Province, China	45,400		112
East Java, Indonesia	37,000		136
Total APAC Segment	159,100		329
Total	1,825,600		4,101

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)
The approximate annual capacity for fiscal 2013 set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. The output of a plant operating at full capacity could produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound being manufactured.

The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Akron, Ohio includes two manufacturing facilities.

(3)
The approximate annual capacity for the Bellevue facility is 44 million pounds for fiscal 2013; however, the table above only includes capacity until the closing date of the sale of the facility, December 1, 2012.

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, the Company utilizes approximately 60 warehouses worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available to it.

The Company leases its corporate headquarters, which is located in Akron, Ohio and contains approximately 48,000 square feet. The Company also leases sales and administrative offices in various locations globally.

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not considered probable that a liability has been incurred or not possible to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve would be recognized until that time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART    II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 15, 2012, there were 612 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 15, 2012 was $23.34.
The quarterly high and low closing stock prices for fiscal 2012 and 2011 are presented in the table below:

	Fiscal 2012	Fiscal 2011
Common stock price range	High - Low	High - Low
1st Quarter	$22.37 - 16.47	$ 22.31 - 19.23
2nd Quarter	$27.48 - 20.43	$ 23.30 - 20.31
3rd Quarter	$27.86 - 21.25	$ 25.57 - 21.88
4th Quarter	$24.53 - 17.97	$ 25.92 - 16.51

The quarterly cash dividends declared for fiscal 2012 and 2011 are presented in the table below:

Cash dividends per share	Fiscal 2012	Fiscal 2011
1st Quarter	$0.170	$0.155
2nd Quarter	0.170	0.155
3rd Quarter	0.190	0.155
4th Quarter	0.190	0.155
Total	$0.720	$0.620

On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). As part of this program, the Company initiated a one-year plan to acquire $30 million of its common stock through a 10b5-1 plan effective on May 12, 2011, which was fulfilled as of October 10, 2011. Additionally, effective November 28, 2011, the Company entered into a new 18-month plan to acquire $30 million of its common stock through the established 10b5-1 plan, which was increased to $70 million in the fourth quarter of fiscal 2012.

In total, the Company repurchased approximately 1.5 million shares of its common stock in fiscal 2012 at an average price of $18.26 per share for a total cost of $26.8 million.
The Company’s purchases of its common stock under the 2011 Repurchase Program during the fourth quarter of fiscal 2012 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Beginning shares available				$70,000,000
June, 2012	—	$—	—	$70,000,000
July, 2012	158,161	$21.41	158,161	$66,614,435
August, 2012	86,436	$21.84	86,436	$64,726,740
Total	244,597	$21.56	244,597	$64,726,740

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2012(1)	2011(1)	2010(1)	2009	2008
	(In thousands, except per share data)
Net sales	$2,106,753	$2,192,955	$1,590,443	$1,279,248	$1,983,595
Cost of sales	1,829,336	1,907,409	1,357,575	1,109,211	1,749,065
Other costs and expenses	213,399	230,721	196,707	155,751	187,393
Interest and other income	(1,950)	(2,642)	(3,770)	(4,174)	(2,347)
Total costs and expenses, net	2,040,785	2,135,488	1,550,512	1,260,788	1,934,111
Income from continuing operations before taxes	65,968	57,467	39,931	18,460	49,484
Provision (benefit) for U.S. and foreign income taxes	13,919	15,782	(4,419)	6,931	17,944
Income from continuing operations	52,049	41,685	44,350	11,529	31,540
Loss from discontinued operations, net of tax of $0	—	—	(239)	(13,956)	(12,619)
Net income (loss)	52,049	41,685	44,111	(2,427)	18,921
Noncontrolling interests	(1,162)	(689)	(221)	(349)	(872)
Net income (loss) attributable to A. Schulman, Inc.	$50,887	$40,996	$43,890	$(2,776)	$18,049
Total assets	$1,193,767	$1,239,987	$1,071,315	$797,489	$890,421
Long-term debt	$174,466	$184,598	$93,834	$102,254	$104,298
Total equity	$507,689	$554,305	$493,140	$370,971	$430,764
Weighted-average number of shares outstanding:
Basic	29,389	30,978	27,746	25,790	26,795
Diluted	29,549	31,141	27,976	26,070	27,098
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$1.73	$1.32	$1.59	$0.43	$1.14
Loss from discontinued operations	—	—	(0.01)	(0.54)	(0.47)
Net income (loss) attributable to common stockholders	$1.73	$1.32	$1.58	$(0.11)	$0.67
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$1.72	$1.32	$1.58	$0.43	$1.13
Loss from discontinued operations	—	—	(0.01)	(0.54)	(0.47)
Net income (loss) attributable to common stockholders	$1.72	$1.32	$1.57	$(0.11)	$0.66
Cash dividends declared per common share	$0.72	$0.62	$0.60	$0.60	$0.59

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

◦Summary of our business and the markets in which we operate;
◦Key trends, developments and challenges; and
◦Significant events during the current fiscal year.

•	Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.

Overview

Business Summary

A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agriculture, personal care and hygiene, sports and leisure, custom services and others. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	Americas, and

•	Asia Pacific ("APAC").

The Company has approximately 3,100 employees and 34 manufacturing facilities worldwide. Through fiscal 2012, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The Company offers tolling services to customers in all product families except for distribution services.

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

•
Development of New Products. In each of our product families, we are dedicated to the development of new, higher-margin products and applications that optimize the appearance, performance, and processing of plastics to meet our customers' specifications. We strive to maintain a balanced position between low-cost production and technological leadership with focused research and development. We are also committed to continuing our growth in high value-added markets and reducing our exposure to commodity markets.

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

Fiscal Year 2012 Significant Events

In addition to the items discussed above, the following items represent significant events during fiscal year 2012:

1.
Increase in dividend. In October 2011, the Company increased its regular quarterly cash dividend by 10% to $0.17 per common share from the prior quarter’s dividend of $0.155 per common share. In March 2012, the Company further increased its regular quarterly cash dividend to $0.19 per common share, which represented a total increase of 23% compared to fiscal 2011. This reflects the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders.

2.	Share Repurchases. The Company repurchased approximately 1.5 million shares of its common stock in fiscal 2012 at an average price of $18.26 per share for a total cost of $26.8 million.

3.	India Plant. The Company continues with the construction of its plant in India and is expected to begin operations in calendar year 2013.

4.
Worldwide Production Expansion. The Company strategically added new engineered plastics manufacturing lines in China and Mexico, a new masterbatch line in Brazil and new specialty powders equipment in Mexico, France, Holland, and Italy. In fiscal 2012, the Company invested $7.0 million in its Akron, Ohio plant to add engineered plastics compounding capabilities to the facility as part of the optimization of capacity in the United States.

5.
EMEA and Americas Restructuring. In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. Additionally, the Americas' Nashville, Tennessee facility ceased production at the end of February 2012 and has transferred equipment and related production to the Akron and Bellevue, Ohio plants to realign capacity with demand.

6.
Business Acquisitions. On January 31, 2012, the Company acquired Elian SAS for $66.5 million. Elian provides specialty formulated color concentrates to end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding customer specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moves the Company into France’s color masterbatch market and improves the Company's product mix in the EMEA region.

Additionally, in August 2012, the Company signed a definitive agreement to acquire ECM Plastics, Inc., a privately owned, leading plastics compounder located in Worcester, Massachusetts, for $36.5 million. ECM Plastics, Inc. is a producer of custom color, specialty additive masterbatch and niche engineered plastics products with a strong presence in the personal care and cosmetics product markets.

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

9.
Global Innovation Centers. In June 2012, the Company announced the opening of two global innovation centers, one in Germany and one in Mexico, as part of our continuing focus on market-driven innovation. These centers will help us strengthen our relationships with customers, suppliers and other technical partners by further aligning our global technology and product development efforts with the current requirements and emerging needs of our customers and end-markets.

10.
Masterbatch Reorganization. In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012, the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions.

Results of Operations

FISCAL YEAR 2012 COMPARED WITH FISCAL YEAR 2011

The Company uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. The following discussion regarding the Company’s segment gross profit and operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses, asset write-downs, costs related to business acquisitions and inventory step-up charges related to business acquisitions. For a reconciliation of segment operating income to operating income and income before continuing operations before taxes, please refer to Note 13.

Segment Information

	Year Ended August 31,
EMEA	2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$1,403,151	$1,533,993	$(130,842)	(8.5)%
Gross profit	$171,768	$197,171	$(25,403)	(12.9)%
Operating income	$71,849	$86,663	$(14,814)	(17.1)%
Pounds sold	1,174,515	1,281,066	(106,551)	(8.3)%
Price per pound	$1.195	$1.197	$(0.002)	(0.2)%
Gross profit per pound	$0.146	$0.154	$(0.008)	(5.2)%
Gross profit percentage	12.2%	12.9%

EMEA net sales for the year ended August 31, 2012 were $1,403.2 million, a decrease of $130.8 million, or 8.5%, compared with the prior year. The foreign currency translation effect negatively impacted net sales by $92.9 million. The decrease in net sales was also significantly impacted by reduced volume of 8.3% across all product families due to the economic environment in Europe, partially offset by $20.3 million in incremental net sales from the Elian acquisition. Excluding the foreign currency impact, price per pound increased 6.4% to $1.274 compared to the prior year primarily due to the masterbatch and engineered plastics product families.

EMEA gross profit was $171.8 million for the year ended August 31, 2012, a decrease of $25.4 million over last year. The decrease was due to reduced volume as a result of the aforementioned economic environment in Europe. Foreign currency translation adversely impacted EMEA gross profit by $10.7 million, which was partially offset by a positive contribution from the Elian acquisition. Excluding the impact of foreign currency, gross profit per pound slightly increased 0.6%.

EMEA operating income for the year ended August 31, 2012 was $71.8 million, a decrease of $14.8 million compared with the prior year. The decrease in operating income in fiscal 2012 was due to the decrease in gross profit partially offset by a $10.6 million decrease in selling, general and administrative expenses. Selling, general and administrative expenses were reduced as a result of EMEA's successful restructuring initiatives and its continued aggressive actions to control costs. Foreign currency translation adversely impacted EMEA operating income by $4.5 million in fiscal 2012.

	Year Ended August 31,
Americas	2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$558,910	$516,814	$42,096	8.1%
Gross profit	$84,282	$71,698	$12,584	17.6%
Operating income	$28,872	$14,032	$14,840	105.8%
Pounds sold	610,418	635,700	(25,282)	(4.0)%
Price per pound	$0.916	$0.813	$0.103	12.7%
Gross profit per pound	$0.138	$0.113	$0.025	22.1%
Gross profit percentage	15.1%	13.9%

Net sales for the Americas for the years ended August 31, 2012 and 2011 were $558.9 million and $516.8 million, respectively, an increase of $42.1 million, or 8.1%. The increase in net sales was a result of the 12.7% increase in price per pound, primarily in the masterbatch, specialty powders and engineered plastics product families. Net sales were favorably impacted by $18.0 million of incremental fiscal 2012 net sales from fiscal 2011 acquisitions. Foreign currency translation decreased net sales by $18.0 million. Excluding the foreign currency impact, price per pound increased 16.2% to $0.945 compared with the prior-year period.

Gross profit was $84.3 million for the year ended August 31, 2012, an increase of $12.6 million from last year. The increases in gross profit and gross profit per pound were in virtually all product families. Despite the price volatility of several key raw materials, the Americas increased margins by improving product mix and implementing operational efficiencies. In addition, the fiscal 2011 acquisitions contributed incremental fiscal 2012 gross profit. Foreign currency translation negatively impacted gross profit by $3.1 million.

Operating income for the year ended August 31, 2012 was $28.9 million compared with $14.0 million last year. Operating income increased primarily due to improved gross profit per pound and a decrease of $2.3 million in selling, general and administrative expenses, primarily related to the prior year settlement involving a business relationship. Foreign currency translation negatively impacted operating income by $1.3 million.

	Year Ended August 31,
APAC	2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$144,692	$142,148	$2,544	1.8%
Gross profit	$22,044	$17,284	$4,760	27.5%
Operating income	$10,145	$5,587	$4,558	81.6%
Pounds sold	121,012	131,626	(10,614)	(8.1)%
Price per pound	$1.196	$1.080	$0.116	10.7%
Gross profit per pound	$0.182	$0.131	$0.051	38.9%
Gross profit percentage	15.2%	12.2%

Net sales for APAC for the year ended August 31, 2012 were $144.7 million, an increase of $2.5 million or 1.8% primarily due to improved selling price per pound partially offset by decreased volume. Foreign currency translation favorably impacted net sales by $1.4 million. The increase in net sales was primarily related to improved product mix of masterbatch and engineered plastics product families partially offset by decreased net sales in the specialty powders product family. The reduction in volume was primarily attributable to the specialty powders product family as a result of the prior successful restructuring initiative in Australia and continued focus on products with higher technical requirements. Partially offsetting this reduction, the masterbatch and engineered plastics product families experienced a significant volume increase in higher technical component products compared to the prior year.

Gross profit for APAC for the year ended August 31, 2012 was $22.0 million, an increase of $4.8 million compared with last year. The increase in gross profit and gross profit per pound were primarily due to the Braeside, Australia plant closure and consolidation in connection with successful restructuring initiatives that have improved APAC's cost structure. In addition, APAC continued its focus on products with higher technical requirements. Foreign currency translation had a favorable impact on gross profit of $0.3 million.

APAC operating income for the year ended August 31, 2012 was $10.1 million, compared with $5.6 million last year. The increase in profitability was due to the increase in gross profit and partially offset by a slight increase in selling, general and administrative expenses. Foreign currency translation favorably impacted operating income by $0.3 million.

	Year Ended August 31,
Consolidated	2012	2011	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$2,106,753	$2,192,955	$(86,202)	(3.9)%
Total segment gross profit	$278,094	$286,153	$(8,059)	(2.8)%
Total segment operating income	$110,866	$106,282	$4,584	4.3%
Pounds sold	1,905,945	2,048,392	(142,447)	(7.0)%
Price per pound	$1.105	$1.071	$0.034	3.2%
Gross profit per pound	$0.146	$0.140	$0.006	4.3%
Gross profit percentage	13.2%	13.0%

Foreign currency translation adversely impacted net sales by $109.5 million in fiscal 2012. Excluding the impact of foreign currency, net sales increased by $23.3 million. The Company experienced an increase in average selling price per pound of 8.6%, excluding the foreign currency impact, which offset the volume decrease of 7.0%.

Total segment gross profit, excluding certain items, for the years ended August 31, 2012 and 2011 was $278.1 million and $286.2 million, respectively, a decrease of $8.1 million. Excluding the foreign currency impact, total segment gross profit increased $5.4 million, compared with last year, primarily as a result of successful restructuring initiatives and increased average selling price per pound associated with the sale of products with higher technical requirements.

The Company’s selling, general and administrative expenses, excluding certain items, decreased $14.0 million for the year ended August 31, 2012 compared with the same period in the prior year. The decrease was primarily attributable to the Company realizing selling, general and administrative expense synergies in connection with the continued integration of acquisitions and efforts to control costs and a prior year settlement involving a business relationship. Additionally, total incentive and equity compensation expense decreased $2.3 million, while fiscal 2011 included a reversal of bad debt of $1.5 million related to the improvement in a certain customer's financial situation. Foreign currency translation favorably impacted selling, general and administrative expense by $8.0 million.

Total segment operating income, excluding certain items, for the years ended August 31, 2012 and 2011 was $110.9 million and $106.3 million, respectively, an increase of $4.6 million. Foreign currency translation had a negative impact on segment operating income of $5.5 million.

Interest expense, net of interest income, increased $2.1 million for the year ended August 31, 2012, as compared with the prior year, due primarily to increases in average outstanding principal balances as a result of the January 31, 2012 acquisition of Elian, share repurchases and higher average interest rates. The debt previously incurred related to the acquisition of Elian was repaid in fiscal 2012.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.2 million and $1.6 million for the years ended August 31, 2012 and 2011, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the year ended August 31, 2012 was $1.3 million, compared with other income of $1.7 for the year ended August 31, 2011. In fiscal 2012, there were no individually significant transactions, while fiscal 2011 included a gain of approximately $1.2 million related to a sale of property.

Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. The Company’s partnership with Mitsubishi Chemical MKV Company was dissolved by a vote of the partners effective December 31, 2011.

Net income attributable to the Company’s common stockholders was $50.9 million and $41.0 million for the years ended August 31, 2012 and 2011, respectively. Foreign currency translation had a negative impact on net income of $3.1 million for the year ended August 31, 2012.

Product Markets

The largest markets served by the Company are the packaging and automotive markets. Other markets include building and construction, electronics and electrical, agriculture, personal care and hygiene, sports and leisure, and custom services. The approximate percentage of consolidated net sales by market for the years ended August 31, 2012 and 2011 are as follows:

	Year Ended August 31, 2012			Year Ended August 31, 2011
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	33%	10%	57%	31%	9%	60%
Americas	21%	16%	63%	21%	18%	61%
APAC	51%	0%	49%	45%	0%	55%
Worldwide	31%	11%	58%	30%	11%	59%

Product Family

Through fiscal 2012, the Company operated primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the years ended August 31, 2012 and 2011 are as follows:

	Year Ended August 31,
	2012		2011
	(In thousands, except for %’s)
Masterbatch	$876,126	42%	$880,406	40%
Engineered plastics	547,090	26	546,964	25
Specialty powders	340,446	16	372,360	17
Distribution services	343,091	16	393,225	18
	$2,106,753	100%	$2,192,955	100%

Capacity

The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels for the years ended August 31, 2012 and 2011 is as follows:

	Years ended August 31,
	2012	2011
EMEA	79%	76%
Americas	70%	66%
APAC	83%	87%
Worldwide	76%	73%

Restructuring

Masterbatch Reorganization Plan

In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC regions in the fourth quarter of fiscal 2012. The Company recorded $2.3 million of pretax employee-related restructuring costs in fiscal 2012, of which the majority was related to the EMEA segment. As of August 31, 2012, the Company has a balance of $2.2 million accrued related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2013 as it completes the plan.

EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA's operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded $4.7 million of pretax employee-related restructuring costs in fiscal 2012. As of August 31, 2012, the Company has a balance of $0.5 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized in fiscal 2013 as it completes the plan.

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it will close the Nashville, Tennessee facility and move certain production to the Akron and Bellevue, Ohio facilities in order to optimize the use of existing capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and as of August 31, 2012, the Company reduced headcount by approximately 70. The Company recorded $1.6 million and $1.1 million of pretax employee-related restructuring expense associated with this plan during fiscal 2012 and 2011, respectively. As of August 31, 2012, the Company has a balance of $0.4 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of less than $0.5 million during fiscal 2013 as it completes the plan.

Italy Plan

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility were relocated in the first quarter of fiscal 2012 to the Gorla facility. As a result of this relocation, the Company reduced headcount by approximately 30 in the fourth quarter of fiscal 2012.

The Company recorded pretax restructuring expense of $0.5 million during fiscal 2012 primarily related to other restructuring costs. In fiscal 2011, the Company recorded pretax restructuring expense of $2.4 million primarily for employee-related and other restructuring costs. As of August 31, 2012, the Company has no remaining accrual related to this plan as it is considered complete.

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2012 and 2011 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2010			Accrual Balance August 31, 2011			Accrual Balance August 31, 2012
		Fiscal 2011 Charges	Fiscal 2011 Paid		Fiscal 2012 Charges	Fiscal 2012 Paid
	(In thousands)
Employee-related costs	$2,011	$5,048	$(3,737)	$3,322	$7,581	$(7,379)	$3,524
Other costs	267	3,069	(2,933)	403	1,675	(1,697)	381
Translation effect	(47)	—	—	70	—	—	(539)
Restructuring charges	$2,231	$8,117	$(6,670)	$3,795	$9,256	$(9,076)	$3,366

See Note 15 for further details regarding the Company's restructuring activities.

Asset Impairment

In total, the company recorded $3.4 million and $8.1 million in asset impairments during the years ended August 31, 2012 and 2011, respectively.

During fiscal 2012, as a result of the Italy restructuring initiative discussed above, the Company remeasured the carrying value of its facility, machinery and equipment in Verolanuova, Italy at fair value of $2.9 million. The disposal value of the real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. As a result of the remeasurement, the Company recorded a pretax impairment charge of $2.7 million.

Additionally in fiscal 2012, as a result of the Americas Engineered Plastics restructuring initiative discussed above, the Company remeasured the carrying value of its facility, machinery and equipment in Nashville, Tennessee at fair value of $3.8 million. The disposal value of the real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. As a result of the remeasurement, the Company recorded a pretax impairment charges of $0.5 million and $6.2 million in fiscal 2012 and 2011, respectively, primarily related to real estate, machinery and equipment at the Nashville, Tennessee facility.

Also in fiscal 2011, a long-lived asset related to the closure of the Polybatch Color Center located in Sharon Center, Ohio was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The asset's estimated fair value was determine based on a third-party purchase offer less associated costs to sell.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the years ended August 31, 2012 and 2011 is as follows:

	Year ended		Year ended
	August 31, 2012		August 31, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$23,089	35.0%	$20,113	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(12,195)	(18.5)	(15,126)	(26.3)
U.S. and foreign losses with no tax benefit	1,745	2.6	6,896	12.0
U.S. restructuring and other U.S. unusual charges with no benefit	1,029	1.6	3,871	6.7
Italy valuation allowance	(2,380)	(3.6)	—	—
Establishment (resolution) of uncertain tax positions	1,718	2.6	(221)	(0.4)
Other	913	1.4	249	0.5
Total income tax expense (benefit)	$13,919	21.1%	$15,782	27.5%

The effective tax rate for the year ended August 31, 2012 was less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and an adjustment to the Italian valuation allowance. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses as well as the establishment of a liability for uncertain tax positions. The change in the effective tax rate as compared with the same period last year was driven primarily by a decrease in the U.S. and foreign losses with no tax benefit.

The effective tax rate for the year ended August 31, 2011 was less than the U.S. statutory rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company’s tax rate was partially offset by no tax benefits being recognized for losses in the U.S. and certain foreign jurisdictions which have valuation allowances recorded.

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

Segment Information

	Year ended August 31,
EMEA	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$1,533,993	$1,142,523	$391,470	34.3%
Gross profit	$197,171	$177,010	$20,161	11.4%
Operating income	$86,663	$69,393	$17,270	24.9%
Pounds sold	1,281,066	1,119,039	162,027	14.5%
Price per pound	$1.197	$1.021	$0.176	17.2%
Gross profit per pound	$0.154	$0.158	$(0.004)	(2.5)%
Gross profit percentage	12.9%	15.5%

EMEA net sales for the year ended August 31, 2011 were $1,534.0 million, an increase of $391.5 million, or 34.3%, compared with the prior year. The increase was due to a volume increase of 14.5% primarily as a result of including a full year of ICO results for fiscal 2011 compared with four months for fiscal 2010, and a 17.2% improvement in average selling price per pound. The foreign currency translation effect favorably impacted net sales by $36.8 million. Including the ICO effect, net sales increased 22% as a result of favorable pricing in most of the segment’s product families. Volume was essentially flat compared with the same period in the prior year including the ICO effect.

EMEA gross profit was $197.2 million for the year ended August 31, 2011, an increase of $20.2 million over last year. The increase was due to higher volume as a result of including a full year of ICO results compared with the prior year and an increase in selling price per pound. Foreign currency translation favorably impacted EMEA gross profit by $4.6 million. The Company was not able to fully pass along raw material cost increases primarily in the engineered plastics product family, where approximately half of this business is on longer term fixed-price contracts, causing a lag in the recovery of cost increases. Including the ICO effect, gross profit increased $6.2 million, or 3%, as a result of an increase in gross profit per pound.

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

	Year ended August 31,
Americas	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$516,814	$363,011	$153,803	42.4%
Gross profit	$71,698	$48,213	$23,485	48.7%
Operating income	$14,032	$12,036	$1,996	16.6%
Pounds sold	635,700	387,466	248,234	64.1%
Price per pound	$0.813	$0.937	$(0.124)	(13.2)%
Gross profit per pound	$0.113	$0.124	$(0.011)	(8.9)%
Gross profit percentage	13.9%	13.3%

Net sales for the Americas for the year ended August 31, 2011 and 2010 were $516.8 million and $363.0 million, respectively,

an increase of $153.8 million, or 42.4%, primarily due to the ICO acquisition. Foreign currency translation increased net sales by $10.7 million. Total pounds sold for the year was 635.7 million pounds, an increase of 64.1% from the prior year. Including the ICO effect, net sales increased 15% for the year ended August 31, 2011 and price per pound increased 12% primarily in the masterbatch product family.

Gross profit was $71.7 million for the year ended August 31, 2011, an increase of $23.5 million from last year primarily due to the ICO acquisition. Foreign currency translation favorably impacted gross profit by $1.6 million. Including the ICO effect, gross profit increased $6.8 million, or 11%, for the year ended August 31, 2011 and gross profit per pound was up 8%. The increases in gross profit and gross profit per pound were primarily due to higher net sales in the masterbatch and specialty powders product families.

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

	Year ended August 31,
APAC	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$142,148	$84,909	$57,239	67.4%
Gross profit	$17,284	$11,656	$5,628	48.3%
Operating income	$5,587	$2,981	$2,606	87.4%
Pounds sold	131,626	81,143	50,483	62.2%
Price per pound	$1.080	$1.046	$0.034	3.3%
Gross profit per pound	$0.131	$0.144	$(0.013)	(9.0)%
Gross profit percentage	12.2%	13.7%

Net sales for APAC for the year ended August 31, 2011 were $142.1 million, an increase of $57.2 million or 67.4% due to increased volume primarily due to the ICO acquisition and higher selling prices per pound. Foreign currency translation favorably impacted net sales by $7.3 million. Including the ICO effect, net sales increased 10% compared with the prior year; however, pounds sold decreased 3%. Volume decreased in Australia while the rest of the APAC segment increased compared with the prior year as a result of stronger customer demand.

Gross profit for APAC for the year ended August 31, 2011 was $17.3 million, or 13.1 cents per pound, an increase of $5.6 million compared with last year. Including the ICO effect, gross profit was up $1.4 million and gross profit per pound increased 12% as a result of improvements in the masterbatch product family. The increase was negatively impacted by lower margins in the Australia market.

APAC operating income for the year ended August 31, 2011 was $5.6 million, compared with $3.0 million last year. Including the ICO effect, operating income increased by $3.1 million. The increase in profitability was due to the increase in gross profit and a decrease of $1.7 million in selling, general and administrative expenses.

	Year ended August 31,
Consolidated	2011	2010	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Net sales	$2,192,955	$1,590,443	$602,512	37.9%
Total segment gross profit	$286,153	$236,879	$49,274	20.8%
Total segment operating income	$106,282	$84,410	$21,872	25.9%
Pounds sold	2,048,392	1,587,648	460,744	29.0%
Price per pound	$1.071	$1.002	$0.069	6.9%
Gross profit per pound	$0.140	$0.149	$(0.009)	(6.0)%
Gross profit percentage	13.0%	14.9%

Consolidated net sales for the year ended August 31, 2011 increased 37.9% to $2,193.0 million. The foreign currency translation effect favorably impacted net sales by $54.8 million. Volume increased 460.7 million pounds, or 29.0%, compared with last year. Including the ICO effect, net sales increased 19.6%, due to increases of 17.7% and 1.6% in average selling price per pound and volume, respectively. Volumes increased in EMEA and the Americas as a result of increases in customer demand.

Total segment gross profit for the years ended August 31, 2011 and 2010 was $286.2 million and $236.9 million, respectively, an increase of $49.3 million. The foreign currency translation effect favorably impacted gross profit by $6.7 million. Including the ICO effect, gross profit and gross profit per pound for the year ended August 31, 2011 increased $14.5 million and 3.7%, respectively. The increases in gross profit and gross profit per pound were primarily due to higher net sales in the masterbatch and specialty powders product families.

Total segment operating income for the years ended August 31, 2011 and 2010 was $106.3 million and $84.4 million, respectively, an increase of $21.9 million. The foreign currency translation effect favorably impacted segment operating income by $2.6 million. Including the ICO effect, segment operating income for the year ended August 31, 2011 increased $12.0 million.

The changes in selling, general and administrative expenses for the year ended August 31, 2011, compared with the year ended August 31, 2010, are summarized as follows:

	Year Ended August 31, 2011	% Increase (decrease)
	(In thousands, except for %’s)
Total increase in selling, general and administrative expenses	$26,585	14.8%
Less ICO selling, general and administrative expenses	(28,243)
Less the effect of foreign currency translation	(2,607)
Total decrease in selling, general and administrative expenses, excluding ICO and the effect of foreign currency translation	$(4,265)	(2.4)%

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

Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, a 30% equity position of Mitsubishi Chemical MKV Company in a partnership with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Net income attributable to the Company’s common stockholders was $41.0 million and $43.9 million for the years ended August 31, 2011 and 2010, respectively. Net income was favorably impacted by foreign currency translation of $0.3 million for the year ended August 31, 2011.

Product Markets

The largest markets served by the Company are the packaging and automotive markets. Other markets include building and construction, electronics and electrical, agriculture, personal care and hygiene, sports and leisure, and custom services. The approximate percentage of consolidated net sales by market for the years ended August 31, 2011 and 2010 are as follows:

	Year Ended August 31, 2011			Year Ended August 31, 2010
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	31%	9%	60%	41%	9%	50%
Americas	21%	18%	61%	28%	25%	47%
APAC	45%	0%	55%	60%	0%	40%
Worldwide	30%	11%	59%	39%	12%	49%

Product Family

Through fiscal 2012, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders, and (4) distribution services. The amount and percentage of consolidated net sales for these product families for the years ended August 31, 2011 and 2010 are as follows:

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

Capacity utilization for the ICO specialty powders operations acquired, specifically in EMEA and the Americas, are generally lower than the Company’s legacy operations; therefore, causing a negative impact on overall utilization rates. Fiscal 2010 includes ICO operations since the date of acquisition, April 30, 2010. In the Americas, the decrease in capacity utilization due to ICO was slightly offset by continued improvement in the utilization of the Akron, Ohio plant. The Company’s APAC segment experienced higher capacity utilization for the year ended August 31, 2011, as a result of stronger demand in the local Asian markets, offset by continued weakness in Australia, which experienced particularly low utilization. Australia’s lower utilization has been addressed by the Company, as discussed below in Restructuring. Overall worldwide utilization declined primarily due to the addition of ICO operations offset by incremental improvements in utilization as a result of successful capacity right-sizing actions taken through restructuring plans.

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2011 and 2010 related to the Company’s restructuring plans:

	Accrual Balance	Acquired			Accrual Balance			Accrual Balance
	August 31, 2009	ICO Accrual	Fiscal 2010 Charges	Fiscal 2010 Paid	August 31, 2010	Fiscal 2011 Charges	Fiscal 2011 Paid	August 31, 2011
	(In thousands)
Employee-related costs	$4,448	$2,060	$4,024	$(8,521)	$2,011	$5,048	$(3,737)	$3,322
Other costs	390	—	1,030	(1,153)	267	3,069	(2,933)	403
Translation effect	42	—	—	—	(47)	—	—	70
Restructuring charges	$4,880	$2,060	$5,054	$(9,674)	$2,231	$8,117	$(6,670)	$3,795

For discussion on the Company's restructuring plans, refer to Note 15.

Asset Impairment

In total, the Company recorded $8.1 million and $5.7 million in asset impairments during the years ended August 31, 2011 and 2010, respectively.

During fiscal 2011, the Company recorded $6.2 million of asset impairment charges associated with the closure of the Company’s Nashville, Tennessee facility. The impaired assets include real estate and certain machinery and equipment. The disposal value of the real estate, which includes land, building and related improvements, was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. Additionally, certain assets were transferred to the Bellevue and Akron, Ohio plants after the Company ceased production at the Nashville facility.

Also in fiscal 2011, a long-lived asset related to the closure of the Polybatch Color Center located in Sharon Center, Ohio was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The estimated fair value was determined based on a third-party purchase offer less associated costs to sell.

Additionally, during fiscal 2010, the Company recorded $5.7 million of asset impairment charges primarily related to land, building and related improvements at the Polybatch Color Center. The disposal value was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of the machinery and equipment was determined based on projected cash flows from operations and estimated salvage value.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the years ended August 31, 2011 and 2010 is as follows:

	Year ended		Year ended
	August 31, 2011		August 31, 2010
	(In thousands, except for %’s)
Statutory U.S. tax rate	$20,113	35.0%	$13,979	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(15,126)	(26.3)	(16,190)	(40.5)
U.S. and foreign losses with no tax benefit	6,896	12.0	9,551	23.9
U.S. restructuring and other U.S. unusual charges with no benefit	3,871	6.7	4,820	12.1
Italy valuation allowance	—	—	1,715	4.3
Establishment (resolution) of uncertain tax positions	(221)	(0.4)	33	0.1
ICO historical tax attributes	—	—	3,250	8.1
U.S. valuation allowance reversal	—	—	(22,156)	(55.5)
Other	249	0.5	579	1.4
Total income tax expense (benefit)	$15,782	27.5%	$(4,419)	(11.1)%

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

Inventory Reserve

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-

moving and obsolete inventory. The Company continuously monitors its slow-moving and obsolete inventory and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

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

Goodwill is tested for impairment annually as of June 1 using a qualitative analysis, as well as a quantitative analysis using a combination of the income and market valuation techniques. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant underperformance relative to expected historical or projected future operating results. Goodwill has been allocated to three of the Company's reporting units in EMEA (masterbatch, specialty powders, and distribution services) and two reporting units in the Americas (masterbatch and specialty powders).

As previously discussed, effective September 1, 2012, the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. In fiscal 2013, the related goodwill will be allocated to the Custom Performance Colors and Masterbatch Solutions reporting units in EMEA and the Americas based on relative fair value of these reporting units.

Qualitative Analysis

In September 2011, the Financial Accounting Standards Board issued new accounting guidance on testing goodwill for impairment. The new accounting guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on a qualitative assessment, if the fair value of a reporting unit is more likely than not lower than its carrying amount, the entity must then test goodwill for impairment from a quantitative perspective. The Company early adopted the new accounting standard in conjunction with its June 1, 2012 goodwill impairment test.

The Company applied the new qualitative goodwill impairment accounting guidance to its EMEA masterbatch and EMEA distribution services reporting units as of June 1, 2012. Qualitative trends and factors considered in the Company's analysis included overall economic conditions, access to the capital markets, industry projections, competitive environment, actual and forecasted operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors. These trends and factors were both compared to, and based on, the assumptions used in the quantitative assessment performed in fiscal 2011. As of June 1, 2012, the Company concluded that it was more likely than not that the fair value of both the Company's EMEA masterbatch and EMEA distribution services reporting units substantially exceeded the respective carrying amounts.

Quantitative Analysis

Goodwill for the Company's EMEA specialty powders, Americas masterbatch and Americas specialty powers reporting units was assessed for impairment as of June 1, 2012 using quantitative fair value measurement techniques. Specifically, the testing of goodwill for impairment was determined using a two-step process. Both the first step of determining the fair value of a reporting unit and the second step of determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) are judgmental in nature and often involve the use of significant estimates and assumptions. The fair values of these three reporting units were established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

Based on this quantitative analysis, management concluded that as of June 1, 2012, the Americas masterbatch and Americas specialty powders reporting units had fair values that substantially exceeded their carrying values. Management also concluded, based on the quantitative analysis performed, that as of June 1, 2012, the fair value of the EMEA specialty powders reporting unit exceeded its carrying value by 10%. As of August 31, 2012, the Company's EMEA specialty powders reporting unit had goodwill of $18 million. A change in European macroeconomic conditions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for the EMEA specialty powders reporting unit, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill.

See Note 4 for further discussion on goodwill.

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

For the majority of the Company’s pension plans, the Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 3.8% for fiscal 2012, compared with 4.9% in fiscal 2011. For the other postretirement benefit plan, the rate is 3.5% for fiscal 2012 and 4.5% for fiscal 2011. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 6.4% for fiscal 2012. In consultation with its actuaries, the Company estimates its pension expense will increase by $1.5 million in fiscal 2013 compared with fiscal 2012 primarily as a result of a decreased weighted-average discount rate assumption.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2012:

Change in Assumption	Impact on Fiscal 2012 Benefits Expense	Impact on August 31, 2012 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2012 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$386	$5,571	$367
25 basis point increase in discount rate	$(290)	$(5,278)	$(351)
25 basis point decrease in expected long-term rate of return on assets	$63	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(63)	$—	$—

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $99.5 million, $68.9 million and $4.4 million for the years ended August 31, 2012, 2011 and 2010, respectively. The improvement of $30.6 million in cash provided by operations was primarily due to the improvements in earnings and working capital management in fiscal 2012 as compared with 2011. The Company has generated $168.4 million in net cash from operations in fiscal 2012 and 2011 combined.

The Company’s cash and cash equivalents decreased $31.7 million since August 31, 2011. This decrease was driven primarily by the acquisition of Elian SAS for $64.9 million in net cash consideration (funded in Euros), the repurchase of treasury shares totaling $26.8 million, expenditures for capital projects of $34.0 million, and dividend payments of $20.9 million. Combined, these four uses of cash and cash equivalents totaled $146.6 million, and were mostly offset by increased net borrowings on revolving credit facilities of $33.1 million and net cash provided from operations.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2012	August 31, 2011
Days in receivables	52	54
Days in inventory	50	48
Days in payables	45	42
Total working capital days	57	60

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2012	August 31, 2011	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$124,031	$155,753	$(31,722)	(20.4)%
Working capital, excluding cash	$217,018	$273,964	$(56,946)	(20.8)%
Long-term debt	$174,466	$184,598	$(10,132)	(5.5)%
Total debt	$209,877	$196,148	$13,729	7.0%
Net debt *	$85,846	$40,395	$45,451	112.5%
Total A. Schulman, Inc.’s Stockholders’ equity	$501,396	$548,504	$(47,108)	(8.6)%

* Total debt less cash and cash equivalents

As of August 31, 2012, 71% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 87% as of August 31, 2011. The decrease in the percentage of cash and cash equivalents held by foreign subsidiaries as of August 31, 2012 as compared to August 31, 2011 is primarily due to the increase in the distribution of cash from the Company's European subsidiaries to the U.S. at the end of fiscal 2012 compared to 2011. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends and to fund acquisition activities, such as the fiscal 2013 acquisition of ECM Plastics, Inc. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested.

Working capital, excluding cash, was $217.0 million as of August 31, 2012, a decrease of $56.9 million from August 31, 2011. The decrease in working capital was primarily due to the decrease in accounts receivable of $42.3 million, the decrease in inventory of $17.5 million and the increase in short-term debt of $23.9 million, offset by decreases of $15.6 million and $6.3 million in accrued liabilities and accounts payable, respectively, since August 31, 2011. The translation effect of foreign currencies, primarily the Euro, decreased accounts receivable by $30.6 million and inventory by $25.5 million. Excluding the impact of translation of foreign currencies, accounts receivable decreased $11.7 million, or 3.4%, and inventory increased $8.0 million, or 3.0%. The increase in inventory, excluding foreign currency, was primarily due to increased tonnage. Accounts payable increased $19.2 million, excluding the impact of foreign currency, primarily as a result of the aforementioned increase in inventory and working capital management. The increase in short-term debt was a result of the reclassification of the Senior Notes in the United States from long-term debt to short-term debt in fiscal 2012. These Senior Notes are expected to be repaid in fiscal 2013 using the Company's revolving loan facility.

Capital expenditures for the year ended August 31, 2012 were $34.0 million compared with $26.4 million last year. Capital expenditures for fiscal year 2012 primarily related to additional manufacturing lines to address increasing regional demand and the investment in the Akron, Ohio plant to add engineering plastics compounding capabilities.

In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement, dated January 7, 2011 and containing a maturity date of January 7, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders (the “Credit Agreement”). The Credit Agreement provides an aggregate revolving loan facility (the “Revolving Facility”) not to exceed $300 million comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche can be drawn in either Euros or Australian dollars. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of August 31, 2012, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2012. The Revolving Facility matures on January 7, 2016 and contains an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. Outstanding borrowings under the new Credit Agreement are classified as long-term debt as of August 31, 2012.

Interest rates on the Revolving Facility are based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Revolving Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2012, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.7 million and borrowings of $117.0 million. Outstanding letters of credit and borrowings as of August 31, 2011 were $1.9 million and $85.0 million, respectively.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Company may, at its option, prepay all or part of the Dollar Notes. As of August 31, 2012, the Dollar Notes are classified as short-term debt in the Company's consolidated balance sheet.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The outstanding Euro Notes approximate $60.3 million as of August 31, 2012.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the Revolving Facility. As of August 31, 2012, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2012.

Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company’s interest bearing short-term debt of $35.4 million as of August 31, 2012 had a weighted-average interest rate of approximately 1.8%. Interest bearing short-term debt as of August 31, 2011 was $8.5 million with a weighted-average interest rate of approximately 5.6%.

Below summarizes the Company’s available funds as of August 31, 2012 and 2011:

	As of August 31,
	2012	2011
	(In thousands)
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	48,098	65,436
Total gross available funds from credit lines and notes	$348,098	$365,436
Credit Facility	181,299	213,121
Foreign uncollateralized short-term lines of credit	43,752	58,437
Total net available funds from credit lines and notes	$225,051	$271,558

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $121.3 million and $92.0 million as of August 31, 2012 and 2011, respectively, and issued letters of credit of $1.7 million and $1.9 million as of August 31, 2012 and 2011, respectively.

The Company’s underfunded pension liability is $94.8 million as of August 31, 2012. This amount is primarily due to an unfunded plan of $76.7 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2012, the Company paid cash dividends aggregating to $0.72 per share. The total amount of these dividends was $20.9 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2012, the Company issued 51,000 shares of common stock upon the exercise of stock options and 108,000 shares of common stock were issued for restricted stock and performance share awards, net of forfeitures. The total amount received from the issuance of common stock was $0.9 million.

On April 1 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).

As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of $17.60 per share. As of October 10, 2011 the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of $18.70 per share.

On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program. The Company repurchased 244,597 shares of common stock during the fourth quarter of fiscal 2012 at an average price of $21.56 per share under this plan. Shares valued at $64.7 million remained authorized for repurchase as of August 31, 2012.

The Company repurchased approximately 1.5 million shares of its common stock in fiscal 2012 at an average price of $18.26 per share for a total cost of $26.8 million.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty and Brazilian real, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the year ended August 31, 2012 decreased the accumulated other comprehensive income (loss) account by $46.6 million which was primarily the result of a 12.7% decrease in the value of the Euro from 1.445 Euros to 1 U.S. dollar as of August 31, 2011 to 1.261 as of August 31, 2012. The twelve-month average value of the Euro in fiscal 2011 of 1.390 Euros to 1 U.S. dollar decreased 5.8% to 1.310 in fiscal 2012.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2012 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt(a)	$35,311	$—	$—	$—	$35,311
Long-Term Debt(a)	—	6,422	167,798	—	174,220
Capital Lease Obligations(a)	100	1,052	1,353	12,783	15,288
Operating Lease Obligations(b)	5,326	7,178	2,651	1,470	16,625
Purchase Obligations(c)	137,049	21,564	7,502	—	166,115
Pension Obligations(d)	4,664	—	—	—	4,664
Postretirement Benefit Obligations(e)	791	1,650	1,692	4,257	8,390
Deferred Compensation Obligations(f)	200	400	325	50	975
Interest Payments(g)	8,793	16,311	2,350	—	27,454
Uncertain Tax Position(h)	1,443	—	—	—	1,443
ECM Plastics, Inc. Acquisition(i)	36,500	—	—	—	36,500
NATPET Investment(j)	14,000	—	—	—	14,000
	$244,177	$54,577	$183,671	$18,560	$500,985

(a)
Short-term debt, long-term debt and capital lease information is provided in the Notes to the Consolidated Financial Statements appearing. Short-term debt and long-term debt in the table above exclude capital lease obligations.

(b)	Operating lease information is provided in the Notes to the Consolidated Financial Statements.

(c)	Purchase obligations include purchase contracts and purchase orders for inventory.

(d)
Pension obligations represent future estimated pension payments to comply with local funding requirements, as well as estimated benefit payments. The projected payments beyond fiscal year 2013 are not currently determinable.

(e)	Postretirement benefit obligations represent the estimated benefit payments of the U.S. postretirement benefit plan using the plan provisions in effect as of August 31, 2012.

(f)	Deferred compensation obligations represent payments in accordance with agreements for two individuals for a ten-year period through fiscal 2018.

(g)	Interest obligations on the Company’s short and long-term debt are included assuming the outstanding debt levels and interest rates will be consistent with those as of August 31, 2012.

(h)	Uncertain tax position includes expected payments due to proposed local tax examination adjustments.

(i)	ECM Plastics, Inc. acquisition represents the consideration provided in September 2012.

(j)
Joint venture agreement with NATPET of Jeddah, Saudi Arabia. Under the terms of the Agreement, the Company's initial investment in the venture is approximately €11 million, or approximately $14 million.

The Company had $6.9 million of gross unrecognized tax benefits and $1.1 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2012 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements.

The Company’s outstanding commercial commitments as of August 31, 2012 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, the U.S. portion of the outstanding Senior Notes and other floating rate debt. As of August 31, 2012, the Company had $153.2 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.3 million impact on annual interest expense from either a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2012.

Foreign Currency Exchange Risk

The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the Euro, British pound sterling,

Polish zloty and Brazilian real, among others.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2012 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be $0.4 million.

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
A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Elian SAS (Elian) from its assessment of internal control over financial reporting as of August 31, 2012, because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Elian from our audit of internal control over financial reporting. Elian's total assets and total net sales represented 7.0% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2012.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 24, 2012

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$2,106,753	$2,192,955	$1,590,443
Cost of sales	1,829,336	1,907,409	1,357,575
Selling, general and administrative expenses	192,439	206,406	179,821
Restructuring expense	9,256	8,117	5,054
Asset impairment	3,392	8,150	5,668
Curtailment (gains) losses	(310)	—	270
Operating income	72,640	62,873	42,055
Interest expense	8,377	6,453	5,010
Interest income	(699)	(922)	(1,345)
Foreign currency transaction (gains) losses	245	1,595	884
Other (income) expense, net	(1,251)	(1,720)	(2,425)
Income from continuing operations before taxes	65,968	57,467	39,931
Provision (benefit) for U.S. and foreign income taxes	13,919	15,782	(4,419)
Income from continuing operations	52,049	41,685	44,350
Loss from discontinued operations, net of tax of $0	—	—	(239)
Net income	52,049	41,685	44,111
Noncontrolling interests	(1,162)	(689)	(221)
Net income attributable to A. Schulman, Inc.	$50,887	$40,996	$43,890
Weighted-average number of shares outstanding:
Basic	29,389	30,978	27,746
Diluted	29,549	31,141	27,976
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Basic:
Income from continuing operations	$1.73	$1.32	$1.59
Loss from discontinued operations	—	—	(0.01)
Net income	$1.73	$1.32	$1.58
Earnings (losses) per share of common stock attributable to A. Schulman, Inc. — Diluted:
Income from continuing operations	$1.72	$1.32	$1.58
Loss from discontinued operations	—	—	(0.01)
Net income	$1.72	$1.32	$1.57
Cash dividends per common share	$0.72	$0.62	$0.60
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$124,031	$155,753
Accounts receivable, net	304,698	347,036
Inventories, average cost or market, whichever is lower	247,222	264,747
Prepaid expenses and other current assets	32,403	34,376
Total current assets	708,354	801,912
Property, plant and equipment, at cost:
Land and improvements	28,739	30,826
Buildings and leasehold improvements	156,951	165,267
Machinery and equipment	363,811	382,828
Furniture and fixtures	39,404	41,860
Construction in progress	14,320	12,967
Gross property, plant and equipment	603,225	633,748
Accumulated depreciation and investment grants of $579 in 2012 and $815 in 2011	377,349	399,448
Net property, plant and equipment	225,876	234,300
Other assets:
Deferred charges and other noncurrent assets	41,146	35,947
Goodwill	128,353	91,753
Intangible assets, net	90,038	76,075
Total other assets	259,537	203,775
Total assets	$1,193,767	$1,239,987
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248,069	$254,405
U.S. and foreign income taxes payable	4,268	11,072
Accrued payroll, taxes and related benefits	42,275	44,560
Other accrued liabilities	37,282	50,608
Short-term debt	35,411	11,550
Total current liabilities	367,305	372,195
Long-term debt	174,466	184,598
Pension plans	92,581	84,673
Other long-term liabilities	29,324	24,161
Deferred income taxes	22,402	20,055
Total liabilities	686,078	685,682
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 47,958 shares in 2012 and 47,816 shares in 2011	47,958	47,816
Additional paid-in capital	259,253	254,184
Accumulated other comprehensive income (loss)	(5,921)	50,007
Retained earnings	571,205	541,256
Treasury stock, at cost, 18,649 shares in 2012 and 17,207 shares in 2011	(371,099)	(344,759)
Total A. Schulman, Inc.’s stockholders’ equity	501,396	548,504
Noncontrolling interests	6,293	5,801
Total equity	507,689	554,305
Total liabilities and equity	$1,193,767	$1,239,987
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2009	$2	$42,295	$115,358	$38,714	$492,513	$(322,812)	$4,901	$370,971
Comprehensive income (loss):
Net income					43,890		221
Foreign currency translation gain (loss)				(27,898)
Net change in net actuarial losses (net of tax of $4,720)				(17,042)
Net change in prior service costs (credit) (net of tax of $0)				(52)
Total comprehensive income (loss)								(881)
Cash dividends paid, $0.60 per share					(16,754)			(16,754)
Acquisition of ICO		5,100	127,551					132,651
Stock options exercised		214	3,796					4,010
Restricted stock issued, net of forfeitures		123	(123)					—
Redemption of common stock to cover tax withholdings		(42)	(914)					(956)
Issuance of treasury stock						35		35
Redemption of preferred stock	(2)							(2)
Amortization of restricted stock			4,066					4,066
Balance at August 31, 2010	—	47,690	249,734	(6,278)	519,649	(322,777)	5,122	493,140
Comprehensive income (loss):
Net income					40,996		689
Foreign currency translation gain (loss)				42,550
Net change in net actuarial losses (net of tax of $4,178)				11,703
Net change in prior service costs (credit) (net of tax of $0)				2,032
Total comprehensive income (loss)								97,970
Cash dividends paid, $0.62 per share					(19,389)			(19,389)
Cash distributions to noncontrolling interests							(700)	(700)
Capital contributions from noncontrolling interests							690	690
Purchase 1,011 shares of treasury stock						(22,154)		(22,154)
Issuance of treasury stock			27			172		199
Stock options exercised		52	917					969
Restricted stock issued, net of forfeitures		121	(121)					—
Redemption of common stock to cover tax withholdings		(47)	(996)					(1,043)
Amortization of restricted stock			4,623					4,623
Balance at August 31, 2011	—	47,816	254,184	50,007	541,256	(344,759)	5,801	554,305
Comprehensive income (loss):
Net income					50,887		1,162
Foreign currency translation gain (loss)				(46,557)			(90)
Net change in net actuarial losses (net of tax of $4,204)				(6,200)
Net change in prior service costs (credit) (net of tax of $0)				(3,171)
Total comprehensive income (loss)								(3,969)
Cash dividends paid, $0.72 per share					(20,938)			(20,938)
Cash distributions to noncontrolling interests							(580)	(580)
Purchase 1,463 shares of treasury stock						(26,752)		(26,752)
Issuance of treasury stock			20			412		432
Stock options exercised		51	864					915
Restricted stock issued, net of forfeitures		108	(108)					—
Redemption of common stock to cover tax withholdings		(17)	(365)					(382)
Amortization of restricted stock			4,658					4,658
Balance at August 31, 2012	$—	$47,958	$259,253	$(5,921)	$571,205	$(371,099)	$6,293	$507,689

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Operating:
Net income	$52,049	$41,685	$44,111
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	29,176	32,342	25,188
Amortization	9,608	7,932	2,261
Deferred tax provision	(14,733)	1,261	(25,742)
Pension, postretirement benefits and other deferred compensation	10,276	(909)	10,739
Net (gains) losses on asset sales	—	(140)	96
Asset impairment	3,392	8,150	5,668
Curtailment (gains) losses	(310)	—	270
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,788	(28,564)	(27,582)
Inventories	(6,222)	(27,269)	(43,067)
Accounts payable	9,584	32,803	21,621
Income taxes	(4,832)	9,052	(4,639)
Accrued payroll and other accrued liabilities	(11,563)	(1,463)	(2,255)
Other assets and long-term liabilities	6,284	(5,934)	(2,226)
Net cash provided from (used in) operating activities	99,497	68,946	4,443
Investing:
Expenditures for property, plant and equipment	(34,003)	(26,359)	(18,977)
Proceeds from the sale of assets	1,581	10,041	6,570
Business acquisitions, net of cash acquired	(64,918)	(15,944)	(99,223)
Net cash provided from (used in) investing activities	(97,340)	(32,262)	(111,630)
Financing:
Cash dividends paid	(20,938)	(19,389)	(16,754)
Increase (decrease) in notes payable	(6,339)	(2,196)	3,975
Borrowings on revolving credit facilities	188,730	250,268	86,000
Repayments on revolving credit facilities	(155,669)	(218,768)	(32,500)
Repayments on long-term debt	(3,552)	(115)	(25,951)
Payment of debt issuance costs	—	(2,220)	—
Cash distributions to noncontrolling interests	(580)	(700)	—
Preferred stock redemption	—	—	(2)
Issuances of stock, common and treasury	1,347	1,168	4,045
Redemptions of common stock	(382)	(1,043)	(956)
Purchases of treasury stock	(26,752)	(22,154)	—
Net cash provided from (used in) financing activities	(24,135)	(15,149)	17,857
Effect of exchange rate changes on cash	(9,744)	11,464	(16,590)
Net increase (decrease) in cash and cash equivalents	(31,722)	32,999	(105,920)
Cash and cash equivalents at beginning of year	155,753	122,754	228,674
Cash and cash equivalents at end of year	$124,031	$155,753	$122,754
Cash paid during the year for:
Interest	$7,472	$5,737	$4,920
Income taxes	$26,964	$10,402	$18,187
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. The Company's customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agricultural, personal care and hygiene, sports and leisure, custom services and others. The Company employs approximately 3,100 people and has 34 manufacturing facilities in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries in which a controlling interest is maintained. All significant intercompany transactions have been eliminated.

Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company, a 30% equity position of Mitsubishi Chemical MKV Co. in a partnership with the Company, and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. The Company’s partnership with Mitsubishi Chemical MKV Company was dissolved by a vote of the partners effective December 31, 2011.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, intangible assets, other long-lived assets, contingencies, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, stock-based compensation, restructuring, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors any factors which may have an impact and will adjust such estimates and assumptions when probable and estimable. Changes in those estimates will be reflected in the consolidated financial statements in future periods, as applicable.

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

Restructuring

The Company records restructuring costs related to the actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Employee-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit arrangements, a liability is incurred and accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Restructuring charges related to accelerated depreciation and asset impairments are recorded separately within the consolidated statement of operations. See Note 15 for further discussion on restructuring charges.

Asset Impairment

Long-lived assets, except goodwill, are reviewed for impairment when circumstances indicate the carrying value of an asset or asset group may not be recoverable. Recoverability of assets and asset groups to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows estimated by the Company to be generated by such assets or asset groups. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. See Note 16 for further discussion on asset impairments.

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

Income Taxes

The Company recognizes income taxes during the period in which transactions enter into the determination of financial statement income. Accordingly, deferred taxes are provided for temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No taxes are provided on certain foreign earnings which are permanently reinvested. Accruals for uncertain tax positions are provided for in accordance with accounting rules related to uncertainty in income taxes. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 7 for further discussion on income taxes.

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short-term time deposits. The money-market funds are primarily AAA rated by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these investments approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2012 and 2011, the Company did not hold any short-term investments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, experience, customer payment history, expected trends and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers. See Note 3 for discussion on the allowance for doubtful accounts.

Inventories

The Company generally does not distinguish between raw materials and finished goods because numerous products that can

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an estimated excess and obsolete inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

Property, Plant and Equipment and Depreciation

Property, plant and equipment is recorded at cost. The cost of renewals and betterments is capitalized in the property accounts.

It is the Company’s policy to depreciate the cost of property, plant and equipment over the estimated useful lives of the assets, or for leasehold improvements over the shorter of the applicable lease term or the estimated useful life of the asset, using the straight-line method. Depreciation is included in the appropriate cost of sales or selling, general and administrative expense caption on the consolidated statements of operations. The estimated useful lives used in the computation of depreciation are as follows:

Buildings and leasehold improvements	7	to	40	years
Machinery and equipment	5	to	10	years
Furniture and fixtures	5	to	10	years

Estimated useful lives are reviewed when certain events or operating conditions change and when appropriate, changes are made prospectively.

The cost of property sold or otherwise disposed of is eliminated from the property accounts and the related reserve accounts. Gains or losses are recognized when sales of property occur. Maintenance and repair costs are charged against income.

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

Goodwill is tested for impairment annually as of June 1 for all reporting units. If circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment during interim periods between annual tests.

Other amortizable intangible assets, which consist primarily of registered trademarks and tradenames, customer related intangibles, and developed technology, are amortized over their estimated useful lives on either a straight-line or double-declining basis, reflective of the pattern of economic benefits consumed. The estimated useful lives for each major category of amortizable intangible assets are:

Registered trademarks and tradenames	3	to	20	years
Customer related intangibles	9	to	19	years
Developed technology	10	to	15	years

See Note 4 for further discussion on goodwill and intangible assets.

Retirement Plans

The Company has several defined benefit and defined contribution pension plans, covering certain employees in the U.S. and in foreign countries. For certain plans in the U.S., pension funding is based on an amount paid to funds held in trust at an agreed rate for each hour for which employees are paid. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans. See Note 8 for further discussion on retirement plans.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with the applicable accounting guidance which requires all derivatives, whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The Company’s foreign exchange forward contracts are adjusted to their fair market value through the consolidated statement of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Gains or losses on foreign exchange forward contracts that hedge specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges. See Note 6 for further discussion on derivative instruments and hedging activities.

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

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in U.S. generally accepted accounting principles. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

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

Discontinued Operations

During fiscal 2010, the Company completed the closure of the Invision manufacturing operation at its Sharon Center, Ohio manufacturing facility. The operating results of Invision were previously included in the Company’s former Invision segment. The Company reflected the results of this segment as discontinued operations for all of the periods presented. There are no remaining assets or liabilities classified as discontinued operations recorded in the consolidated balance sheets as of August 31, 2012 and 2011. The loss from discontinued operations of $0.2 million for the year ended August 31, 2010 included a loss on disposal of assets of $0.6 million.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2012 presentation.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2011, including interim periods. The Company will adopt this standard for the first quarter of fiscal 2013.

In September 2011, the FASB issued new accounting guidance related to the testing of goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment quantitatively, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit was less than its carrying amount, the second step of the test was required to be performed to measure the amount of the impairment loss, if any. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company early adopted this standard for the year ended August 31, 2012.

NOTE 2 — BUSINESS ACQUISITIONS

Elian SAS

On January 31, 2012, the Company acquired all of the issued share capital of Elian SAS (“Elian”), a French portfolio company of British Vita plc, for $66.5 million, which included the repayment of $4.3 million in Elian debt. The results of Elian’s operations have been included in the consolidated financial statements since the date of acquisition, January 31, 2012.

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

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocations are subject to further adjustment until all pertinent information regarding the property, plant and equipment, intangible assets, goodwill, other long-term liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$1,624
Accounts receivable	6,897
Inventories	3,427
Prepaid expenses and other current assets	434
Property, plant and equipment	5,111
Intangible assets	27,779
Other long-term assets	20
Total assets acquired	$45,292

Accounts payable	$4,907
Other accrued liabilities	3,106
Deferred income taxes	10,598
Pension plans	711
Other long-term liabilities	143
Total liabilities assumed	$19,465

Net identifiable assets acquired	$25,827
Goodwill	40,718
Net assets acquired	$66,545

The Company preliminarily recorded acquired intangible assets of $27.8 million. These intangible assets include customer related intangibles of $18.3 million with estimated useful lives of 9 years, developed technology of $8.6 million with estimated useful lives of 10 years, and trademarks and tradenames of $0.9 million with estimated useful lives of 5 years. As noted earlier, the fair values and assigned useful lives of the acquired identifiable intangible assets are preliminary pending the final valuations for those assets.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Elian acquisition is primarily the result of anticipated synergies and market expansion. Goodwill associated with this transaction was included in the EMEA segment and none of the goodwill is deductible for income tax purposes.

The estimated fair value of accounts receivable acquired was $6.9 million with the gross contractual amount being $7.3 million.

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from Elian included in the Company’s results since the January 31, 2012 acquisition are as follows:

January 31, 2012 to August 31, 2012
(In thousands)
Net sales	$20,306
Income before taxes	$640
Net income attributable to A. Schulman, Inc.	$402

Income before taxes for Elian from January 31, 2012 to August 31, 2012 includes pretax depreciation and amortization costs of $2.3 million due to the increased value of fixed assets and intangibles, and $0.7 million of pretax purchase accounting inventory step-up charges.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma information represents the consolidated results of the Company as if the acquisition of Elian occurred as of September 1, 2010:

	For the Years Ended August 31,
	2012	2011
	Unaudited
	(In thousands, except per share data)
Net sales	$2,122,525	$2,232,715
Net income attributable to A. Schulman, Inc.	$52,423	$43,376
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$1.77	$1.39

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

ICO, Inc.

On April 30, 2010, the Company acquired ICO, Inc. (“ICO”) for $237.7 million in total consideration. The acquisition of ICO presented the Company with an opportunity to expand its presence substantially, especially in the global specialty powders and U.S. masterbatch markets. The results of ICO’s operations have been included in the consolidated financial statements since the date of acquisition, April 30, 2010.

Net sales, loss from continuing operations before taxes and net loss from the ICO acquired businesses included in the Company’s results since the April 30, 2010 acquisition are as follows (in thousands):

April 30, 2010 to August 31, 2010
Net sales	$134,166
Loss from continuing operations before taxes	$(2,030)
Net loss attributable to A. Schulman, Inc.	$(1,163)

The loss from continuing operations before taxes for ICO from April 30, 2010 to August 31, 2010 includes pretax depreciation and amortization costs of $9.6 million. This amount includes $3.4 million of additional costs due to the increased value of fixed assets and intangibles, and $3.9 million of pretax purchase accounting inventory step-up adjustments.

The following unaudited, pro forma information represents the consolidated results of the Company as if the ICO acquisition occurred at the beginning of the period presented (in thousands, except per share data):

Year ended August 31, 2010
Unaudited
(In thousands, except per share data)
Net sales	$1,828,339
Net income attributable to A. Schulman, Inc.	$45,948
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$1.47

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Business Transactions

The following table summarizes the Company's other business transactions for the periods presented as well as the ECM Plastics, Inc. acquisition completed in the first quarter of fiscal 2013:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
McCann Color, Inc.	March 1, 2010	$8.8	Americas
An Ohio producer of high-quality color concentrates whose products are used in end markets such as packaging, lawn and garden, furniture, consumer products and appliances
Mash Indústria e Comércio de Compostos Plásticos LTDA	November 3, 2010	$15.2	Americas
A Brazilian masterbatch additive producer and engineered plastics compounder whose products are used in end markets such as film and packaging, automotive and appliances
Surplast S.A.	June 30, 2011	$1.1	Americas
A 51% ownership interest in an Argentinean venture, further expanding the Company’s specialty powders presence in South America
ECM Plastics, Inc.	September 4, 2012	$36.5	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts during the years ended August 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
	(In thousands)
Beginning balance	$9,475	$13,205	$10,279
Provision	1,724	(1,495)	6,647
Write-offs, net of recoveries	(1,007)	(3,396)	(2,848)
Translation effect	(1,002)	1,161	(873)
Ending balance	$9,190	$9,475	$13,205

The decrease in the provision from fiscal 2010 to 2011 was primarily related to the improvement of a certain customer’s financial situation in fiscal 2011, for which the Company had recorded a charge in fiscal 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill during the years ended August 31, 2012 and 2011 are as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2010	$28,130	$55,934	$84,064
Acquisitions	—	4,193	4,193
Translation and other	2,819	677	3,496
Balance as of August 31, 2011	30,949	60,804	91,753
Acquisitions	40,718	—	40,718
Translation and other	(3,127)	(991)	(4,118)
Balance as of August 31, 2012	$68,540	$59,813	$128,353

The increase in goodwill during fiscal 2012 is primarily due to the acquisition of Elian. The increase in goodwill during fiscal 2011 primarily relates to the acquisition of Mash and the effect of currency translation.

The Company completed its annual impairment review of goodwill as of June 1, 2012 and noted no impairment. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2012. The fair value used in the analysis was established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

The following table summarizes intangible assets with determinable useful lives by major category as of August 31, 2012 and 2011:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$74,039	$(13,263)	$60,776	$59,948	$(7,428)	$52,520
Developed technology	19,189	(3,258)	15,931	13,522	(2,273)	11,249
Registered trademarks and tradenames	16,344	(3,013)	13,331	13,751	(1,445)	12,306
Total finite-lived intangible assets	$109,572	$(19,534)	$90,038	$87,221	$(11,146)	$76,075

Amortization expense of intangible assets was $9.1 million, $7.9 million and $2.3 million for fiscal 2012, 2011 and 2010, respectively. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2012 is 13.3 years.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense of intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2013	$9,190
2014	8,553
2015	8,095
2016	7,564
2017	7,177

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt obligations outstanding as of August 31, 2012 and 2011:

	August 31,
	2012	2011
	(In thousands)
Senior notes, LIBOR plus 80 bps, due 2013	$30,000	$—
Notes payable and other, due within one year	5,411	11,550
Short-term debt	$35,411	$11,550
Revolving credit loan, LIBOR plus applicable spread, due 2016	$117,000	$85,000
Euro notes, 4.485%, due 2016	57,130	69,098
Senior notes, LIBOR plus 80 bps, due 2013	—	30,000
Capital leases and other long-term debt	336	500
Long-term debt	$174,466	$184,598

In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement, dated January 7, 2011 and containing a maturity date of January 7, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders (the “Credit Agreement”). The Credit Agreement provides an aggregate revolving loan facility (the “Revolving Facility”) not to exceed $300 million comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche can be drawn in either Euros or Australian dollars. The Credit Agreement contains certain covenants that, among other things, restrict the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company must also maintain a minimum interest coverage ratio and may not exceed a maximum net debt leverage ratio. As of August 31, 2012, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2012. The Revolving Facility matures on January 7, 2016 and contains an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. Outstanding borrowings under the new Credit Agreement are classified as long-term debt as of August 31, 2012.

Interest rates on the Revolving Facility are based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. The Company also pays a facility fee on the commitments whether used or unused. The Revolving Facility allows for a provision which provides a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2012, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.7 million and borrowings of $117.0 million. Outstanding letters of credit and borrowings as of August 31, 2011 were $1.9 million and $85.0 million, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Company may, at its option, prepay all or part of the Dollar Notes. As of August 31, 2012, the Dollar Notes are classified as short-term debt in the Company's consolidated balance sheet.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The outstanding Euro Notes approximate $60.3 million as of August 31, 2012.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the Revolving Facility. As of August 31, 2012, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2012.

Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company’s interest bearing short-term debt of $35.4 million as of August 31, 2012 had a weighted-average interest rate of approximately 1.8%. Interest bearing short-term debt as of August 31, 2011 was $8.5 million with a weighted-average interest rate of approximately 5.6%.

Below summarizes the Company’s available funds as of August 31, 2012 and 2011:

	As of August 31,
	2012	2011
	(In thousands)
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	48,098	65,436
Total gross available funds from credit lines and notes	$348,098	$365,436
Credit Facility	$181,299	$213,121
Foreign uncollateralized short-term lines of credit	43,752	58,437
Total net available funds from credit lines and notes	$225,051	$271,558

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $121.3 million and $92.0 million as of August 31, 2012 and 2011, respectively, and issued letters of credit of $1.7 million and $1.9 million as of August 31, 2012 and 2011, respectively.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2012 are as follows (in thousands):

Fiscal 2013	$35,411
2014	3,303
2015	3,250
2016	167,838
2017	40

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value as of August 31, 2012 and 2011:

	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$92	$—	$92	$—	$82	$—	$82	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$69	$—	$69	$—	$50	$—	$50	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$65,210	$—	$65,210	$—	$76,093	$—	$76,093	$—

Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.

Long-term fixed-rate debt issued in Euros is not recorded at fair value on a recurring basis; however, is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of August 31, 2012 and 2011, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $60.3 million and $72.7 million, respectively.

The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $43.0 million and $18.4 million as of August 31, 2012 and 2011, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the level of the activity during the period. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with credit-worthy multinational banks, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2012 and 2011.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2012, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the years presented.

Additionally, the Company remeasures assets to fair value as a result of the occurrence of certain events. During fiscal 2012, the Company remeasured the carrying value of certain facilities, machinery and equipment to fair value in conjunction with restructuring initiatives. For further discussion on asset impairments, refer to Note 16.

There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
U.S.	$(4,637)	$(20,564)	$(34,178)
Foreign	70,605	78,031	74,109
Income from continuing operations before taxes	$65,968	$57,467	$39,931

The loss from discontinued operations in fiscal 2010 does not include any income tax effect as the Company was not in a taxable position due to its continued U.S. losses and a full valuation allowance.

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Current taxes:
U.S.	$228	$(414)	$3,298
Foreign	22,927	19,920	14,325
Total current tax expense (benefit)	23,155	19,506	17,623
Deferred taxes:
U.S.	16	(65)	(22,134)
Foreign	(9,252)	(3,659)	92
Total deferred tax expense (benefit)	(9,236)	(3,724)	(22,042)
Total income tax expense (benefit)	$13,919	$15,782	$(4,419)

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 21.1% in 2012, 27.5% in 2011, and (11.1)% in 2010 is as follows:

	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
Statutory U.S. tax rate	$23,089	35.0%	$20,113	35.0%	$13,979	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(12,195)	(18.5)	(15,126)	(26.3)	(16,190)	(40.5)
U.S. and foreign losses with no tax benefit	1,745	2.6	6,896	12.0	9,551	23.9
U.S. restructuring and other U.S. unusual charges with no benefit	1,029	1.6	3,871	6.7	4,820	12.1
Italy valuation allowance	(2,380)	(3.6)	—	—	1,715	4.3
Establishment (resolution) of uncertain tax positions	1,718	2.6	(221)	(0.4)	33	0.1
ICO historical tax attributes	—	—	—	—	3,250	8.1
U.S. valuation allowance reversal	—	—	—	—	(22,156)	(55.5)
Other	913	1.4	249	0.5	579	1.4
Total income tax expense (benefit)	$13,919	21.1%	$15,782	27.5%	$(4,419)	(11.1)%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and (liabilities) consist of the following at August 31, 2012 and August 31, 2011:

	2012	2011
	(In thousands)
Pensions	$11,761	$8,046
Inventory reserves	713	980
Bad debt reserves	1,334	2,411
Accruals	6,499	5,214
Postretirement benefits other than pensions	6,489	7,305
Depreciation	1,789	2,913
Net operating loss carryforwards	14,311	8,537
Foreign tax credit carryforwards	32,322	38,498
Alternative minimum tax carryforwards	4,452	4,447
Other	22,576	24,101
Gross deferred tax assets	102,246	102,452
Valuation allowance	(50,696)	(60,578)
Total deferred tax assets	51,550	41,874
Depreciation	(18,382)	(20,238)
Intangibles	(28,046)	(21,867)
Other	(2,016)	(1,033)
Gross deferred tax liabilities	(48,444)	(43,138)
Net deferred tax assets (liabilities)	$3,106	$(1,264)

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets primarily in the United States, Italy, Germany and Australia.

The Company has $35.0 million in foreign tax credit carryforwards that will expire in periods from 2013 to 2019. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of $2.7 million.

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

During fiscal 2010, the Company recorded a tax benefit of $22.2 million for the reversal of a portion of the valuation allowance in the U.S. relating to the ICO acquisition. Previously, the Company had a full valuation allowance against the U.S. deferred tax assets because it was not more-likely-than-not that they would be realized. Certain U.S. deferred tax assets that existed prior to the acquisition can now be realized as a result of the future reversals of deferred tax liabilities recorded in connection with the acquisition of ICO. It is now more-likely-than-not that certain deferred tax assets will be realized, therefore, a reduction in the U.S. valuation allowance was recorded resulting in a $22.2 million non-cash tax benefit.

The tax effect of temporary differences included in prepaid expense and other current assets was $10.0 million and $6.4 million at August 31, 2012 and 2011, respectively. Deferred charges included $17.5 million and $13.2 million from the tax effect of temporary differences at August 31, 2012 and 2011, respectively. The tax effect of temporary differences included in other accrued liabilities was $2.0 million and $0.8 million at August 31, 2012 and 2011, respectively.

As of August 31, 2012, the Company’s gross unrecognized tax benefits totaled $6.9 million. If recognized, $5.3 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2012, the Company had $1.1 million of accrued interest and penalties on unrecognized tax benefits.

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

A reconciliation of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In thousands)
Beginning balance	$4,716	$2,614	$1,549
Decreases related to prior year tax positions	(390)	(31)	(314)
Increases related to prior year tax positions	2,360	1,346	1,534
Increases related to current year tax positions	627	677	250
Settlements	—	(101)	—
Lapse of statute of limitations	4	(161)	(167)
Foreign currency impact	(440)	372	(238)
Ending balance	$6,877	$4,716	$2,614

As of August 31, 2012, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $448.6 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practical.

NOTE 8 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. The measurement date for all plans is August 31.

A supplemental non-qualified, non-funded pension plan for certain retired officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was $3.4 million and $3.0 million as of August 31, 2012 and 2011, respectively.

Postretirement health care and life insurance benefits are provided to certain U.S. employees if they meet certain age and length of service requirements while working for the Company. Effective January 1, 2004, the Company amended the U.S. postretirement health care and life insurance ("OPEB") plan to require co-payments and participant contribution. Effective April 1, 2007, the Company amended the plan which eliminated retiree health care benefits for certain employees and increased retiree contributions for health care benefits. Effective July 1, 2008, the Company amended the plan which eliminated retiree life insurance benefits for all nonunion employees and retirees.

In fiscal 2011, the Company amended the OPEB plan effective January 1, 2012 to limit surviving spouse coverage to two months, at which point the surviving spouse may continue coverage at full cost. The surviving spouse coverage resulted in a $2.6 million reduction in the August 31, 2011 postretirement benefit plan obligation. Subsequently, in January 2012, the Company rescinded the surviving spouse coverage amendment that limited coverage to two months. Rescinding this amendment reinstated surviving spouse coverage which increased the postretirement benefit plan obligation by $2.5 million, as of August 31, 2012.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the plan obligations and assets, the recorded liability and accumulated other comprehensive income (loss) ("AOCI") as of August 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Benefit obligation at beginning of year	$(113,204)	$(112,517)	$(13,929)	$(17,054)
Service cost	(2,759)	(3,521)	(28)	(30)
Interest cost	(5,099)	(4,820)	(607)	(746)
Participant contributions	(253)	(270)	(91)	(32)
Actuarial gain (loss)	(18,921)	16,900	2,819	480
Benefits paid	3,354	4,028	768	872
Settlement gain (loss)	—	(28)	—	—
Business combinations	(710)	—	—	—
Curtailment gain (loss)	310	(18)	—	—
Contractual termination benefits	(79)	—	—	—
Plan amendments	—	(7)	(2,488)	2,581
Translation adjustment	12,413	(12,951)	—	—
Benefit obligation at end of year	$(124,948)	$(113,204)	$(13,556)	$(13,929)
Fair value of plan assets at beginning of year	$26,090	$22,259	$—	$—
Actual return on assets	4,518	810	—	—
Employer contributions	4,619	4,607	677	840
Participant contributions	253	270	91	32
Benefits paid	(3,354)	(4,028)	(768)	(872)
Translation adjustment	(1,936)	2,172	—	—
Fair value of plan assets at end of year	$30,190	$26,090	$—	$—
Underfunded	$(94,758)	$(87,114)	$(13,556)	$(13,929)
Classification of net amount recognized:
Accrued payroll, taxes and related benefits	$(2,177)	$(2,441)	$(780)	$(880)
Long-term liabilities	(92,581)	(84,673)	(12,776)	(13,049)
Net amount recognized	$(94,758)	$(87,114)	$(13,556)	$(13,929)
Amounts recognized in AOCI:
Net actuarial (gain) loss	$30,134	$16,739	$602	$3,592
Net prior service cost (credit)	355	403	(3,006)	(6,225)
Net amount recognized in AOCI	$30,489	$17,142	$(2,404)	$(2,633)
Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$15,394	$(16,445)	$(2,819)	$(480)
Prior service cost (credit)	—	7	2,488	(2,581)
Amortization of net actuarial loss	(468)	(1,658)	(171)	(198)
Amortization of prior service (cost) credit	(48)	(29)	731	542
Settlement/curtailment gain (loss)	310	2	—	—
Translation adjustment	(1,841)	2,927	—	—
Total change in AOCI	$13,347	$(15,196)	$229	$(2,717)

The pension actuarial loss in fiscal 2012 as compared to the pension actuarial gain in the prior year is primarily the result of a decrease in the weighted-average discount rate to 3.8% in fiscal 2012 from 4.9% in 2011.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost of the years ended August 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Service cost	$2,759	$3,521	$2,159	$28	$30	$30
Interest cost	5,099	4,820	4,505	607	746	765
Expected return on plan assets	(1,298)	(1,219)	(984)	—	—	—
Amortization of prior service cost (credit)	48	29	48	(731)	(542)	(557)
Recognized gains due to plan settlements	—	(24)	(28)	—	—	—
Contractual termination benefits	79	—	—	—	—	—
Recognized (gains) losses due to plan curtailments	(310)	22	267	—	—	—
Recognized net actuarial loss	468	1,658	338	171	198	—
Total net periodic benefit cost	$6,845	$8,807	$6,305	$75	$432	$238

Amounts expected to be amortized from AOCI and included in total net periodic benefit cost during the year ended August 31, 2013, are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Net actuarial loss	$1,418	$—
Prior service cost (credit)	28	(537)
Total	$1,446	$(537)

Selected information regarding the Company’s pension and OPEB plans is as follows:

	2012	2011
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$113,055	$101,659
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$124,887	$112,902
Accumulated benefit obligation	$113,011	$101,432
Fair value of plan assets	$30,125	$25,596
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$61	$302
Accumulated benefit obligation	$44	$227
Fair value of plan assets	$65	$494
OPEB Plan:
Accumulated benefit obligation	$13,556	$13,929
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$13,556	$13,929
Accumulated benefit obligation	$13,556	$13,929
Fair value of plan assets	$—	$—

The underfunded position of the pension plans is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2012, the Company’s German and United Kingdom pension plans are underfunded by $76.7 million and $7.6 million, respectively. In Germany, there are no statutory requirements for funding while in the United Kingdom there are

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31 :	2012	2011	2010
Discount rate on pension plans	3.8%	4.9%	4.0%
Discount rate on postretirement obligation	3.5%	4.5%	4.5%
Rate of compensation increase	2.2%	2.5%	2.4%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions as of August 31 :	2012	2011	2010
Discount rate on pension plans	4.9%	4.0%	5.4%
Discount rate on postretirement obligation	4.5%	4.5%	5.5%
Return on pension plan assets	6.4%	5.8%	7.0%
Rate of compensation increase	2.5%	2.4%	2.5%
Projected health care cost trend rate	8.0%	8.0%	8.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2019	2019	2016

The Company, in consultation with its actuaries, annually, or as needed for interim remeasurements, reviews and selects the discount rates to be used in connection with its defined benefit pension plans. The discount rates used by the Company are based on the yields of various corporate bond indices with the plans' actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. For countries in which there are no deep corporate bond markets, discount rates used by the Company are based on yields of various government bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year.

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

For fiscal 2013, the Company, in consultation with its actuaries, has selected a weighted-average discount rate of 3.8%, expected long-term return on plan assets of 5.1% and rate of compensation increase of 2.2% for its defined benefit pension plans. For its postretirement benefit plan, the Company has selected a discount rate of 3.5% for fiscal 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the OPEB plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2012:

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$62	$(55)
Effect on accumulated postretirement benefit obligation	$1,428	$(1,231)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan weighted-average asset allocation as of August 31, 2012 and 2011, and target allocation, by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2012	2011	2012	2011
Equity securities	27%	37%	22%	45%
Debt securities	21%	18%	13%	15%
Fixed insurance contracts	40%	37%	43%	35%
Cash	12%	8%	22%	5%
Total	100%	100%	100%	100%

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

The fair values of the Company’s pension plan assets as of August 31, 2012 and 2011, all of which are for foreign plans, are as follows:

	2012						2011
	Total		Level 1		Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities	$8,217	—	$8,217		$—	$—	$9,650	$9,650	$—	$—
Debt securities	6,388		6,388		—	—	4,673	4,673	—	—
Fixed insurance contracts	11,946		—		—	11,946	9,536	—	—	9,536
Cash	3,572		3,572		—	—	2,098	2,098	—	—
Other	67		—	—	—	67	133	—	—	133
Total	$30,190		$18,177		$—	$12,013	$26,090	$16,421	$—	$9,669

The change in fair value of the Company’s pension plan assets classified as Level 3 for the years ended August 31, 2012 and 2011, all of which are for foreign plans, is as follows:

	2012	2011
	(In thousands)
Balance, beginning of fiscal year	$9,669	$8,378
Actual return on plan assets	3,007	(880)
Purchases, sales, issuances, and settlements, net	743	1,002
Foreign currency translation	(1,406)	1,169
Balance, end of fiscal year	$12,013	$9,669

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $4.7 million for its pension obligations and $0.8 million to its other postretirement plan in 2013. The benefit payments, which reflect expected future service, are as follows:

	Pension Benefits	OPEB Benefits
	(In thousands)
2013	$3,366	$791
2014	3,625	815
2015	4,187	836
2016	5,005	852
2017	4,572	840
Years 2018 — 2022	24,783	4,257

The Company has agreements with two individuals that upon retirement, death or disability prior to retirement, it shall make ten payments of $0.1 million each to the two individuals or their beneficiaries for a ten-year period and are 100% vested. The liability required for these agreements is included in other long-term liabilities as of August 31, 2012 and 2011. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was $3.4 million, $2.8 million and $1.9 million in 2012, 2011 and 2010, respectively.

NOTE 9 — COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended August 31, 2012, 2011 and 2010 was as follows:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Comprehensive income (loss):
Net income	$52,049	$41,685	$44,111
Foreign currency translation gain (loss)	(46,647)	42,550	(27,898)
Unrecognized losses and prior service costs (credits), net	(9,371)	13,735	(17,094)
Total comprehensive income (loss)	(3,969)	97,970	(881)
Comprehensive (income) loss attributable to noncontrolling interests	(1,072)	(689)	(221)
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(5,041)	$97,281	$(1,102)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Gain (Loss)	Unrecognized Losses and Prior Service Costs (Credits), Net	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2009	$45,288	$(6,574)	$38,714
Current period change	(27,898)	(17,094)	(44,992)
Balance as of August 31, 2010	17,390	(23,668)	(6,278)
Current period change	42,550	13,735	56,285
Balance as of August 31, 2011	59,940	(9,933)	50,007
Current period change	(46,557)	(9,371)	(55,928)
Balance as of August 31, 2012	$13,383	$(19,304)	$(5,921)

The decrease in accumulated other comprehensive income (loss) in 2012 was primarily due to the decrease in the value of the Euro and other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

NOTE 10 — INCENTIVE STOCK PLANS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, whole shares, restricted stock awards, restricted stock units, stock appreciation rights, performance shares, performance units, cash-based awards, dividend equivalents and performance-based awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and other equity grants. As of August 31, 2012, there were 34,293 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan.

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

A summary of stock option activity for the year ended August 31, 2012 is as follows:

	Outstanding Shares Under Option	Weighted- Average Exercise Price
Outstanding at August 31, 2011	138,141	$18.34
Granted	—	$—
Exercised	(51,186)	$17.89
Forfeited and expired	—	$—
Outstanding at August 31, 2012	86,955	$18.61
Exercisable at August 31, 2012	86,955	$18.61

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of August 31, 2012 was $0.5 million with a remaining term for options outstanding and exercisable of 1.5 years. The total intrinsic value of options exercised as of August 31, 2012, 2011, and 2010 was $0.4 million, $0.3 million and $1.4 million, respectively. All outstanding and exercisable stock options are fully vested as of August 31, 2012. The Company did not grant stock options in fiscal years 2012, 2011 or 2010.

Restricted stock awards under the 2006 Incentive Plan can vest over various periods, and restricted stock awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards outstanding under the 2006 Incentive Plan have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based and performance-based restricted stock awards for the year ended August 31, 2012:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2011	117,891	800,193	$20.98	$14.44
Granted	64,458	483,204	$22.64	$17.71
Vested	(58,432)	—	$20.36	$—
Forfeited	(5,522)	(272,654)	$21.79	$11.10
Outstanding at August 31, 2012	118,395	1,010,743	$22.15	$16.90

The weighted-average grant date fair value of time-based awards granted during the years ended August 31, 2012, 2011 and 2010 were $22.64, $21.46 and $21.72, respectively.

Restrictions on the time-based restricted stock awards lapse at the end of a three-year period, and the awards were valued at the fair market value on the date of grant. Time-based awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards.

Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2012 are 505,371 performance shares, which earn dividends throughout the vesting period and the remaining performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards. Performance shares granted during fiscal 2009, which would have vested during the year ended August 31, 2012, did not meet the performance vesting conditions and were forfeited.

The performance-based awards in the table above include 558,944 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation model. These awards were accounted for as awards with market conditions, which are recognized over the service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

The fair value of the remaining 451,799 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") in relation to an internal targeted ROIC over a three-year period.

The weighted-average grant date fair value of the performance shares granted in fiscal 2012, 2011 and 2010 were $17.71, $14.84 and $18.22 per share, respectively.

The fair values of the performance shares granted during fiscal 2012, 2011 and 2010 that were estimated using a Monte Carlo simulation model used the following weighted-average assumptions:

Weighted-Average Assumptions	2012	2011	2010
Dividend yield	3.00%	2.91%	2.68%
Expected volatility	43.00%	47.00%	46.00%
Risk-free interest rate	0.42%	1.05%	1.54%
Correlation	61.00%	60.00%	59.00%

The expected dividend yield of common stock is based on the Company’s historical dividend yield. The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the weekly

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of August 31, 2012 was $7.3 million. This cost is expected to be recognized over a weighted-average period of 1.6 years.

During fiscal 2012, restrictions lapsed on 20,000 stock-settled restricted stock units. The Company had no remaining stock-settled restricted units outstanding as of August 31, 2012, and had 20,000 stock-settled restricted units outstanding as of August 31, 2011. There were no service requirements for the vesting of this grant. These restricted stock units settled in shares of the Company’s common stock, on a one-to-one basis, on the third anniversary of the award grant date. These awards earned dividends during the restriction period; however, they did not have voting rights until the restriction was released. There were no grants of these stock-settled restricted stock units during the years ended August 31, 2012 and 2011.

The Company had $1.5 million and $3.6 million cash-based awards, which are treated as liability awards, outstanding as of August 31, 2012 and 2011, respectively. These awards were granted to foreign employees. Such awards include $0.1 million which have service vesting periods of three years following the date of grant and the remaining $1.4 million is performance-based. The performance-based awards are based on the same conditions utilized for the performance shares. The Company records a liability for these cash-based awards equal to the amount of the award vested to date and adjusts the performance-based awards based on expected payout. There were no grants of these cash-based awards during the years ended August 31, 2012 and 2011.

The Company made cash payments of $0.3 million, $2.5 million and $2.5 million for cash-settled restricted stock units and cash-based awards during fiscal 2012, 2011 and 2010, respectively.

During fiscal 2012 and 2011, the Company granted non-employee directors 37,300 shares and 35,000 shares of unrestricted common stock, respectively. The Company recorded compensation expense for this grant of $0.8 million for the years ended August 31, 2012 and 2011.

In fiscal 2010, the Company’s board of directors and stockholders approved adoption of an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2012, 2011 and 2010. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation for fiscal 2012, 2011, and 2010, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Time-based awards and performance-based awards	$4,658	$4,623	$4,067
Cash-settled restricted stock units	—	817	628
Cash-based awards	62	225	47
Total stock-based compensation	$4,720	$5,665	$4,742

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and also the impact of restricted stock and performance-based awards expected to vest, which combined would then share in the earnings of the Company.

The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Weighted-average shares outstanding:
Basic	29,389	30,978	27,746
Incremental shares from equity awards	160	163	230
Diluted	29,549	31,141	27,976

In fiscal years 2012, 2011, and 2010 there were 36,000, 118,000, and 60,000, respectively, of equivalent shares related to stock-based compensation arrangements that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance. As of August 31, 2012, no shares of special stock are outstanding.

NOTE 12 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $10.9 million in 2012, $10.8 million in 2011 and $7.4 million in 2010. The approximate future minimum rental commitments for operating non-cancelable leases excluding obligations for taxes and insurance are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2013	$5,326
2014	4,350
2015	2,828
2016	1,378
2017	1,273
2018 and thereafter	1,470
Total minimum rental commitments	$16,625

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset write-downs, costs related to business acquisitions and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.

Below the Company presents net sales to unaffiliated customers by segment:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
EMEA	$1,403,151	$1,533,993	$1,142,523
Americas	558,910	516,814	363,011
APAC	144,692	142,148	84,909
Total net sales to unaffiliated customers	$2,106,753	$2,192,955	$1,590,443

Below the Company presents gross profit by segment:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
EMEA	$171,768	$197,171	$177,010
Americas	84,282	71,698	48,213
APAC	22,044	17,284	11,656
Total segment gross profit	278,094	286,153	236,879
Asset write-downs	—	—	(69)
Inventory step-up	(677)	(607)	(3,942)
Total gross profit	$277,417	$285,546	$232,868

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
EMEA	$71,849	$86,663	$69,393
Americas	28,872	14,032	12,036
APAC	10,145	5,587	2,981
Total segment operating income	110,866	106,282	84,410
Corporate and other	(23,786)	(25,106)	(20,538)
Costs related to acquisitions	(1,425)	(1,429)	(6,814)
Restructuring related	(9,256)	(8,117)	(5,098)
Asset write-downs	(3,392)	(8,150)	(5,737)
Curtailment gain (loss)	310	—	(270)
Inventory step-up	(677)	(607)	(3,942)
Operating income	72,640	62,873	42,011
Interest expense, net	(7,678)	(5,531)	(3,665)
Foreign currency transaction gains (losses)	(245)	(1,595)	(884)
Other income (expense), net	1,251	1,720	2,469
Income from continuing operations before taxes	$65,968	$57,467	$39,931

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes identifiable assets by segment:

	As of August 31,
	2012	2011	2010
	(In thousands)
EMEA	$677,066	$737,698	$616,592
Americas	426,963	408,714	369,210
APAC	89,738	93,575	85,513
Total identifiable assets	$1,193,767	$1,239,987	$1,071,315

The following tables summarize depreciation and amortization and capital expenditures by segment:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Depreciation and amortization expense:
EMEA	$17,534	$18,522	$13,896
Americas	17,531	17,810	11,144
APAC	3,719	3,942	2,409
Total depreciation and amortization expense	$38,784	$40,274	$27,449
Capital expenditures:
EMEA	$11,383	$12,541	$10,927
Americas	17,725	12,328	7,125
APAC	4,895	1,490	925
Total capital expenditures	$34,003	$26,359	$18,977

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
Net sales:
United States	$358,376	$337,423	$231,890
Germany	571,876	617,266	496,073
Other international	1,176,501	1,238,266	862,480
Total net sales	$2,106,753	$2,192,955	$1,590,443

	As of August 31,
	2012	2011	2010
	(In thousands)
Long lived assets:
United States	$76,699	$74,102	$89,345
Germany	23,020	27,680	24,876
France	22,832	21,744	19,536
Other international	103,325	110,774	105,206
Total long lived assets	$225,876	$234,300	$238,963

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Globally, the Company operates primarily in four product families: (1) masterbatch, (2) engineered plastics, (3) specialty powders and (4) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	2012		2011		2010
	(In thousands, except for %’s)
Masterbatch	$876,126	42%	$880,406	40%	$676,977	43%
Engineered plastics	547,090	26	546,964	25	460,141	29
Specialty powders	340,446	16	372,360	17	129,122	8
Distribution services	343,091	16	393,225	18	324,203	20
Total net sales	$2,106,753	100%	$2,192,955	100%	$1,590,443	100%

Consistent with the Company's global growth strategies, an extensive evaluation of the Company's three regional segments was conducted with particular focus on each segment's Masterbatch product family. As a result of this evaluation and in order to put greater focus on growth opportunities, effective September 1, 2012, the Masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions.

NOTE 14 — RESEARCH AND DEVELOPMENT

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. New product innovation is a term used to describe the new product development process, beginning with the generation of new innovative ideas through their development into new products which we will commercialize into the market. The Company has a team of individuals with varied backgrounds to lead its new product innovation, putting an aggressive global focus on the Company’s research and development activities. New product innovation is a key component of the Company's Growth Playbook. Research and development expenditures were $2.7 million, $2.4 million and $2.0 million in fiscal years 2012, 2011 and 2010, respectively. These activities are primarily related to the Company’s masterbatch, engineered plastics and specialty powders applications. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 15 — RESTRUCTURING

Masterbatch Reorganization Plan

In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC regions in the fourth quarter of fiscal 2012. The Company recorded $2.3 million of pretax employee-related restructuring costs in fiscal 2012, of which the majority was related to the EMEA segment. As of August 31, 2012, the Company has a balance of $2.2 million accrued related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2013 as it completes the plan.

EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA's operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded $4.7 million of pretax employee-related restructuring costs in fiscal 2012. As of August 31, 2012, the Company has a balance of $0.5 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized in fiscal 2013 as it completes the plan.

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to the Akron and Bellevue, Ohio facilities in order to optimize the use of existing capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and as of August 31, 2012, the Company reduced headcount

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by approximately 70. The Company recorded $1.6 million and $1.1 million of pretax employee-related restructuring expense associated with this plan during fiscal 2012 and 2011, respectively. As of August 31, 2012, the Company has a balance of $0.4 million accrued for employee-related costs related to this plan. The Company anticipates recognizing additional pretax employee-related cash charges and other restructuring expenses of less than $0.5 million during fiscal 2013 as it completes the plan.

Italy and Australia Plans

On February 8, 2011, the Company announced that it is relocating its operations from its manufacturing facility in Verolanuova, Italy to its existing facility in Gorla Maggiore, Italy. Production lines at the Verolanuova facility were relocated in the first quarter of fiscal 2012 to the Gorla facility. As a result of this relocation, the Company reduced headcount by approximately 30 in the fourth quarter of fiscal 2012. Also on February 8, 2011, as a result of the ongoing deterioration of the Australian rotomolding market, the Company announced plans to consolidate operations in Australia by moving production from its Braeside, Australia facility to its Brisbane, Australia facility. As part of this consolidation, the Company reduced headcount in Australia by approximately 20, and the majority of the reduction occurred in the second and third quarters of fiscal 2011. The region continues to be served by the Company’s Brisbane facility and facilities in Malaysia, Indonesia and China.

The Company recorded pretax restructuring expense of $0.5 million during fiscal 2012 primarily related to other restructuring costs as part of the Italy plan. In fiscal 2011, the Company recorded pretax restructuring expense of $6.0 million primarily for employee-related costs and other restructuring costs related to the Australia and Italy restructuring plans. As of August 31, 2012, the Company has no remaining accrual related to the Italy plan as it is considered complete. As of August 31, 2012, the Company has a balance of $0.3 million accrued for the Australia plan related to a future settlement of a contractual obligation and expects no additional charges related to this plan.

ASI United Kingdom Plan

On August 31, 2010, management announced plans to restructure its operations at its Crumlin, South Wales (U.K.) facility. The plan included moving part of the plant’s capacity to two other, larger facilities in Europe, and several production lines were shut down. As a result, the Company reduced headcount at this location by approximately 30. Approximately half of the reductions occurred in the second quarter of fiscal 2011 and the remaining headcount reductions occurred in the second quarter of fiscal 2012. The Company recorded minimal charges in fiscal 2012, and $0.1 million and $0.4 million of pretax employee-related restructuring costs during fiscal 2011 and 2010, respectively. The Company expects no further charges and has no remaining accrual as of August 31, 2012 related to this plan as it is considered complete.

ICO Merger Plan

In conjunction with the acquisition of ICO in fiscal 2010, the Company reduced the workforce in the Houston, Texas office by 17 employees. ICO had preexisting arrangements regarding change-in-control payments and severance pay which were based on pre-merger service. The Company assumed $2.1 million in liabilities as a result of the merger related to these agreements, of which $2.0 million was paid by the Company during fiscal 2010. Since the merger, the Company announced the exit of certain senior managers in Europe in connection with the Company’s ongoing integration of ICO operations. The Company recorded $0.5 million primarily in pretax employee-related costs during fiscal 2011 and minimal charges in fiscal 2010 related to the integration of the ICO merger. The Company had no charges in fiscal 2012 and has no remaining accrual as of August 31, 2012 related to this plan as it is considered complete.

North America Masterbatch Fiscal 2010 Plan

On March 1, 2010, the Company announced the closure of its Polybatch Color Center located in Sharon Center, Ohio. The Company recorded $0.5 million of pretax restructuring expense during fiscal 2011 primarily for employee-related costs associated with the closure. Also, the Company recorded pretax restructuring expense of $1.3 million during fiscal 2010. The Company ceased production at the Polybatch Color Center on August 31, 2010, and sold the facility in June 2011. The Company had no charges in fiscal 2012 and has no remaining accrual as of August 31, 2012 related to this plan as it is considered complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Restructuring Summary

The following table summarizes the activity during fiscal 2012 and 2011 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2010			Accrual Balance August 31, 2011			Accrual Balance August 31, 2012
		Fiscal 2011 Charges	Fiscal 2011 Paid		Fiscal 2012 Charges	Fiscal 2012 Paid
	(In thousands)
Employee-related costs	$2,011	$5,048	$(3,737)	$3,322	$7,581	$(7,379)	$3,524
Other costs	267	3,069	(2,933)	403	1,675	(1,697)	381
Translation effect	(47)	—	—	70	—	—	(539)
Restructuring charges	$2,231	$8,117	$(6,670)	$3,795	$9,256	$(9,076)	$3,366

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2012	2011	2010
	(In thousands)
EMEA	$7,531	$2,834	$2,992
Americas	1,603	1,712	1,805
APAC	122	3,571	257
Total	$9,256	$8,117	$5,054

NOTE 16 — ASSET IMPAIRMENTS

In total, the company recorded $3.4 million, $8.1 million and $5.7 million in asset impairments during the years ended August 31, 2012, 2011 and 2010, respectively.

During fiscal 2012, as a result of the Italy restructuring initiative discussed above, the Company remeasured the carrying value of its facility, machinery and equipment in Verolanuova, Italy at fair value of $2.9 million. The disposal value of the real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. As a result of the remeasurement, the Company recorded a pretax impairment charge of $2.7 million.

Additionally in fiscal 2012, as a result of the Americas Engineered Plastics restructuring initiative discussed above, the Company remeasured the carrying value of its facility, machinery and equipment in Nashville, Tennessee at fair value of $3.8 million. The disposal value of the real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. As a result of the remeasurement, the Company recorded a pretax impairment charges of $0.5 million and $6.2 million in fiscal 2012 and 2011, respectively, primarily related to real estate, machinery and equipment at the Nashville, Tennessee facility.

Also in fiscal 2011, a long-lived asset related to the closure of the Polybatch Color Center located in Sharon Center, Ohio was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The estimated fair value was determined based on a third-party purchase offer less associated costs to sell. Additionally, during fiscal 2010, the Company recorded $5.7 million of asset impairment charges primarily related to land, building and related improvements at the Polybatch Color Center. The disposal value was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of the machinery and equipment was determined based on projected cash flows from operations and estimated salvage value.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not considered probable that a liability has been incurred or not possible to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve would be recognized until that time.

In August 2011, the Company incurred a pretax charge of $3.0 million related to a settlement involving a business relationship. This settlement satisfied all threatened claims. The charge was included in selling, general and administrative expense in the accompanying consolidated statement of operations in fiscal 2011 and related to the Americas segment.

NOTE 18 — SHARE REPURCHASE PROGRAM

On April 1 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008 (“2008 Repurchase Program”).

As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s designated broker repurchased 1,218,429 shares of its common stock under the 2011 Repurchase Program in the first quarter of fiscal 2012 at an average price of $17.60 per share. As of October 10, 2011 the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock in fiscal 2011 and the first quarter of fiscal 2012 at an average price of $18.70 per share.

On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program. The Company repurchased 244,597 shares of common stock during the fourth quarter of fiscal 2012 at an average price of $21.56 per share. Shares valued at $64.7 million remained authorized for repurchase as of August 31, 2012.

In fiscal 2012, the Company repurchased a total of approximately 1.5 million shares of its common stock at an average price of $18.26 per share for a total cost of $26.8 million.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov 30, 2011	Feb 29, 2012	May 31, 2012	Aug 31, 2012	Aug 31, 2012
	Unaudited
	(In thousands, except per share data)
Net sales	$517,289	$495,911	$569,107	$524,446	$2,106,753
Gross profit	$69,496	$64,549	$76,589	$66,783	$277,417
Net income	$13,963	$9,290	$17,248	$11,548	$52,049
Noncontrolling interests	(381)	(217)	(252)	(312)	(1,162)
Net income attributable to A. Schulman, Inc.	$13,582	$9,073	$16,996	$11,236	$50,887

Earnings per share of common stock attributable to A. Schulman, Inc. — Basic:	$0.46	$0.31	$0.58	$0.38	$1.73

Earnings per share of common stock attributable to A. Schulman, Inc. — Diluted:	$0.46	$0.31	$0.57	$0.38	$1.72

Certain items included in net income attributable to A. Schulman, Inc. net of tax are as follows:
Asset write-downs(a)	$—	$—	$1,917	$613	$2,530
Costs related to acquisitions(b)	190	615	147	359	1,311
Restructuring related costs(c)	2,280	1,068	1,556	1,767	6,671
Inventory step-up(d)	—	398	53	—	451
Tax charges (benefits)(e)	(747)	40	(260)	100	(867)
Total	$1,723	$2,121	$3,413	$2,839	$10,096

(a)
Asset write-downs include charges primarily related to the write-down of the facility in Verolanuova, Italy during the third quarter of fiscal 2012 and the facility in Nashville, Tennessee during the fourth quarter of fiscal 2012. Refer to Note 16 for further discussion.

(b)	Costs related to acquisitions include professional, legal and other expenses associated with the acquisitions of Elian, ECM and other potential acquisitions.

(c)
Restructuring includes charges related to the EMEA operations and back-office plan, the Masterbatch reorganization plan, the Americas engineered plastics plan, and the Italy plan. Refer to Note 15 for further discussion.

(d)	Inventory step-up relates to the Elian SAS acquisition.

(e)	Tax charges (benefits) include the effect of the adjustment to the Italian valuation allowance in fiscal 2012.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended				Year Ended
	Nov 30, 2010	Feb 28, 2011	May 31, 2011	Aug 31, 2011	Aug 31, 2011
	Unaudited
	(In thousands, except per share data)
Net sales	$495,383	$508,343	$611,142	$578,087	$2,192,955
Gross profit	$69,001	$66,612	$78,888	$71,045	$285,546
Net Income	$9,376	$7,279	$18,924	$6,106	$41,685
Noncontrolling interests	(133)	(138)	(170)	(248)	(689)
Net income attributable to A. Schulman, Inc.	$9,243	$7,141	$18,754	$5,858	$40,996
Earnings per share of common stock attributable to A. Schulman, Inc. — Basic:	$0.29	$0.23	$0.61	$0.19	$1.32
Earnings per share of common stock attributable to A. Schulman, Inc. — Diluted: (f)	$0.29	$0.23	$0.60	$0.19	$1.32

Certain items included in net income attributable to A. Schulman, Inc. net of tax are as follows:
Asset write-downs(g)	$—	$1,800	$125	$6,225	$8,150
Costs related to acquisitions(h)	881	314	(356)	552	1,391
Restructuring related costs(i)	438	2,769	1,748	2,288	7,243
Inventory step-up	78	106	—	112	296
Tax charges (benefits)	(65)	—	—	—	(65)
Total	$1,332	$4,989	$1,517	$9,177	$17,015

(f)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(g)
Asset write-downs primarily relates to the closure of the Company's Nashville, Tennessee facility in the fourth quarter of fiscal 2011 and the closure of the Polybatch Color Center in Sharon Center, Ohio primarily in the second quarter of fiscal 2011. Refer to Note 16 for further discussion.

(h)	Costs related to acquisitions include professional, legal and other expenses associated with the acquisitions of ICO, Mash, Surplast and other potential acquisitions.

(i)
Restructuring includes charges related to the Australia and Italy plans, the Americas engineered plastics plan, the ICO merger plan and the North America masterbatch fiscal 2010 plan. Refer to Note 15 for further discussion.

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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the second quarter of fiscal 2012, the Company acquired Elian SAS. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting did not include Elian SAS. Elian SAS's total assets and total net sales represented 7.0% and 1.0%, respectively, of the Company's consolidated financial statement amounts as of and for the year ended August 31, 2012. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2012.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Elian SAS, which was acquired during fiscal year 2012. SEC guidelines permit companies to omit an acquired business’s internal controls over financial reporting from its management’s assessment during the first year of the acquisition.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company
The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 13, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal One — Election of Directors” in the Company’s definitive proxy statement relating to the 2012 Annual Meeting to be filed with the Commission (the “2012 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement.
Code of Conduct
The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2012 Proxy Statement.
Procedures for Recommending Directors Nominees
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in the Company’s 2012 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive proxy materials for the 2011 Annual Meeting of Stockholders held on December 8, 2011.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2012 Proxy Statement.
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2012 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the Company’s 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2012 Proxy Statement.
The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2012 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements:
(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	90
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

2.2
Agreement, dated January 30, 2012, by and between Vita Polymers France SAS and ICO Europe B.V., to purchase 100 percent of the shares of Elian SAS (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 2, 2012).

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
10.2*
Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2006).

10.3*
A. Schulman Second Amended and Restated Directors Deferred Units Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.4*
First Amendment to Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.5*
A. Schulman Amended and Restated Nonqualified Profit Sharing Plan (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.6*
First Amendment to the A. Schulman 2002 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.7*	A. Schulman Amended and Restated 2006 Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.8*
A. Schulman 2006 Incentive Plan Form of Performance Share Award Agreement for Employees (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).

10.9*
A. Schulman 2006 Incentive Plan Form of Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).

10.10*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009).
10.11*
Form of 2010 Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.12*
Form of 2010 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.13*
Form of 2010 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.14*
Form of 2010 Time-Based and Performance-Based Cash Award Agreement for Employees in Mexico, Canada and Europe (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.15*	Form of 2010 Restricted Stock Unit Award Agreement (Gingo) (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)
10.16*
Form of 2010 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.)

10.17*	Non-Employee Directors’ Compensation (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.)
10.18*	The Company’s 2012 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2012).
10.19*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).
10.20
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

10.21*
Form of 2011Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.22*
Form of Time-Based Restricted Stock Unit Agreement for Foreign Employees (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.23*
Form of 2011 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.24*
Form of 2011 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.25*
Form of 2011 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.26*
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

10.28*
Form of 2012 Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.29*
Form of 2012 Time-Based Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.30*
Form of 2012 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.31*
Form of 2012 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.32*
Form of 2012 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.33*
Form of 2012 Performance Unit Award Agreement (ROIC) for Foreign Employees (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.34*
Form of 2012 Performance Unit Award Agreement (TSR) for Foreign Employees (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.35*
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated November 23, 2011 (Registration No. 333-178159)).

10.36*
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, dated May 19, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

10.37*	Form of A. Schulman, Inc. Change-in-Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).
10.38*
Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, dated June 10, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2011).

10.39
Joint Venture Agreement between A. Schulman, Inc. and National Petrochemical Industrial Company of Jeddah, Saudi Arabia dated June 9, 2012 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

11	Statement re Computation of Per Share Earnings.**
21	Subsidiaries of the Company (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31	Certifications of Principal Executive and Principal Financial Officers pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32	Certifications of Principal Executive and Principal Financial Officers pursuant to 18 U.S.C. 1350 (filed herewith).
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

**
Information required to be presented in Exhibit 11 is provided in Note 11 of the Notes to Consolidated Financial Statements under Part II, ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Form 10-K in accordance with accounting rules related to accounting for earnings per share.

*** In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(b)	Exhibits.
See subparagraph (a)(3) above

(c)	Financial Statement Schedules.
See subparagraph (a)(2) above

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule F-1

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Other	Translation adjustment	Balance at close of period
	(In thousands)
Valuation allowance — deferred tax assets
Year Ended August 31, 2012	$60,578	$(9,882)	$—	$—	$—	$50,696
Year Ended August 31, 2011	$52,685	$7,893	$—	$—	$—	$60,578
Year Ended August 31, 2010	$74,426	$(22,680)	$—	$939	$—	$52,685

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.
		By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski, Vice President, Chief Financial Officer, and Treasurer (Signing as the Principal Financial Officer)

Date:	October 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo	Chairman, President and Chief Executive Officer (Director and Principal Executive Officer)	October 24, 2012
Joseph M. Gingo

/s/ Joseph J. Levanduski	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	October 24, 2012
Joseph J. Levanduski

/s/ Donald B. McMillan	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	October 24, 2012
Donald B. McMillan

/s/ Eugene R. Allspach*	Director	October 24, 2012
Eugene R. Allspach

/s/ Gregory T. Barmore*	Director	October 24, 2012
Gregory T. Barmore

/s/ David G. Birney*	Director	October 24, 2012
David G. Birney

/s/ Howard R. Curd*	Director	October 24, 2012
Howard R. Curd

/s/ Michael A. McManus, Jr.*	Director	October 24, 2012
Michael A. McManus, Jr.

/s/ Lee D. Meyer*	Director	October 24, 2012
Lee D. Meyer

/s/ James A. Mitarotonda*	Director	October 24, 2012
James A. Mitarotonda

/s/ Ernest J. Novak, Jr.*	Director	October 24, 2012
Ernest J. Novak, Jr.

/s/ Dr. Irvin D. Reid*	Director	October 24, 2012
Dr. Irvin D. Reid

/s/ John B. Yasinsky*	Director	October 24, 2012
John B. Yasinsky

*
The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo Attorney-in-Fact
October 24, 2012