Form 10-Q
period 2012-11-30
SCHULMAN A INC
filed 2013-01-03
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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
Registrant’s telephone number, including area code: (330) 666-3751
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $1.00 par value, outstanding as of December 27, 2012 – 29,331,756

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4	Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6	Exhibits	28
	SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended November 30,
	2012	2011
	Unaudited (In thousands, except per share data)
Net sales	$540,552	$517,289
Cost of sales	469,705	447,793
Selling, general and administrative expenses	50,503	47,415
Restructuring expense	1,937	3,244
Asset impairment	498	—
Curtailment (gain) loss	333	—
Operating income	17,576	18,837
Interest expense	1,779	2,126
Interest income	(208)	(232)
Foreign currency transaction (gains) losses	558	499
Other (income) expense, net	(135)	(170)
Income before taxes	15,582	16,614
Provision (benefit) for U.S. and foreign income taxes	3,437	2,651
Net income	12,145	13,963
Noncontrolling interests	(366)	(381)
Net income attributable to A. Schulman, Inc.	$11,779	$13,582
Weighted-average number of shares outstanding:
Basic	29,217	29,418
Diluted	29,412	29,514
Earnings per share of common stock attributable to A. Schulman, Inc.:
Basic	$0.40	$0.46
Diluted	$0.40	$0.46
Cash dividends per common share	$0.195	$0.170

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended November 30,
	2012	2011
	Unaudited (In thousands)
Net income	$12,145	$13,963
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	8,470	(29,695)
Unrecognized net actuarial losses and prior service costs (credits), net of tax	777	(24)
Other comprehensive income (loss)	9,247	(29,719)
Comprehensive income (loss)	21,392	(15,756)
Less: comprehensive income (loss) attributable to noncontrolling interests	325	356
Comprehensive income (loss) attributable to A. Schulman, Inc.	$21,067	$(16,112)

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	August 31, 2012
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,142	$124,031
Accounts receivable, less allowance for doubtful accounts of $9,819 at November 30, 2012 and $9,190 at August 31, 2012	323,401	304,698
Inventories, average cost or market, whichever is lower	276,248	247,222
Prepaid expenses and other current assets	37,302	32,403
Total current assets	744,093	708,354
Property, plant and equipment, at cost:
Land and improvements	28,459	28,739
Buildings and leasehold improvements	150,335	156,951
Machinery and equipment	342,296	363,811
Furniture and fixtures	39,477	39,404
Construction in progress	16,247	14,320
Gross property, plant and equipment	576,814	603,225
Accumulated depreciation and investment grants of $554 at November 30, 2012 and $579 at August 31, 2012	352,456	377,349
Net property, plant and equipment	224,358	225,876
Other assets:
Deferred charges and other noncurrent assets	42,278	41,146
Goodwill	138,990	128,353
Intangible assets, net	102,505	90,038
Total other assets	283,773	259,537
Total assets	$1,252,224	$1,193,767
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$268,174	$248,069
U.S. and foreign income taxes payable	4,703	4,268
Accrued payroll, taxes and related benefits	38,800	42,275
Other accrued liabilities	46,842	37,282
Short-term debt	37,806	35,411
Total current liabilities	396,325	367,305
Long-term debt	185,376	174,466
Pension plans	95,936	92,581
Other long-term liabilities	28,257	29,324
Deferred income taxes	22,352	22,402
Total liabilities	728,246	686,078
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 47,974 shares at November 30, 2012 and 47,958 shares at August 31, 2012	47,974	47,958
Additional paid-in capital	260,279	259,253
Accumulated other comprehensive income (loss)	3,367	(5,921)
Retained earnings	577,203	571,205
Treasury stock, at cost, 18,664 shares at November 30, 2012 and 18,649 shares at August 31, 2012	(371,463)	(371,099)
Total A. Schulman, Inc.’s stockholders’ equity	517,360	501,396
Noncontrolling interests	6,618	6,293
Total equity	523,978	507,689
Total liabilities and equity	$1,252,224	$1,193,767

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2012	2011
	Unaudited (In thousands)
Operating:
Net income	$12,145	$13,963
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	7,485	7,188
Amortization	2,871	1,876
Deferred tax provision	(1,502)	(2,790)
Pension, postretirement benefits and other deferred compensation	2,068	1,547
Net (gains) losses on asset sales	—	(29)
Asset impairment	498	—
Curtailment (gain) loss	333	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,133)	15,731
Inventories	(18,803)	(24,349)
Accounts payable	11,615	(30,888)
Income taxes	1,700	(4,240)
Accrued payroll and other accrued liabilities	3,515	2,086
Other assets and long-term liabilities	(5,449)	(1,360)
Net cash provided from (used in) operating activities	10,343	(21,265)
Investing:
Expenditures for property, plant and equipment	(4,811)	(9,072)
Proceeds from the sale of assets	7,689	724
Business acquisitions, net of cash acquired	(36,360)	—
Net cash provided from (used in) investing activities	(33,482)	(8,348)
Financing:
Cash dividends paid	(5,781)	(5,061)
Increase (decrease) in notes payable	2,397	(1,553)
Borrowings on revolving credit facilities	44,900	40,750
Repayments on revolving credit facilities	(35,800)	(28,000)
Borrowings on long-term debt	146	—
Repayments on long-term debt	(9)	(4)
Issuances of stock, common and treasury	432	225
Purchases of treasury stock	(479)	(21,474)
Net cash provided from (used in) financing activities	5,806	(15,117)
Effect of exchange rate changes on cash	444	(5,342)
Net increase (decrease) in cash and cash equivalents	(16,889)	(50,072)
Cash and cash equivalents at beginning of period	124,031	155,753
Cash and cash equivalents at end of period	$107,142	$105,681

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
The results of operations for the three months ended November 30, 2012 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2013.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2013 presentation.

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
Elian provides specialty formulated color concentrates to over 1,000 customers in end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moves the Company into France’s color masterbatch market and improves the Company's product mix in the Europe, Middle East and Africa ("EMEA") region.
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the other current liabilities acquired is fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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
The Company recorded acquired intangible assets of $27.8 million. These intangible assets include customer related intangibles of $18.3 million with estimated useful lives of 9 years, developed technology of $8.6 million with estimated useful lives of 10 years, and trademarks and tradenames of $0.9 million with estimated useful lives of 5 years. In addition, the fair value of accounts receivable acquired was $6.9 million with the gross contractual amount being $7.3 million.
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
Other Business Transaction
The following table summarizes the Company's other business transaction for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
ECM Plastics, Inc.	September 4, 2012	$36.4	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company is as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2012	$68,540	$59,813	$128,353
Acquisitions	—	9,329	9,329
Translation and other	1,417	(109)	1,308
Balance as of November 30, 2012	$69,957	$69,033	$138,990
The increase in goodwill from August 31, 2012 is primarily due to the acquisition of ECM Plastics, Inc. in the first quarter of fiscal 2013. Goodwill associated with this transaction is deductible for income tax purposes.
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company completed its annual impairment review of goodwill as of June 1, 2012 and noted no impairment. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of November 30, 2012. The fair value used in the analysis was established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparable, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
The following table summarizes intangible assets with determinable useful lives by major category:

	November 30, 2012			August 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$88,846	$(15,161)	$73,685	$74,039	$(13,263)	$60,776
Developed technology	19,445	(3,718)	15,727	19,189	(3,258)	15,931
Registered trademarks and tradenames	16,527	(3,434)	13,093	16,344	(3,013)	13,331
Total finite-lived intangible assets	$124,818	$(22,313)	$102,505	$109,572	$(19,534)	$90,038
The increase in intangible assets from August 31, 2012 is due to the previously discussed acquisition of ECM Plastics, Inc. Amortization expense of intangible assets was $2.6 million and $1.9 million for the three months ended November 30, 2012 and 2011, respectively.

(4)	FAIR VALUE MEASUREMENT
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2013, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the period presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value:

	November 30, 2012				August 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$179	$—	$179	$—	$92	$—	$92	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$64	$—	$64	$—	$69	$—	$69	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$66,698	$—	$66,698	$—	$65,210	$—	$65,210	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
Long-term fixed-rate debt issued in Euros is not recorded at fair value on a recurring basis; however, is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of November 30, 2012 and August 31, 2012, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $62.1 million and $60.3 million, respectively.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $48.2 million and $43.0 million as of November 30, 2012 and August 31, 2012, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the level of the activity during the period. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with credit-worthy multinational banks, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2012 and August 31, 2012.
Additionally, the Company remeasures assets to fair value as a result of the occurrence of certain events. During the first quarter of fiscal 2013, the Company remeasured the carrying value of certain facilities to fair value using comparable prices for similar assets in conjunction with restructuring initiatives. For further discussion on asset impairments, refer to Note 12.
There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

(5)	INCOME TAXES
As of November 30, 2012, the Company's gross unrecognized tax benefits totaled $6.9 million. If recognized, $5.3 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2012, the Company had approximately $1.2 million of accrued interest and penalties on unrecognized tax benefits.
The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2009 onward and in Belgium from fiscal 2012 onward. The Company is open to potential examinations from fiscal 2007 onward for most other foreign jurisdictions.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Three months ended		Three months ended
	November 30, 2012		November 30, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$5,454	35.0%	$5,815	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,386)	(21.7)	(3,317)	(20.0)
U.S. and foreign losses with no tax benefit	778	5.0	659	4.0
U.S. restructuring and other U.S. unusual charges with no benefit	323	2.1	110	0.7
Italy valuation allowance	—	—	(747)	(4.5)
Establishment (resolution) of uncertain tax positions	169	1.1	31	0.2
Other	99	0.6	100	0.6
Total income tax expense (benefit)	$3,437	22.1%	$2,651	16.0%
The effective tax rate for the three months ended November 30, 2012 and 2011 are less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for the U.S. and certain foreign losses as well as establishment of uncertain tax positions. The change in the effective tax rate as compared with the same period last year was driven primarily by an adjustment of the Italy valuation allowance.

(6)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended November 30,
	2012	2011
	(In thousands)
Net periodic pension cost included the following components:
Service cost	$966	$719
Interest cost	1,201	1,315
Expected return on plan assets	(377)	(325)
Net actuarial loss and net amortization of prior service cost	370	114
Net periodic benefit cost	$2,160	$1,823
Postretirement benefit cost included the following components:
Service cost	$5	$7
Interest cost	115	152
Net actuarial loss and net amortization of prior service cost (credit)	(134)	(140)
Recognized loss due to plan curtailment	333	—
Net periodic benefit cost	$319	$19

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the three months ended November 30, 2012 is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2012	$47,958	$259,253	$(5,921)	$571,205	$(371,099)	$6,293	$507,689
Comprehensive income (loss)			9,288	11,779		325	21,392
Cash dividends paid, $0.195 per share				(5,781)			(5,781)
Purchase of treasury stock					(479)		(479)
Issuance of treasury stock		28			115		143
Stock options exercised	16	273					289
Amortization of restricted stock		725					725
Balance as of November 30, 2012	$47,974	$260,279	$3,367	$577,203	$(371,463)	$6,618	$523,978

(8)	INCENTIVE STOCK PLANS
For a discussion of the Company's incentive stock plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Company did not grant time-based or performance-based restricted stock awards during the three months ended November 30, 2012 and 2011.
The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended November 30,
	2012	2011
	(In thousands)
Time-based and performance-based restricted stock awards	$706	$641
Cash-based awards	8	265
Total	$714	$906

(9)	EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and also the impact of restricted stock awards expected to vest, which combined would then share in the earnings of the Company.
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2012	2011
	(In thousands)
Weighted-average shares outstanding:
Basic	29,217	29,418
Incremental shares from equity awards	195	96
Diluted	29,412	29,514

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	SEGMENT INFORMATION
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
The CODM uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses including accelerated depreciation, asset impairments, costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended November 30,
	2012	2011
	(In thousands)
EMEA	$351,488	$352,891
Americas	149,574	127,980
APAC	39,490	36,418
Total net sales to unaffiliated customers	$540,552	$517,289
Below the Company presents gross profit by segment:

	Three months ended November 30,
	2012	2011
	(In thousands)
EMEA	$44,060	$44,238
Americas	20,991	19,879
APAC	6,212	5,379
Total segment gross profit	71,263	69,496
Inventory step-up	(138)	—
Accelerated depreciation	(278)	—
Total gross profit	$70,847	$69,496

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income and income before taxes:

	Three months ended November 30,
	2012	2011
	(In thousands)
EMEA	$16,145	$19,235
Americas	7,792	6,111
APAC	3,082	2,533
Total segment operating income	27,019	27,879
Corporate and other	(5,947)	(5,580)
Costs related to acquisitions	(312)	(218)
Restructuring related	(1,937)	(3,244)
Accelerated depreciation	(278)	—
Asset impairment	(498)	—
Curtailment gain (loss)	(333)	—
Inventory step-up	(138)	—
Operating income	17,576	18,837
Interest expense, net	(1,571)	(1,894)
Foreign currency transaction gains (losses)	(558)	(499)
Other income (expense), net	135	170
Income before taxes	$15,582	$16,614

Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2012		2011
	(In thousands, except for %'s)
Custom performance colors	$39,115	7%	$26,547	5%
Masterbatch solutions	190,359	35	183,721	36
Engineered plastics	139,542	26	140,297	27
Specialty powders	83,490	16	84,599	16
Distribution services	88,046	16	82,125	16
Total consolidated net sales	$540,552	100%	$517,289	100%

(11)	RESTRUCTURING
Fiscal 2013 Restructuring Plans
During the first quarter of fiscal 2013, the Company initiated restructuring activities to better reflect its current business footprint and needs in the challenging economic environment in Europe and the continued reorganization of the Company's Custom Performance Colors and Masterbatch Solutions product families. As part of this restructuring, the EMEA regional team plans to reduce headcount by approximately 20 with nearly half of the reductions occurring in the first quarter of fiscal 2013. The Company recorded $1.4 million of pretax employee-related restructuring costs during the first quarter of fiscal 2013, all of which remains accrued as of November 30, 2012. The Company expects to recognize additional pretax employee-related cash charges of approximately $1.0 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through the first quarter of fiscal 2014 as the plan is completed.
Additionally in the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded $0.2 million of pretax employee-related costs and other

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restructuring expenses and $0.3 million of accelerated depreciation associated with this plan during the first quarter of fiscal 2013. As of November 30, 2012, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company anticipates recognizing approximately $1.0 million of other pretax restructuring expenses during the remainder of fiscal 2013 and into 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2012 Restructuring Plans
Masterbatch Reorganization Plan
In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC regions in the fourth quarter of fiscal 2012. The Company recorded minimal charges in the first quarter of fiscal 2013. As of November 30, 2012, the Company has a balance of $2.0 million accrued related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded $0.3 million and $2.7 million of pretax employee-related restructuring costs during the three months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, the Company has a balance of $0.4 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related cash charges related to this plan during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2011 Restructuring Plan
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to existing facilities in order to optimize the use of capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and as of November 30, 2012, the Company had reduced headcount by approximately 70. The Company recorded minimal charges in the first quarter of fiscal 2013 and $0.2 million of pretax employee-related restructuring expense in the first quarter of fiscal 2012. As of November 30, 2012, the Company has a balance of $0.3 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized during fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2013 as the plan is completed.
Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2013 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2012	Fiscal 2013 Charges	Fiscal 2013 Paid	Accrual Balance November 30, 2012
	(In thousands)
Employee-related costs	$3,524	$1,798	$(680)	4,642
Other costs	381	139	(150)	370
Translation effect	(539)			(537)
Total	$3,366	$1,937	$(830)	$4,475

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2012	2011
	(In thousands)
EMEA	$1,557	$3,061
Americas	214	178
APAC	166	5
Total restructuring expense	$1,937	$3,244

(12)	ASSET IMPAIRMENTS
The Company recorded $0.5 million in asset impairments during the first quarter of fiscal 2013 primarily related to the remeasurement of the carrying value of its facility in Oyonnax, France at fair value of $0.7 million. The disposal value of real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. No asset impairments were recorded during the first quarter of fiscal 2012.

(13)	COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is at times subject to pending and threatened legal actions, some of which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such legal actions, after reviewing all pending and threatened legal actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial position of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such legal actions and its relationship to the future results of operations are not currently known.
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
Excluding cash paid of $36.4 million for the acquisition of ECM Plastics, Inc., as of November 30, 2012 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

(14)	SHARE REPURCHASE PROGRAM
The Company repurchased 20,089 shares of common stock during the first quarter of fiscal 2013 at an average price of $23.83 per share. Shares in total value of up to $64.2 million remain authorized for repurchase as of November 30, 2012. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

(15)	ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods. The Company adopted this standard for the first quarter of fiscal 2013.

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
Overview
Business Summary
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets such as packaging, automotive, building and construction, electronics and electrical, agriculture, personal care and hygiene, sports and leisure, custom services and others. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:

•	Europe, Middle East and Africa (“EMEA”),

•	Americas, and

•	Asia Pacific (“APAC”).
The Company has approximately 3,300 employees and 34 manufacturing facilities worldwide. Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders, and (5) distribution services. The Company offers tolling services to customers in all product families except for distribution services.
Throughout this MD&A, the Company provides operating results exclusive of certain items such as costs related to acquisitions, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.
Key Trends, Developments and Challenges
We are successfully executing our growth strategy through the use of our Growth Playbook, which is a set of initiatives aimed at increasing our ability to leverage our innovative products into different geographic markets, explore adjacent markets and applications, and continually improve the profitability of the Company's product mix.
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Cross Selling. We engage in the cross selling of all of our products through the collaborative efforts and training of our sales teams. We encourage cross selling between different product families and promote cross regional sales to better service our valued customers.

•
Development of New Products. We are dedicated to the development of new, higher-margin products and applications that optimize the appearance, performance, and processing of plastics to meet our customers' specifications. We strive to maintain a balanced position between low-cost production and technological leadership with focused application development. We are also committed to continuing our growth in high value-added markets and reducing our exposure to commodity markets. We look to enhance our efforts through strategic collaborations with leading innovators in key markets.

•
Innovation Centers. We have recently created two new Innovation Centers in Mexico and Germany which will promote collaborative partnerships between A. Schulman and our customers, suppliers and other technical organizations. These

Centers will enable us to undertake research and development activities that will align our technical and product development capabilities with the emerging needs of our customers and end markets.

•
Adjacent Markets. While we remain a leader in markets such as packaging and automotive, we are committed to identifying and pursuing adjacent markets for our products that have sustainable growth opportunities.

•
Purchasing and Pricing. We are seeking opportunities to continue our savings on purchasing and to establish smart pricing strategies to align with our purchasing strategies. We continue to leverage our global volume base to enhance savings and are searching for alternate sourcing from the Middle East and Asia.

•
Continuous Improvement. We are focused on improving our operations worldwide including the training of employees in Six Sigma Black Belt and Green Belt certification programs. As we continue to further integrate our recent acquisitions, we are constantly examining certain synergies that can be utilized to optimize our processes and performance. We are also determined to control our selling, general and administrative expenses, especially in developed markets.

•	Acquisitions and Joint Ventures. We continue to seek acquisitions that are within our core capabilities, fit our strategic goals, expand our technical capabilities and contribute to our profitability.
Fiscal Year 2013 Significant Events
In addition to the items discussed above, the following items represent significant events during the first quarter of fiscal 2013:

1.
Increase in Dividend. In October 2012, the Company increased its regular quarterly cash dividend by approximately 2.6% to $0.195 per common share. Additionally, in December 2012, the Board declared early payment of the Company's regular cash dividend to be payable to shareholders on December 31, 2012. This reflects the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders.

2.
Business Acquisition. On September 4, 2012, the Company acquired ECM Plastics, Inc., a privately owned, leading plastics compounder located in Worcester, Massachusetts, for $36.4 million. ECM Plastics, Inc. is a producer of custom color, specialty additive masterbatch and niche engineered plastics products with a strong presence in the personal care and cosmetics product markets.

3.
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

4.
Fiscal 2013 Restructuring. In November 2012, the Company finalized the sale of its Bellevue, Ohio facility to continue its focus on higher-value technical products. This sale marked the completion of a transformation away from legacy plants that primarily served the volume automotive market. Additionally, the Company initiated a restructuring plan in the EMEA selling and administrative organizations in response to the current economic climate.

5.
Global ROIC Initiative. During the first quarter, the Company introduced a global initiative to improve return on invested capital ("ROIC") by better understanding the components of ROIC through web-based trainings and simulations. This will enable our associates to drive increased returns in their everyday responsibilities.

6.
Global ERP Project. In July 2012, the Company announced it would be converging all of its information systems to a common Enterprise Resource Planning ("ERP") system which will provide for common business practices and enhanced global operational visibility. This ERP conversion project will be conducted in a phased approach which will take several years to complete.

7.
Marketing Initiatives. During the first quarter, the Company continued to align its markets with megatrends, high value segments and adjacent markets. The Company is also upgrading its global strategic pricing tools to ensure the Company is obtaining maximum value for both its products and services.

Results of Operations
Segment Information

	Three months ended November 30,
					Increase (decrease)
EMEA	2012	2011	Increase (decrease)		Due to FX	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$351,488	$352,891	$(1,403)	(0.4)%	$(16,506)	4.3%
Gross profit	$44,060	$44,238	$(178)	(0.4)%	$(2,113)	4.4%
Operating income	$16,145	$19,235	$(3,090)	(16.1)%	$(842)	(11.7)%
Pounds sold	290,607	286,297	4,310	1.5%
Price per pound	$1.209	$1.233	$(0.024)	(1.9)%	$(0.057)	2.7%
Gross profit per pound	$0.152	$0.155	$(0.003)	(1.9)%	$(0.007)	2.5%
Gross profit percentage	12.5%	12.5%
Operating income per pound	$0.056	$0.067	$(0.011)	(16.4)%	$(0.002)	(12.8)%
EMEA net sales for the three months ended November 30, 2012 were $351.5 million, relatively consistent with the prior-year period. Excluding the negative impact of foreign currency translation of $16.5 million, net sales increased $15.1 million which includes $9.6 million in incremental net sales from the Elian acquisition. Volume increased 1.5%, which included 2.9 million of incremental pounds sold from Elian. Excluding foreign currency translation, price per pound increased 2.7% to $1.266 per pound compared with the prior-year period primarily due to the custom performance color and distribution services product families.
EMEA gross profit was $44.1 million for the three months ended November 30, 2012, which was relatively unchanged from the same three-month period last year. Foreign currency translation adversely impacted EMEA gross profit by $2.1 million, which was offset by a positive contribution from Elian. Excluding the impact of foreign currency, gross profit increased by 4.4%.
EMEA operating income for the three months ended November 30, 2012 was $16.1 million, a decrease of $3.1 million compared with the same period last year. The decrease in operating income was primarily due to a $2.8 million increase in selling, general and administrative expenses which was driven by incremental expenses from Elian and $0.6 million of increased bad debt expense partially offset by a favorable impact of $1.3 million from foreign currency translation. Operating income per pound decreased 16.4% to $0.056 per pound, while foreign currency translation adversely impacted EMEA operating income by $0.8 million.

	Three months ended November 30,
					Increase (decrease)
Americas	2012	2011	Increase (decrease)		Due to FX	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$149,574	$127,980	$21,594	16.9%	$(905)	17.6%
Gross profit	$20,991	$19,879	$1,112	5.6%	$(116)	6.2%
Operating income	$7,792	$6,111	$1,681	27.5%	$84	26.1%
Pounds sold	159,836	140,501	19,335	13.8%
Price per pound	$0.936	$0.911	$0.025	2.7%	$(0.005)	3.3%
Gross profit per pound	$0.131	$0.141	$(0.010)	(7.1)%	$(0.001)	(6.3)%
Gross profit percentage	14.0%	15.5%
Operating income per pound	$0.049	$0.043	$0.006	14.0%	$0.001	12.1%
Net sales for the Americas for the three months ended November 30, 2012 were $149.6 million, an increase of $21.6 million or 16.9% compared with the prior-year period, as all product families realized increased volumes. The Americas experienced an increase in price per pound in the custom performance color, masterbatch solutions and specialty powders product families. Incremental net sales from the ECM Plastics, Inc. acquisition were $8.7 million during the first quarter of fiscal 2013. Foreign currency translation negatively impacted net sales by $0.9 million.
Gross profit for the Americas was $21.0 million for the three months ended November 30, 2012, an increase of $1.1 million from the comparable period last year. The increase in gross profit of 5.6% was primarily in the engineered plastics product family. Gross profit was favorably impacted by increased net sales which was partially offset by increased manufacturing employee healthcare costs and competitive pricing, despite the increase in price per pound.
Operating income for the Americas for the three months ended November 30, 2012 was $7.8 million compared with $6.1 million last year. Operating income increased primarily due to the increase in gross profit as noted above and a $0.6 million decrease in selling, general and administrative expenses. The decline in selling, general and administrative expenses was primarily due to successful restructuring initiatives and cost control efforts. Operating income per pound increased 14.0% to $0.049 per pound primarily related to the engineered plastics product family.

	Three months ended November 30,
					Increase (decrease)
APAC	2012	2011	Increase (decrease)		Due to FX	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$39,490	$36,418	$3,072	8.4%	$356	7.5%
Gross profit	$6,212	$5,379	$833	15.5%	$57	14.4%
Operating income	$3,082	$2,533	$549	21.7%	$28	20.6%
Pounds sold	30,520	29,484	1,036	3.5%
Price per pound	$1.294	$1.235	$0.059	4.8%	$0.012	3.8%
Gross profit per pound	$0.204	$0.182	$0.022	12.1%	$0.002	10.8%
Gross profit percentage	15.7%	14.8%
Operating income per pound	$0.101	$0.086	$0.015	17.4%	$0.001	16.4%
Net sales for APAC for the three months ended November 30, 2012 were $39.5 million, an increase of $3.1 million compared with the same prior-year period primarily due to increased volume in engineered plastics and specialty powders product families and the favorable impact of foreign currency translation. Additionally, excluding the favorable impact of foreign currency translation, the selling price per pound increased 3.8%.
Gross profit for APAC for the three months ended November 30, 2012 was $6.2 million, an increase of 15.5% compared with last year. The increase in gross profit and gross profit per pound were primarily due to continued focus on products with higher technical requirements.
APAC operating income for the three months ended November 30, 2012 was $3.1 million compared with $2.5 million last year. The increase in profitability was principally due to the increase in gross profit and partially offset by a slight increase of $0.3 million in selling, general and administrative expenses. Operating income per pound increased 17.4% to $0.101 primarily due to the aforementioned focus on products with higher technical requirements.

	Three months ended November 30,
					Increase (decrease)
Consolidated	2012	2011	Increase (decrease)		Due to FX	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$540,552	$517,289	$23,263	4.5%	$(17,055)	7.8%
Total segment gross profit	$71,263	$69,496	$1,767	2.5%	$(2,172)	5.7%
Total segment operating income	$27,019	$27,879	$(860)	(3.1)%	$(730)	(0.5)%
Pounds sold	480,963	456,282	24,681	5.4%
Price per pound	$1.124	$1.134	$(0.010)	(0.9)%	$(0.035)	2.2%
Total segment gross profit per pound	$0.148	$0.152	$(0.004)	(2.6)%	$(0.005)	0.4%
Total segment gross profit percentage	13.2%	13.4%
The increase of $23.3 million in consolidated net sales for the three months ended November 30, 2012 compared with the prior-year period was primarily a result of increased volume of 5.4%, offset by a $17.1 million unfavorable impact of foreign currency translation. Incremental net sales from the Elian and ECM acquisitions were $18.3 million.
Total segment gross profit, excluding certain items, for the three months ended November 30, 2012 and 2011 was $71.3 million and $69.5 million, respectively. Excluding the foreign currency impact, total segment gross profit increased by $3.9 million.

The Company’s selling, general and administrative expenses increased $3.0 million for the three months ended November 30, 2012 compared with the same period in the prior year, excluding acquisition costs of $0.3 million and $0.2 million for the three months ended November 30, 2012 and 2011, respectively. The increase was primarily attributable to higher incentive compensation and bad debt expense of $1.2 million and $0.5 million, respectively, and an incremental impact of $2.1 million from recent acquisitions. Foreign currency translation favorably impacted selling, general and administrative expense by $1.4 million.
Total segment operating income, excluding certain items, for the three months ended November 30, 2012 was $27.0 million, a decrease of $0.9 million compared with last year. Foreign currency translation had a negative impact on operating income of $0.7 million.
The Company recorded asset impairment charges of $0.5 million for the three months ended November 30, 2012 primarily related to the write-down to estimated fair value of the Company's facility in Oyonnax, France, further discussed in Note 12. The Company did not record any asset impairment charges for the three months ended November 30, 2011.
Interest expense, net of interest income, decreased $0.3 million for the three months ended November 30, 2012, as compared with the same period in the prior year.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.6 million and $0.5 million for the three months ended November 30, 2012 and 2011, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2012 and August 31, 2012.
Other income for the three months ended November 30, 2012 was $0.1 million, compared with other income of $0.2 million for the three months ended November 30, 2011. There were no individually significant transactions in the first quarter of fiscal 2013 and 2012.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. Effective December 31, 2011, the Company’s partnership with Mitsubishi Chemical MKV Company, which held a 30% equity position, was dissolved by a vote of the partners.
Net income attributable to the Company’s stockholders was $11.8 million and $13.6 million for the three months ended November 30, 2012 and 2011, respectively. Foreign currency translation had a negative impact of $0.5 million on net income for the three months ended November 30, 2012.
Product Markets
The largest markets served by the Company are the packaging and automotive markets. Other markets include building and construction, electronics and electrical, agriculture, personal care and hygiene, sports and leisure, and custom services. The approximate percentage of consolidated net sales by market are as follows:

	Three months ended November 30, 2012			Three months ended November 30, 2011
	Packaging	Automotive	Other	Packaging	Automotive	Other
EMEA	30%	14%	56%	36%	11%	53%
Americas	21%	15%	64%	21%	19%	60%
APAC	49%	0%	51%	47%	0%	53%
Worldwide	29%	13%	58%	33%	12%	55%

Product Families
Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2012		2011
	(In thousands, except for %'s)
Custom performance colors	$39,115	7%	$26,547	5%
Masterbatch solutions	190,359	35	183,721	36
Engineered plastics	139,542	26	140,297	27
Specialty powders	83,490	16	84,599	16
Distribution services	88,046	16	82,125	16
Total consolidated net sales	$540,552	100%	$517,289	100%
Capacity
The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, rather it is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant. A comparison of capacity utilization levels are as follows:

	Three months ended November 30,
	2012	2011
EMEA	81%	83%
Americas	66%	63%
APAC	78%	86%
Worldwide	74%	74%
The Company’s APAC segment experienced lower capacity utilization as additional manufacturing capacity was added recently to meet demand in the region.
Restructuring
Fiscal 2013 Restructuring Plans
During the first quarter of fiscal 2013, the Company initiated restructuring activities to better reflect its current business footprint and needs in the challenging economic environment in Europe and the continued reorganization of the Company's Custom Performance Colors and Masterbatch Solutions product families. As part of this restructuring, the EMEA regional team plans to reduce headcount by approximately 20 with nearly half of the reductions occurring in the first quarter of fiscal 2013. The Company recorded $1.4 million of pretax employee-related restructuring costs during the first quarter of fiscal 2013, all of which remains accrued as of November 30, 2012. The Company expects to recognize additional pretax employee-related cash charges of approximately $1.0 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through the first quarter of fiscal 2014 as the plan is completed.
Additionally in the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded $0.2 million of pretax employee-related costs and other restructuring expenses and $0.3 million of accelerated depreciation associated with this plan during the first quarter of fiscal 2013. As of November 30, 2012, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company anticipates recognizing approximately $1.0 million of other pretax restructuring expenses during the remainder of fiscal 2013 and into 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

Fiscal 2012 Restructuring Plans
Masterbatch Reorganization Plan
In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC regions in the fourth quarter of fiscal 2012. The Company recorded minimal charges in the first quarter of fiscal 2013. As of November 30, 2012, the Company has a balance of $2.0 million accrued related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded $0.3 million and $2.7 million of pretax employee-related restructuring costs during the three months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, the Company has a balance of $0.4 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related cash charges related to this plan during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2011 Restructuring Plan
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move certain production to existing facilities in order to optimize the use of capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and as of November 30, 2012, the Company had reduced headcount by approximately 70. The Company recorded minimal charges in the first quarter of fiscal 2013 and $0.2 million of pretax employee-related restructuring expense in the first quarter of fiscal 2012. As of November 30, 2012, the Company has a balance of $0.3 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized during fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2013 as the plan is completed.
Consolidated Restructuring Summary
The following table summarizes the activity related to the Company’s restructuring plans:

	Accrual Balance August 31, 2012	Fiscal 2013 Charges	Fiscal 2013 Paid	Accrual Balance November 30, 2012
	(In thousands)
Employee-related costs	$3,524	$1,798	$(680)	4,642
Other costs	381	139	(150)	370
Translation effect	(539)			(537)
Total	$3,366	$1,937	$(830)	$4,475

Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Three months ended		Three months ended
	November 30, 2012		November 30, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$5,454	35.0%	$5,815	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,386)	(21.7)	(3,317)	(20.0)
U.S. and foreign losses with no tax benefit	778	5.0	659	4.0
U.S. restructuring and other U.S. unusual charges with no benefit	323	2.1	110	0.7
Italy valuation allowance	—	—	(747)	(4.5)
Establishment (resolution) of uncertain tax positions	169	1.1	31	0.2
Other	99	0.6	100	0.6
Total income tax expense (benefit)	$3,437	22.1%	$2,651	16.0%
The effective tax rate for the three months ended November 30, 2012 and 2011 are less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for the U.S. and certain foreign losses as well as establishment of uncertain tax positions. The change in the effective tax rate as compared with the same period last year was driven primarily by an adjustment of the Italy valuation allowance.
Goodwill
Goodwill is tested for impairment annually as of June 1 using a qualitative analysis, as well as a quantitative analysis using a combination of the income and market valuation techniques. These valuation techniques use significant estimates and assumptions that are judgmental in nature including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which could necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant underperformance relative to expected historical or projected future operating results.
As previously discussed, effective September 1, 2012, the masterbatch product family was split into two separate product families, custom performance colors and masterbatch solutions. In the first quarter of fiscal 2013, the goodwill related to the Company's historical masterbatch reporting units in EMEA and the Americas, prior to this split, was allocated to the custom performance colors and masterbatch solutions reporting units in the EMEA and Americas reporting segments based on relative fair value. As of November 30, 2012, goodwill has been allocated to four of the Company's reporting units in EMEA (custom performance colors, masterbatch solutions, specialty powders, and distribution services) and four reporting units in the Americas (custom performance colors, masterbatch solutions, specialty powders, and engineered plastics).
Management concluded, based on the fiscal 2012 quantitative goodwill impairment analysis performed, that as of June 1, 2012, the fair value of the EMEA specialty powders reporting unit exceeded its carrying value by 10%. As of November 30, 2012, the Company's EMEA specialty powders reporting unit had goodwill of $18 million. A change in European macroeconomic conditions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for the EMEA specialty powders reporting unit, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill.
As of November 30, 2012, the Company concluded there were no triggering events which would have required a goodwill impairment test.

Liquidity and Capital Resources
Net cash provided from operations was $10.3 million and net cash used in operations was $21.3 million for the three months ended November 30, 2012 and 2011, respectively. The increase of $31.6 million in cash provided by operations was primarily due to improved working capital management, mostly in the area of accounts payable, for the three months ended November 30, 2012 as compared to the prior year.
The Company’s cash and cash equivalents decreased $16.9 million from August 31, 2012. This decrease was driven primarily by the acquisition of ECM Plastics, Inc. for $36.4 million in cash consideration, expenditures for capital projects of $4.8 million, and dividend payments of $5.8 million. Combined, these three uses of cash and cash equivalents totaled $47.0 million, and were offset by increased net borrowings on revolving credit facilities of $9.1 million and net cash provided from operations.
The Company’s approximate working capital days are summarized as follows:

	November 30, 2012	August 31, 2012	November 30, 2011
Days in receivables	54	52	54
Days in inventory	55	50	56
Days in payables	48	45	39
Total working capital days	61	57	71
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	November 30, 2012	August 31, 2012	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$107,142	$124,031	$(16,889)	(13.6)%
Working capital, excluding cash	$240,626	$217,018	$23,608	10.9%
Long-term debt	$185,376	$174,466	$10,910	6.3%
Total debt	$223,182	$209,877	$13,305	6.3%
Net debt*	$116,040	$85,846	$30,194	35.2%
Total A. Schulman, Inc.’s stockholders’ equity	$517,360	$501,396	$15,964	3.2%
* Total debt less cash and cash equivalents
As of November 30, 2012, 91% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 71% as of August 31, 2012. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. The percentage of the Company's cash and cash equivalents held by foreign subsidiaries as of August 31, 2012 was impacted by an increase in the distribution of cash from current period earnings of the Company's European subsidiaries to the U.S.
Working capital, excluding cash, was $240.6 million as of November 30, 2012, an increase of $23.6 million from August 31, 2012. The primary reasons for the increase in working capital from August 31, 2012 included an increase of $18.7 million in accounts receivable and an increase of $29.0 million in inventory offset by increases in accounts payable and accrued liabilities of $20.1 million and $6.1 million, respectively. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $6.5 million and inventory by $5.1 million. Excluding the impact of translation of foreign currencies, accounts receivable increased $12.2 million, and inventory increased $23.9 million. The acquisition of ECM Plastics, Inc. contributed $5.1 million and $5.4 million to the increases in accounts receivable and inventory, respectively. Inventory was further impacted as a result of increased tonnage to support the increased sales volume during the quarter. Accounts payable increased $14.6 million, excluding the impact of foreign currency, primarily as a result of improved working capital management, the aforementioned increase in inventory and $1.1 million of incremental accounts payable from ECM Plastics, Inc.
Capital expenditures for the three months ended November 30, 2012 were $4.8 million compared with $9.1 million last year. Capital expenditures in the first quarter of fiscal 2013 primarily relate to the regular and ongoing investment in the Company's manufacturing facilities.

In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement which provides for an aggregate revolving loan facility (the “Revolving Facility") not to exceed $300 million. For further discussion regarding the Company’s Revolving Facility, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. As of November 30, 2012, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of November 30, 2012. The Revolving Facility matures on January 7, 2016 and contains an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. As of November 30, 2012, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.7 million and borrowings of $126.1 million which is included in long-term debt in the Company’s consolidated balance sheet.
On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). As of November 30, 2012, the Company intends to repay its Dollar Notes upon maturity with existing capacity under the Revolving Facility. The Dollar Notes are classified as short-term debt in the Company's consolidated balance sheets as of November 30 and August 31, 2012.

•	€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The Euro Notes approximate $62.1 million as of November 30, 2012.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of November 30, 2012, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of November 30, 2012.
Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
Below summarizes the Company’s available funds as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
	(In thousands)
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	49,809	48,098
Total gross available funds from credit lines and notes	$349,809	$348,098
Credit Facility	$172,199	$181,299
Foreign uncollateralized short-term lines of credit	43,418	43,752
Total net available funds from credit lines and notes	$215,617	$225,051
Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $132.5 million and $121.3 million as of November 30, 2012 and August 31, 2012, respectively, and issued letters of credit of $1.7 million as of November 30, 2012 and August 31, 2012.
The Company was in a net debt position of $116.0 million and $85.8 million as of November 30, 2012 and August 31, 2012, respectively. The change of $30.2 million was a result of a decrease in cash and cash equivalents of $16.9 million and an increase in total debt of $13.3 million due to the acquisition of ECM Plastics, Inc., dividend payments, share repurchases, working capital needs and capital expenditures.
During the three months ended November 30, 2012, the Company declared and paid quarterly cash dividends of $0.195 per common share. The total amount of these dividends was $5.8 million. Cash flow has been sufficient to fund the payment of these dividends.
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
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. The Company repurchased 20,089 shares of common stock during the first quarter of fiscal 2013 at an average price of $23.83 per share. Shares valued at $64.2 million remained authorized for repurchase as of November 30, 2012.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty and Brazilian real, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the three months ended November 30, 2012 increased the accumulated other comprehensive income (loss) account by $8.5 million which was primarily the result of a 3.0% increase in the value of the Euro from 1.261 Euros to 1 U.S. dollar as of August 31, 2012 to 1.299 as of November 30, 2012.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
Excluding cash paid of $36.4 million for the acquisition of ECM Plastics, Inc., as of November 30, 2012, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
The Company’s outstanding commercial commitments as of November 30, 2012 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2012.
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
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on October 24, 2012. Exposures to market risks have not changed materially since August 31, 2012.
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
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, the Company included a detailed discussion of its risk factors. There are no changes from the risk factors previously disclosed.
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
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. The Company repurchased 20,089 shares of common stock during the first quarter of fiscal 2013 at an average price of $23.83 per share. Shares valued at $64.2 million remained authorized for repurchase as of November 30, 2012.
The Company's purchases of its common stock under the 2011 Repurchase Program during the first quarter of fiscal 2013 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Beginning shares available				$64,726,740
September, 2012	600	$24.00	600	$64,712,340
October, 2012	18,787	$23.80	18,787	$64,265,240
November, 2012	702	$23.95	702	$64,248,427
Total	20,089	$23.81	20,089	$64,248,427

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

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

Date:	January 3, 2013