Form 10-Q
period 2013-02-28
SCHULMAN A INC
filed 2013-04-08
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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
Number of shares of common stock, $1.00 par value, outstanding as of April 4, 2013 – 29,422,956

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosure about Market Risk	34
Item 4	Controls and Procedures	34
PART II — OTHER INFORMATION
Item 1A	Risk Factors	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6	Exhibits	37
	SIGNATURES
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	Unaudited (In thousands, except per share data)
Net sales	$522,369	$495,911	$1,062,921	$1,013,200
Cost of sales	459,908	431,362	929,613	879,155
Selling, general and administrative expenses	51,474	49,416	101,977	96,831
Restructuring expense	1,669	1,597	3,606	4,841
Asset impairment	—	—	498	—
Curtailment (gain) loss	—	(209)	333	(209)
Operating income	9,318	13,745	26,894	32,582
Interest expense	1,929	2,453	3,708	4,579
Interest income	(120)	(125)	(328)	(357)
Foreign currency transaction (gains) losses	(9)	17	549	516
Other (income) expense, net	(156)	(883)	(291)	(1,053)
Income before taxes	7,674	12,283	23,256	28,897
Provision (benefit) for U.S. and foreign income taxes	(4,350)	2,993	(913)	5,644
Net income	12,024	9,290	24,169	23,253
Noncontrolling interests	(239)	(217)	(605)	(598)
Net income attributable to A. Schulman, Inc.	$11,785	$9,073	$23,564	$22,655

Weighted-average number of shares outstanding:
Basic	29,293	29,374	29,255	29,396
Diluted	29,725	29,651	29,668	29,588
Earnings per share of common stock attributable to A. Schulman, Inc.:
Basic	$0.40	$0.31	$0.81	$0.77
Diluted	$0.40	$0.31	$0.79	$0.77
Cash dividends per common share	$0.195	$0.170	$0.390	$0.340

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	Unaudited (In thousands)
Net income	$12,024	$9,290	$24,169	$23,253
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	1,363	7,539	9,833	(22,156)
Unrecognized net actuarial losses and prior service costs (credits), net of tax	118	(6)	895	(30)
Other comprehensive income (loss)	1,481	7,533	10,728	(22,186)
Comprehensive income (loss)	13,505	16,823	34,897	1,067
Less: comprehensive income (loss) attributable to noncontrolling interests	205	202	530	558
Comprehensive income (loss) attributable to A. Schulman, Inc.	$13,300	$16,621	$34,367	$509

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	August 31, 2012
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,696	$124,031
Accounts receivable, less allowance for doubtful accounts of $10,505 at February 28, 2013 and $9,190 at August 31, 2012	332,927	304,698
Inventories, average cost or market, whichever is lower	278,197	247,222
Prepaid expenses and other current assets	37,734	32,403
Total current assets	728,554	708,354
Property, plant and equipment, at cost:
Land and improvements	28,521	28,739
Buildings and leasehold improvements	151,439	156,951
Machinery and equipment	348,179	363,811
Furniture and fixtures	39,875	39,404
Construction in progress	18,864	14,320
Gross property, plant and equipment	586,878	603,225
Accumulated depreciation and investment grants of $515 at February 28, 2013 and $579 at August 31, 2012	361,611	377,349
Net property, plant and equipment	225,267	225,876
Other assets:
Deferred charges and other noncurrent assets	54,357	41,146
Goodwill	138,998	128,353
Intangible assets, net	100,270	90,038
Total other assets	293,625	259,537
Total assets	$1,247,446	$1,193,767
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252,553	$248,069
U.S. and foreign income taxes payable	4,512	4,268
Accrued payroll, taxes and related benefits	36,517	42,275
Other accrued liabilities	46,623	37,282
Short-term debt	37,655	35,411
Total current liabilities	377,860	367,305
Long-term debt	190,894	174,466
Pension plans	96,882	92,581
Other long-term liabilities	26,535	29,324
Deferred income taxes	21,253	22,402
Total liabilities	713,424	686,078
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,083 shares at February 28, 2013 and 47,958 shares at August 31, 2012	48,083	47,958
Additional paid-in capital	262,587	259,253
Accumulated other comprehensive income (loss)	4,882	(5,921)
Retained earnings	583,056	571,205
Treasury stock, at cost, 18,661 shares at February 28, 2013 and 18,649 shares at August 31, 2012	(371,409)	(371,099)
Total A. Schulman, Inc.’s stockholders’ equity	527,199	501,396
Noncontrolling interests	6,823	6,293
Total equity	534,022	507,689
Total liabilities and equity	$1,247,446	$1,193,767

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	February 28, 2013	February 29, 2012
	Unaudited (In thousands)
Operating:
Net income	$24,169	$23,253
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	15,023	14,646
Amortization	5,782	4,163
Deferred tax provision	(8,413)	(4,655)
Pension, postretirement benefits and other deferred compensation	4,398	2,984
Asset impairment	498	—
Curtailment (gain) loss	333	(209)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,306)	17,398
Inventories	(19,199)	(35,107)
Accounts payable	(6,324)	5,301
Income taxes	(930)	(3,716)
Accrued payroll and other accrued liabilities	804	(10,294)
Other assets and long-term liabilities	(9,887)	(1,050)
Net cash provided from (used in) operating activities	(8,052)	12,714
Investing:
Expenditures for property, plant and equipment	(12,889)	(19,170)
Proceeds from the sale of assets	8,008	1,072
Business acquisitions, net of cash acquired	(36,360)	(62,762)
Net cash provided from (used in) investing activities	(41,241)	(80,860)
Financing:
Cash dividends paid	(11,713)	(9,954)
Increase (decrease) in notes payable	2,081	(2,464)
Borrowings on revolving credit facilities	70,550	142,980
Repayments on revolving credit facilities	(56,550)	(92,783)
Borrowings on long-term debt	146	130
Repayments on long-term debt	(15)	(174)
Cash distributions to noncontrolling interests	—	(580)
Issuances of stock, common and treasury	1,394	1,017
Redemptions of common stock	(397)	(374)
Purchases of treasury stock	(479)	(21,474)
Net cash provided from (used in) financing activities	5,017	16,324
Effect of exchange rate changes on cash	(59)	(8,171)
Net increase (decrease) in cash and cash equivalents	(44,335)	(59,993)
Cash and cash equivalents at beginning of period	124,031	155,753
Cash and cash equivalents at end of period	$79,696	$95,760

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
The results of operations for the three and six months ended February 28, 2013 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2013.
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
Elian SAS
On January 31, 2012, the Company acquired all of the issued share capital of Elian SAS (“Elian”), a French portfolio company of British Vita plc, for $66.5 million, which included the assumption and repayment of $4.3 million in Elian debt. The results of Elian’s operations have been included in the consolidated financial statements since the date of acquisition, January 31, 2012.
Elian provides specialty formulated color concentrates to over 1,000 customers in end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moved the Company into France’s color masterbatch market and improved the Company's product mix in the Europe, Middle East and Africa ("EMEA") region.
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
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics
The ECM Plastics, Inc. purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company is as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2012	$68,540	$59,813	$128,353
Acquisitions	—	9,329	9,329
Translation and other	1,188	128	1,316
Balance as of February 28, 2013	$69,728	$69,270	$138,998
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
The Company completed its annual impairment review of goodwill as of June 1, 2012 and noted no impairment. The fair value used in the analysis was established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of February 28, 2013.
The following table summarizes intangible assets with determinable useful lives by major category:

	February 28, 2013			August 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$89,308	$(17,102)	$72,206	$74,039	$(13,263)	$60,776
Developed technology	19,578	(4,256)	15,322	19,189	(3,258)	15,931
Registered trademarks and tradenames	16,523	(3,781)	12,742	16,344	(3,013)	13,331
Total finite-lived intangible assets	$125,409	$(25,139)	$100,270	$109,572	$(19,534)	$90,038
The increase in intangible assets from August 31, 2012 is due to the previously discussed acquisition of ECM Plastics, Inc. combined with the impact of foreign currency translation. Amortization expense of intangible assets was $2.8 million and $5.4 million for the three and six months ended February 28, 2013, respectively, and $2.1 million and $4.0 million for the three and six months ended February 29, 2012, respectively.

(4)	FAIR VALUE MEASUREMENT
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2013, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value:

	February 28, 2013				August 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$65	$—	$65	$—	$92	$—	$92	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$104	$—	$104	$—	$69	$—	$69	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$67,267	$—	$67,267	$—	$65,210	$—	$65,210	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
Long-term fixed-rate debt issued in Euros is not recorded at fair value on a recurring basis; however, is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of February 28, 2013 and August 31, 2012, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $62.8 million and $60.3 million, respectively.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $70.3 million and $43.0 million as of February 28, 2013 and August 31, 2012, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following period. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with credit-worthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2013 and August 31, 2012.
Additionally, the Company remeasures assets to fair value as a result of the occurrence of certain events. During the first quarter of fiscal 2013, the Company remeasured the carrying value of certain facilities to fair value using comparable prices for similar assets in conjunction with restructuring initiatives. The Company did not remeasure any assets in the second quarter of fiscal 2013. For further discussion on asset impairments, refer to Note 12 of this Form 10-Q.
There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

(5)	INCOME TAXES
As of February 28, 2013, the Company's gross unrecognized tax benefits totaled $5.1 million. If recognized, $3.7 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 28, 2013, the Company had $0.6 million of accrued interest and penalties on unrecognized tax benefits.
During the three months ended February 28, 2013, the Company recorded a reduction of unrecognized tax benefits of $1.8 million related to the settlement of a local tax examination in a foreign jurisdiction during the period.
The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2009 onward and in Belgium from fiscal 2012 onward. The Company is open to potential examinations from fiscal 2007 onward for most other foreign jurisdictions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 28, 2013 and February 29, 2012 is as follows:

	Three months ended		Three months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$2,686	35.0%	$4,299	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(1,487)	(19.4)	(2,689)	(21.8)
U.S. and foreign losses with no tax benefit	1,260	16.4	1,097	8.9
U.S. restructuring and other U.S. unusual charges with no benefit	231	3.0	140	1.1
Valuation allowance changes	(7,049)	(91.9)	—	—
Establishment (resolution) of uncertain tax positions	(422)	(5.5)	(13)	(0.1)
Other	431	5.6	159	1.3
Total income tax expense (benefit)	$(4,350)	(56.8)%	$2,993	24.4%
The effective tax rate for the three months ended February 28, 2013 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate, realization of tax benefits due to changes in valuation allowances, and resolution of uncertain tax positions in various jurisdictions. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the net benefit recognized due to the change in valuation allowance and resolution of uncertain tax positions.
The effective tax rate for the three months ended February 29, 2012 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
During the second quarter of fiscal 2013, the Company established a valuation allowance against the net operating loss deferred tax asset of its Brazilian entity due to the uncertainty in the realization of this asset. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.4 million.
Additionally, in the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reverse a valuation allowance against certain deferred tax assets in Germany. Due to German tax law changes enacted in the second quarter, it is now more-likely-than-not that the interest expense carryforward deferred tax asset will be realized resulting in the valuation allowance reversal.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 28, 2013 and February 29, 2012 is as follows:

	Six months ended		Six months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$8,140	35.0%	$10,114	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,873)	(21.0)	(6,006)	(20.8)
U.S. and foreign losses with no tax benefit	2,038	8.8	1,756	6.0
U.S. restructuring and other U.S. unusual charges with no benefit	554	2.4	250	0.9
Valuation allowance changes	(7,049)	(30.3)	(747)	(2.6)
Establishment (resolution) of uncertain tax positions	(253)	(1.1)	18	0.1
Other	530	2.3	259	0.9
Total income tax expense (benefit)	$(913)	(3.9)%	$5,644	19.5%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective tax rate for the six months ended February 28, 2013 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate, realization of tax benefits due to changes in valuation allowances, and resolution of uncertain tax positions in various jurisdictions. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the net benefit recognized due to the change in valuation allowance and resolution of uncertain tax positions.
The effective tax rate for the six months ended February 29, 2012 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and the benefit recorded for the adjustment of valuation allowance. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
During the second quarter of fiscal 2013, the Company established a valuation allowance against the net operating loss deferred tax asset of its Brazilian entity due to the uncertainty in the realization of this asset. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.4 million.
Additionally, in the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reverse a valuation allowance against certain deferred tax assets in Germany. Due to German tax law changes enacted in the second quarter, it is now more-likely-than-not that the interest expense carryforward deferred tax asset will be realized resulting in the valuation allowance reversal.

(6)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Net periodic pension cost included the following components:
Service cost	$988	$737	$1,954	$1,456
Interest cost	1,222	1,314	2,423	2,629
Expected return on plan assets	(376)	(321)	(753)	(646)
Net actuarial loss and net amortization of prior service cost	378	116	748	230
Recognized gain due to plan curtailment	—	(209)	—	(209)
Contractual termination benefits	—	79	—	79
Net periodic benefit cost	$2,212	$1,716	$4,372	$3,539
Postretirement benefit cost included the following components:
Service cost	$3	$7	$8	$14
Interest cost	112	151	227	303
Net actuarial loss and net amortization of prior service cost (credit)	(136)	(140)	(270)	(280)
Recognized loss due to plan curtailment	—	—	333	—
Net periodic benefit cost	$(21)	$18	$298	$37

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the six months ended February 28, 2013 is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2012	$47,958	$259,253	$(5,921)	$571,205	$(371,099)	$6,293	$507,689
Comprehensive income (loss)			10,803	23,564		530	34,897
Cash dividends paid, $0.39 per share				(11,713)			(11,713)
Purchase of treasury stock					(479)		(479)
Issuance of treasury stock		51			169		220
Stock options exercised	63	1,111					1,174
Restricted stock issued, net of forfeitures	84	(84)					—
Redemption of common stock to cover tax withholdings	(22)	(375)					(397)
Amortization of restricted stock		2,631					2,631
Balance as of February 28, 2013	$48,083	$262,587	$4,882	$583,056	$(371,409)	$6,823	$534,022

(8)	INCENTIVE STOCK PLANS
For a discussion of the Company's incentive stock plans and employee stock purchase plan, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012. As of February 28, 2013, there were 340,857 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan and 470,397 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan.

Restricted stock awards under the Company's 2006 and 2010 plans earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based and performance-based restricted stock awards for the six months ended February 28, 2013.

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2012	118,395	1,010,743	$22.15	$16.90
Granted	42,921	321,838	$30.52	$26.35
Vested	(34,505)	(7,210)	$21.84	$14.03
Forfeited	(156)	(200,902)	$22.41	$18.37
Outstanding at February 28, 2013	126,655	1,124,469	$25.07	$19.36

Restrictions on the time-based restricted stock awards lapse at the end of a three-year period, and the awards were valued at the fair market value on the date of grant. Time-based awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the six months ended February 28, 2013 and February 29, 2012 were $30.52 and $22.64 per share, respectively.

Performance shares are awards for which the vesting will occur based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of February 28, 2013 are 530,051 performance shares, which earn dividends throughout the vesting period and the remaining performance shares which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance share awards.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The performance-based awards in the table above include 562,160 shares which are valued based upon a Monte Carlo simulation, which is a valuation model that represents the characteristics of these grants. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value using a Monte Carlo simulation model. The awards granted prior to fiscal 2013 were accounted for as equity awards with market conditions given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards granted in fiscal 2013 provide recipients an option to receive cash or shares of common stock upon vesting. As such, the fiscal 2013 awards were accounted for as liability awards with a market condition, and the Company will measure these awards at fair value on a quarterly basis over the service period.

The fair value of the remaining 562,309 performance shares in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") in relation to an internal targeted ROIC over a three-year period.

The weighted-average grant date fair value of the performance shares granted during the six months ended February 28, 2013 and February 29, 2012 was $26.35 and $17.71 per share, respectively.

The fair value of the performance shares granted during the six months ended February 28, 2013 were estimated using a Monte Carlo simulation model using the following weighted-average assumptions:

Weighted-Average Assumptions
Expected volatility	37.00%
Risk-free interest rate	0.39%
Correlation	58.00%

The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the daily volatility for each company in the peer group to determine a reasonable assumption for the valuation. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. In using the Monte Carlo simulation method with this type of grant, a correlation rate of the Company’s stock price and each of the peer companies is calculated. The Company determined a correlation percentage based on all correlation rates. The Company has no reason to believe that the expected dividend yield, future stock volatility or correlation is likely to differ materially from historical patterns.

A summary of stock option activity for the six months ended February 28, 2013 is as follows:

	Outstanding Shares Under Option	Weighted- Average Exercise Price
Outstanding at August 31, 2012	86,955	$18.61
Granted	—	$—
Exercised	(62,785)	$18.69
Forfeited and expired	(3,500)	$13.99
Outstanding at February 28, 2013	20,670	$19.14
Exercisable at February 28, 2013	20,670	$19.14

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of February 28, 2013 was approximately $0.3 million with a remaining term for options outstanding and exercisable of 1.9 years. The total intrinsic value of options exercised as of February 28, 2013 was $0.6 million. All outstanding and exercisable stock options are fully vested as of February 28, 2013. The Company did not grant stock options in fiscal years 2013 or 2012.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of February 28, 2013 was $10.8 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.

The Company had minimal cash-based awards, which are treated as liability awards, outstanding as of February 28, 2013 and $1.5 million outstanding as of August 31, 2012. These awards were granted to foreign employees and included both time and performance conditions similar to the Company's previously discussed restricted stock awards. The Company recorded a liability for these cash-based awards equal to the amount of the award vested to date and adjusted the performance-based awards based on expected payout.

In January 2013, the Company granted non-employee directors 27,860 shares of unrestricted common stock. The Company recorded compensation expense for this grant of $0.9 million for the three and six months ended February 28, 2013.

The following table summarizes the impact to the Company’s consolidated statements of operations from stock-based compensation for the three and six months ended February 28, 2013 and February 29, 2012, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Time-based awards and performance-based awards	$1,041	$971	$1,747	$1,612
Board of Directors unrestricted awards	850	845	850	845
Cash-based awards	49	(159)	57	106
Total stock-based compensation	$1,940	$1,657	$2,654	$2,563

(9)	EARNINGS PER SHARE
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
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
Weighted-average shares outstanding:
Basic	29,293	29,374	29,255	29,396
Incremental shares from equity awards	432	277	413	192
Diluted	29,725	29,651	29,668	29,588

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	SEGMENT INFORMATION
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
The CODM uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, board of directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
EMEA	$342,198	$332,561	$693,686	$685,452
Americas	144,205	129,646	293,779	257,626
APAC	35,966	33,704	75,456	70,122
Total net sales to unaffiliated customers	$522,369	$495,911	$1,062,921	$1,013,200
Below the Company presents gross profit by segment:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
EMEA	$38,972	$40,076	$83,032	$84,314
Americas	18,485	19,644	39,476	39,523
APAC	5,408	5,426	11,620	10,805
Total segment gross profit	62,865	65,146	134,128	134,642
Inventory step-up	—	(597)	(138)	(597)
Accelerated depreciation	(404)	—	(682)	—
Total gross profit	$62,461	$64,549	$133,308	$134,045

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income and income before taxes:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
EMEA	$11,521	$15,305	$27,666	$34,540
Americas	5,845	5,343	13,637	11,454
APAC	2,212	2,530	5,294	5,063
Total segment operating income	19,578	23,178	46,597	51,057
Corporate and other	(7,512)	(6,792)	(13,459)	(12,372)
Total operating income before certain items	12,066	16,386	33,138	38,685
Costs related to acquisitions	(675)	(656)	(987)	(874)
Restructuring related	(1,669)	(1,597)	(3,606)	(4,841)
Accelerated depreciation	(404)	—	(682)	—
Asset impairment	—	—	(498)	—
Curtailment gain (loss)	—	209	(333)	209
Inventory step-up	—	(597)	(138)	(597)
Operating income	9,318	13,745	26,894	32,582
Interest expense, net	(1,809)	(2,328)	(3,380)	(4,222)
Foreign currency transaction gains (losses)	9	(17)	(549)	(516)
Other income (expense), net	156	883	291	1,053
Income before taxes	$7,674	$12,283	$23,256	$28,897

Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %'s)
Custom performance colors	$39,831	7%	$28,966	5%
Masterbatch solutions	180,625	35	171,728	35
Engineered plastics	129,299	25	127,950	26
Specialty powders	77,307	15	80,010	16
Distribution services	95,307	18	87,257	18
Total consolidated net sales	$522,369	100%	$495,911	100%

	Six months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %'s)
Custom performance colors	$78,946	8%	$55,512	6%
Masterbatch solutions	370,984	35	355,473	35
Engineered plastics	268,841	25	268,245	26
Specialty powders	160,797	15	164,577	16
Distribution services	183,353	17	169,393	17
Total consolidated net sales	$1,062,921	100%	$1,013,200	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	RESTRUCTURING
Fiscal 2013 Restructuring Plans
Brazil Consolidation Plan
In the second quarter of fiscal 2013, the Company initiated restructuring activities to consolidate its two existing leased manufacturing facilities in the State of Sao Paulo, Brazil into a single new leased manufacturing facility in Brazil. Manufacturing activities at the existing two facilities will be relocated by the end of the first quarter of fiscal 2014 to the new facility. The Company expects to offer eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company will reduce headcount in Brazil by approximately 65 in the third quarter of fiscal 2013. Offsetting this reduction of headcount will be the addition of approximately 45 associates at the Company's new Brazil manufacturing facility including associate transfers and new hires. In the second quarter of fiscal 2013, the Company recorded $0.3 million of pre-tax employee-related restructuring costs, which remain accrued as of February 28, 2013, and $0.3 million of accelerated depreciation included in cost of sales. The Company expects to recognize additional pretax employee-related and other cash charges of approximately $1.2 million, as well as additional accelerated depreciation of approximately $0.3 million, during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
EMEA Continued Reorganization Plan
During the first six months of fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and needs in the challenging economic environment in Europe and the continued reorganization of the Company's Custom Performance Colors and Masterbatch Solutions product families. As part of this restructuring, the EMEA regional team plans to reduce headcount by approximately 20 with half of the reductions occurring in the first quarter of fiscal 2013. The Company recorded $1.0 million and $2.4 million of pretax employee-related restructuring costs during the three and six months ended February 28, 2013, respectively. As of February 28, 2013, the Company has a balance of $1.4 million accrued for employee-related costs related to this plan. The Company expects to recognize additional pretax employee-related cash charges of approximately $0.3 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through the third quarter of fiscal 2014 as the plan is completed.
Bellevue, Ohio Facility Plan
Additionally in the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded $0.1 million and $0.3 million of pretax employee-related costs and other restructuring expenses during the three and six months ended February 28, 2013, respectively, and $0.1 million and $0.4 million of accelerated depreciation during the three and six months ended February 28, 2013, respectively. As of February 28, 2013, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company anticipates recognizing approximately $1.0 million of other pretax restructuring expenses during the remainder of fiscal 2013 and into fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2012 Restructuring Plans
Masterbatch Reorganization Plan
In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC regions in the fourth quarter of fiscal 2012. The Company recorded minimal charges related to this plan during the first half of fiscal 2013. As of February 28, 2013, the Company has a balance of $2.0 million accrued primarily related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded no charges related to this plan during the three months ended February 28, 2013 and $0.3 million of pretax employee-related restructuring costs during the six months ended February 28, 2013. The Company recorded $1.2 million and $3.9 million of pretax employee-related restructuring costs during the three and six months ended February 29, 2012, respectively. As of February 28, 2013, the Company has a balance of $0.3 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related charges related to this plan during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2011 Restructuring Plan
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move production to existing facilities in order to optimize the use of capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and the Company reduced headcount by approximately 70, with the majority of the reductions occurring in the second quarter of fiscal 2012. The Company recorded minimal charges during the first half of fiscal 2013, and $0.3 million and $0.5 million of pretax employee-related restructuring expense during the three and six months ended February 29, 2012, respectively. As of February 28, 2013, the Company has a balance of $0.2 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2013 as the plan is completed.
Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2013 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2012	Fiscal 2013 Charges	Fiscal 2013 Paid	Accrual Balance February 28, 2013
	(In thousands)
Employee-related costs	$3,524	$3,194	$(2,164)	4,554
Other costs	381	412	(350)	443
Translation effect	(539)	—	—	(500)
Total	$3,366	$3,606	$(2,514)	$4,497
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)
EMEA	$1,138	$1,285	$2,695	$4,346
Americas	517	312	731	495
APAC	14	—	180	—
Total restructuring expense	$1,669	$1,597	$3,606	$4,841

(12)	ASSET IMPAIRMENTS
The Company recorded $0.5 million in asset impairments during the first quarter of fiscal 2013 primarily related to the remeasurement of the carrying value of its facility in Oyonnax, France, which is held for sale, at fair value of $0.7 million. The disposal value of real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. No asset impairments were recorded during the second quarter of fiscal 2013 or the first half of fiscal 2012.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Excluding cash paid of $36.4 million for the acquisition of ECM Plastics, Inc. and $1.8 million for the settlement of the Company's uncertain tax position, as of February 28, 2013 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

(14)	SHARE REPURCHASE PROGRAM
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2013. The Company repurchased 20,089 shares of common stock during the first quarter of fiscal 2013 at an average price of $23.83 per share. Shares valued at $64.2 million remain authorized for repurchase as of February 28, 2013. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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
No other new accounting pronouncements issued or with effective dates during fiscal 2013 had or are expected to have a material impact on the Company's consolidated financial statements.

(16)	SUBSEQUENT EVENT
On March 4, 2013, the Company announced that it made a proposal to the Board of Directors of Ferro Corporation ("Ferro") to acquire all of the outstanding shares of Ferro common stock for per-share consideration of $6.50, representing an estimated total enterprise value of approximately $855 million including total indebtedness. The total enterprise value will vary based on Ferro's total debt value at closing of the proposed transaction. The Company's proposed offer price of $6.50 per share is comprised of an immediate cash payment of $3.25 for each Ferro share outstanding and $3.25 worth of A. Schulman common stock. Ferro's Board of Directors rejected the Company's offer and expressed their belief that Ferro should remain independent. The Company continues to engage Ferro's shareholders in an effort to enter into a mutually beneficial dialog with Ferro's Board of Directors.

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
Overview
Business Summary
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Akron, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agriculture, personal care and hygiene, custom services, and sports, leisure and home. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:

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
Key Trends, Developments and Challenges
We are successfully executing our growth strategy, which is a set of initiatives aimed at increasing our ability to leverage our innovative products into different geographic markets, explore adjacent markets and applications, and continually improve the profitability of the Company's product mix.
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

•
Innovation Centers. We have two Innovation Centers in Mexico and Germany which promote collaborative partnerships between A. Schulman and our customers, suppliers and other technical organizations. These Centers enable us to undertake research and development activities that align our technical and product development capabilities with the emerging needs of our customers and end markets.

•
Adjacent Markets. While we remain a leader in markets such as packaging and niche automotive, we are committed to identifying and pursuing adjacent markets for our products that have sustainable growth opportunities.

•
Purchasing and Pricing. We are seeking opportunities to continue our savings on purchasing and to optimize pricing strategies to align with our purchasing strategies. We continue to leverage our global volume base to enhance savings and are searching for alternate sourcing from the Middle East and Asia.

•
Continuous Improvement. The Company's Six Sigma Black Belt and Green Belt associates continue to look for ways to improve our processes and optimize our performance. We are also determined to control our selling, general and administrative expenses, especially in developed markets.

•	Acquisitions and Joint Ventures. We continue to seek acquisitions that are within our core capabilities, fit our strategic goals, expand our technical capabilities and contribute to our profitability.
Fiscal Year 2013 Significant Events
In addition to the items discussed above, the following items represent significant events during the first half of fiscal 2013:

1.
Dividend Activities. In October 2012, the Company increased its regular quarterly cash dividend by approximately 2.6% to $0.195 per common share. Additionally, in December 2012, the Board declared early payment of the Company's regular quarterly cash dividend to be payable to shareholders on December 31, 2012. This reflected the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders.

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

4.
Fiscal 2013 Restructuring. In November 2012, the Company finalized the sale of its Bellevue, Ohio facility to continue its focus on higher-value technical products. This sale marked the completion of a transformation away from legacy plants that primarily served the volume automotive market. During the first six months of fiscal 2013, the Company executed a restructuring plan in the EMEA selling and administrative organizations in response to the current economic climate. Furthermore, in the second quarter of fiscal 2013, the Company initiated restructuring activities to consolidate its existing two leased manufacturing facilities in the State of Sao Paulo, Brazil into a single new leased manufacturing facility in Brazil.

5.
Global ROIC Initiative. During the first quarter of fiscal 2013, the Company introduced a global initiative to improve return on invested capital ("ROIC") by better understanding the components of ROIC through web-based trainings and simulations. This will enable our associates to drive increased returns in their everyday responsibilities.

6.
Global ERP Project. In July 2012, the Company announced it would be converging all of its information systems to a common Enterprise Resource Planning ("ERP") system which will provide for common business practices and enhanced global operational visibility. This ERP conversion project will be conducted in a phased approach which will take several years to complete. The Company is currently in the design stage.

7.
Marketing Initiatives. During the first six months of fiscal 2013, the Company continued to align its markets with megatrends, high value segments and adjacent markets. The Company is also upgrading its global strategic pricing tools to ensure the Company is obtaining maximum value for both its products and services.

8.
Offer To Acquire Ferro Corporation. On March 4, 2013, the Company announced that it made a proposal to the Board of Directors of Ferro Corporation ("Ferro") to acquire all of the outstanding shares of Ferro common stock. A. Schulman believes that its offer presents the opportunity for significant future value to Ferro shareholders.

Results of Operations
Segment Information

	Three months ended
					Favorable (unfavorable)
EMEA	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$342,198	$332,561	$9,637	2.9%	$5,841	1.1%
Gross profit	$38,972	$40,076	$(1,104)	(2.8)%	$727	(4.6)%
Operating income	$11,521	$15,305	$(3,784)	(24.7)%	$359	(27.1)%
Pounds sold	281,699	286,795	(5,096)	(1.8)%
Price per pound	$1.215	$1.160	$0.055	4.7%	$0.021	2.9%
Gross profit percentage	11.4%	12.1%
Operating income per pound	$0.041	$0.053	$(0.012)	(22.6)%	$0.001	(24.5)%
Three months ended February 28, 2013
EMEA net sales for the three months ended February 28, 2013 were $342.2 million, an increase of $9.6 million, or 2.9%, compared with the prior-year period. Foreign currency translation favorably impacted net sales by $5.8 million. The Elian acquisition provided $6.2 million and 2.0 million pounds in incremental net sales and volume, respectively. Price per pound increased 4.7% to $1.215 per pound primarily related to the specialty powders and distribution services product families which substantially offset the customer demand driven volume decline of 1.8%.
EMEA gross profit was $39.0 million for the three months ended February 28, 2013, a decrease of $1.1 million compared with the same prior-year period. Foreign currency translation favorably impacted gross profit by $0.7 million. The positive contribution of the Elian acquisition was more than offset by the challenging economic environment in Europe.
EMEA operating income for the three months ended February 28, 2013 was $11.5 million, a decrease of $3.8 million compared with the same period last year. Foreign currency translation positively impacted EMEA operating income by $0.4 million. The decrease in operating income was primarily due to a $2.7 million increase in selling, general and administrative ("SG&A") expenses which was driven by increased compensation and benefits expense of $1.3 million and increased bad debt expense of $0.9 million. Additionally, SG&A was negatively impacted by the incremental expenses from Elian and $0.4 million of foreign currency translation.

	Six months ended
					Favorable (unfavorable)
EMEA	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$693,686	$685,452	$8,234	1.2%	$(10,664)	2.8%
Gross profit	$83,032	$84,314	$(1,282)	(1.5)%	$(1,386)	0.1%
Operating income	$27,666	$34,540	$(6,874)	(19.9)%	$(483)	(18.5)%
Pounds sold	571,730	573,092	(1,362)	(0.2)%
Price per pound	$1.213	$1.196	$0.017	1.4%	$(0.019)	3.0%
Gross profit percentage	12.0%	12.3%
Operating income per pound	$0.048	$0.060	$(0.012)	(20.0)%	$(0.001)	(18.3)%
Six months ended February 28, 2013
EMEA net sales for the six months ended February 28, 2013 were $693.7 million, an increase of $8.2 million, or 1.2%, compared with the prior-year period. Excluding the negative impact of foreign currency translation of $10.7 million, net sales increased $18.9 million which includes $15.8 million and 4.8 million pounds in incremental net sales and volume, respectively, from Elian. The increase in price per pound, primarily in the specialty powders and distribution services product families, more than offset the slight decline in volume. Excluding foreign currency translation, price per pound increased 3.0% to $1.232 per pound compared with the prior-year period.
EMEA gross profit was $83.0 million for the six months ended February 28, 2013, a decrease of $1.3 million compared with the same six-month period last year. The positive contribution of the Elian acquisition was more than offset by the challenging economic environment in Europe and the adverse impact of foreign currency translation of $1.4 million.
EMEA operating income for the six months ended February 28, 2013 was $27.7 million, a decrease of $6.9 million compared with the same six-month period last year. The decrease in operating income was primarily due to a $5.6 million increase in SG&A expenses which was driven by increased compensation and benefits expense of $2.2 million and increased bad debt expense of $1.4 million. Additionally, SG&A expenses were negatively impacted by the incremental expenses from Elian partially offset by a favorable impact of $0.9 million from foreign currency translation. Operating income per pound decreased 20.0% to $0.048 per pound primarily due to the aforementioned economic environment in Europe and increased SG&A expenses, while foreign currency translation adversely impacted EMEA operating income by $0.5 million.

	Three months ended
					Favorable (unfavorable)
Americas	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$144,205	$129,646	$14,559	11.2%	$(404)	11.5%
Gross profit	$18,485	$19,644	$(1,159)	(5.9)%	$(27)	(5.8)%
Operating income	$5,845	$5,343	$502	9.4%	$206	5.5%
Pounds sold	156,812	143,209	13,603	9.5%
Price per pound	$0.920	$0.905	$0.015	1.7%	$(0.002)	1.9%
Gross profit percentage	12.8%	15.2%
Operating income per pound	$0.037	$0.037	$—	—%	$0.001	(2.7)%
Three months ended February 28, 2013
Net sales for the Americas for the three months ended February 28, 2013 were $144.2 million, an increase of $14.6 million or 11.2% compared with the prior-year period, as all product families realized increased volumes. Incremental net sales and volume from the ECM Plastics, Inc. acquisition were $9.2 million and 8.1 million pounds during the second quarter of fiscal 2013, respectively. The Americas experienced an increase in price per pound in the custom performance color and masterbatch solutions product families which more than offset a decline in price per pound in the other product families. Foreign currency translation negatively impacted net sales by $0.4 million.
Gross profit for the Americas was $18.5 million for the three months ended February 28, 2013, a decrease of $1.2 million from the comparable period last year. The decrease in gross profit of 5.9% was primarily due to the unfavorable mix in the specialty powders product family combined with competitive pricing pressure and increased labor costs in anticipation of increases in regional demand in Mexico. This was partially offset by the positive contribution of ECM Plastics, Inc. and increased volume.
Operating income for the Americas for the three months ended February 28, 2013 was $5.8 million compared with $5.3 million last year. Operating income increased primarily due to the $1.7 million decrease in SG&A expenses. The decline in SG&A expenses was primarily due to successful restructuring initiatives and cost control efforts combined with reduced incentive compensation expense, partially offset by incremental expenses from ECM Plastics, Inc.

	Six months ended
					Favorable (unfavorable)
Americas	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$293,779	$257,626	$36,153	14.0%	$(1,310)	14.5%
Gross profit	$39,476	$39,523	$(47)	(0.1)%	$(143)	0.2%
Operating income	$13,637	$11,454	$2,183	19.1%	$290	16.5%
Pounds sold	316,648	283,710	32,938	11.6%
Price per pound	$0.928	$0.908	$0.020	2.2%	$(0.004)	2.6%
Gross profit percentage	13.4%	15.3%
Operating income per pound	$0.043	$0.040	$0.003	7.5%	$0.001	5.0%
Six months ended February 28, 2013
Net sales for the Americas for the six months ended February 28, 2013 were $293.8 million, an increase of $36.2 million or 14.0% compared with the prior-year period, as all product families realized increased volumes. Incremental net sales and volumes from the ECM Plastics, Inc. acquisition were $17.9 million and 16.1 million pounds during the six months ended February 28, 2013, respectively. The Americas experienced an increase in price per pound in the custom performance color and masterbatch solutions product families which more than offset a decline in price per pound in the other product families. Foreign currency translation negatively impacted net sales by $1.3 million.
Gross profit for the Americas was $39.5 million for the six months ended February 28, 2013, which was consistent with the same six-month period last year. The positive contribution of volume improvement and the ECM Plastics, Inc. acquisition was offset by competitive pricing pressure, an unfavorable mix in the specialty powders product family and increased manufacturing costs related to adding capacity to meet regional demand in Mexico.
Operating income for the Americas for the six months ended February 28, 2013 was $13.6 million compared with $11.5 million last year. Operating income increased primarily due to the $2.2 million decrease in SG&A expenses and a favorable impact of $0.3 million from foreign currency translation. The decline in SG&A expenses was primarily due to successful restructuring initiatives and cost control efforts combined with reduced incentive compensation expense, partially offset by the incremental expenses from ECM Plastics, Inc. Operating income per pound increased 7.5% to $0.043 per pound primarily related to a favorable mix in the engineered plastics product family.

	Three months ended
					Favorable (unfavorable)
APAC	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$35,966	$33,704	$2,262	6.7%	$212	6.1%
Gross profit	$5,408	$5,426	$(18)	(0.3)%	$53	(1.3)%
Operating income	$2,212	$2,530	$(318)	(12.6)%	$53	(14.7)%
Pounds sold	28,333	28,712	(379)	(1.3)%
Price per pound	$1.269	$1.174	$0.095	8.1%	$0.007	7.5%
Gross profit percentage	15.0%	16.1%
Operating income per pound	$0.078	$0.088	$(0.010)	(11.4)%	$0.002	(13.6)%
Three months ended February 28, 2013
Net sales for APAC for the three months ended February 28, 2013 were $36.0 million, an increase of $2.3 million compared with the same prior-year period primarily due to increased price per pound in the masterbatch solutions and specialty powders product families, which more than offset the decreased volume and an increasingly competitive business environment.
Gross profit for APAC for the three months ended February 28, 2013 was $5.4 million, which was consistent with the same three-month period last year. Despite an unfavorable mix in the specialty powders product family and an increasingly competitive business environment, the region was able to maintain its gross profit levels in light of these challenges.

APAC operating income for the three months ended February 28, 2013 was $2.2 million compared with $2.5 million last year. The decrease in profitability was principally due to an increase of $0.3 million in SG&A expenses mainly related to the establishment of the APAC regional office in Hong Kong. Operating income per pound decreased 11.4% to $0.078 primarily due to the increase in SG&A expenses.

	Six months ended
					Favorable (unfavorable)
APAC	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$75,456	$70,122	$5,334	7.6%	$568	6.8%
Gross profit	$11,620	$10,805	$815	7.5%	$111	6.5%
Operating income	$5,294	$5,063	$231	4.6%	$82	2.9%
Pounds sold	59,429	58,196	1,233	2.1%
Price per pound	$1.270	$1.205	$0.065	5.4%	$0.010	4.6%
Gross profit percentage	15.4%	15.4%
Operating income per pound	$0.089	$0.087	$0.002	2.3%	$0.001	1.1%
Six months ended February 28, 2013
Net sales for APAC for the six months ended February 28, 2013 were $75.5 million, an increase of $5.3 million compared with the same prior-year period primarily due to increased price per pound in the masterbatch solutions and specialty powders product families combined with increased volume in the engineered plastics and specialty powders product families. Foreign currency translation favorably impacted net sales by $0.6 million.
Gross profit for APAC for the six months ended February 28, 2013 was $11.6 million, an increase of 7.5% compared with last year. The increase in gross profit was primarily due to the 5.4% increase in price per pound combined with a continued focus on products with higher technical requirements.
APAC operating income for the six months ended February 28, 2013 was $5.3 million compared with $5.1 million last year. The increase in profitability was principally due to the increase in gross profit partially offset by an increase of $0.6 million in SG&A expenses mainly related to the establishment of the APAC regional office in Hong Kong. Operating income per pound increased 2.3% to $0.089 primarily due to the aforementioned focus on products with higher technical requirements.

	Three months ended
					Favorable (unfavorable)
Consolidated	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$522,369	$495,911	$26,458	5.3%	$5,649	4.2%
Operating income	$9,318	$13,745	$(4,427)	(32.2)%	$607	(36.6)%
Total operating income before certain items *	$12,066	$16,386	$(4,320)	(26.4)%	$618	(30.1)%
Pounds sold	466,844	458,716	8,128	1.8%
Price per pound	$1.119	$1.081	$0.038	3.5%	$0.012	2.4%
Total operating income per pound before certain items *	$0.026	$0.036	$(0.010)	(27.8)%	$0.001	(30.6)%
* - For a reconciliation of total operating income before certain items to operating income and income before taxes, refer to Note 10 of this Form 10-Q.
Three months ended February 28, 2013
The increase of $26.5 million in consolidated net sales for the three months ended February 28, 2013 compared with the prior-year period was primarily a result of incremental net sales and volume from the Elian and ECM Plastics, Inc. acquisitions of $15.4 million and 10.1 million pounds, respectively. Net sales were favorably impacted by the 3.5% increase in price per pound and a $5.6 million favorable impact of foreign currency translation.

The Company’s SG&A expenses increased $2.0 million for the three months ended February 28, 2013 compared with the same period in the prior year, excluding acquisition costs of $0.7 million for both the three months ended February 28, 2013 and February 29, 2012. The increase was primarily attributable to an incremental impact of $1.9 million from recent acquisitions and higher bad debt expense of $0.4 million, partially offset by a decrease in incentive compensation expense of $0.9 million.
Total operating income, before certain items, for the three months ended February 28, 2013 was $12.1 million, a decrease of $4.3 million compared with last year, primarily due to a $2.3 million decrease in gross profit and the aforementioned increase in SG&A expense. Foreign currency translation had a positive impact on operating income of $0.6 million.

	Six months ended
					Favorable (unfavorable)
Consolidated	February 28, 2013	February 29, 2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$1,062,921	$1,013,200	$49,721	4.9%	$(11,406)	6.0%
Operating income	$26,894	$32,582	$(5,688)	(17.5)%	$(119)	(17.1)%
Total operating income before certain items *	$33,138	$38,685	$(5,547)	(14.3)%	$(111)	(14.1)%
Pounds sold	947,807	914,998	32,809	3.6%
Price per pound	$1.121	$1.107	$0.014	1.3%	$(0.012)	2.4%
Total operating income per pound before certain items *	$0.035	$0.042	$(0.007)	(16.7)%	$—	(16.7)%
* - For a reconciliation of total operating income before certain items to operating income and income before taxes, refer to Note 10 of this Form 10-Q.
Six months ended February 28, 2013
The increase of $49.7 million in consolidated net sales for the six months ended February 28, 2013 compared with the prior-year period was primarily a result of incremental net sales and volume from the Elian and ECM Plastics, Inc. acquisitions of $33.7 million and 20.9 million pounds, respectively. Net sales were favorably impacted by the 1.3% increase in price per pound offset by an $11.4 million unfavorable impact of foreign currency translation.
The Company’s SG&A expenses increased $5.0 million for the six months ended February 28, 2013 compared with the same period in the prior year, excluding acquisition costs of $1.0 million and $0.9 million for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase was primarily attributable to an incremental impact of $4.0 million from recent acquisitions and bad debt expense of $0.9 million. In addition, the Company invested in global marketing related initiatives, strategic planning in the APAC region, the establishment of the APAC regional headquarters in Hong Kong and the global ERP project which was partially offset by savings from successful restructuring initiatives and cost control efforts. Foreign currency translation favorably impacted SG&A expense by $1.3 million.
Total operating income, before certain items, for the six months ended February 28, 2013 was $33.1 million, a decrease of $5.5 million compared with last year, primarily due to increased SG&A expense.
Additional consolidated results
The Company recorded asset impairment charges of $0.5 million during the first quarter of fiscal 2013 primarily related to the write-down to estimated fair value of the Company's facility in Oyonnax, France, further discussed in Note 12 to the consolidated financial statements in this Quarterly Report. No asset impairments were recorded during the second quarter of fiscal 2013 or the first half of fiscal 2012.
Interest expense, net of interest income, decreased $0.5 million and $0.8 million for the three and six months ended February 28, 2013, respectively, as compared with the same periods in the prior year.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced minimal foreign currency transaction gains and losses for the three months ended February 28, 2013 and February 29, 2012, respectively. Additionally, the Company experienced foreign currency transaction losses of $0.5 million for both the six months ended February 28, 2013 and February 29, 2012. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2013 and August 31, 2012.
Other income for the three and six months ended February 28, 2013 was $0.2 million and $0.3 million, respectively, compared with other income of $0.9 million and $1.1 million for the three and six months ended February 29, 2012, respectively. There were no individually significant transactions during the six months ended February 28, 2013 and February 29, 2012.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. Effective December 31, 2011, the Company’s partnership with Mitsubishi Chemical MKV Company, which held a 30% equity position, was dissolved by a vote of the partners.
Net income attributable to the Company’s stockholders was $11.8 million and $9.1 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Net income attributable to the Company's stockholders was $23.6 million and $22.7 million for the six months ended February 28, 2013 and February 29, 2012, respectively. Foreign currency translation had a positive impact of $0.4 million and a negative impact of $0.1 million on net income for the three and six months ended February 28, 2013, respectively.
Product Families
Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %'s)
Custom performance colors	$39,831	7%	$28,966	5%
Masterbatch solutions	180,625	35	171,728	35
Engineered plastics	129,299	25	127,950	26
Specialty powders	77,307	15	80,010	16
Distribution services	95,307	18	87,257	18
Total consolidated net sales	$522,369	100%	$495,911	100%

	Six months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %'s)
Custom performance colors	$78,946	8%	$55,512	6%
Masterbatch solutions	370,984	35	355,473	35
Engineered plastics	268,841	25	268,245	26
Specialty powders	160,797	15	164,577	16
Distribution services	183,353	17	169,393	17
Total consolidated net sales	$1,062,921	100%	$1,013,200	100%

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

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
EMEA	70%	74%	75%	78%
Americas	61%	67%	64%	65%
APAC	69%	76%	73%	81%
Worldwide	66%	71%	70%	72%
In fiscal 2013, the Company’s APAC segment experienced lower capacity utilization as additional manufacturing capacity was added to meet anticipated demand in the region. In addition, the Americas capacity utilization was higher in the second quarter of fiscal 2012 as compared to fiscal 2013 to meet short-term customer needs as a result of the shut-down of the Nashville, Tennessee facility and the related movement of production to the Akron and Bellevue, Ohio plants.
Restructuring
Fiscal 2013 Restructuring Plans
Brazil Consolidation Plan
In the second quarter of fiscal 2013, the Company initiated restructuring activities to consolidate its two existing leased manufacturing facilities in the State of Sao Paulo, Brazil into a single new leased manufacturing facility in Brazil. Manufacturing activities at the existing two facilities will be relocated by the end of the first quarter of fiscal 2014 to the new facility. The Company expects to offer eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company will reduce headcount in Brazil by approximately 65 in the third quarter of fiscal 2013. Offsetting this reduction of headcount will be the addition of approximately 45 associates at the Company's new Brazil manufacturing facility including associate transfers and new hires. In the second quarter of fiscal 2013, the Company recorded $0.3 million of pre-tax employee-related restructuring costs, which remain accrued as of February 28, 2013, and $0.3 million of accelerated depreciation included in cost of sales. The Company expects to recognize additional pretax employee-related and other cash charges of approximately $1.2 million, as well as additional accelerated depreciation of approximately $0.3 million, during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
EMEA Continued Reorganization Plan
During the first six months of fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and needs in the challenging economic environment in Europe and the continued reorganization of the Company's Custom Performance Colors and Masterbatch Solutions product families. As part of this restructuring, the EMEA regional team plans to reduce headcount by approximately 20 with half of the reductions occurring in the first quarter of fiscal 2013. The Company recorded $1.0 million and $2.4 million of pretax employee-related restructuring costs during the three and six months ended February 28, 2013, respectively. As of February 28, 2013, the Company has a balance of $1.4 million accrued for employee-related costs related to this plan. The Company expects to recognize additional pretax employee-related cash charges of approximately $0.3 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through the third quarter of fiscal 2014 as the plan is completed.
Bellevue, Ohio Facility Plan
Additionally in the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded $0.1 million and $0.3 million of pretax employee-related costs and other restructuring expenses during the three and six months ended February 28, 2013, respectively, and $0.1 million and $0.4 million of accelerated depreciation associated with this plan during the three and six months ended February 28, 2013, respectively. As of February 28, 2013, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company anticipates recognizing approximately $1.0 million of other pretax restructuring expenses during the remainder of fiscal

2013 and into fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2012 Restructuring Plans
Masterbatch Reorganization Plan
In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC regions in the fourth quarter of fiscal 2012. The Company recorded minimal charges related to this plan during the first half of fiscal 2013. As of February 28, 2013, the Company has a balance of $2.0 million accrued primarily related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded no charges related to this plan during the three months ended February 28, 2013 and $0.3 million of pretax employee-related restructuring costs during the six months ended February 28, 2013. The Company recorded $1.2 million and $3.9 million of pretax employee-related restructuring costs during the three and six months ended February 29, 2012, respectively. As of February 28, 2013, the Company has a balance of $0.3 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related charges related to this plan during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2011 Restructuring Plan
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move production to existing facilities in order to optimize the use of capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and the Company reduced headcount by approximately 70, with the majority of the reductions occurring in the second quarter of fiscal 2012. The Company recorded minimal charges during the first half of fiscal 2013, and $0.3 million and $0.5 million of pretax employee-related restructuring expense during the three and six months ended February 29, 2012, respectively. As of February 28, 2013, the Company has a balance of $0.2 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2013 as the plan is completed.
Consolidated Restructuring Summary
The following table summarizes the activity related to the Company’s restructuring plans:

	Accrual Balance August 31, 2012	Fiscal 2013 Charges	Fiscal 2013 Paid	Accrual Balance February 28, 2013
	(In thousands)
Employee-related costs	$3,524	$3,194	$(2,164)	4,554
Other costs	381	412	(350)	443
Translation effect	(539)	—	—	(500)
Total	$3,366	$3,606	$(2,514)	$4,497

Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended February 28, 2013 and February 29, 2012 is as follows:

	Three months ended		Three months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$2,686	35.0%	$4,299	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(1,487)	(19.4)	(2,689)	(21.8)
U.S. and foreign losses with no tax benefit	1,260	16.4	1,097	8.9
U.S. restructuring and other U.S. unusual charges with no benefit	231	3.0	140	1.1
Valuation allowance changes	(7,049)	(91.9)	—	—
Establishment (resolution) of uncertain tax positions	(422)	(5.5)	(13)	(0.1)
Other	431	5.6	159	1.3
Total income tax expense (benefit)	$(4,350)	(56.8)%	$2,993	24.4%
The effective tax rate for the three months ended February 28, 2013 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate, realization of tax benefits due to changes in valuation allowances, and resolution of uncertain tax positions in various jurisdictions. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the net benefit recognized due to the change in valuation allowance and resolution of uncertain tax positions.
The effective tax rate for the three months ended February 29, 2012 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
During the second quarter of fiscal 2013, the Company established a valuation allowance against the net operating loss deferred tax asset of its Brazilian entity due to the uncertainty in the realization of this asset. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.4 million.
Additionally, in the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reverse a valuation allowance against certain deferred tax assets in Germany. Due to German tax law changes enacted in the second quarter, it is now more-likely-than-not that the interest expense carryforward deferred tax asset will be realized resulting in the valuation allowance reversal.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the six months ended February 28, 2013 and February 29, 2012 is as follows:

	Six months ended		Six months ended
	February 28, 2013		February 29, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$8,140	35.0%	$10,114	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(4,873)	(21.0)	(6,006)	(20.8)
U.S. and foreign losses with no tax benefit	2,038	8.8	1,756	6.0
U.S. restructuring and other U.S. unusual charges with no benefit	554	2.4	250	0.9
Valuation allowance changes	(7,049)	(30.3)	(747)	(2.6)
Establishment (resolution) of uncertain tax positions	(253)	(1.1)	18	0.1
Other	530	2.3	259	0.9
Total income tax expense (benefit)	$(913)	(3.9)%	$5,644	19.5%
The effective tax rate for the six months ended February 28, 2013 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate, realization of tax benefits due to changes in valuation allowances, and resolution of uncertain tax positions in various jurisdictions. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the net benefit recognized due to the change in valuation allowance and resolution of uncertain tax positions.
The effective tax rate for the six months ended February 29, 2012 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and the benefit recorded for the adjustment of valuation allowance. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
During the second quarter of fiscal 2013, the Company established a valuation allowance against the net operating loss deferred tax asset of its Brazilian entity due to the uncertainty in the realization of this asset. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.4 million.
Additionally, in the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reverse a valuation allowance against certain deferred tax assets in Germany. Due to German tax law changes enacted in the second quarter, it is now more-likely-than-not that the interest expense carryforward deferred tax asset will be realized resulting in the valuation allowance reversal.
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
Effective September 1, 2012, the masterbatch product family was split into two separate product families, custom performance colors and masterbatch solutions. In the first quarter of fiscal 2013, the goodwill related to the Company's historical masterbatch reporting units in EMEA and the Americas, prior to this split, was allocated to the custom performance colors and masterbatch solutions reporting units in the EMEA and Americas reporting segments based on relative fair value. As of February 28, 2013, goodwill exists in four of the Company's reporting units in EMEA (custom performance colors, masterbatch solutions, specialty powders, and distribution services) and four reporting units in the Americas (custom performance colors, masterbatch solutions, specialty powders, and engineered plastics).
Management concluded, based on the fiscal 2012 quantitative goodwill impairment analysis performed, that as of June 1, 2012, the fair value of the EMEA specialty powders reporting unit exceeded its carrying value by 10%. As of February 28, 2013, the Company's EMEA specialty powders reporting unit had goodwill of $17.4 million. A change in European macroeconomic conditions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for the EMEA specialty powders reporting unit, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill.
As of February 28, 2013, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash used in operations was $8.1 million and net cash provided from operations was $12.7 million for the six months ended February 28, 2013 and February 29, 2012, respectively. The decrease of $20.8 million in cash used in operations was primarily due to increased levels of working capital for the six months ended February 28, 2013 as compared to the prior year.
The Company’s cash and cash equivalents decreased $44.3 million from August 31, 2012. This decrease was driven primarily by the acquisition of ECM Plastics, Inc. for $36.4 million in cash consideration, expenditures for capital projects of $12.9 million, and dividend payments of $11.7 million. Combined, these three uses of cash and cash equivalents totaled $61.0 million, and were offset by increased net borrowings on revolving credit facilities of $14 million.

The Company’s approximate working capital days are summarized as follows:

	February 28, 2013	August 31, 2012	February 29, 2012
Days in receivables	56	52	58
Days in inventory	58	50	62
Days in payables	46	45	49
Total working capital days	68	57	71
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 28, 2013	August 31, 2012	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$79,696	$124,031	$(44,335)	(35.7)%
Working capital, excluding cash	$270,998	$217,018	$53,980	24.9%
Long-term debt	$190,894	$174,466	$16,428	9.4%
Total debt	$228,549	$209,877	$18,672	8.9%
Net debt*	$148,853	$85,846	$63,007	73.4%
Total A. Schulman, Inc.’s stockholders’ equity	$527,199	$501,396	$25,803	5.1%
* Total debt less cash and cash equivalents
As of February 28, 2013, 91% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 71% as of August 31, 2012. The increase was a result of the use of cash in the U.S. for the acquisition of ECM Plastics, Inc. The majority of the foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. The percentage of the Company's cash and cash equivalents held by foreign subsidiaries as of August 31, 2012 was impacted by an increase in the distribution of cash from current period earnings of the Company's European subsidiaries to the U.S.
Working capital, excluding cash, was $271.0 million as of February 28, 2013, an increase of $54.0 million from August 31, 2012. The primary reasons for the increase in working capital from August 31, 2012 included an increase of $28.2 million in accounts receivable and an increase of $31.0 million in inventory offset by increases in accounts payable and accrued liabilities of $4.5 million and $3.6 million, respectively. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $7.4 million, inventory by $6.4 million and accounts payable by $6.9 million. The acquisition of ECM Plastics, Inc. contributed $6.0 million, $6.2 million, and $2.2 million to the increases in accounts receivable, inventory and accounts payable, respectively. Inventory was further impacted as a result of increased tonnage to support the increased sales volume during the quarter.
Capital expenditures for the six months ended February 28, 2013 were $12.9 million compared with $19.2 million last year. Capital expenditures in the first half of fiscal 2013 primarily related to the regular and ongoing investment in the Company's manufacturing facilities.
In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement which provides for an aggregate revolving loan facility (the “Revolving Facility") not to exceed $300 million. For further discussion regarding the Company’s Revolving Facility, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. As of February 28, 2013, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of February 28, 2013. The Revolving Facility matures on January 7, 2016 and contains an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. As of February 28, 2013, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.7 million and borrowings of $131.0 million which is included in long-term debt in the Company’s consolidated balance sheet.

On March 1, 2006, the Company issued senior guaranteed notes (“Senior Notes”) in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Dollar Notes are classified as short-term debt in the Company's consolidated balance sheets as of February 28, 2013 and August 31, 2012. On March 1, 2013, the Company repaid its Dollar Notes upon maturity with existing capacity under the Revolving Facility.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €47.8 million, or $62.8 million, as of February 28, 2013. Repayment of the Euro Notes prior to maturity would cost approximately $9 million in early termination fees as of February 28, 2013.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of February 28, 2013, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of February 28, 2013.
Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
Below summarizes the Company’s available funds as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
	(In thousands)
Existing capacity:
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	57,733	48,098
Total gross available funds from credit lines and notes	$357,733	$348,098
Availability:
Credit Facility	$167,259	$181,299
Foreign uncollateralized short-term lines of credit	51,288	43,752
Total net available funds from credit lines and notes	$218,547	$225,051
Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $137.5 million and $121.3 million as of February 28, 2013 and August 31, 2012, respectively, and issued letters of credit of $1.7 million as of February 28, 2013 and August 31, 2012.
The Company was in a net debt position of $148.9 million and $85.8 million as of February 28, 2013 and August 31, 2012, respectively. The change of $63.1 million was a result of a decrease in cash and cash equivalents of $44.3 million and an increase in total debt of $18.7 million due to the acquisition of ECM Plastics, Inc., dividend payments, share repurchases, working capital needs and capital expenditures.
During the three and six months ended February 28, 2013, the Company declared and paid quarterly cash dividends of $0.195 and $0.39 per common share, respectively. The total amount of these dividends was $5.9 million and $11.7 million, respectively. Cash flow has been sufficient to fund the payment of these dividends.
On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008.
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

On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. The Company repurchased 20,089 shares of common stock during the first quarter of fiscal 2013 at an average price of $23.83 per share. The Company did not repurchase any shares of common stock during the second quarter of fiscal 2013. Shares valued at $64.2 million remained authorized for repurchase as of February 28, 2013.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty and Brazilian real, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the six months ended February 28, 2013 increased the accumulated other comprehensive income (loss) account by $9.8 million which was primarily the result of a 4.1% increase in the value of the Euro from 1.261 Euros to 1 U.S. dollar as of August 31, 2012 to 1.313 as of February 28, 2013.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
Excluding cash paid of $36.4 million for the acquisition of ECM Plastics, Inc. and $1.8 million for the settlement of the Company's uncertain tax position, as of February 28, 2013 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
The Company’s outstanding commercial commitments as of February 28, 2013 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2013.
Offer To Acquire Ferro Corporation
On March 4, 2013, the Company announced that it made a proposal to the Board of Directors of Ferro Corporation ("Ferro") to acquire all of the outstanding shares of Ferro common stock for per-share consideration of $6.50, representing an estimated total enterprise value of approximately $855 million including total indebtedness. The total enterprise value will vary based on Ferro's total debt value at closing of the proposed transaction. The offer represented a 25% premium over the closing price of Ferro common stock on March 1, 2013, and a 32% premium over the volume-weighted average trading price over the 60-days preceding March 1, 2013.
The Company's proposed offer price of $6.50 per share is comprised of an immediate cash payment of $3.25 for each Ferro share outstanding and $3.25 worth of A. Schulman common stock. When cost savings and synergies are fully implemented, the Company estimates annual savings of $35 million over and above the previously announced Ferro targets. Based on these additional savings, the Company believes that its offer presents the opportunity for significant future value to Ferro shareholders through the equity portion of the consideration. The Company's offer was based upon publicly available information about Ferro, and with greater visibility into Ferro's businesses, the Company expects its offer could be adjusted subject to customary due diligence.
Ferro's Board of Directors rejected the Company's offer and expressed their belief that Ferro should remain independent. The Company continues to engage Ferro's shareholders in an effort to enter into a mutually beneficial dialog with Ferro's Board of Directors.
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

•
effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions, joint ventures and restructuring initiatives, including any proposed combination with Ferro Corporation;

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
On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). The 2011 Repurchase Program replaces the Company’s previous share repurchase program which was approved in fiscal 2008.
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
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. The Company repurchased 20,089 shares of common stock during the first quarter of fiscal 2013 at an average price of $23.83 per share. The Company did not repurchase any shares of common stock during the second quarter of fiscal 2013. Shares valued at $64.2 million remained authorized for repurchase as of February 28, 2013.

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

10.1*	Form of 2013 Restricted Stock Unit Award Agreement for Foreign Employees (filed herewith)

10.2*	Notice of 2013 Restricted Stock Unit Award for Foreign Employees (filed herewith)

10.3*	Form of 2013 Restricted Stock Award Agreement for Employees (filed herewith)

10.4*	Notice of 2013 Restricted Stock Award for Employees (filed herewith)

10.5*	Form of 2013 Whole Share Award Agreement for Non-Employee Directors (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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
A. Schulman, Inc.
(Registrant)

/s/ Joseph J. Levanduski
Joseph J. Levanduski , Vice President, Chief Financial Officer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

Date:	April 8, 2013