Form 10-Q
period 2013-07-01
SCHULMAN A INC
filed 2013-07-01
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                     .
Commission File No. 0-7459
 ______________________________
A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)
 ______________________________

Delaware	34-0514850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3637 Ridgewood Road, Fairlawn, Ohio	44333
(Address of Principal Executive Offices)	(ZIP Code)
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
Number of shares of common stock, $1.00 par value, outstanding as of June 26, 2013 – 29,410,903

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosure about Market Risk	33
Item 4	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6	Exhibits	36
	SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	Unaudited (In thousands, except per share data)
Net sales	$548,589	$563,071	$1,596,114	$1,563,588
Cost of sales	475,766	487,016	1,391,113	1,354,718
Selling, general and administrative expenses	53,188	48,271	153,837	143,662
Restructuring expense	1,807	1,944	5,413	6,785
Asset impairment	1,121	2,586	1,619	2,586
Curtailment (gain) loss	—	(101)	333	(310)
Operating income	16,707	23,355	43,799	56,147
Interest expense	1,865	1,953	5,559	6,532
Interest income	(80)	(318)	(408)	(674)
Foreign currency transaction (gains) losses	139	(199)	676	410
Other (income) expense, net	(27)	(71)	(374)	(1,206)
Income from continuing operations before taxes	14,810	21,990	38,346	51,085
Provision (benefit) for U.S. and foreign income taxes	4,497	4,422	3,584	10,066
Income from continuing operations	10,313	17,568	34,762	41,019
Loss from discontinued operations, net of tax	(4,821)	(320)	(5,102)	(518)
Net income	5,492	17,248	29,660	40,501
Noncontrolling interests	(275)	(252)	(881)	(850)
Net income attributable to A. Schulman, Inc.	$5,217	$16,996	$28,779	$39,651

Weighted-average number of shares outstanding:
Basic	29,316	29,440	29,275	29,411
Diluted	29,477	29,569	29,421	29,585

Basic earnings per share of common stock attributable to A. Schulman, Inc.
Income from continuing operations	$0.34	$0.59	$1.16	$1.37
Loss from discontinued operations	(0.16)	(0.01)	(0.18)	(0.02)
Net income attributable to A. Schulman, Inc.	$0.18	$0.58	$0.98	$1.35

Diluted earnings per share of common stock attributable to A. Schulman, Inc.
Income from continuing operations	$0.34	$0.59	$1.15	$1.36
Loss from discontinued operations	(0.16)	(0.02)	(0.17)	(0.02)
Net income attributable to A. Schulman, Inc.	$0.18	$0.57	$0.98	$1.34

Cash dividends per common share	$0.195	$0.190	$0.585	$0.530

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	Unaudited (In thousands)
Net income	$5,492	$17,248	$29,660	$40,501
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(6,752)	(33,850)	3,081	(56,006)
Unrecognized net actuarial losses and prior service costs (credits), net of tax	112	(127)	1,007	(157)
Other comprehensive income (loss)	(6,640)	(33,977)	4,088	(56,163)
Comprehensive income (loss)	(1,148)	(16,729)	33,748	(15,662)
Less: comprehensive income (loss) attributable to noncontrolling interests	242	231	772	789
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(1,390)	$(16,960)	$32,976	$(16,451)

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	August 31, 2012
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$130,088	$124,031
Accounts receivable, less allowance for doubtful accounts of $10,222 at May 31, 2013 and $9,190 at August 31, 2012	322,872	304,698
Inventories, average cost or market, whichever is lower	272,744	247,222
Prepaid expenses and other current assets	46,081	32,403
Total current assets	771,785	708,354
Property, plant and equipment, at cost:
Land and improvements	27,666	28,739
Buildings and leasehold improvements	145,013	156,951
Machinery and equipment	348,597	363,811
Furniture and fixtures	38,174	39,404
Construction in progress	12,391	14,320
Gross property, plant and equipment	571,841	603,225
Accumulated depreciation and investment grants of $473 at May 31, 2013 and $579 at August 31, 2012	356,765	377,349
Net property, plant and equipment	215,076	225,876
Other assets:
Deferred charges and other noncurrent assets	53,683	41,146
Goodwill	138,187	128,353
Intangible assets, net	94,481	90,038
Total other assets	286,351	259,537
Total assets	$1,273,212	$1,193,767
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280,133	$248,069
U.S. and foreign income taxes payable	5,086	4,268
Accrued payroll, taxes and related benefits	40,003	42,275
Other accrued liabilities	47,576	37,282
Short-term debt	7,213	35,411
Total current liabilities	380,011	367,305
Long-term debt	221,017	174,466
Pension plans	96,671	92,581
Other long-term liabilities	26,758	29,324
Deferred income taxes	21,223	22,402
Total liabilities	745,680	686,078
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,096 shares at May 31, 2013 and 47,958 shares at August 31, 2012	48,096	47,958
Additional paid-in capital	263,336	259,253
Accumulated other comprehensive income (loss)	(1,724)	(5,921)
Retained earnings	582,671	571,205
Treasury stock, at cost, 18,683 shares at May 31, 2013 and 18,649 shares at August 31, 2012	(371,912)	(371,099)
Total A. Schulman, Inc.’s stockholders’ equity	520,467	501,396
Noncontrolling interests	7,065	6,293
Total equity	527,532	507,689
Total liabilities and equity	$1,273,212	$1,193,767

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2013	2012
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$29,660	$40,501
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	22,489	21,860
Amortization	8,665	6,937
Deferred tax provision	(8,879)	(7,414)
Pension, postretirement benefits and other deferred compensation	6,465	4,327
Asset impairment	5,619	2,586
Curtailment (gain) loss	333	(310)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,123)	(6,501)
Inventories	(18,841)	(31,161)
Accounts payable	27,092	16,726
Income taxes	(1,157)	(6,123)
Accrued payroll and other accrued liabilities	2,034	(11,305)
Other assets and long-term liabilities	(7,780)	4,380
Net cash provided from (used in) operating activities	52,577	34,503
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(20,518)	(27,505)
Proceeds from the sale of assets	11,745	1,255
Business acquisitions, net of cash acquired	(36,360)	(64,918)
Net cash provided from (used in) investing activities	(45,133)	(91,168)
Financing from continuing and discontinued operations:
Cash dividends paid	(17,313)	(15,352)
Increase (decrease) in short-term debt	(28,086)	(5,623)
Borrowings on revolving credit facilities	133,950	166,830
Repayments on revolving credit facilities	(85,950)	(139,769)
Borrowings on long-term debt	147	130
Repayments on long-term debt	(3,291)	(3,512)
Cash distributions to noncontrolling interests	—	(580)
Issuances of stock, common and treasury	1,469	1,079
Redemptions of common stock	(397)	(375)
Purchases of treasury stock	(1,021)	(21,474)
Net cash provided from (used in) financing activities	(492)	(18,646)
Effect of exchange rate changes on cash	(895)	(10,989)
Net increase (decrease) in cash and cash equivalents	6,057	(86,300)
Cash and cash equivalents at beginning of period	124,031	155,753
Cash and cash equivalents at end of period	$130,088	$69,453

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
The results of operations for the three and nine months ended May 31, 2013 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2013.
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
Other Business Transactions
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
On May 28, 2013, the Company announced that it had reached an agreement in principle to purchase Network Polymers, Inc., a U.S. niche engineered plastics compounding business, for approximately $50 million. The transaction is expected to close in early fiscal 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company is as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2012	$68,540	$59,813	$128,353
Acquisitions	—	9,329	9,329
Translation and other	650	(145)	505
Balance as of May 31, 2013	$69,190	$68,997	$138,187
The increase in goodwill from August 31, 2012 is due to the acquisition of ECM Plastics, Inc. in the first quarter of fiscal 2013. Goodwill associated with this transaction is deductible for income tax purposes.
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company completed its annual impairment review of goodwill as of June 1, 2012 and noted no impairment. The fair value used in the analysis was established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of May 31, 2013.
The following table summarizes intangible assets with determinable useful lives by major category:

	May 31, 2013			August 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$85,482	$(17,934)	$67,548	$74,039	$(13,263)	$60,776
Developed technology	19,487	(4,683)	14,804	19,189	(3,258)	15,931
Registered trademarks and tradenames	15,943	(3,814)	12,129	16,344	(3,013)	13,331
Total finite-lived intangible assets	$120,912	$(26,431)	$94,481	$109,572	$(19,534)	$90,038
The increase in intangible assets from August 31, 2012 is due to the previously discussed acquisition of ECM Plastics, Inc. Amortization expense of intangible assets was $2.6 million and $7.8 million for the three and nine months ended May 31, 2013, respectively, and $2.1 million and $5.9 million for the three and nine months ended May 31, 2012, respectively.

(4)	FAIR VALUE MEASUREMENT
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2013, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value:

	May 31, 2013				August 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$62	$—	$62	$—	$92	$—	$92	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$227	$—	$227	$—	$69	$—	$69	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$62,752	$—	$62,752	$—	$65,210	$—	$65,210	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $73.3 million and $43.0 million as of May 31, 2013 and August 31, 2012, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with credit-worthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2013 and August 31, 2012.
Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of May 31, 2013 and August 31, 2012, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $58.9 million and $60.3 million, respectively.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. During the first and third quarters of fiscal 2013, the Company remeasured the carrying value of certain facilities to fair value using comparable prices for similar assets in conjunction with restructuring initiatives. For further discussion on asset impairments, refer to Note 12 of this Form 10-Q.
There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	INCOME TAXES
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2013 and 2012 is as follows:

	Three months ended		Three months ended
	May 31, 2013		May 31, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$5,183	35.0%	$7,697	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,285)	(22.2)	(4,146)	(18.9)
U.S. and foreign losses with no tax benefit	1,919	13.0	375	1.7
U.S. restructuring and other U.S. unusual charges with no benefit	479	3.2	392	1.8
Valuation allowance changes	—	—	(1,633)	(7.4)
Establishment (resolution) of uncertain tax positions	36	0.2	1,674	7.6
Other	165	1.1	63	0.3
Total income tax expense (benefit)	$4,497	30.3%	$4,422	20.1%
The effective tax rates for the three months ended May 31, 2013 and 2012 are less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the increase in the amount of U.S. and certain foreign losses with no tax benefits.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2013 and 2012 is as follows:

	Nine months ended		Nine months ended
	May 31, 2013		May 31, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$13,421	35.0%	$17,880	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(8,711)	(22.7)	(10,062)	(19.7)
U.S. and foreign losses with no tax benefit	4,411	11.5	1,971	3.9
U.S. restructuring and other U.S. unusual charges with no benefit	1,033	2.7	641	1.3
Valuation allowance changes	(7,049)	(18.4)	(2,380)	(4.7)
Establishment (resolution) of uncertain tax positions	(217)	(0.6)	1,692	3.3
Other	696	1.8	324	0.6
Total income tax expense (benefit)	$3,584	9.3%	$10,066	19.7%
The effective tax rate for the nine months ended May 31, 2013 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate, realization of tax benefits due to changes in valuation allowances, and resolution of uncertain tax positions in various jurisdictions. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the net benefit recognized due to the change in valuation allowance and the increase in the amount of U.S. and certain foreign losses with no tax benefits.
The effective tax rate for the nine months ended May 31, 2012 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and the benefit recorded for the adjustment of valuation allowance. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses and establishment of uncertain tax positions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of fiscal 2013, the Company established a valuation allowance against the net operating loss deferred tax asset of its Brazilian entity due to the uncertainty in the realization of this asset. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.4 million.
During the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reverse a valuation allowance against certain deferred tax assets in Germany. Due to German tax law changes enacted in the second quarter, it is now more likely than not that the interest expense carryforward deferred tax asset will be realized resulting in the valuation allowance reversal.
As of May 31, 2013, the Company's gross unrecognized tax benefits totaled $4.9 million. If recognized, $3.7 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2013, the Company had $0.6 million of accrued interest and penalties on unrecognized tax benefits.
During the second quarter of fiscal 2013, the Company recorded a reduction of unrecognized tax benefits of $1.8 million related to the settlement of a local tax examination in a foreign jurisdiction during the period.
The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2010 onward and in Belgium from fiscal 2012 onward. The Company is open to potential examinations from fiscal 2007 onward for most other foreign jurisdictions.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

(6)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
Defined benefit pension plans:
Service cost	$968	$707	$2,922	$2,163
Interest cost	1,194	1,290	3,617	3,919
Expected return on plan assets	(363)	(325)	(1,116)	(971)
Actuarial loss and amortization of prior service cost, net	369	115	1,117	345
Recognized gain due to plan curtailment	—	(101)	—	(310)
Contractual termination benefits	—	—	—	79
Net periodic pension benefit cost	$2,168	$1,686	$6,540	$5,225

Other postretirement benefit plan:
Service cost	$3	$7	$11	$21
Interest cost	111	152	338	455
Actuarial loss and amortization of prior service cost (credit), net	(135)	(140)	(405)	(420)
Recognized loss due to plan curtailment	—	—	333	—
Net periodic postretirement benefit cost (credit)	$(21)	$19	$277	$56

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the nine months ended May 31, 2013 is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2012	$47,958	$259,253	$(5,921)	$571,205	$(371,099)	$6,293	$507,689
Comprehensive income (loss)			4,197	28,779		772	33,748
Cash dividends paid, $0.585 per share				(17,313)			(17,313)
Purchase of treasury stock					(1,021)		(1,021)
Issuance of treasury stock		74			208		282
Stock options exercised	64	1,123					1,187
Restricted stock issued, net of forfeitures	96	(96)					—
Redemption of common stock to cover tax withholdings	(22)	(375)					(397)
Amortization of restricted stock		3,357					3,357
Balance as of May 31, 2013	$48,096	$263,336	$(1,724)	$582,671	$(371,912)	$7,065	$527,532

(8)	LONG-TERM INCENTIVE COMPENSATION PLANS
For a discussion of the Company's incentive stock plans and employee stock purchase plan, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012. As of May 31, 2013, there were 413,159 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan and 393,415 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan.

Restricted stock awards under the Company's 2006 and 2010 plans earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, the Company grants awards with market and performance vesting conditions. The following table summarizes the activity of time-based and performance-based restricted stock awards for the nine months ended May 31, 2013.

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2012	118,395	1,010,743	$22.15	$16.90
Granted	56,788	339,012	$29.23	$26.02
Vested	(34,505)	(7,210)	$21.84	$14.03
Forfeited	(3,865)	(238,040)	$22.32	$18.44
Outstanding at May 31, 2013	136,813	1,104,505	$25.16	$19.39

Restrictions on the time-based restricted stock awards lapse at the end of a three-year period, and the awards were valued at the fair market value on the date of grant. Time-based awards earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the nine months ended May 31, 2013 and 2012 were $29.23 and $22.64 per share, respectively.

Performance-based awards vest based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of May 31, 2013 are 518,352 performance-based awards which earn dividends throughout the vesting period, and the remaining performance-based awards which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance-based awards.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The performance-based awards in the table above include 546,646 shares that are valued based upon a Monte Carlo valuation model. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value using a Monte Carlo valuation model. The awards granted prior to fiscal 2013 were accounted for as equity awards with market conditions given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards granted in fiscal 2013 provide recipients an option to receive cash or shares of common stock upon vesting. As such, the fiscal 2013 awards were accounted for as liability awards with a market condition, and the Company will measure these awards at fair value on a quarterly basis over the service period. As of May 31, 2013, the awards granted in fiscal 2013 were remeasured which resulted in a minimal adjustment to fair value.

The fair value of the performance-based awards granted during fiscal 2013 was estimated using a Monte Carlo valuation model using the following assumptions as of May 31, 2013:

Expected volatility	37.00%
Risk-free interest rate	0.50%
Correlation	58.00%

The expected volatility assumption was calculated using a historical range to correlate with the award’s vesting period. The Company used the daily volatility for each company in the peer group to determine a reasonable assumption for the valuation. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. In using the Monte Carlo valuation model with this type of grant, a correlation rate of the Company’s stock price and each of the peer companies is calculated. The Company determined a correlation percentage based on all correlation rates.

The fair value of the remaining 557,859 performance-based awards in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") in relation to an internal targeted ROIC over a three-year period.

The weighted-average grant date fair value of the performance-based awards granted during the nine months ended May 31, 2013 and 2012 was $26.02 and $17.71 per share, respectively.

A summary of stock option activity for the nine months ended May 31, 2013 is as follows:

	Outstanding Shares Under Option	Weighted- Average Exercise Price
Outstanding at August 31, 2012	86,955	$18.61
Granted	—	$—
Exercised	(63,452)	$18.70
Forfeited and expired	(3,500)	$13.99
Outstanding at May 31, 2013	20,003	$19.14
Exercisable at May 31, 2013	20,003	$19.14

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of May 31, 2013 was $0.2 million with a remaining term for options outstanding and exercisable of 1.8 years. The total intrinsic value of options exercised for the nine months ended May 31, 2013 was $0.6 million. All outstanding and exercisable stock options are fully vested as of May 31, 2013. The Company did not grant stock options in fiscal years 2013 or 2012.

Total unrecognized compensation cost, including a provision for forfeitures, related to nonvested stock-based compensation arrangements as of May 31, 2013 was $9.5 million. This cost is expected to be recognized over a weighted-average period of 1.7 years.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had minimal and $1.5 million of cash-based liability awards outstanding as of May 31, 2013 and August 31, 2012, respectively. These awards were granted to certain employees and included terms similar to the Company's previously discussed restricted stock awards. The Company recorded a liability for these cash-based awards equal to the amount of the award vested to date and adjusted the performance-based awards based on expected payout.

In January 2013, the Company granted non-employee directors 27,860 shares of unrestricted common stock. The Company recorded compensation expense for this grant of $0.9 million for the nine months ended May 31, 2013.

The following table summarizes the impact to the Company’s consolidated statements of operations from long-term incentive compensation plans for the three and nine months ended May 31, 2013 and 2012, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
Time-based awards and performance-based awards	$900	$1,106	$2,647	$2,717
Board of Directors unrestricted awards	—	—	850	845
Cash-based awards	19	(54)	76	53
Total long-term incentive compensation	$919	$1,052	$3,573	$3,615

(9)	EARNINGS PER SHARE
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
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
Weighted-average shares outstanding:
Basic	29,316	29,440	29,275	29,411
Incremental shares from equity awards	161	129	146	174
Diluted	29,477	29,569	29,421	29,585

(10)	SEGMENT INFORMATION
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
EMEA	$362,847	$383,852	$1,056,533	$1,069,304
Americas	152,535	147,059	446,314	404,685
APAC	33,207	32,160	93,267	89,599
Total net sales to unaffiliated customers	$548,589	$563,071	$1,596,114	$1,563,588
Below the Company presents gross profit by segment:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
EMEA	$47,669	$49,612	$130,701	$133,926
Americas	19,796	21,273	59,272	60,796
APAC	5,679	5,250	16,169	14,825
Total segment gross profit	73,144	76,135	206,142	209,547
Inventory step-up	—	(80)	(138)	(677)
Accelerated depreciation and restructuring related	(321)	—	(1,003)	—
Total gross profit	$72,823	$76,055	$205,001	$208,870
Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
EMEA	$20,222	$23,413	$47,888	$57,953
Americas	5,340	7,869	18,977	19,323
APAC	2,738	2,969	8,231	8,242
Total segment operating income	28,300	34,251	75,096	85,518
Corporate and other	(6,192)	(6,195)	(19,651)	(18,567)
Total operating income before certain items	22,108	28,056	55,445	66,951
Costs related to acquisitions	(849)	(192)	(1,837)	(1,066)
Restructuring related	(3,166)	(1,944)	(6,772)	(6,785)
Accelerated depreciation	(265)	—	(947)	—
Asset impairment	(1,121)	(2,586)	(1,619)	(2,586)
Curtailment gain (loss)	—	101	(333)	310
Inventory step-up	—	(80)	(138)	(677)
Operating income	16,707	23,355	43,799	56,147
Interest expense, net	(1,785)	(1,635)	(5,151)	(5,858)
Foreign currency transaction gains (losses)	(139)	199	(676)	(410)
Other income (expense), net	27	71	374	1,206
Income from continuing operations before taxes	$14,810	$21,990	$38,346	$51,085

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2013		2012
	(In thousands, except for %'s)
Custom performance colors	$42,967	8%	$38,400	7%
Masterbatch solutions	187,661	35	203,646	36
Engineered plastics	144,728	26	141,214	25
Specialty powders	84,080	15	86,369	15
Distribution services	89,153	16	93,442	17
Total consolidated net sales	$548,589	100%	$563,071	100%

	Nine months ended May 31,
	2013		2012
	(In thousands, except for %'s)
Custom performance colors	$121,913	8%	$93,912	6%
Masterbatch solutions	558,645	35	559,119	36
Engineered plastics	413,568	26	409,459	26
Specialty powders	229,481	14	238,263	15
Distribution services	272,507	17	262,835	17
Total consolidated net sales	$1,596,114	100%	$1,563,588	100%

(11)	RESTRUCTURING
Fiscal 2013 Restructuring Plans
Brazil Consolidation Plan
In the second quarter of fiscal 2013, the Company initiated restructuring activities to consolidate its two existing leased manufacturing facilities in the State of Sao Paulo, Brazil into a single new leased manufacturing facility in Brazil. Manufacturing activities at the existing two facilities will be relocated by the end of the first quarter of fiscal 2014 to the new facility. The Company offered eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in the third quarter of fiscal 2013. Partially offsetting this reduction of headcount will be the addition of approximately 35 associates at the Company's new Brazil manufacturing facility including associate transfers and new hires. During the three and nine months ended May 31, 2013, the Company recorded $0.3 million and $0.6 million of pretax employee-related restructuring costs, respectively. Additionally, the Company recorded $0.3 million and $0.6 million of accelerated depreciation included in cost of sales during the three and nine months ended May 31, 2013, respectively. The Company expects to recognize additional pretax employee-related and other cash charges of approximately $1.0 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
EMEA Reorganization Plan
During fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and needs in the challenging economic environment in Europe. As part of this restructuring, the EMEA regional team plans to reduce headcount by approximately 50, half of the reductions occurred during the nine months ended May 31, 2013 and the remaining reductions are expected to occur in the fourth quarter of fiscal 2013. The Company recorded $1.3 million and $3.7 million of pretax employee-related restructuring costs during the three and nine months ended May 31, 2013, respectively. As of May 31, 2013, the Company has a balance of $1.4 million accrued for employee-related costs related to this plan. The Company expects to recognize additional pretax employee-related cash charges of approximately $2.1 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through the second quarter of fiscal 2016 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bellevue, Ohio Facility Plan
In the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded no charges during the three months ended May 31, 2013 and $0.3 million of pretax employee-related costs and other restructuring expenses during the nine months ended May 31, 2013. Additionally, the Company recorded $0.4 million of accelerated depreciation associated with this plan during the first nine months of fiscal 2013. As of May 31, 2013, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company anticipates recognizing approximately $1.0 million of other pretax restructuring expenses during the remainder of fiscal 2013 and into fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2012 Restructuring Plans
Masterbatch Reorganization Plan
In August 2012, the Company conducted an extensive evaluation of its three regional segments and specifically focused on each region's masterbatch product family. As a result of this evaluation, the Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Therefore, within each regional segment, effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As part of this plan, the Company reduced headcount in the EMEA and APAC segments in the fourth quarter of fiscal 2012. The Company recorded minimal charges related to this plan during fiscal 2013. As of May 31, 2013, the Company has a balance of $1.9 million accrued primarily related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
EMEA Operations and Back-Office Plan
In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded minimal charges during the three months ended May 31, 2013 and $0.3 million of pretax employee-related restructuring costs during the nine months ended May 31, 2013. The Company recorded $0.7 million and $4.6 million of pretax employee-related restructuring costs during the three and nine months ended May 31, 2012, respectively. As of May 31, 2013, the Company has a balance of $0.3 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related charges related to this plan during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
Fiscal 2011 Restructuring Plan
Americas Engineered Plastics Plan
On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move production to existing facilities in order to optimize the use of capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and the Company reduced headcount by approximately 70, with the majority of the reductions occurring in the second quarter of fiscal 2012. The Company recorded minimal charges during the nine months ended May 31, 2013, and $0.9 million and $1.4 million of pretax employee-related restructuring expense during the three and nine months ended May 31, 2012, respectively. As of May 31, 2013, the Company has a balance of $0.2 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2013 as the plan is completed. During the third quarter of fiscal 2013, the Company sold the Nashville, Tennessee facility which resulted in a minimal impact on the Company's consolidated financial results.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Restructuring Summary
The following table summarizes the activity during fiscal 2013 related to the Company’s restructuring plans:

	Accrual Balance August 31, 2012	Fiscal 2013 Charges	Fiscal 2013 Paid	Accrual Balance May 31, 2013
	(In thousands)
Employee-related costs	$3,524	$4,362	$(3,658)	$4,228
Other costs	381	1,051	(997)	435
Translation effect	(539)	—	—	(593)
Total	$3,366	$5,413	$(4,655)	$4,070
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(In thousands)
EMEA	$1,373	$1,076	$4,068	$5,422
Americas	434	868	1,165	1,363
APAC	—	—	180	—
Total restructuring expense	$1,807	$1,944	$5,413	$6,785

(12)	ASSET IMPAIRMENTS
The Company recorded $0.5 million in asset impairments during the first quarter of fiscal 2013 primarily related to the remeasurement of the carrying value of its facility in Oyonnax, France at estimated fair value of $0.7 million, which is held for sale. The disposal value of real estate was determined as the estimated sales value of the assets less the estimated costs to sell based on information provided by a third-party real estate valuation source using the market approach.
During the third quarter of fiscal 2013, the Company remeasured the carrying value of its facility in Verolanuova, Italy at estimated fair value of $1.6 million using comparable prices for similar facilities provided by a third-party real estate valuation source using the market approach. As a result, the Company recorded a pretax impairment charge of $1.1 million. In addition, the Company recorded a pretax impairment charge of $2.4 million during the third quarter of fiscal 2012 related to the Verolanuova, Italy facility.
Refer to Note 16 of this Form 10-Q for the discussion on impairment charges included in discontinued operations.

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
Excluding cash paid of $36.4 million for the acquisition of ECM Plastics, Inc. and $1.8 million for the settlement of the Company's uncertain tax position, as of May 31, 2013 there were no material changes to the Company’s future contractual

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

obligations as previously reported in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

(14)	SHARE REPURCHASE PROGRAM
The Company repurchased 23,407 shares of common stock during the third quarter of fiscal 2013 at an average price of $25.75 per share. For the nine months ended May 31, 2013, the Company repurchased 43,496 shares of common stock at an average price of $24.86 per share. Shares valued at $63.6 million remain authorized for repurchase as of May 31, 2013. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

(16)	DISCONTINUED OPERATIONS
In May 2013, the Company announced plans to sell its rotational compounding business in Australia. The Company expects to complete the transaction within twelve months. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and have been reclassified to discontinued operations for all of the periods presented. Additionally, the assets and liabilities of this business are classified as held for sale in the Company's consolidated balance sheet as of May 31, 2013 and are included in prepaid expenses and other current assets and other accrued liabilities, respectively.
The following summarizes select financial information included in net earnings from discontinued operations:

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
	(In thousands)
Net sales	$7,685	$6,036	$23,081	$18,719

Loss from discontinued operations, net of tax	$4,821	$320	$5,102	$518
The results for the three and nine months ended May 31, 2013 include an impairment charge of $4.0 million which represented the difference between the estimated fair market value and the carrying value of the net assets. The estimated fair value was determined based on expected sale price.
Income taxes were minimal for all periods presented. Additionally, assets and liabilities of discontinued operations were not considered significant.

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
Throughout this MD&A, the Company provides operating results exclusive of certain items such as costs related to acquisitions, restructuring related expenses and asset write-downs, as these costs are not indicative of the Company's ongoing core operations. The operating results presented in this manner are considered relevant to aid analysis and understanding of the Company’s results and business trends.
Key Trends, Developments and Challenges
We continue the execution of our growth strategy, which is a set of initiatives aimed at increasing our ability to leverage our innovative products into different geographic markets, explore adjacent markets and applications, and continually improve the profitability of the Company's product mix.
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

•
Innovation Centers. We have two Innovation Centers in Mexico and Germany which promote collaborative partnerships between A. Schulman and our customers, suppliers and other technical organizations. These Innovation Centers enable us to undertake research and development activities that align our technical and product development capabilities with the emerging needs of our customers and end markets.

•
Adjacent Markets. While we remain a leader in markets such as packaging and niche automotive, we are committed to identifying and pursuing adjacent markets, such as personal care and cosmetics, for our products that have sustainable growth opportunities.

•
Purchasing and Pricing. We pursue opportunities to continue our savings on purchasing and to optimize pricing strategies and vendor payment terms. We continue to leverage our global volume base to enhance savings and are searching for alternate sourcing from the Middle East and Asia.

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
Fiscal Year 2013 Significant Events
In addition to the items discussed above, the following items represent significant events during fiscal year 2013:

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

3.
Announced Agreement with Network Polymers, Inc. On May 28, 2013, the Company announced that it had reached an agreement in principle to purchase Network Polymers, Inc., a U.S. niche engineered plastics compounding business, for approximately $50 million. The transaction is expected to close in early fiscal 2014.

4.
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

5.
Fiscal 2013 Restructuring. In November 2012, the Company finalized the sale of its Bellevue, Ohio facility to continue its focus on higher-value technical products. This sale marked the completion of a transformation away from legacy plants that primarily served the volume automotive market. During the first nine months of fiscal 2013, the Company executed restructuring plans in the EMEA region in response to the current economic climate. Furthermore, in the second quarter of fiscal 2013, the Company initiated restructuring activities to consolidate its existing two leased manufacturing facilities in Brazil into a single new leased manufacturing facility also in Brazil.

6.
Global ROIC Initiative. During the first quarter of fiscal 2013, the Company introduced a global initiative to improve return on invested capital ("ROIC") by better understanding the components of ROIC through trainings and simulations. This will enable our associates to drive increased returns in their everyday responsibilities.

7.
Global ERP Project. In July 2012, the Company announced it would be converging all of its information systems to a common Enterprise Resource Planning ("ERP") system which will provide for common business practices and enhanced global operational visibility. This ERP conversion project will be conducted in a phased approach which will take several years to complete. The Company is currently in the process mapping and design stage.

8.
Marketing Initiatives. During fiscal 2013, the Company continues to align its markets with megatrends, high value segments and adjacent markets. The Company is also upgrading its global strategic pricing tools to ensure the Company is obtaining maximum value for both its products and services. In the third quarter of fiscal 2013, the Company held its second annual internal global Growth Summit meeting in order to promote cross regional and business unit collaboration.

9.
Offer To Acquire Ferro Corporation. On March 4, 2013, the Company announced that it made a proposal to the Board of Directors of Ferro Corporation ("Ferro") to acquire all of the outstanding shares of Ferro common stock. Ferro rejected the offer on February 26, 2013 and the offer expired.

10.
Sale of Australia Business. On May 28, 2013, the Company announced plans to sell its rotational compounding business in Brisbane, Australia. The Company expects to complete the transaction within twelve months. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and are now reported as discontinued operations for all periods presented.

Results of Operations
Segment Information

	Three months ended May 31,
					Favorable (unfavorable)
EMEA	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$362,847	$383,852	$(21,005)	(5.5)%	$(2,863)	(4.7)%
Gross profit	$47,669	$49,612	$(1,943)	(3.9)%	$(354)	(3.2)%
Operating income	$20,222	$23,413	$(3,191)	(13.6)%	$(209)	(12.7)%
Pounds sold	303,662	309,200	(5,538)	(1.8)%
Price per pound	$1.195	$1.241	$(0.046)	(3.7)%	$(0.009)	(3.0)%
Gross profit percentage	13.1%	12.9%
Operating income per pound	$0.067	$0.076	$(0.009)	(11.8)%	$—	(11.8)%
Three months ended May 31, 2013
EMEA net sales for the three months ended May 31, 2013 were $362.8 million, a decrease of $21.0 million, or 5.5%, compared with the prior-year period. Foreign currency translation negatively impacted net sales by $2.9 million. Price per pound decreased 3.7% to $1.195 per pound across nearly all product families as a result of increased competition, primarily in the distribution services and specialty powders product families. As customer demand decreased, volume declined 1.8% in all product families with the exception of the custom performance colors and masterbatch solutions product families.
EMEA gross profit was $47.7 million for the three months ended May 31, 2013, a decrease of $1.9 million compared with the same prior-year period. Foreign currency translation negatively impacted gross profit by $0.4 million. The effective use of substitute raw materials in the custom performance colors and masterbatch solutions product families was more than offset by the challenging economic environment in Europe.
EMEA operating income for the three months ended May 31, 2013 was $20.2 million, a decrease of $3.2 million compared with the same period last year. Foreign currency translation negatively impacted EMEA operating income by $0.2 million. The decrease in operating income was primarily due to the aforementioned decrease in gross profit and a $1.3 million increase in selling, general and administrative ("SG&A") expenses. The increase in SG&A expense was primarily driven by pension expense of $0.5 million, and non-restructuring severance charges of $0.3 million.

	Nine months ended May 31,
					Favorable (unfavorable)
EMEA	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$1,056,533	$1,069,304	$(12,771)	(1.2)%	$(13,528)	0.1%
Gross profit	$130,701	$133,926	$(3,225)	(2.4)%	$(1,740)	(1.1)%
Operating income	$47,888	$57,953	$(10,065)	(17.4)%	$(692)	(16.2)%
Pounds sold	875,393	882,292	(6,899)	(0.8)%
Price per pound	$1.207	$1.212	$(0.005)	(0.4)%	$(0.015)	0.9%
Gross profit percentage	12.4%	12.5%
Operating income per pound	$0.055	$0.066	$(0.011)	(16.7)%	$—	(16.7)%

Nine months ended May 31, 2013
EMEA net sales for the nine months ended May 31, 2013 were $1,056.5 million, a decrease of $12.8 million, or 1.2%, compared with the prior-year period. Excluding the negative impact of foreign currency translation of $13.5 million, net sales increased $0.7 million which includes $15.8 million and 4.9 million pounds in incremental net sales and volume, respectively, from the fiscal 2012 acquisition of Elian. The decrease in price per pound was primarily in the masterbatch solutions and engineered plastics product families. Volume declined 0.8% primarily in the specialty powders and engineered plastics product families as customer demand decreased.
EMEA gross profit was $130.7 million for the nine months ended May 31, 2013, a decrease of $3.2 million compared with the same nine-month period last year. The positive contribution of the Elian acquisition was more than offset by the challenging economic environment in Europe and the adverse impact of foreign currency translation of $1.7 million.
EMEA operating income for the nine months ended May 31, 2013 was $47.9 million, a decrease of $10.1 million compared with the same nine-month period last year. The decrease in operating income was primarily due to the aforementioned decrease in gross profit and a $6.9 million increase in SG&A expenses. The increase in SG&A expense was primarily driven by increased compensation and benefits expense of $2.4 million, excluding Elian, which includes increased pension expense and annual government regulated compensation increases. SG&A expense was also impacted by increased bad debt expense of $1.3 million, increased information technology expense of $0.7 million, and incremental expenses from Elian. These expenses were partially offset by the successful restructuring initiatives and a favorable impact of $1.0 million from foreign currency translation. Operating income per pound decreased 16.7% to $0.055 per pound primarily due to the aforementioned economic environment in Europe and increased SG&A expenses, while foreign currency translation adversely impacted EMEA operating income by $0.7 million.

	Three months ended May 31,
					Favorable (unfavorable)
Americas	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$152,535	$147,059	$5,476	3.7%	$623	3.3%
Gross profit	$19,796	$21,273	$(1,477)	(6.9)%	$184	(7.8)%
Operating income	$5,340	$7,869	$(2,529)	(32.1)%	$181	(34.4)%
Pounds sold	162,411	155,705	6,706	4.3%
Price per pound	$0.939	$0.944	$(0.005)	(0.5)%	$0.004	(0.9)%
Gross profit percentage	13.0%	14.5%
Operating income per pound	$0.033	$0.051	$(0.018)	(35.3)%	$0.001	(37.3)%
Three months ended May 31, 2013
Net sales for the Americas for the three months ended May 31, 2013 were $152.5 million, an increase of $5.5 million or 3.7% compared with the prior-year period. Incremental net sales and volume from the ECM Plastics, Inc. acquisition were $9.8 million and 8.5 million pounds during the third quarter of fiscal 2013, respectively. Excluding the impact of ECM Plastics, Inc., net sales declined primarily due to reduced volume in the engineered plastics and masterbatch solutions product families. Foreign currency translation favorably impacted net sales by $0.6 million.
Gross profit for the Americas was $19.8 million for the three months ended May 31, 2013, a decrease of $1.5 million from the comparable period last year. The decrease in gross profit of 6.9% was primarily due to the unfavorable mix in the specialty powders product family combined with increased costs in Mexico due to anticipated improvement in local market demand that did not materialize. Additionally, the Company increased capacity in Mexico to serve the shortfall in production caused by the Brazilian facility consolidation. This was partially offset by the positive contribution of ECM Plastics, Inc.
Operating income for the Americas for the three months ended May 31, 2013 was $5.3 million compared with $7.9 million last year. Operating income decreased primarily due to the previously discussed decrease in gross profit and $1.1 million increase in SG&A expenses. The increase in SG&A expenses was primarily due to bad debt expense of $0.4 million during the third quarter of fiscal 2013 and incremental expenses from ECM Plastics, Inc. of $1.0 million, partially offset by the successful restructuring initiatives and cost control efforts.

	Nine months ended May 31,
					Favorable (unfavorable)
Americas	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$446,314	$404,685	$41,629	10.3%	$(687)	10.5%
Gross profit	$59,272	$60,796	$(1,524)	(2.5)%	$41	(2.6)%
Operating income	$18,977	$19,323	$(346)	(1.8)%	$471	(4.2)%
Pounds sold	479,060	439,415	39,645	9.0%
Price per pound	$0.932	$0.921	$0.011	1.2%	$(0.001)	1.3%
Gross profit percentage	13.3%	15.0%
Operating income per pound	$0.040	$0.044	$(0.004)	(9.1)%	$0.001	(11.4)%
Nine months ended May 31, 2013
Net sales for the Americas for the nine months ended May 31, 2013 were $446.3 million, an increase of $41.6 million or 10.3% compared with the prior-year period. Incremental net sales and volume from the ECM Plastics, Inc. acquisition were $27.7 million and 24.7 million pounds during the nine months ended May 31, 2013, respectively. Excluding the impact of ECM Plastics, Inc., net sales increased $13.9 million across all product families. Foreign currency translation negatively impacted net sales by $0.7 million.
Gross profit for the Americas was $59.3 million for the nine months ended May 31, 2013, a decrease of $1.5 million from the comparable period last year. The positive contribution of volume improvement and the ECM Plastics, Inc. acquisition was offset by an unfavorable mix in the specialty powders product family and increased costs in Mexico as previously discussed.
Operating income for the Americas for the nine months ended May 31, 2013 was $19.0 million compared with $19.3 million last year. Operating income decreased as a result of the aforementioned decrease in gross profit, offset primarily by the favorable impact of $0.5 million from foreign currency translation and a $1.2 million decrease in SG&A expenses. The decrease in SG&A expenses was primarily due to successful restructuring initiatives and cost control efforts combined with reduced incentive compensation expense of $0.7 million, partially offset by increased bad debt expense of $0.4 million and the incremental expenses from ECM Plastics, Inc.

	Three months ended May 31,
					Favorable (unfavorable)
APAC	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$33,207	$32,160	$1,047	3.3%	$297	2.3%
Gross profit	$5,679	$5,250	$429	8.2%	$57	7.1%
Operating income	$2,738	$2,969	$(231)	(7.8)%	$43	(9.2)%
Pounds sold	24,805	27,548	(2,743)	(10.0)%
Price per pound	$1.339	$1.167	$0.172	14.7%	$0.012	13.7%
Gross profit percentage	17.1%	16.3%
Operating income per pound	$0.110	$0.108	$0.002	1.9%	$0.001	0.9%
Three months ended May 31, 2013
Net sales for APAC for the three months ended May 31, 2013 were $33.2 million, an increase of $1.0 million compared with the same prior-year period primarily due to increased price per pound across all product families, which more than offset the decreased volume in the masterbatch solutions product family.
Gross profit for APAC for the three months ended May 31, 2013 was $5.7 million, an increase of 8.2% compared with the prior-year period. The region was able to increase its gross profit levels primarily in the engineered plastics product family.
APAC operating income for the three months ended May 31, 2013 was $2.7 million compared with $3.0 million last year. The decrease in profitability was principally due to an increase of $0.7 million in SG&A expenses mainly related to the establishment of the APAC regional office in Hong Kong and the new manufacturing facility in India, which became operational during the third quarter of fiscal 2013.

	Nine months ended May 31,
					Favorable (unfavorable)
APAC	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$93,267	$89,599	$3,668	4.1%	$741	3.3%
Gross profit	$16,169	$14,825	$1,344	9.1%	$159	8.0%
Operating income	$8,231	$8,242	$(11)	(0.1)%	$131	(1.7)%
Pounds sold	69,779	73,645	(3,866)	(5.2)%
Price per pound	$1.337	$1.217	$0.120	9.9%	$0.011	9.0%
Gross profit percentage	17.3%	16.5%
Operating income per pound	$0.118	$0.112	$0.006	5.4%	$0.002	3.6%
Nine months ended May 31, 2013
Net sales for APAC for the nine months ended May 31, 2013 were $93.3 million, an increase of $3.7 million compared with the same prior-year period primarily due to increased price per pound across nearly all product families combined with increased volume in the engineered plastics product family, partially offset by decreased volume in the masterbatch solutions product family. Foreign currency translation favorably impacted net sales by $0.7 million.
Gross profit for APAC for the nine months ended May 31, 2013 was $16.2 million, an increase of 9.1% compared with last year. The increase in gross profit was primarily due to the 9.9% increase in price per pound combined with a continued focus on products with higher technical requirements.
APAC operating income for the nine months ended May 31, 2013 was $8.2 million, which was consistent with the same nine-month period last year. The relatively consistent profitability was principally due to the increase in gross profit offset by an increase of $1.4 million in SG&A expenses mainly related to the establishment of the APAC regional office in Hong Kong and the new manufacturing facility in India, which became operational during the third quarter of fiscal 2013.

	Three months ended May 31,
					Favorable (unfavorable)
Consolidated	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$548,589	$563,071	$(14,482)	(2.6)%	$(1,943)	(2.2)%
Operating income	$16,707	$23,355	$(6,648)	(28.5)%	$36	(28.6)%
Total operating income before certain items *	$22,108	$28,056	$(5,948)	(21.2)%	$15	(21.3)%
Pounds sold	490,878	492,453	(1,575)	(0.3)%
Price per pound	$1.118	$1.143	$(0.025)	(2.2)%	$(0.004)	(1.8)%
Total operating income per pound before certain items *	$0.045	$0.057	$(0.012)	(21.1)%	$—	(21.1)%
* For a reconciliation of total operating income before certain items to operating income and income from continuing operations before taxes, refer to Note 10 of this Form 10-Q.
Three months ended May 31, 2013
The decrease of $14.5 million in consolidated net sales for the three months ended May 31, 2013 compared with the prior-year period was primarily a result of the aforementioned challenging economic environment in Europe, partially offset by the incremental net sales and volume from the ECM Plastics, Inc. acquisition of $9.8 million and 8.5 million pounds, respectively. Net sales were negatively impacted by the 2.2% decrease in price per pound and a $1.9 million negative impact of foreign currency translation.
The Company’s SG&A expenses increased $3.0 million for the three months ended May 31, 2013 compared with the same period in the prior year, excluding acquisition costs of $0.8 million and restructuring related costs of $1.3 million for the three months ended May 31, 2013 and $0.2 million of acquisition costs for the three months ended May 31, 2012. The increase was primarily attributable to an incremental $1.0 million from recent acquisitions, higher bad debt expense of $0.6 million and an increase in pension expense of $0.5 million.

Operating income decreased $6.6 million for the three months ended May 31, 2013 compared to the same prior year period. Total operating income, before certain items, for the three months ended May 31, 2013 was $22.1 million, a decrease of $5.9 million compared with last year. The decrease in both operating income and total operating income, before certain items, was primarily due to the aforementioned decrease in segment gross profit and increase in SG&A expense.

	Nine months ended May 31,
					Favorable (unfavorable)
Consolidated	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$1,596,114	$1,563,588	$32,526	2.1%	$(13,473)	2.9%
Operating income	$43,799	$56,147	$(12,348)	(22.0)%	$(65)	(21.9)%
Total operating income before certain items *	$55,445	$66,951	$(11,506)	(17.2)%	$(90)	(17.1)%
Pounds sold	1,424,232	1,395,352	28,880	2.1%
Price per pound	$1.121	$1.121	$—	—%	$(0.009)	0.8%
Total operating income per pound before certain items *	$0.039	$0.048	$(0.009)	(18.8)%	$—	(18.8)%
* For a reconciliation of total operating income before certain items to operating income and income from continuing operations before taxes, refer to Note 10 of this Form 10-Q.
Nine months ended May 31, 2013
The increase of $32.5 million in consolidated net sales for the nine months ended May 31, 2013 compared with the prior-year period was primarily a result of incremental net sales and volume from the Elian and ECM Plastics, Inc. acquisitions of $43.5 million and 29.6 million pounds, respectively. Net sales were negatively impacted by the $13.5 million unfavorable impact of foreign currency translation.
The Company’s SG&A expenses increased $8.1 million for the nine months ended May 31, 2013 compared with the same period in the prior year, excluding acquisition costs of $1.8 million and restructuring related costs of $1.3 million for the nine months ended May 31, 2013 and $1.1 million of acquisition costs for the nine months ended May 31, 2012. The increase was primarily attributable to an incremental impact of $5.1 million from recent acquisitions, bad debt expense of $1.7 million and an increase in pension expense of $1.3 million. In addition, the Company invested in global marketing related initiatives, strategic planning in the APAC region, the establishment of the APAC regional headquarters in Hong Kong and the global ERP project which was partially offset by savings from successful restructuring initiatives and cost control efforts. Foreign currency translation favorably impacted SG&A expense by $1.5 million.
Operating income decreased $12.3 million for the nine months ended May 31, 2013 compared to the same prior year period. Total operating income, before certain items, for the nine months ended May 31, 2013 was $55.4 million, a decrease of $11.5 million compared with last year. The decrease in both operating income and total operating income, before certain items, was primarily due to the aforementioned decrease in segment gross profit and increase in SG&A expense.
Additional consolidated results
The Company recorded asset impairment charges of $0.5 million during the first quarter of fiscal 2013 primarily related to the write-down to estimated fair value of the Company's facility in Oyonnax, France and $1.1 million during the third quarter of fiscal 2013 primarily related to the write-down to estimated fair value of the Company's facility in Verolanuova, Italy. Additionally, in the third quarter of fiscal 2012, the Company recorded a pretax impairment charge of $2.4 million related to the aforementioned Verolanuova, Italy facility. For further discussion refer to Note 12 to the consolidated financial statements in this Quarterly Report.
Interest expense, net of interest income, increased $0.2 million and decreased $0.7 million for the three and nine months ended May 31, 2013, respectively, as compared with the same periods in the prior year.
Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced a foreign currency loss of $0.1 million and gain of $0.2 million for the three months ended May 31, 2013 and 2012, respectively. Additionally, the Company experienced foreign currency transaction losses of $0.7 million and $0.4 million for the nine months ended May 31, 2013 and 2012, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2013 and August 31, 2012.
Other income for the three months ended May 31, 2013 and 2012 was minimal compared with other income of $0.4 million and $1.2 million for the nine months ended May 31, 2013 and 2012, respectively. There were no individually significant transactions during the nine months ended May 31, 2013 and May 31, 2012.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. Effective December 31, 2011, the Company’s partnership with Mitsubishi Chemical MKV Company, which held a 30% equity position, was dissolved by a vote of the partners.
Net income attributable to the Company’s stockholders was $5.2 million and $17.0 million for the three months ended May 31, 2013 and 2012, respectively. Net income attributable to the Company's stockholders was $28.8 million and $39.7 million for the nine months ended May 31, 2013 and 2012, respectively. Foreign currency translation had a minimal impact on net income for the three months ended May 31, 2013 and a negative impact of $0.1 million on net income for the nine months ended May 31, 2013.
Product Families
Globally, the Company operates primarily in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2013		2012
	(In thousands, except for %'s)
Custom performance colors	$42,967	8%	$38,400	7%
Masterbatch solutions	187,661	35	203,646	36
Engineered plastics	144,728	26	141,214	25
Specialty powders	84,080	15	86,369	15
Distribution services	89,153	16	93,442	17
Total consolidated net sales	$548,589	100%	$563,071	100%

	Nine months ended May 31,
	2013		2012
	(In thousands, except for %'s)
Custom performance colors	$121,913	8%	$93,912	6%
Masterbatch solutions	558,645	35	559,119	36
Engineered plastics	413,568	26	409,459	26
Specialty powders	229,481	14	238,263	15
Distribution services	272,507	17	262,835	17
Total consolidated net sales	$1,596,114	100%	$1,563,588	100%

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

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
EMEA	81%	87%	77%	81%
Americas	67%	70%	65%	67%
APAC	66%	89%	69%	82%
Worldwide	74%	80%	71%	75%
During the third quarter of fiscal 2013, the Company's new facility in India became operational. Additionally, the Company’s APAC segment experienced lower capacity utilization as additional manufacturing capacity was added to existing facilities to meet anticipated demand in the region.
Restructuring
Fiscal 2013 Restructuring Plans
Brazil Consolidation Plan
In the second quarter of fiscal 2013, the Company initiated restructuring activities to consolidate its two existing leased manufacturing facilities in the State of Sao Paulo, Brazil into a single new leased manufacturing facility in Brazil. Manufacturing activities at the existing two facilities will be relocated by the end of the first quarter of fiscal 2014 to the new facility. The Company offered eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in the third quarter of fiscal 2013. Partially offsetting this reduction of headcount will be the addition of approximately 35 associates at the Company's new Brazil manufacturing facility including associate transfers and new hires. During the three and nine months ended May 31, 2013, the Company recorded $0.3 million and $0.6 million of pretax employee-related restructuring costs, respectively. Additionally, the Company recorded $0.3 million and $0.6 million of accelerated depreciation included in cost of sales during the three and nine months ended May 31, 2013, respectively. The Company expects to recognize additional pretax employee-related and other cash charges of approximately $1.0 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.
EMEA Reorganization Plan
During fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and needs in the challenging economic environment in Europe. As part of this restructuring, the EMEA regional team plans to reduce headcount by approximately 50, half of the reductions occurred during the nine months ended May 31, 2013 and the remaining reductions are expected to occur in the fourth quarter of fiscal 2013. The Company recorded $1.3 million and $3.7 million of pretax employee-related restructuring costs during the three and nine months ended May 31, 2013, respectively. As of May 31, 2013, the Company has a balance of $1.4 million accrued for employee-related costs related to this plan. The Company expects to recognize additional pretax employee-related cash charges of approximately $2.1 million during the remainder of fiscal 2013. Cash payments associated with this plan are expected to occur through the second quarter of fiscal 2016 as the plan is completed.
Bellevue, Ohio Facility Plan
In the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded no charges during the three months ended May 31, 2013 and $0.3 million of pretax employee-related costs and other restructuring expenses during the nine months ended May 31, 2013. Additionally, the Company recorded $0.4 million of accelerated depreciation associated with this plan during the first nine months of fiscal 2013. As of May 31, 2013, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company anticipates recognizing approximately $1.0 million of other pretax restructuring expenses during the remainder of fiscal 2013 and into fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

For discussion on the Company's restructuring plans in prior years, refer to Note 11 to the consolidated financial statements in this Quarterly Report.
Consolidated Restructuring Summary
The following table summarizes the activity related to the Company’s restructuring plans:

	Accrual Balance August 31, 2012	Fiscal 2013 Charges	Fiscal 2013 Paid	Accrual Balance May 31, 2013
	(In thousands)
Employee-related costs	$3,524	$4,362	$(3,658)	$4,228
Other costs	381	1,051	(997)	435
Translation effect	(539)	—	—	(593)
Total	$3,366	$3,606	$(4,655)	$4,070
Income Tax
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the three months ended May 31, 2013 and 2012 is as follows:

	Three months ended		Three months ended
	May 31, 2013		May 31, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$5,183	35.0%	$7,697	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(3,285)	(22.2)	(4,146)	(18.9)
U.S. and foreign losses with no tax benefit	1,919	13.0	375	1.7
U.S. restructuring and other U.S. unusual charges with no benefit	479	3.2	392	1.8
Valuation allowance changes	—	—	(1,633)	(7.4)
Establishment (resolution) of uncertain tax positions	36	0.2	1,674	7.6
Other	165	1.1	63	0.3
Total income tax expense (benefit)	$4,497	30.3%	$4,422	20.1%
The effective tax rates for the three months ended May 31, 2013 and 2012 are less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the increase in the amount of U.S. and certain foreign losses with no tax benefits.
A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates for the nine months ended May 31, 2013 and 2012 is as follows:

	Nine months ended		Nine months ended
	May 31, 2013		May 31, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$13,421	35.0%	$17,880	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(8,711)	(22.7)	(10,062)	(19.7)
U.S. and foreign losses with no tax benefit	4,411	11.5	1,971	3.9
U.S. restructuring and other U.S. unusual charges with no benefit	1,033	2.7	641	1.3
Valuation allowance changes	(7,049)	(18.4)	(2,380)	(4.7)
Establishment (resolution) of uncertain tax positions	(217)	(0.6)	1,692	3.3
Other	696	1.8	324	0.6
Total income tax expense (benefit)	$3,584	9.3%	$10,066	19.7%

The effective tax rate for the nine months ended May 31, 2013 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate, realization of tax benefits due to changes in valuation allowances, and resolution of uncertain tax positions in various jurisdictions. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the net benefit recognized due to the change in valuation allowance and the increase in the amount of U.S. and certain foreign losses with no tax benefits.
The effective tax rate for the nine months ended May 31, 2012 is less than the U.S. statutory rate primarily because of the Company's overall foreign rate being less than the U.S. statutory rate and the benefit recorded for the adjustment of valuation allowance. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses and establishment of uncertain tax positions.
During the second quarter of fiscal 2013, the Company established a valuation allowance against the net operating loss deferred tax asset of its Brazilian entity due to the uncertainty in the realization of this asset. The recording of the valuation allowance resulted in a non-cash charge of approximately $2.4 million.
During the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reverse a valuation allowance against certain deferred tax assets in Germany. Due to German tax law changes enacted in the second quarter, it is now more likely than not that the interest expense carryforward deferred tax asset will be realized resulting in the valuation allowance reversal.
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
Effective September 1, 2012, the masterbatch product family was split into two separate product families, custom performance colors and masterbatch solutions. In the first quarter of fiscal 2013, the goodwill related to the Company's historical masterbatch reporting units in EMEA and the Americas, prior to this split, was allocated to the custom performance colors and masterbatch solutions reporting units in the EMEA and Americas reporting segments based on relative fair value. As of May 31, 2013, goodwill exists in four of the Company's reporting units in EMEA (custom performance colors, masterbatch solutions, specialty powders, and distribution services) and four reporting units in the Americas (custom performance colors, masterbatch solutions, specialty powders, and engineered plastics).
Management concluded, based on the fiscal 2012 quantitative goodwill impairment analysis performed, that as of June 1, 2012, the fair value of the EMEA specialty powders reporting unit exceeded its carrying value by 10%. As of May 31, 2013, the Company's EMEA specialty powders reporting unit had goodwill of $17.5 million. A change in European macroeconomic conditions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for the EMEA specialty powders reporting unit, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill.
As of May 31, 2013, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash provided from operations was $52.6 million and $34.5 million for the nine months ended May 31, 2013 and 2012, respectively. The increase of $18.1 million in cash provided from operations was primarily due to improved working capital management, mostly in the area of accounts payable and inventory, for the nine months ended May 31, 2013 as compared to the prior year.

The Company’s cash and cash equivalents increased $6.1 million from August 31, 2012. This increase was driven primarily by cash provided from operations coupled with increased net borrowings on revolving credit facilities of $48 million and proceeds from the sale of assets of $11.7 million. This was partially offset by the acquisition of ECM Plastics, Inc. for $36.4 million in cash consideration, expenditures for capital projects of $20.5 million, repayment of the $30.0 million senior guaranteed notes (“Senior Notes”) in the United States, and dividend payments of $17.3 million.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2013	August 31, 2012	May 31, 2012
Days in receivables	53	53	51
Days in inventory	53	51	51
Days in payables	49	46	43
Total working capital days	57	58	59
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2013	August 31, 2012	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$130,088	$124,031	$6,057	4.9%
Working capital, excluding cash	$261,686	$217,018	$44,668	20.6%
Long-term debt	$221,017	$174,466	$46,551	26.7%
Total debt	$228,230	$209,877	$18,353	8.7%
Net debt*	$98,142	$85,846	$12,296	14.3%
Total A. Schulman, Inc.’s stockholders’ equity	$520,467	$501,396	$19,071	3.8%
* Total debt less cash and cash equivalents
As of May 31, 2013, 93.1% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 71% as of August 31, 2012. The increase was a result of the use of cash in the U.S. for the acquisition of ECM Plastics, Inc. The majority of the foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. The percentage of the Company's cash and cash equivalents held by foreign subsidiaries as of August 31, 2012 was impacted by an increase in the distribution of cash from current period earnings of the Company's European subsidiaries to the U.S.
Working capital, excluding cash, was $261.7 million as of May 31, 2013, an increase of $44.7 million from August 31, 2012. The primary reasons for the increase in working capital from August 31, 2012 included increases of $18.2 million in accounts receivable, $25.5 million in inventory, and $13.7 million in prepaid expenses and other current assets as well as the repayment of the $30.0 million Senior Notes in the United States, offset by increases in accounts payable and other accrued liabilities of $32.1 million and $10.3 million, respectively. The increase in prepaid expenses and other current assets as well as other accrued liabilities include the reclassification of assets and liabilities held for sale related to discontinued operations. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $4.4 million, inventory by $4.0 million and accounts payable by $4.4 million. The acquisition of ECM Plastics, Inc. contributed $5.6 million, $6.8 million, and $2.5 million to the increases in accounts receivable, inventory and accounts payable, respectively. Inventory was impacted as a result of increased tonnage to support the increased sales volume during the quarter. Accounts payable increased primarily as a result of actions taken to extend vendor terms and the increase in inventory.
Capital expenditures for the nine months ended May 31, 2013 were $20.5 million compared with $27.5 million last year. Capital expenditures for fiscal 2013 primarily related to the regular and ongoing investment in the Company's manufacturing facilities.
In the second quarter of fiscal 2011, the Company and certain of its wholly-owned subsidiaries entered into a Credit Agreement which provides for an aggregate revolving loan facility (the “Revolving Facility") not to exceed $300 million. For further discussion regarding the Company’s Revolving Facility, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. As of May 31, 2013, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of May 31, 2013. The Revolving Facility matures on January 7, 2016 and contains an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. As of May 31, 2013, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.7 million and borrowings of $165 million which is included in long-term debt in the Company’s consolidated balance sheet. On March 1, 2013, the Company repaid its $30.0 million of Senior Notes in the United States upon maturity with existing capacity under the Revolving Facility.
On March 1, 2006, the Company issued Senior Notes in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Dollar Notes are classified as short-term debt in the Company's consolidated balance sheet as of August 31, 2012. As previously noted, the Company repaid its Dollar Notes upon maturity with existing capacity under the Revolving Facility.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $58.9 million, as of May 31, 2013. Repayment of the Euro Notes prior to maturity would cost approximately $7.9 million in early termination fees as of May 31, 2013.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of May 31, 2013, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of May 31, 2013.
Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.
Below summarizes the Company’s available funds as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
	(In thousands)
Existing capacity:
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	57,186	48,098
Total gross available funds from credit lines and notes	$357,186	$348,098
Availability:
Credit Facility	$133,259	$181,299
Foreign uncollateralized short-term lines of credit	51,017	43,752
Total net available funds from credit lines and notes	$184,276	$225,051
Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $171.2 million and $121.3 million as of May 31, 2013 and August 31, 2012, respectively, and issued letters of credit of $1.7 million as of May 31, 2013 and August 31, 2012.
The Company was in a net debt position of $98.1 million and $85.8 million as of May 31, 2013 and August 31, 2012, respectively. The change of $12.3 million was a result of an increase in total debt of $18.4 million due to the acquisition of ECM Plastics, Inc., dividend payments, share repurchases, working capital needs, and capital expenditures, partially offset by an increase in cash and cash equivalents of $6.1 million.
During the three and nine months ended May 31, 2013, the Company declared and paid quarterly cash dividends of $0.195 and $0.585 per common share, respectively. The total amount of these dividends was $5.6 million and $17.3 million, respectively. Cash flow has been sufficient to fund the payment of these dividends.
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
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. The Company repurchased 23,407 shares of common stock during the third quarter of fiscal 2013 at an average price of $25.75 per share. For the nine months ended May 31, 2013, the Company repurchased 43,496 shares of common stock at an average price of $24.86 per share. Shares valued at $63.6 million remained authorized for repurchase as of May 31, 2013.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso and Brazilian real, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the nine months ended May 31, 2013 increased the accumulated other comprehensive income (loss) account by $3.1 million which was primarily the result of a 3.1% increase in the value of the Euro from 1.261 Euros to 1 U.S. dollar as of August 31, 2012 to 1.3006 as of May 31, 2013.
Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
Excluding cash paid of $36.4 million for the acquisition of ECM Plastics, Inc. and $1.8 million for the settlement of the Company's uncertain tax position, as of May 31, 2013 there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
The Company’s outstanding commercial commitments as of May 31, 2013 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2013.
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
On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. The Company repurchased 23,407 shares of common stock during the third quarter of fiscal 2013 at an average price of $25.75 per share. For the nine months ended May 31, 2013, the Company repurchased 43,496 shares of common stock at an average price of $24.86 per share. Shares valued at $63.6 million remained authorized for repurchase as of May 31, 2013.
The Company's purchases of its common stock under the 2011 Repurchase Program during the third quarter of fiscal 2013 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Beginning shares available				$64,248,427
March, 2013	—	$—	—	$64,248,427
April, 2013	15,693	$25.64	15,693	$63,846,389
May, 2013	7,714	$25.97	7,714	$63,646,156
Total	23,407	$25.75	23,407	$63,646,156

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	July 1, 2013