Form 10-K
period 2013-08-31
SCHULMAN A INC
filed 2013-10-24
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No. 0-7459
A. SCHULMAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-0514850 (I.R.S. Employer Identification No.)
3637 Ridgewood Road, Fairlawn, Ohio (Address of Principal Executive Offices)	44333 (ZIP Code)
Registrant’s telephone number, including area code: (330) 666-3751
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
As of February 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $895,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,121,126 shares of common stock, $1.00 par value, at October 14, 2013.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) was founded as an Ohio corporation in 1928 by Alex Schulman in Akron, Ohio as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, innovation centers and sales offices in numerous countries. The Company changed its state of incorporation to Delaware in 1969 and went public in 1972. Today, A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds, resins and services and provides innovative solutions to meet its customers' demanding requirements through proprietary and custom-formulated products. The Company's customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agriculture, personal care and hygiene, sports, leisure and home, custom services and others. Recent acquisitions have strengthened the Company's core businesses serving its custom performance colors, masterbatch solutions, engineered plastics and specialty powders customers.

The Company leverages the following competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth:

•	The Company's sales and marketing teams partner with customers to understand needs and provide tailored solutions that enhance success through its broad and diverse product line.

•
The Company has a solid reputation in product innovation and application development driven by its market knowledge and insights, customer relationships and research and development capabilities. To further enhance these capabilities, the Company introduced the following global innovation centers: A. Schulman Academy in Kerpen, Germany, Polynnova in San Luis Potosi, Mexico and the Innovation and Collaboration Center in Akron, Ohio. A. Schulman Academy combines research and innovation in plastics engineering and application technology with specific product developments. Polynnova manages the development of collaborative business projects through networks comprised of customers, suppliers, academic institutions and research centers. The Innovation and Collaboration Center crosses all markets and product families working with customers, suppliers, academic institutions and research centers.

•
The Company's collaborative innovation with customers is evidenced through industry recognition. In July 2013, the Company received the prestigious 2011-2012 Bosch Global Supplier Award in the “raw materials and components” category from Robert Bosch GmbH. The Bosch Global Supplier Award recognizes companies that have performed exceptionally well in manufacturing and supplying products or services to Bosch over the past two years.

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

The CODM uses net sales to unaffiliated customers, gross profit, consolidated operating income and segment operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.

Information regarding the amount of net sales, operating income and identifiable assets attributable to each of the Company's business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

Recent Business Transactions

On September 4, 2012, the Company acquired ECM Plastics, Inc., a privately owned, leading plastics compounder located in Worcester, Massachusetts. ECM Plastics, Inc. provides custom color matching, specialty additive formulations and plastic compounding based on a broad range of thermoplastic resins for a variety of specification-driven markets. ECM Plastics, Inc.'s advanced color development technology ensures consistent critical color matching and high-performance results for applications in consumer goods, personal care and hygiene products, coated fabrics, optical products, electronics, bioplastics, geotextiles, sporting goods, toys and novelties, wire and cable products, aerospace components, and medical devices. The one-facility company employs approximately 140 people. ECM Plastics, Inc. adds to the Company's existing expertise in custom color matching, higher-value compounding and specialty additive formulations, which makes it a strategic fit as the Company continues to focus on niche products. The Company expects ECM Plastics, Inc. will provide strong synergies when combined with our current masterbatch and engineered plastics product families allowing us to strengthen our position for long-term profitable growth in the United States.

On May 28, 2013, the Company announced that it had reached an agreement in principle to purchase Network Polymers, Inc., a U.S. niche engineered plastics compounding business, for approximately $50 million. The transaction is expected to close in early fiscal 2014.

On May 28, 2013, the Company announced plans to sell its rotational compounding business that was based in Australia and on September 3, 2013, the Company completed the sale. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and have been reclassified to discontinued operations for all periods presented.

On September 2, 2013, the Company acquired the Perrite Group, a thermoplastics manufacturing business with operations in Malaysia, the United Kingdom and France for $51.3 million, net of cash. Perrite has manufactured and distributed thermoplastic compounds for the electrical, automotive and industrial markets for more than 35 years, offering a broad portfolio of standard and custom compounded polymer products. Perrite employs approximately 220 people among the three facilities. Additionally, Perrite holds leading positions in attractive target markets such as electronics, appliances and niche automotive, and offers well-established and respected brands and global customers while maintaining a strong track record of profitable growth. The acquisition of the Perrite Group provides the opportunity to expand the custom performance colors and engineered plastics business in the APAC region and the manufacturing facility in Malaysia will enhance the Company's ability to serve key customers in the region, as well as globally. Additionally, the acquisition provides an opportunity to leverage the Company's broader portfolio of products through our successful color and niche engineered plastics business in the EMEA region.

Product Families

Globally, the Company operates primarily in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The Company offers tolling services to customers in all product families except for distribution services.

Masterbatch Solutions

Masterbatches (also referred to as “concentrates”) are often the key ingredient in a successful application product formula. These highly concentrated compounds are combined with polymer resins by the Company’s customers at the point-of-process to provide a material solution that meets needed performance criteria for a given product application. During fiscal 2013, the masterbatch solutions product family provided 35% of the Company's consolidated net sales.

The Company first began supplying masterbatches through its innovation center in Bornem, Belgium in the early 1960s. Since then, the Company has expanded its presence in masterbatch globally. Recent acquisitions have broadened the Company’s product offerings in the high-quality masterbatch markets, provided capacity, flexibility and efficiency to advance growth in targeted markets, and reduced dependence on large volume, commodity-type automotive applications. The Company’s manufacturing and innovation facilities are strategically positioned around the world to ensure that orders are shipped within specification and on time.

The Company's masterbatch solutions product offerings include:

•
Products designed to improve the performance, appearance, and processing of plastics for intended applications such as carbon black and white color concentrates, absorptive concentrates that reduce odors, and anti-static concentrates, among others;

•
Additive solutions to enhance performance such as antibacterial, ultra-violet (“UV”), anti-static, barrier (optimal heat and light transmittance), antioxidants (protection of foods) and processing (foaming agents, slip, process aids, release agents, and anti-blocking) properties; and

•	Application solutions that have a reduced impact on the environment such as those that minimize the use of plastics or incorporate the use of either recycled plastics or renewable-based polymers.

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

Many of the Company’s masterbatch product offerings contain proprietary technology that plays a key role in providing application solutions that have a reduced impact on the environment. The Company’s technical team works with customers to design and develop products that assist customers in meeting their sustainability goals. The Company continues to advance its additive technologies to support its customer development of more sustainable solutions from packaging to durable goods.

Engineered Plastics

Engineered plastics provide unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer specifications for durable applications. The Company’s products are often developed to replace metal or other specialty polymeric materials. During fiscal 2013, the engineered plastics product family provided 26% of the Company's consolidated net sales.

The Company’s engineered plastics products typically comprise 100% of the plastics material used by its customers in their end products. The Company began formulating a variety of compounds in the early 1950s, meeting the needs of a newly forming plastics industry. Today, the Company is a leader in multi-component blends that include polyolefins, nylons, polyesters, elastomers, ionomers, acrylonitrile butadiene styrene (“ABS”) and highly customized cross-linked resins. In addition to its breadth of experience in plastics resins, the Company has tremendous depth of formulating know-how with fiber reinforcements, such as glass and carbon, nano-reinforcements, flame retardants, impact modifiers, and UV stabilization.

The result of this innovation forms a pipeline of products being produced in A. Schulman facilities around the world. The Company offers an extensive portfolio based on a variety of polymers within the engineered plastics product family, allowing customers to tailor solutions that meet their exact performance needs.

The Company focuses on the ability to develop enhanced polymer solutions that provide:
•Highly customized cross-linked resins;
•Multi-component blends that include polyolefins, nylons, polyesters and elastomers, among others; and
•Formulating know-how with fiber reinforcements.

The engineered plastics product family uses its state-of-the-art innovation centers, such as A. Schulman Academy, to drive technology and innovation. These centers are highly focused on developing niche solutions that meet the needs of existing and developing markets.

The Company’s engineered plastics product family supplies numerous markets and applications. Consumer products and industrial applications are core markets in durable goods where continued growth is planned, including such applications as building and construction materials, household appliances, electrical connectors, power tools, recreational items, and lawn and garden equipment. The Company also supplies materials for major, high-end, or specified automotive applications, working closely with major global manufacturers. In recent years, the Company's engineered plastics product family has refocused its commercial and technical efforts to the specialized, high-performance automotive applications, such as under-hood components, power train, electrical connectors and interior components.

Distribution Services

As a distributor, the Company works with leading global polymer producers to assist in servicing market segments that are not easily accessible to these producers, or does not fit into these producers' core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and resells producer grade polymers to our customers, providing sales, marketing and technical services where required. During fiscal 2013, the distribution services product family provided 17% of the Company's consolidated net sales.

A. Schulman leverages its global supply relationships to fill customer needs around the world for a variety of olefinic and non-olefinic resins, as well as selected styrenics and engineering plastics. This consumption of large quantities of base resins also helps support the customers of our other product families by providing purchasing leverage to help keep costs down and providing reliable, convenient access to bulk resin supplies to customers.

The Company’s distribution services offerings include specialty polymers for all processing types, including injection molding, blow molding, thermoforming and film and sheet extruding. Offering various compliant grades, the Company has products that meet the most stringent of needs while allowing customers to optimze their cost-to-performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels and their working capital. The Company’s products are supplied into every major plastics market segment such as packaging, mobility, building and construction, electronics and electrical, and agriculture, among others.

Specialty Powders

Specialty powders includes size reduction and resins for the injection, blow molding and rotational molding markets. During fiscal 2013, the specialty powders product family provided 15% of the Company's consolidated net sales.

Size reduction, or grinding, is a major component of the Company’s specialty powders product family and is a specialized process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a specified powder size and form, depending on the customer’s specifications. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with specific thermal characteristics (such as heat sensitive materials) or which are soft and difficult to manage, the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures to enable grinding and classification. The Company's cryogenic and jet milling capabilities are very unique in the grinding industry and give the Company a competitive advantage that customers desire.

The Company also supplies customers in the rotational molding market, while utilizing its compounding expertise and global footprint to add value in specialty powders (which includes custom size reduction service applications such as powder coating, cosmetic applications and additive manufacturing/3D printing). Specialty powders products for the injection, blow molding and rotational molding markets include compounded resin powders, such as gas and storage tanks, kayaks, playground slides, and other large applications.

The Company's specialty powders product portfolio includes:
•Materials that offer impact, stiffness and high heat-distortion temperatures;
•Compound colors offered in customized colors and specialty effects; and
•Compounds and cross-linkable resins developed specifically for the rotational molding process.

Custom Performance Colors

Custom Performance Colors ("CPC") offers powdered or pelletized color concentrates custom-designed to enhance virtually all thermoplastic resins. These concentrates are available separately, or can be combined with additives as a complete package providing additional functionality such as weather resistance. In many instances the Company’s products are designed to deliver multiple attributes to meet customer needs.

The Company’s expansive offering of color solutions includes:
•A wide spectrum of standard and customized colors
•Organic and inorganic pigments
•High chroma colors in translucent or opaque formats

•
Special effects including but not limited to: metallic, pearlescent (shimmer), thermochromatic (heat sensitive), photochromatic (light sensitive), fluorescent, phosphorescent (glow-in-the-dark) and interference (color shift) technologies

CPC provides customers with a solution-based approach driven by technical understanding, responsive service, and consistent quality to address evolving market needs. The Company’s color business engages with customers at every stage of their product cycle, from color selection to product delivery and ongoing support. Color products are suitable for numerous processes, such as injection molding, blow molding, compression molding, profile extrusion, blown film, cast film, oriented film, rotational molding, sheet and thermoforming, among others.

The Company’s color concentrates excel in many of the same markets as its Masterbatch line (food packaging, industrial packaging, consumer products, etc). They have become a trusted source for many of the world’s largest consumer products companies, providing aesthetic solutions for a wide range of bottles, caps and closures. During fiscal 2013, the custom performance colors product family provided 7% of the Company's consolidated net sales.

Non Wholly-owned Subsidiaries

A. Schulman International, Inc. is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility in East Java, Indonesia. The remaining 35% interest in this joint venture is owned by P.T. Prima Polycon Indah.

A. Schulman International, Inc. also owns a 51% interest in Surplast S.A., an Argentinean venture, with Alta Plastica S.A., one of the largest distributors of resins in Argentina. Surplast has one manufacturing facility in Buenos Aires, Argentina focusing on specialty powders.

Prior to December 31, 2011, ASI Investments Holding Co., a wholly-owned subsidiary, owned a 70% partnership interest in The Sunprene Company in Bellevue, Ohio. Effective December 31, 2011, the Company’s partnership with Mitsubishi Chemical MKV Company was dissolved by a vote of the partners.

Employee Information

As of August 31, 2013, the Company had approximately 3,200 employees. Approximately 50% of all of the Company’s employees are represented by various unions under collective bargaining agreements, all outside of the United States.

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

Research and development related expenses totaled $10.4 million, $7.8 million and $8.9 million in fiscal years 2013, 2012 and 2011, respectively. This includes research and development expenditures in accordance with U.S. generally accepted accounting principles of $5.3 million, $2.7 million, and $2.4 million in fiscal years 2013, 2012, and 2011, respectively, as well as certain additional activities performed by manufacturing facilities, innovation centers, and application and analytical laboratories that contribute to the enhancement of the Company's current products and processes. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

The Company focuses on its organic growth strategy which is aimed at increasing the Company's ability to leverage new and existing products into new geographic markets, further explore adjacent markets and improve the profitability of the Company's product mix. Creating new and collaborative innovation models is key to the growth strategy; therefore, the Company recently introduced three new global innovation centers in Germany, Mexico and Akron, Ohio that create faster, focused solutions for customers and partners. The expansion of these critical relationships helps to align the Company's global technology and product development efforts with the current requirements and emerging needs of its customers and end-markets.

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

Dependence on Customers

During the year ended August 31, 2013, the Company’s five largest customers accounted in the aggregate for less than 10% of total sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are usually available from major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal materials used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, polyethylene, polystyrene, nylon and titanium dioxide. For additional information on the availability of raw materials, see ITEM 1A, RISK FACTORS, Shortages or price increases of raw materials and energy costs could adversely affect operating results and financial condition, of this Annual Report on Form 10-K.

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

Intellectual Property

The Company uses various trademarks and tradenames in its business. These trademarks and tradenames protect certain names of the Company’s products and are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. The Company also holds patents in various parts of the world for certain of its products. Additionally, the Company utilizes proprietary formulas in its product manufacturing and benefits from intangible assets acquired through acquisitions. Collectively, the Company's intellectual property, including other intangible assets, contribute to profitability.

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three year period ended August 31, 2013 appears in Note 13 to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks attendant to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:    Age 68; Chairman, President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41 year tenure at The Goodyear Tire & Rubber Company.

Joseph J. Levanduski:    Age 51; Vice President and Chief Financial Officer of the Company since June 2011. Previously, Mr. Levanduski was with Hawk Corporation for approximately 15 years where he held various financial roles before becoming Senior Vice President and Chief Financial Officer. Mr. Levanduski also serves as the Company's Principal Accounting Officer.

Derek Bristow:    Age 53; Vice President and General Manager – APAC since September 2010. Mr. Bristow formerly was General Manager, of ICO Australasia, for ICO, Inc., which was acquired by the Company on April 30, 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

Heinrich Lingnau: Age 51; Vice President and General Manager - EMEA since April 2013. Previously, Mr. Lingnau was the regional business leader in the masterbatch product family and held various management-level positions with the Company's EMEA operations since 1999.

Donald B. McMillan:    Age 53; Vice President and Chief Information Officer of the Company since July 2013. Previously, Mr. McMillan served as the Chief Accounting Officer and Corporate Controller since April 2011, Corporate Controller since April 2006 and held various financial positions since joining the Company in 1996.

Timothy J. McDannold: Age 51; Treasurer and Director of Risk Management of the Company since April 2013. Previously, Mr. McDannold served in various global management roles, including Vice President and Treasurer, and Vice President of Global Business Services for Diebold, Incorporated since 1988.

Gary A. Miller:    Age 67; Vice President Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company since 1992.

David C. Minc:    Age 64; Vice President, Chief Legal Officer and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Patricia M. Mishic:    Age 48; Vice President and Chief Marketing Officer of the Company since January 2012. Previously, Ms. Mishic served as Global Director of Marketing Excellence for Dow Chemical Company's Performance Materials and Performance Plastics divisions and held a variety of global business development, marketing and business management positions since 2000.

Gustavo Perez:    Age 49; Vice President and General Manager – Americas since August 2010. Mr. Perez most recently served as the General Manager of Masterbatch for the Company’s North America operations and has been with the Company since 1995, serving in a variety of management positions.

Bernard Rzepka:    Age 53; Executive Vice President, Chief Operating Officer of the Company since April 2013. Mr. Rzepka formerly served as the General Manager and Chief Operating Officer – EMEA since September 2008 and has been with the Company since 1993, serving in a variety of technology and commercial management positions.

Stacy R. Walter: Age 51; Vice President, Internal Audit of the Company since April 2013. Ms. Walter has served as the Director of Internal Audit for the Company since June 2006 and Sarbanes-Oxley Audit Manager since joining the Company in 2005.

Kim L. Whiteman:    Age 56; Vice President, Global Human Resources of the Company since June 2009. Previously, Mr. Whiteman held various human resource management roles at The Goodyear Tire and Rubber Company since 1979.

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
As of August 31, 2013, our debt on a consolidated basis was $215.8 million. A significant increase in the level of indebtedness could have significant consequences. For example, it could:

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
We require cash or committed liquidity facilities for business purposes, such as funding our ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness and pay taxes. As of August 31, 2013, we had cash and cash equivalents of $134.1 million. In addition, we currently have access to committed credit lines of $356.2 million, with $198.3 million available as of August 31, 2013. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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
On September 24, 2013 the Company entered into a new $500 million Credit Agreement with certain relationship banks. The agreement consists of a $300 million credit facility and a $200 million term loan, replacing a previous $300 million revolving credit facility which was scheduled to expire in January 2016. The new Credit Agreement expires in September 2018.

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
We currently depend upon numerous local and several regionally integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We are also in the process of reviewing our global ERP system options to help strengthen common business practices and improve operational efficiency. We may experience operating problems with our information systems as a result of system security failures such as viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our current systems or our future integrated ERP systems could disrupt the flow of operational information, cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, any of which could adversely affect our results of operations.
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
We may experience difficulties in identifying acquisitions that meet the objectives of our strategic plan and delays or other challenges in completing intended acquisitions and new ventures, particularly those in foreign jurisdictions.
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
We may be required to adopt accounting or financial reporting standards, the ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.
We could be required to adopt new or modified accounting or financial reporting standards that are different than current accounting principles generally accepted in the United States of America. The impact and cost of implementation of new standards could unfavorably impact our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table indicates the location of each of the Company’s manufacturing facilities, the projected annual manufacturing capacity for fiscal 2014 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2013. The following locations are owned or leased by the Company:

Location	Approximate Annual Capacity (lbs.)(1)		Approximate Floor Area (Square Feet)
	(In thousands)
Akron, Ohio	47,400	(2)	159
North Canton, Ohio	4,800		48
Allentown, Pennsylvania	29,000		128
Fontana, California	40,000		46
East Chicago, Indiana	68,000		73
Grand Junction, Tennessee	9,000		88
China, Texas	100,000		137
Worcester, Massachusetts	43,800		216
La Porte, Texas	294,000		252
Contagem, Belo Horizonte, Brazil	18,600		24
Americana, São Paulo, Brazil	6,900	(3)	37
Sumare, Brazil	24,000	(3)	120
Buenos Aires, Argentina	19,200		30
San Luis Potosi, Mexico	86,000		187
Total Americas Segment	790,700		1,545
Bornem, Belgium	147,100		455
Opglabbeek, Belgium	5,500		22
Givet, France	242,500		241
Beaucaire, France	35,300		78
Montereau, France	57,300		61
Bellignat, France	13,200		78
Kerpen, Germany	154,400		653
Budapest, Hungary	900		45
Gorla Maggiore, Italy	39,800		166
s-Gravendeel, The Netherlands	88,200		168
Nowa Biala, Poland	4,000		49
Gainsborough, United Kingdom	66,100		68
Crumlin Gwent, South Wales, United Kingdom	28,600		111
Astorp, Sweden	6,700		27
Total EMEA Segment	889,600		2,222
Batu Pahat, Malaysia	66,100		62
Guangdong Province, China	45,400		112
East Java, Indonesia	37,000		136
Vadodara, India	14,600		491
Total APAC Segment	163,100		801
Total	1,843,400		4,568

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)
The approximate annual capacity for fiscal 2014 set forth in this table is an estimate and is based upon several factors, including the daily and shift operating schedules that are customary in the area where each facility is located. Another factor is the approximate historical mix of specific types of plastic compounds manufactured at each plant. The output of a plant operating at full capacity could produce a greater or lesser quantity (in pounds) depending upon the specific plastic compound being manufactured.

The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Akron, Ohio includes two manufacturing facilities.

(3)	Estimates of approximate annual capacity in Brazil anticipate relocation of production capacity from the Americana plant to the Sumare plant during the fiscal year.

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, the Company utilizes approximately 60 warehouses worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available.

The Company leases its corporate headquarters, which is located in Fairlawn, Ohio and contains approximately 34,000 square feet. The Company also leases sales and administrative offices in various locations globally.

In September 2013, the Company acquired the Perrite Group which is expected to add approximately 93 million pounds of capacity in fiscal 2014 at its three manufacturing facilities in France, Malaysia and the United Kingdom.

On May 28, 2013, the Company announced plans to sell its rotational compounding business that was based in Australia and on September 3, 2013, the Company completed the sale. As of August 31, 2013, the Company leased the manufacturing facility and was excluded from the property listing above.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 14, 2013, there were 595 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 14, 2013 was $30.20.
The quarterly high and low closing stock prices are presented in the table below:

	Fiscal 2013	Fiscal 2012
Common stock price range	High - Low	High - Low
1st Quarter	$26.40 - 23.14	$22.37 - 16.47
2nd Quarter	$33.03 - 25.88	$27.48 - 20.43
3rd Quarter	$32.72 - 24.82	$27.86 - 21.25
4th Quarter	$28.83 - 25.73	$24.53 - 17.97

The quarterly cash dividends declared are presented in the table below:

Cash dividends per share	Fiscal 2013	Fiscal 2012
1st Quarter	$0.195	$0.170
2nd Quarter	0.195	0.170
3rd Quarter	0.195	0.190
4th Quarter	0.195	0.190
Total	$0.780	$0.720

On April 1, 2011, the Board of Directors approved a three-year share repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (“2011 Repurchase Program”). As part of this program, the Company initiated a one-year plan to acquire $30 million of its common stock through a 10b5-1 plan effective on May 12, 2011, which was fulfilled as of October 10, 2011. Effective November 28, 2011, the Company entered into a new 18-month plan to acquire $30 million of its common stock, which was increased to $70 million in the fourth quarter of fiscal 2012.

The Company repurchased 303,709 shares of its common stock in fiscal 2013 at an average price of $26.84 per share for a total cost of $8.1 million.
The Company’s purchases of its common stock under the 2011 Repurchase Program during the fourth quarter of fiscal 2013 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Beginning shares available				$63,646,156
June, 2013	3,748	$26.25	3,748	$63,547,784
July, 2013	48,605	$27.38	48,605	$62,216,885
August, 2013	207,860	$27.12	207,860	$56,580,565
Total	260,213	$27.15	260,213	$56,580,565

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2013(1)	2012(1)	2011(1)	2010	2009
	(In thousands, except per share data)
Net sales	$2,133,402	$2,081,272	$2,159,053	$1,577,180	$1,279,248
Cost of sales	1,856,168	1,805,930	1,872,561	1,343,000	1,109,211
Other costs and expenses	224,214	210,533	222,906	194,206	155,751
Interest and other income	(712)	(2,018)	(2,553)	(3,739)	(4,174)
Total costs and expenses, net	2,079,670	2,014,445	2,092,914	1,533,467	1,260,788
Income from continuing operations before taxes	53,732	66,827	66,139	43,713	18,460
Provision (benefit) for U.S. and foreign income taxes	19,733	13,918	15,764	(4,218)	6,931
Income from continuing operations	33,999	52,909	50,375	47,931	11,529
Loss from discontinued operations, net of tax	(6,671)	(860)	(8,690)	(3,820)	(13,956)
Net income (loss)	27,328	52,049	41,685	44,111	(2,427)
Noncontrolling interests	(1,229)	(1,162)	(689)	(221)	(349)
Net income (loss) attributable to A. Schulman, Inc.	$26,099	$50,887	$40,996	$43,890	$(2,776)

Total assets	$1,238,342	$1,193,767	$1,239,987	$1,071,315	$797,489
Long-term debt	$207,435	$174,466	$184,598	$93,834	$102,254
Total equity	$514,744	$507,689	$554,305	$493,140	$370,971

Weighted-average number of shares outstanding:
Basic	29,260	29,389	30,978	27,746	25,790
Diluted	29,337	29,549	31,141	27,976	26,070

Basic earnings (losses) per share of common stock attributable to A. Schulman, Inc.
Income from continuing operations	$1.12	$1.76	$1.60	$1.72	$0.43
Loss from discontinued operations	(0.23)	(0.03)	(0.28)	(0.14)	(0.54)
Net income (loss) attributable to A. Schulman, Inc.	$0.89	$1.73	$1.32	$1.58	$(0.11)

Diluted earnings (losses) per share of common stock attributable to A. Schulman, Inc.
Income from continuing operations	$1.12	$1.75	$1.60	$1.71	$0.43
Loss from discontinued operations	(0.23)	(0.03)	(0.28)	(0.14)	(0.54)
Net income (loss) attributable to A. Schulman, Inc.	$0.89	$1.72	$1.32	$1.57	$(0.11)

Cash dividends per common share	$0.78	$0.72	$0.62	$0.60	$0.60

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

◦Summary of our business and the markets in which we operate;
◦Key trends, developments and challenges; and
◦Significant events during the current fiscal year.

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items such as costs related to acquisitions, restructuring related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.

Overview

Business Summary

A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agriculture, personal care and hygiene, custom services, and sports, leisure and home. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	Americas, and

•	Asia Pacific ("APAC").

The Company has approximately 3,200 employees and 33 manufacturing facilities worldwide. Globally, the Company operates primarily in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The Company offers tolling services to customers in all product families except for distribution services.

Key Trends, Developments and Challenges

We continue the execution of our growth strategy, which is a set of initiatives aimed at increasing our ability to leverage our innovative products into different geographic markets and explore adjacent markets and applications in order to improve the profitability of the Company's product mix.

The following present opportunities and challenges as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Cross Selling. We engage in the cross selling of our products through the collaborative efforts and training of our sales teams. We encourage cross selling between different product families and promote cross regional sales to better service our valued customers.

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

•
Innovation Centers. We have three Innovation Centers in Mexico, Germany and Akron, Ohio which promote collaborative partnerships between A. Schulman and our customers, suppliers and other technical organizations. These Innovation Centers enable us to undertake research and development activities that align our technical and product development capabilities with the emerging needs or our customers and end markets.

•
Adjacent Markets. While we remain a leader in markets such as packaging and niche automotive, we are committed to identifying and pursuing adjacent markets, such as personal care and cosmetics, for our products that have sustainable growth opportunities.

•
Purchasing and Pricing. We pursue opportunities to continue our savings on purchasing and to optimize pricing strategies and vendor payment terms. We continue to leverage our global volume base to enhance savings and identify alternate supply sources.

•
Continuous Improvement. The Company's Six Sigma Black Belt and Green Belt associates continue to look for ways to improve our processes and optimize our performance. We remain determined to control and manage our selling, general and administrative expenses, especially in developed markets.

•
Acquisitions and Joint Ventures. We continue to seek acquisitions and joint ventures that are within our specialty plastics business to leverage our product innovation, technical know-how and market knowledge. We will also continue to explore opportunities for transformational acquisitions that will transition us into a premier specialty chemical company.

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

2.	Share Repurchases. The Company repurchased 303,709 shares of its common stock in fiscal 2013 at an average price of $26.84 per share for a total cost of $8.1 million.

3.
Business Acquisitions. On September 4, 2012, the Company acquired ECM Plastics, Inc., a privately owned, leading plastics compounder located in Worcester, Massachusetts, for $36.8 million. ECM Plastics, Inc. is a producer of custom color, specialty additive masterbatch and niche engineered plastics products with a strong presence in the personal care and cosmetics product markets.

On May 28, 2013, the Company announced that it had reached an agreement in principle to purchase Network Polymers, Inc., a U.S. niche engineered plastics compounding business, for approximately $50 million. The transaction is expected to close in early fiscal 2014.

4.
Masterbatch Reorganization. The Company realigned its regional masterbatch product family to put greater focus on its growth opportunities. Consequently, within each regional segment, effective September 1, 2012, the masterbatch product family was split into two separate product families, custom performance colors and masterbatch solutions.

5.
Fiscal 2013 Restructuring. In November 2012, the Company finalized the sale of its Bellevue, Ohio facility to continue its focus on higher-value technical products. This sale marked the completion of a transformation away from legacy plants that primarily served the North American commodity automotive market. During fiscal 2013, the Company executed various restructuring plans including: (i) reduction of headcount in the EMEA region in response to the current economic climate; (ii) consolidation of two of its three existing leased manufacturing facilities in Brazil; and (iii) headcount reductions in Mexico and Grand Junction, Tennessee to better align capacity with demand.

6.
Global ROIC Initiative. During the first quarter of fiscal 2013, the Company introduced a global initiate to improve return on invested capital ("ROIC") by better understanding the components of ROIC through trainings and simulations. This will enable our associates to drive increased returns in their everyday responsibilities.

7.
Marketing Initiatives. The Company continues to align its markets with megatrends, high value segments and adjacent markets. The Company is also upgrading its global strategic pricing tools to ensure the Company is obtaining maximum value for both its products and services. In the third quarter of fiscal 2013, the Company held its second annual internal global Growth Summit meeting in order to promote cross regional and business unit collaboration.

8.
Sale of Australia Business. On May 28, 2013, the Company announced plans to sell its rotational compounding business in Brisbane, Australia. The Company completed the transaction on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and are now reported as discontinued operations for all periods presented.

The following items represent significant events during early fiscal 2014:

1.
Business Acquisition. On September 2, 2013, the Company acquired the Perrite Group, a thermoplastics manufacturer with business in the custom performance colors and engineered plastics product families and operations in Malaysia, the United Kingdom and France, for $51.3 million, net of cash.

2.
Credit Agreement. On September 24, 2013 the Company entered into a new $500 million Credit Agreement with certain relationship banks. The agreement consists of a $300 million credit facility and a $200 million term loan, replacing a previous $300 million revolving credit facility which was scheduled to expire in January 2016. The Credit Agreement expires in September 2018.

Results of Operations

FISCAL YEAR 2013 COMPARED WITH FISCAL YEAR 2012

The Company uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. The following discussion regarding the Company’s segment gross profit and operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, please refer to Note 13 of the consolidated financial statements within this Form 10-K.
Segment Information

	Year Ended August 31,
					Favorable (unfavorable)
EMEA	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,167,603	1,174,515	(6,912)	(0.6)%
Net sales	$1,405,882	$1,403,151	$2,731	0.2%	$4,226	(0.1)%
Gross profit	$175,297	$171,768	$3,529	2.1%	$332	1.9%
Gross profit percentage	12.5%	12.2%
Operating income	$67,320	$71,849	$(4,529)	(6.3)%	$39	(6.4)%
Price per pound	$1.204	$1.195	$0.009	0.8%	$0.004	0.4%
Operating income per pound	$0.058	$0.061	$(0.003)	(4.9)%	$—	(4.9)%

EMEA net sales for the year ended August 31, 2013 were $1,405.9 million, an increase of $2.7 million or 0.2%, compared with the prior year. Excluding the favorable impact of foreign currency translation of $4.2 million, net sales decreased $1.5 million which was impacted by reduced volume, primarily in the specialty powders and engineered plastics product families due to the weak economic environment in Europe. During fiscal 2013, the incremental contribution of the Elian acquisition was $18.5 million and 5.9 million pounds in net sales and volume, respectively.

EMEA gross profit was $175.3 million for the year ended August 31, 2013, an increase of $3.5 million over prior year. The positive contribution of the Elian acquisition combined with the favorable impact of foreign currency translation of $0.3 million was partially offset by the challenging economic environment in Europe.

EMEA operating income for the year ended August 31, 2013 was $67.3 million, a decrease of $4.5 million compared with the prior year. The decrease in operating income in fiscal 2013 was primarily due to an $8.1 million increase in selling, general and administrative expenses ("SG&A"). The increase in SG&A expense was primarily driven by increased compensation and benefits expense of $3.7 million, excluding Elian, which includes increased pension expense and annual government regulated compensation increases. SG&A expense was also impacted by increased bad debt expense of $1.0 million, increased information technology expense of $0.8 million, and incremental expenses of $2.5 million from Elian. These expenses were partially offset by savings from successful restructuring initiatives. Operating income per pound decreased $0.003 to $0.058 per pound primarily due to the aforementioned economic environment in Europe and increased SG&A expenses.

	Year Ended August 31,
					Favorable (unfavorable)
Americas	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	653,914	610,418	43,496	7.1%
Net sales	$600,824	$558,910	$41,914	7.5%	$(680)	7.6%
Gross profit	$81,315	$84,282	$(2,967)	(3.5)%	$180	(3.7)%
Gross profit percentage	13.5%	15.1%
Operating income	$28,351	$28,872	$(521)	(1.8)%	$720	(4.3)%
Price per pound	$0.919	$0.916	$0.003	0.3%	$(0.001)	0.4%
Operating income per pound	$0.043	$0.047	$(0.004)	(8.5)%	$0.001	(10.6)%

Net sales for the Americas for the years ended August 31, 2013 and 2012 were $600.8 million and $558.9 million, respectively, an increase of $41.9 million or 7.5%. Incremental net sales and volume from the ECM Plastics, Inc. acquisition were $37.9 million and 33.8 million pounds for the year ended August 31, 2013, respectively. Excluding the impact of ECM Plastics, Inc., net sales and volume increased primarily in the specialty powders product family. Foreign currency translation negatively impacted net sales by $0.7 million.

Gross profit for the Americas was $81.3 million for the year ended August 31, 2013, a decrease of $3.0 million from the prior year. Contribution from the ECM Plastics, Inc. acquisition was offset by increased costs in Mexico to meet customer demand in Brazil as a result of the shortfall in production caused by the facility consolidation. Additional expenses were incurred as the Company increased capacity in Mexico to address anticipated improvement in local market demand that did not materialize. During the fourth quarter of fiscal 2013, the Company initiated restructuring activities to address these issues as discussed below. Foreign currency translation favorably impacted gross profit by $0.2 million.

Operating income for the year ended August 31, 2013 was $28.4 million compared with $28.9 million last year. Operating income decreased as a result of the aforementioned decrease in gross profit, offset primarily by the favorable impact of $0.7 million from foreign currency translation and a $2.4 million decrease in SG&A expenses. The decrease in SG&A expenses was primarily due to successful restructuring initiatives and cost control efforts combined with reduced incentive compensation expense of $3.2 million, partially offset by the incremental expenses from ECM Plastics.

	Year Ended August 31,
					Favorable (unfavorable)
APAC	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	95,994	96,893	(899)	(0.9)%
Net sales	$126,696	$119,211	$7,485	6.3%	$1,151	5.3%
Gross profit	$22,345	$19,969	$2,376	11.9%	$253	10.6%
Gross profit per pound	17.6%	16.8%
Operating income	$12,108	$10,908	$1,200	11.0%	$211	9.1%
Price per pound	$1.320	$1.230	$0.090	7.3%	$0.012	6.3%
Operating income per pound	$0.126	$0.113	$0.013	11.5%	$0.002	9.7%

Net sales for APAC for the year ended August 31, 2013 were $126.7 million, an increase of $7.5 million or 6.3% primarily due to improved selling price per pound and product mix. Decreased volumes in the masterbatch solutions and specialty powders product families were largely offset by the increased volumes in the engineered plastics product family. Foreign currency translation favorably impacted net sales by $1.2 million.

Gross profit for APAC for the year ended August 31, 2013 was $22.3 million, an increase of $2.4 million compared with last year. The increase in gross profit was primarily due to the 7.3% increase in price per pound combined with a continued focus on products with higher technical requirements, partially offset by increased plant costs in China and India associated with the start-up of new production lines.

APAC operating income for the year ended August 31, 2013 was $12.1 million, compared with $10.9 million last year. The increase in profitability was principally due to the increase in gross profit offset by an increase of $1.2 million in SG&A expenses mainly related to increased compensation expense to support growth in the region and the establishment of the APAC regional office in Hong Kong.

	Year Ended August 31,
					Favorable (unfavorable)
Consolidated	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,917,511	1,881,826	35,685	1.9%
Net sales	$2,133,402	$2,081,272	$52,130	2.5%	$4,697	2.3%
Operating income	$63,103	$73,403	$(10,300)	(14.0)%	$965	(15.3)%
Total operating income before certain items*	$82,853	$87,843	$(4,990)	(5.7)%	$971	(6.8)%
Price per pound	$1.113	$1.106	$0.007	0.6%	$0.003	0.4%
Total operating income per pound before certain items*	$0.043	$0.047	$(0.004)	(8.5)%	$—	(8.5)%

* Total operating income before certain items represents segment operating income combined with Corporate and other operating expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of the consolidated financial statements within this Form 10-K.

The increase of $52.1 million in consolidated net sales for the year ended August 31, 2013 compared with the prior fiscal year was primarily a result of incremental net sales and volume from the Elian and ECM Plastics, Inc. acquisitions of $56.4 million and 39.7 million pounds, respectively. Net sales were positively impacted by the $4.7 million favorable impact of foreign currency translation. Excluding the positive impact of acquisitions and foreign currency translation, net sales and volume decreased primarily due to the aforementioned economic environment in Europe.

The Company’s SG&A expenses increased $7.9 million for the year ended August 31, 2013 compared with the prior year, excluding acquisition related transaction costs of $2.7 million and restructuring related costs of $2.7 million for fiscal 2013 and $1.4 million of acquisition related transaction costs for fiscal 2012. The increase was primarily attributable to incremental SG&A expense of $7.1 million from recent acquisitions, bad debt expense of $1.0 million and an increase in pension expense of $2.2 million. In addition, the Company invested in global marketing related initiatives, strategic planning in the APAC region, the establishment of the APAC regional headquarters in Hong Kong and the global ERP project. This was partially offset by savings from successful restructuring initiatives and cost control efforts, including $3.6 million related to the EMEA restructuring plans. Foreign currency translation favorably impacted SG&A expense by $0.2 million.

Operating income decreased $10.3 million for the year ended August 31, 2013 compared to the prior year. Total operating income, before certain items, for the year ended August 31, 2013 was $82.9 million, a decrease of $5.0 million compared with last fiscal year. The decrease in both operating income and total operating income, before certain items, was primarily due to the aforementioned increase in SG&A expense.

Additional consolidated results

Interest expense, net of interest income, decreased $0.5 million for the year ended August 31, 2013, as compared with the prior year primarily due to decreased borrowings.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $2.4 million and $0.2 million for the years ended August 31, 2013 and 2012, respectively. Foreign currency transaction losses during fiscal 2013 were primarily related to increased import activity in Brazil. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2013 and 2012.

Other income for the year ended August 31, 2013 was $0.2 million, compared with other income of $1.3 for the year ended August 31, 2012. In both fiscal 2013 and 2012, there were no individually significant transactions.

Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company. Effective December 31, 2011, the Company's partnership with Mitsubishi Chemical MKV Company, which held a 30% equity position in The Sunprene Company in Bellevue, Ohio, was dissolved by a vote of the partners.

Net income attributable to the Company’s common stockholders was $26.1 million and $50.9 million for the years ended August 31, 2013 and 2012, respectively. Foreign currency translation had a positive impact on net income of $0.6 million for the year ended August 31, 2013.

Product Family

Globally, the Company operates primarily in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The amount and percentage of consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2013		2012
	(In thousands, except for %’s)
Masterbatch solutions	$745,237	35%	$750,531	36%
Engineered plastics	557,364	26	547,090	26
Distribution services	359,376	17	343,091	16
Specialty powders	311,699	15	314,965	16
Custom performance colors	159,726	7	125,595	6
Total consolidated net sales	$2,133,402	100%	$2,081,272	100%

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

	Years ended August 31,
	2013	2012
EMEA	77%	79%
Americas	67%	70%
APAC	68%	81%
Worldwide	72%	76%

During fiscal 2013, the Company's new facility in India became operational. Additionally, the Company's APAC segment experienced lower capacity utilization as additional manufacturing capacity was added to existing facilities to meet anticipated demand in the region.

Restructuring

Fiscal 2013 Restructuring Plans
Americas Reorganization Plan

In the fourth quarter of fiscal 2013, the Company conducted restructuring activities primarily in Mexico and Grand Junction, Tennessee to better align capacity with demand. As part of this restructuring, the Company planned to reduce headcount in the Americas by approximately 85, of which the majority of reductions occurred during the year ended August 31, 2013. The Company recorded $1.5 million of pretax employee-related restructuring costs in the fourth quarter of fiscal 2013, of which $0.6 million remain accrued as of August 31, 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

Brazil Consolidation Plan
During fiscal 2013, the Company initiated restructuring activities to consolidate two of its three existing leased manufacturing facilities in Brazil. Manufacturing activities at the existing two facilities in the State of Sao Paulo, Brazil will be relocated by the end of the second quarter of fiscal 2014 to a new facility. The Company offered eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in fiscal 2013. Partially offsetting this reduction of headcount will be the addition of approximately 35 associates at the Company's new Brazil manufacturing facility, including associate transfers and new hires. During fiscal 2013, the Company recorded $1.6 million of pretax employee-related restructuring costs, of which $0.2 million remain accrued as of August 31, 2013. Additionally, the Company recorded $0.7 million of accelerated depreciation included in cost of sales during the year ended August 31, 2013. The Company expects to recognize additional pretax employee-related and other cash charges of approximately $1.0 million during fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

EMEA Reorganization Plan
In fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and customer needs in the challenging economic environment in Europe. As part of this restructuring, the EMEA regional team planned to reduce headcount by approximately 45, of which the majority of the reductions occurred during the year ended August 31, 2013. The Company recorded $6.4 million of pretax employee-related restructuring costs during fiscal 2013. As of August 31, 2013, the Company has a balance of $2.8 million accrued for employee-related costs related to this plan. The Company expects to recognize additional pretax employee-related cash charges of approximately $0.3 million during fiscal 2014. Cash payments associated with this plan are expected to occur through the second quarter of fiscal 2016 as the plan is completed.

Bellevue, Ohio Facility Plan
In the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded $0.3 million of pretax employee-related costs and other restructuring expenses during the year ended August 31, 2013. Additionally, the Company recorded $0.4 million of accelerated depreciation associated with this plan during fiscal 2013. The Company expects no further charges and has no remaining accrual as of August 31, 2013 related to this plan as it is considered complete.

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Accrual Balance August 31, 2011			Accrual Balance August 31, 2012			Accrual Balance August 31, 2013
		Fiscal 2012 Charges	Fiscal 2012 Paid		Fiscal 2013 Charges	Fiscal 2013 Paid
	(In thousands)
Employee-related costs	3,322	7,581	(7,379)	$3,524	$8,669	$(6,747)	$5,446
Other costs	403	1,675	(1,697)	381	1,831	(1,812)	400
Translation effect	70	—	—	(539)	—	—	(497)
Restructuring charges	$3,795	9,256	(9,076)	$3,366	$10,500	$(8,559)	$5,349

See Note 15 of the consolidated financial statements within this Form 10-K for further details regarding the Company's restructuring activities.

Asset Impairment

The Company recorded $1.9 million and $3.4 million in pretax asset impairment charges during the years ended August 31, 2013 and 2012, respectively.

During fiscal 2013, the Company recorded $0.4 million in asset impairments related to the reduction of the carrying value of its facility in Oyonnax, France at estimated fair value of $0.7 million, which is held for sale as of August 31, 2013. The disposal value of this facility was determined as the estimated sales value of the facility less the estimated costs to sell based on information provided by a third-party real estate valuation source using the market approach.

Additionally in fiscal 2013, the Company reduced the carrying value of its facility in Verolanuova, Italy, which is held for sale as of August 31, 2013, at estimated fair value of $1.3 million, resulting in a pretax impairment charge of $1.4 million. The estimated fair value was determined based on a third-party purchase offer less associated costs to sell. In addition, the Company recorded a pretax impairment charge of $2.7 million in fiscal 2012 related to the Verolanuova, Italy facility.

In fiscal 2012, as a result of the Americas Engineered Plastics restructuring initiative, the Company reduced the carrying value of its facility, machinery and equipment in Nashville, Tennessee to its combined fair value of $3.8 million. The disposal value of the facility was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. The Company recorded pretax impairment charges of $0.5 million in fiscal 2012, primarily related to real estate, machinery and equipment at the Nashville, Tennessee facility. During fiscal 2013, the Company sold the Nashville, Tennessee facility which resulted in a minimal impact on the Company's consolidated financial results.

Refer to Note 19 of the consolidated financial statements within this Form 10-K for the discussion on impairment charges included in discontinued operations.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year ended		Year ended
	August 31, 2013		August 31, 2012
	(In thousands, except for %’s)
Statutory U.S. tax rate	$18,806	35.0%	$23,389	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(9,189)	(17.1)	(11,373)	(17.0)
U.S. and foreign losses with no tax benefit	5,826	10.8	1,291	1.9
U.S. restructuring and other U.S. unusual charges with no benefit	1,704	3.2	1,029	1.5
Valuation allowance charges	2,361	4.4	(2,380)	(3.6)
Establishment (resolution) of uncertain tax positions	(84)	(0.2)	1,718	2.6
Other	309	0.6	244	0.4
Total income tax expense (benefit)	$19,733	36.7%	$13,918	20.8%

The effective tax rate for the year ended August 31, 2013 is greater than the U.S. statutory rate primarily because of no tax benefits being recognized for U.S. and certain foreign losses, realization of tax charges due to changes in valuation allowances, and U.S. restructuring and other U.S. unusual charges with no benefit. These unfavorable effects on the Company tax rate were partially offset by the Company's overall foreign rate being less than the U.S. statutory rate. The change in the effective tax rate compared with the same period last year was driven primarily by the valuation allowance established against the net operating loss deferred tax asset of the Company's Brazilian entity due to the uncertainty in the realization of this asset during the second quarter of fiscal 2013 and the adjustment to the Italian valuation allowance in fiscal 2012.

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

FISCAL YEAR 2012 COMPARED WITH FISCAL YEAR 2011

Segment Information

	Year ended August 31,
					Favorable (unfavorable)
EMEA	2012	2011	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,174,515	1,281,066	(106,551)	(8.3)%
Net sales	$1,403,151	$1,533,993	$(130,842)	(8.5)%	$(92,921)	(2.5)%
Gross profit	$171,768	$197,171	$(25,403)	(12.9)%	$(10,731)	(7.4)%
Gross profit percentage	12.2%	12.9%
Operating income	$71,849	$86,663	$(14,814)	(17.1)%	$(4,504)	(11.9)%
Price per pound	$1.195	$1.197	$(0.002)	(0.2)%	$(0.079)	6.4%
Gross profit per pound	$0.146	$0.154	$(0.008)	(5.2)%	$(0.009)	0.6%

EMEA net sales for the year ended August 31, 2012 were $1,403.2 million, a decrease of $130.8 million, or 8.5%, compared with the prior period. The decrease in net sales was also significantly impacted by reduced volume of 8.3% across all product families due to the economic environment in Europe, partially offset by $20.3 million in incremental net sales from the Elian acquisition. Excluding the foreign currency impact, price per pound increased 6.4% to $1.274 compared to the prior period primarily due to the masterbatch and engineered plastics product families.

EMEA gross profit was $171.8 million for the year ended August 31, 2012, a decrease of $25.4 million over the prior-year period. The decrease was due to reduced volume as a result of the aforementioned economic environment in Europe. Foreign currency translation adversely impacted EMEA gross profit by $10.7 million, which was partially offset by a positive contribution from the Elian acquisition. Excluding the impact of foreign currency, gross profit per pound slightly increased 0.6%.

EMEA operating income for the year ended August 31, 2012 was $71.8 million, a decrease of $14.8 million compared with the prior-year period. The decrease in operating income in fiscal 2012 was due to the decrease in gross profit partially offset by a $10.6 million decrease in selling, general and administrative expenses. Selling, general and administrative expenses were reduced as a result of EMEA's successful restructuring initiatives and its continued aggressive actions to control costs.

	Year ended August 31,
					Favorable (unfavorable)
Americas	2012	2011	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	610,418	635,700	(25,282)	(4.0)%
Net sales	$558,910	$516,814	$42,096	8.1%	$(17,971)	11.6%
Gross profit	$84,282	$71,698	$12,584	17.6%	$(3,129)	21.9%
Gross profit percentage	15.1%	13.9%
Operating income	$28,872	$14,032	$14,840	105.8%	$(1,341)	115.3%
Price per pound	$0.916	$0.813	$0.103	12.7%	$(0.029)	16.2%
Gross profit per pound	$0.138	$0.113	$0.025	22.1%	$(0.005)	26.5%

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

Gross profit was $84.3 million for the year ended August 31, 2012, an increase of $12.6 million from prior year. The increases in gross profit and gross profit per pound were in virtually all product families. Despite the price volatility of several key raw materials, the Americas increased margins by improving product mix and implementing operational efficiencies. In addition, the fiscal 2011 acquisitions contributed incremental fiscal 2012 gross profit.

Operating income for the year ended August 31, 2012 was $28.9 million compared with $14.0 million in prior year. Operating income increased primarily due to improved gross profit per pound and a decrease of $2.3 million in selling, general and administrative expenses, primarily related to the prior year settlement involving a business relationship.

	Year ended August 31,
					Favorable (unfavorable)
APAC	2012	2011	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	96,893	100,140	(3,247)	(3.2)%
Net sales	$119,211	$108,246	$10,965	10.1%	$1,209	9.0%
Gross profit	$19,969	$18,230	$1,739	9.5%	$284	8.0%
Gross profit percentage	16.8%	16.8%
Operating income	$10,908	$10,617	$291	2.7%	$323	(0.3)%
Price per pound	$1.230	$1.081	$0.149	13.8%	$0.012	12.7%
Gross profit per pound	$0.206	$0.182	$0.024	13.2%	$0.003	11.5%

Net sales for APAC for the year ended August 31, 2012 were $119.2 million, an increase of $11.0 million or 10.1% over the prior year primarily due to improved selling price per pound partially offset by decreased volume. The increase in net sales was primarily related to improved product mix of masterbatch and engineered plastics product families partially offset by decreased net sales in the specialty powders product family. The reduction in volume was a result of the continued focus on products with higher technical requirements. Partially offsetting this reduction, the masterbatch and engineered plastics product families experienced a significant volume increase in higher technical component products compared to the prior period.

Gross profit for APAC for the year ended August 31, 2012 was $20.0 million, an increase of $1.7 million compared with prior year. The increase in gross profit and gross profit per pound were primarily due to increased selling price per pound which was a result of APAC's continued focus on products with higher technical requirements.

APAC operating income for the year ended August 31, 2012 was $10.9 million, compared with $10.6 million in prior year. The increase in profitability was due to the increase in gross profit and partially offset by a slight increase in selling, general and administrative expenses.

	Year ended August 31,
					Favorable (unfavorable)
Consolidated	2012	2011	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,881,826	2,016,906	(135,080)	(6.7)%
Net sales	$2,081,272	$2,159,053	$(77,781)	(3.6)%	$(109,683)	1.5%
Total segment gross profit	$276,019	$287,099	$(11,080)	(3.9)%	$(13,576)	0.9%
Gross profit percentage	13.3%	13.3%
Total segment operating income	$111,629	$111,312	$317	0.3%	$(5,522)	5.2%
Price per pound	$1.106	$1.070	$0.036	3.4%	$(0.058)	8.8%
Gross profit per pound	$0.147	$0.142	$0.005	3.5%	$(0.007)	8.5%

Foreign currency translation adversely impacted net sales by $109.7 million in fiscal 2012. Excluding the impact of foreign currency, net sales increased by $31.9 million. The Company experienced an increase in average selling price per pound of 8.8%, excluding the foreign currency impact, which offset the volume decrease of 6.7%.

Total segment gross profit, excluding certain items, for the years ended August 31, 2012 and 2011 was $276.0 million and $287.1 million, respectively, a decrease of $11.1 million. Excluding the foreign currency impact, total segment gross profit increased $2.5 million, compared with the prior period, primarily as a result of successful restructuring initiatives and increased average selling price per pound associated with the sale of products with higher technical requirements.

The Company’s selling, general and administrative expenses, excluding certain items, decreased $12.7 million for the year ended August 31, 2012 compared with the same period in the prior year. The decrease was primarily attributable to the Company realizing selling, general and administrative expense synergies in connection with the continued integration of acquisitions and efforts to control costs and a prior year settlement involving a business relationship. Additionally, total incentive and equity compensation expense decreased $2.3 million, while fiscal 2011 included a reversal of bad debt of $1.5 million related to the improvement in a certain customer's financial situation. Foreign currency translation favorably impacted selling, general and administrative expense by $8.1 million.

Total segment operating income, excluding certain items, for the years ended August 31, 2012 and 2011 was $111.6 million and $111.3 million, respectively, an increase of $0.3 million.

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

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $0.2 million and $1.5 million for the years ended August 31, 2012 and 2011, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations.

Other income for the year ended August 31, 2012 was $1.3 million, compared with other income of $1.7 million for the year ended August 31, 2011. In fiscal 2012, there were no individually significant transactions, while fiscal 2011 included a gain of approximately $1.2 million related to a sale of property.

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

Net income attributable to the Company’s common stockholders was $50.9 million and $41.0 million for the years ended August 31, 2012 and 2011, respectively. Foreign currency translation had a negative impact on net income of $3.0 million for the year ended August 31, 2012.

Product Family

Globally, the Company operates primarily in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The amount and percentage of consolidated net sales for these product families for the years ended August 31, 2012 and 2011 are as follows:

	Year ended August 31,
	2012		2011
	(In thousands, except for %’s)
Masterbatch solutions	$750,531	36%	$766,078	35%
Engineered plastics	547,090	26	546,964	25
Distribution services	343,091	16	393,225	18
Specialty powders	314,965	16	338,458	17
Custom performance colors	125,595	6	114,328	5
Total consolidated net sales	$2,081,272	100%	$2,159,053	100%

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

	Years ended August 31,
	2012	2011
EMEA	79%	76%
Americas	70%	66%
APAC	81%	94%
Worldwide	76%	73%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Accrual Balance			Accrual Balance			Accrual Balance
	August 31, 2010	Fiscal 2011 Charges(a)	Fiscal 2011 Paid	August 31, 2011	Fiscal 2012 Charges	Fiscal 2012 Paid	August 31, 2012
	(In thousands)
Employee-related costs	$2,011	$5,048	$(3,737)	$3,322	$7,581	$(7,379)	$3,524
Other costs	267	3,069	(2,933)	403	1,675	(1,697)	381
Translation effect	(47)	—	—	70	—	—	(539)
Restructuring charges	$2,231	$8,117	$(6,670)	$3,795	$9,256	$(9,076)	$3,366
(a) Fiscal 2011 charges include $3.6 million related to discontinued operations.

For discussion on the Company's restructuring plans, refer to Note 15 of the consolidated financial statements within this Form 10-K.

Asset Impairment

In total, the Company recorded $3.4 million and $8.1 million in pretax asset impairment charges during the years ended August 31, 2012 and 2011, respectively.

During fiscal 2012, as a result of the Italy restructuring initiative, the Company reduced the carrying value of its facility, machinery and equipment in Verolanuova, Italy to fair value of $2.9 million. The disposal value of the real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. As a result of the remeasurement, the Company recorded a pretax impairment charge of $2.7 million.

Additionally in fiscal 2012, as a result of the Americas Engineered Plastics restructuring initiative, the Company reduced the carrying value of its facility, machinery and equipment in Nashville, Tennessee at fair value of $3.8 million. The disposal value of the real estate was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. As a result of the remeasurement, the Company recorded pretax impairment charges of $0.5 million and $6.2 million in fiscal 2012 and 2011, respectively, primarily related to real estate, machinery and equipment at the Nashville, Tennessee facility.

Also in fiscal 2011, a long-lived asset related to the closure of the Polybatch Color Center located in Sharon Center, Ohio was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The asset's estimated fair value was determine based on a third-party purchase offer less associated costs to sell.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year ended		Year ended
	August 31, 2012		August 31, 2011
	(In thousands, except for %’s)
Statutory U.S. tax rate	$23,389	35.0%	$23,149	35.0%
Impact of foreign taxes at less than U.S. statutory tax rate	(11,373)	(17.0)	(14,581)	(22.1)
U.S. and foreign losses with no tax benefit	1,291	1.9	4,026	6.1
U.S. restructuring and other U.S. unusual charges with no benefit	1,029	1.5	3,871	5.8
Valuation allowance charges	(2,380)	(3.6)	—	—
Establishment (resolution) of uncertain tax positions	1,718	2.6	(221)	(0.3)
Other	244	0.4	(480)	(0.7)
Total income tax expense (benefit)	$13,918	20.8%	$15,764	23.8%

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

Allowance for Doubtful Accounts

Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, customer payment history, expected trends and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

Inventory Reserve

Management establishes an inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory. The Company continuously monitors its slow-moving and obsolete inventory and makes adjustments as considered necessary. The proceeds from the sale or dispositions of these inventories may differ from the net recorded amount.

Restructuring Charges

The Company’s policy is to recognize restructuring costs in accordance with the accounting rules related to exit or disposal activities and compensation and non-retirement post-employment benefits. Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Purchase Accounting and Goodwill

Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions.

Goodwill is tested for impairment annually as of June 1.

In September 2011, the Financial Accounting Standards Board issued new accounting guidance on the annual testing of goodwill for impairment. The new accounting guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on a qualitative assessment, if the fair value of a reporting unit is more likely than not lower than its carrying amount, the entity must then test goodwill for impairment from a quantitative perspective. If the qualitative assessment indicates the fair value of a reporting is higher than its carrying value, no further testing is required. The Company early adopted the new accounting standard in conjunction with its June 1, 2012 annual goodwill impairment test.

Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement that combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant underperformance relative to expected historical or projected future operating results.

As previously discussed, effective September 1, 2012, the masterbatch product family was split into two separate product families, custom performance colors and masterbatch solutions. Consequently, the related goodwill was allocated to the custom performance colors and masterbatch solutions reporting units in EMEA and the Americas based on the relative fair value of these reporting units. Additional goodwill was recorded in fiscal 2013 as a result of the ECM Plastics, Inc. acquisition and allocated to reporting units based on relative fair value. As of June 1, 2013, the annual goodwill impairment test date for fiscal 2013, goodwill exists in four of the Company's reporting units in EMEA (masterbatch solutions, specialty powders, custom performance colors and distribution services) and four reporting units in the Americas (masterbatch solutions, custom performance colors, engineered plastics and specialty powders).

2013 Annual Goodwill Impairment Test

Management used the quantitative fair value measurement for its annual goodwill impairment test as of June 1, 2013 for each of the reporting units identified above. Specifically, the testing of goodwill for impairment was determined using a two-step process. Both the first step of determining the fair value of a reporting unit and the second step of determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) are judgmental in nature and often involve the use of significant estimates and assumptions. The fair values of all these reporting units were established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

Based on this quantitative analysis, management concluded that as of June 1, 2013, the EMEA masterbatch solutions and distribution services reporting units and the Americas masterbatch solutions, engineered plastics and custom performance colors reporting units had fair values that substantially exceeded their carrying values.

Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2013, the fair values of the Americas and EMEA specialty powders and EMEA custom performance colors reporting units exceeded their carrying values by 6%, 10% and 6%, respectively. As of August 31, 2013, the Company's Americas specialty powders reporting unit had goodwill of $26.4 million while goodwill in the EMEA specialty powders and custom performance colors reporting units was $17.8 million and $42.0 million, respectively. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last three years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the

Americas and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these three reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.

See Note 4 of the consolidated financial statements within this Form 10-K for further discussion on goodwill.

Long-lived Assets

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows estimated by the Company to be generated by such asset groups. Fair value is the basis for the measurement of any asset write-downs that are recorded. Adjustments to the estimated remaining useful lives may result in accelerated depreciation, which is included in cost of sales.

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

Pension and Other Postretirement Benefits

The Company has several postretirement benefit plans worldwide. These plans consist primarily of defined benefit and defined contribution pension plans and other postretirement benefit plans. These benefit plans are a significant cost of doing business that represents obligations that will be ultimately settled far into the future. Pension and postretirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate period of employment based on the terms of the plans and the investment and funding decisions made by the Company.

For financial statements prepared in conformity with accounting principles generally accepted in the United States of America, management is required to make many assumptions in order to value the plans’ liabilities on a projected and accumulated basis, as well as to determine the annual expense for the plans. The assumptions chosen take into account historical experience, the current economic environment and management’s best judgment regarding future experience. Assumptions include the discount rate, the expected long-term rate of return on assets, future salary increases, health care escalation rates, cost of living increases, turnover, retirement ages and mortality. While management believes the Company’s assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the discount rate used and the expected long-term rate of return on plan assets, may materially affect the Company’s pension and postretirement obligations and future expenses.

Accounting guidance requires the full unfunded liability to be recognized on the consolidated balance sheet. The cumulative difference between actual experience and assumed experience is included in accumulated other comprehensive income (loss). For most of the plans, these gains or losses are recognized in expense over the average future service period of employees to the extent that they exceed 10% of the greater of the Projected Benefit Obligation (or Accumulated Postretirement Benefit Obligation for other postretirement benefits) and assets. The effects of any plan changes are also included as a component of accumulated other comprehensive income (loss) and then recognized in expense over the average future service period of the affected plan.

The Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 4.0% for fiscal 2013, compared with 3.8% in fiscal 2012. For the other postretirement benefit plan, the rate is 4.5% for fiscal 2013 and 3.5% for fiscal 2012. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 5.1% for fiscal 2013. In consultation with its actuaries, the Company estimates its pension expense will decrease by $0.5 million in fiscal 2014 compared with fiscal 2013 primarily as a result of an increase in the weighted-average discount rate assumption.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2013:

Change in Assumption	Impact on Fiscal 2013 Benefits Expense	Impact on August 31, 2013 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2013 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$482	$5,954	$263
25 basis point increase in discount rate	$(433)	$(5,670)	$(253)
25 basis point decrease in expected long-term rate of return on assets	$78	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(78)	$—	$—

Stock-based Compensation

The Company grants certain types of equity awards as part of its long-term incentive compensation strategy. All such awards are expensed based on the fair value of the respective award. Fair value for awards that involve service or performance conditions for vesting is determined based on the market price on the grant date, while fair value for awards which include market conditions for vesting requires the use of a valuation model. The concept of modeling is used with such awards because observable market prices for these types of awards are not available. The modeling technique that is generally considered to most appropriately value this type of award is the Monte Carlo valuation model.

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the correlation rate of the Company’s stock price compared to peer companies and the expected rate of interest. The Company uses historical data to determine the assumptions to be used in the Monte Carlo valuation model and has no reason to believe that future data is likely to materially differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future correlation experience and future interest rates may result in a material change to the fair value of such awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the correlation rate and the interest rate, may materially affect the Company’s future stock-based compensation expense.

The awards with a market condition granted prior to fiscal 2013 are accounted for as equity awards given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards with a market condition granted in fiscal 2013 provide recipients an option to receive cash or shares of common stock upon vesting. Consequently, such awards are accounted for as liability awards and the Company remeasures these awards at fair value on a quarterly basis over the service period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $83.7 million, $99.5 million and $68.9 million for the years ended August 31, 2013, 2012 and 2011, respectively. The decrease of $15.8 million in cash provided by operations was primarily due to the decline in net income in fiscal 2013 as compared with 2012. The Company has generated $183.2 million in net cash from operations in fiscal 2013 and 2012 combined.

The Company’s cash and cash equivalents increased $10.0 million since August 31, 2012. This increase was driven primarily by cash provided from operations in fiscal 2013, coupled with proceeds from the sale of assets of $13.9 million. This was partially offset by the acquisition of ECM Plastics, Inc. for $36.8 million in cash consideration, expenditures for capital projects of $26.6 million and dividend payments of $22.9 million.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2013	August 31, 2012
Days in receivables	53	52
Days in inventory	53	50
Days in payables	48	45
Total working capital days	58	57

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2013	August 31, 2012	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$134,054	$124,031	$10,023	8.1%
Working capital, excluding cash	$241,597	$217,018	$24,579	11.3%
Long-term debt	$207,435	$174,466	$32,969	18.9%
Total debt	$215,808	$209,877	$5,931	2.8%
Net debt *	$81,754	$85,846	$(4,092)	(4.8)%
Total A. Schulman, Inc.’s Stockholders’ equity	$507,377	$501,396	$5,981	1.2%
* Total debt less cash and cash equivalents

As of August 31, 2013, 95% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 71% as of August 31, 2012. The increased percentage of cash and cash equivalents held by foreign subsidiaries as of August 31, 2013 is primarily due to increased cash balances in Europe related to the anticipated acquisition of the Perrite Group, compared to increased balances in the U.S. as of August 31, 2012 for the acquisition of ECM Plastics, Inc. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. The percentage of the Company's cash and cash equivalents held by foreign subsidiaries as of August 31, 2012 was impacted by an increase in the distribution of cash from current period earnings of the Company's European subsidiaries to the U.S.

Working capital, excluding cash, was $241.6 million as of August 31, 2013, an increase of $24.6 million from August 31, 2012. The primary reasons for the increase in working capital from August 31, 2012 included increases of $6.1 million in accounts receivable, $14.4 million in inventory, and $8.8 million in prepaid expenses and other current assets as well as the repayment of the $30.0 million Senior Notes in the United States, offset by increases in accounts payable and other accrued liabilities of $17.4 million and $11.4 million, respectively. The increase in prepaid expenses and other current assets as well as other accrued liabilities include the reclassification of assets and liabilities held for sale related to discontinued operations. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $5.7 million, inventory by $5.5 million and accounts payable by $6.5 million. The acquisition of ECM Plastics, Inc. contributed $5.6 million, $6.5 million, and $2.9 million to the increases in accounts receivable, inventory and accounts payable, respectively. Inventory was impacted as a result of increased tonnage to support the increased sales volume during the year. Accounts payable increased primarily as a result of the actions taken to extend vendor terms and the increase in inventory.

Capital expenditures for the year ended August 31, 2013 were $26.6 million compared with $34.0 million last year. Capital expenditures for fiscal year 2013 primarily related to the regular and ongoing investment in the Company's manufacturing facilities.

On September 24, 2013, the Company entered into a new $500 million Credit Agreement. Refer to Note 20 of the consolidated financial statements within this Form 10-K for further details.

Prior to entering into the new $500 million Credit Agreement, the Company operated under a Credit Agreement entered into on January 7, 2011 (the “Credit Agreement”). The Credit Agreement was between the Company, certain of its wholly-owned subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders, and had a maturity date of January 7, 2016.

The Credit Agreement provided an aggregate revolving loan facility (the “Revolving Facility”) not to exceed $300 million, comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche could be drawn in either Euros or Australian dollars. The Credit Agreement contained certain covenants that, among other things, restricted the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company was also required to maintain a minimum interest coverage ratio and could not exceed a maximum net debt leverage ratio. As of August 31, 2013, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation was reasonably possible as of August 31, 2013. The Revolving Facility was to mature on January 7, 2016 and contained an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. Outstanding borrowings under this Credit Agreement are classified as long-term debt as of August 31, 2013.

Interest rates on the Revolving Facility were based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. As of August 31, 2013, the interest rate on the Revolving Facility was 1.9%. The Company was also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility allowed for a provision which provided a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varied based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2013, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $150.0 million. Outstanding letters of credit and borrowings as of August 31, 2012 were $1.7 million and $117.0 million, respectively.

On March 1, 2006, the Company issued senior guaranteed notes ("Senior Notes") in the private placement market consisting of the following:

•
$30.0 million of Senior Notes in the United States, maturing on March 1, 2013, with a variable interest rate of LIBOR plus 80 bps (“Dollar Notes”). The Dollar Notes are classified as short-term debt in the Company's consolidated balance sheet as of August 31, 2012. The Company repaid its Dollar Notes upon maturity with existing capacity under the Revolving Facility.

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $60.0 million, as of August 31, 2013.

Repayment of the Euro Notes prior to maturity would cost approximately $8.7 million in early termination fees as of August 31, 2013.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of August 31, 2013, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2013.

Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company’s interest bearing short-term debt of $8.4 million as of August 31, 2013 had a weighted-average interest rate of approximately 10.1%. Interest bearing short-term debt as of August 31, 2012 was $35.4 million with a weighted-average interest rate of approximately 1.8%. The weighted-average interest rate as of August 31, 2012 was substantially lower due to a low interest rate on the Dollar Notes that matured and were repaid during fiscal 2013.

Below summarizes the Company’s available funds:

	As of August 31,
	2013	2012
	(In thousands)
Existing capacity:
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	56,178	48,098
Total gross available funds from credit lines and notes	$356,178	$348,098
Availability:
Credit Facility	149,024	181,299
Foreign uncollateralized short-term lines of credit	49,302	43,752
Total net available funds from credit lines and notes	$198,326	$225,051

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $156.9 million and $121.3 million as of August 31, 2013 and 2012, respectively, and issued letters of credit of $1.0 million and $1.7 million as of August 31, 2013 and 2012, respectively.

The Company’s underfunded pension liability is $101.5 million as of August 31, 2013. This amount is primarily due to an unfunded plan of $83.0 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2013, the Company paid cash dividends aggregating to $0.78 per share. The total amount of these dividends was $22.9 million. Cash flow has been sufficient to fund the payment of these dividends.

For the year ended August 31, 2013, the Company issued 64,000 shares of common stock upon the exercise of stock options and 93,000 shares of common stock were issued for restricted stock and performance share awards, net of forfeitures. The total amount received from the issuance of common stock was $1.2 million.

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

As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). As of October 10, 2011 the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common stock at an average price of $18.70 per share.

On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and repurchased 244,597 shares of common stock at an average price of $21.56 per share. In fiscal 2013, the Company repurchased 303,709 shares of common stock at an average price of $26.84 per share for a total cost of $8.1 million.

Since the inception of the 2011 Repurchase Program, the Company has acquired 2,152,285 shares at an average price of $20.20 per share. Shares valued at $56.6 million remained authorized for repurchase as of August 31, 2013.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso and Brazilian real, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of the U.S. dollar during the year ended August 31, 2013 increased the accumulated other comprehensive income (loss) account by $4.2 million which was primarily the result of a 5.0% increase in the value of the Euro from 1.261 Euros to 1 U.S. dollar as of August 31, 2012 to 1.324 as of August 31, 2013. The twelve-month average value of the Euro in fiscal 2012 of 1.310 Euros to 1 U.S. dollar increased 0.2% to 1.313 in fiscal 2013.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2013 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt(a)	$8,268	$—	$—	$—	$8,268
Long-Term Debt(a),(i)	—	207,241	—	—	207,241
Capital Lease Obligations(a)	105	100	89	5	299
Operating Lease Obligations(b)	8,489	10,777	6,382	17,526	43,174
Purchase Obligations(c)	63,526	21,774	6,673	—	91,973
Pension Obligations(d)	4,890	—	—	—	4,890
Postretirement Benefit Obligations(e)	898	1,750	1,696	4,071	8,415
Deferred Compensation Obligations(f)	200	400	150	—	750
Interest Payments(g)	7,264	13,558	7,430	289	28,541
NATPET Investment(h)	14,130	—	—	—	14,130
	$107,770	$255,600	$22,420	$21,891	$407,681

(a)
Short-term debt, long-term debt and capital lease information is provided in the Notes to the Consolidated Financial Statements. Short-term debt and long-term debt in the table above exclude capital lease obligations.

(b)	Operating lease information is provided in the Notes to the Consolidated Financial Statements.

(c)	Purchase obligations include purchase contracts and purchase orders for inventory.

(d)
Pension obligations represent future estimated pension payments to comply with local funding requirements, as well as estimated benefit payments. The projected payments beyond fiscal year 2014 are not currently determinable.

(e)	Postretirement benefit obligations represent the estimated benefit payments of the U.S. postretirement benefit plan using the plan provisions in effect as of August 31, 2013.

(f)	Deferred compensation obligations represent payments in accordance with agreements for two individuals for a ten-year period through fiscal 2018.

(g)	Interest obligations on the Company’s short and long-term debt are included assuming the outstanding debt levels and interest rates will be consistent with those as of August 31, 2013.

(h)	The NATPET investment represents the Company's commitment for an initial investment of €11 million in a joint venture agreement with NATPET of Jeddah, Saudi Arabia.

(i)	The Company's long-term debt was refinanced in September 2013 and matures in September 2018.

The Company had $5.0 million of gross unrecognized tax benefits and $1.0 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2013 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements.

The Company’s outstanding commercial commitments as of August 31, 2013 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements.

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

•	changes in customer demand and requirements;

•	effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions, joint ventures and restructuring initiatives;

•	escalation in the cost of providing employee health care;

•	uncertainties regarding the resolution of pending and future litigation and other claims;

•	the performance of the global automotive market;

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products; and

•	operating problems with our information systems as a result of system security failures such as viruses, computer "hackers" or other causes.
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

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, the U.S. portion of the outstanding Senior Notes and other floating rate debt. As of August 31, 2013, the Company had $159.2 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.4 million impact on annual interest expense from a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2013. The terms of the new credit facility entered into on September 24, 2013 include a 50 basis point rate improvement over the agreement in effect as of August 31, 2013.

Foreign Currency Exchange Risk

The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the Euro, British pound sterling, Polish zloty, Mexican peso and Brazilian real, among others.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2013 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be $1.2 million.

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
A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded ECM Plastics, Inc. from its assessment of internal control over financial reporting as of August 31, 2013, because it was acquired by the Company in a purchase business combination during 2013. We have also excluded ECM Plastics, Inc. from our audit of internal control over financial reporting. ECM Plastics, Inc. is a wholly-owned subsidiary whose total assets and total net sales represent 3.4% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2013.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 24, 2013

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$2,133,402	$2,081,272	$2,159,053
Cost of sales	1,856,168	1,805,930	1,872,561
Selling, general and administrative expenses	201,425	189,601	202,305
Restructuring expense	10,500	9,256	4,547
Asset impairment	1,873	3,392	8,150
Curtailment (gains) losses	333	(310)	—
Operating income	63,103	73,403	71,490
Interest expense	7,657	8,351	6,430
Interest income	(495)	(676)	(832)
Foreign currency transaction (gains) losses	2,426	243	1,474
Other (income) expense, net	(217)	(1,342)	(1,721)
Income from continuing operations before taxes	53,732	66,827	66,139
Provision (benefit) for U.S. and foreign income taxes	19,733	13,918	15,764
Income from continuing operations	33,999	52,909	50,375
Loss from discontinued operations, net of tax	(6,671)	(860)	(8,690)
Net income	27,328	52,049	41,685
Noncontrolling interests	(1,229)	(1,162)	(689)
Net income attributable to A. Schulman, Inc.	$26,099	$50,887	$40,996

Weighted-average number of shares outstanding:
Basic	29,260	29,389	30,978
Diluted	29,337	29,549	31,141

Basic earnings per share of common stock attributable to A. Schulman, Inc.
Income from continuing operations	$1.12	$1.76	$1.60
Loss from discontinued operations	(0.23)	(0.03)	(0.28)
Net income attributable to A. Schulman, Inc.	$0.89	$1.73	$1.32

Diluted earnings per share of common stock attributable to A. Schulman, Inc.
Income from continuing operations	$1.12	$1.75	$1.60
Loss from discontinued operations	(0.23)	(0.03)	(0.28)
Net income attributable to A. Schulman, Inc.	$0.89	$1.72	$1.32

Cash dividends per common share	$0.78	$0.72	$0.62
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Net Income	$27,328	$52,049	$41,685
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	4,174	(46,647)	42,550
Net change in net actuarial gains (losses), net of tax of $55 in 2013, $4,204 in 2012 and $4,178 in 2011	2,710	(6,200)	11,703
Net change in prior service (costs) credits, net of tax of $0	(436)	(3,171)	2,032
Other comprehensive income (loss)	6,448	(56,018)	56,285
Comprehensive income (loss)	33,776	(3,969)	97,970
Less: comprehensive income (loss) attributable to noncontrolling interests	1,074	1,072	689
Comprehensive income (loss) attributable to A. Schulman, Inc.	$32,702	$(5,041)	$97,281

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$134,054	$124,031
Accounts receivable, net	310,749	304,698
Inventories, average cost or market, whichever is lower	261,658	247,222
Prepaid expenses and other current assets	41,224	32,403
Total current assets	747,685	708,354
Property, plant and equipment, at cost:
Land and improvements	27,954	28,739
Buildings and leasehold improvements	146,647	156,951
Machinery and equipment	356,144	363,811
Furniture and fixtures	39,065	39,404
Construction in progress	7,149	14,320
Gross property, plant and equipment	576,959	603,225
Accumulated depreciation and investment grants of $441 in 2013 and $579 in 2012	366,438	377,349
Net property, plant and equipment	210,521	225,876
Other assets:
Deferred charges and other noncurrent assets	48,723	41,146
Goodwill	139,526	128,353
Intangible assets	91,887	90,038
Total other assets	280,136	259,537
Total assets	$1,238,342	$1,193,767
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$265,477	$248,069
U.S. and foreign income taxes payable	6,423	4,268
Accrued payroll, taxes and related benefits	43,072	42,275
Other accrued liabilities	48,689	37,282
Short-term debt	8,373	35,411
Total current liabilities	372,034	367,305
Long-term debt	207,435	174,466
Pension plans	98,599	92,581
Other long-term liabilities	24,657	29,324
Deferred income taxes	20,873	22,402
Total liabilities	723,598	686,078
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,094 shares in 2013 and 47,958 shares in 2012	48,094	47,958
Additional paid-in capital	263,158	259,253
Accumulated other comprehensive income (loss)	682	(5,921)
Retained earnings	574,370	571,205
Treasury stock, at cost, 18,940 shares in 2013 and 18,649 shares in 2012	(378,927)	(371,099)
Total A. Schulman, Inc.’s stockholders’ equity	507,377	501,396
Noncontrolling interests	7,367	6,293
Total equity	514,744	507,689
Total liabilities and equity	$1,238,342	$1,193,767
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2010	$47,690	$249,734	$(6,278)	$519,649	$(322,777)	$5,122	$493,140
Comprehensive income (loss)			56,285	40,996		689	97,970
Cash dividends paid, $0.62 per share				(19,389)			(19,389)
Cash distributions to noncontrolling interests						(700)	(700)
Capital contributions from noncontrolling interests						690	690
Purchase 1,011 shares of treasury stock					(22,154)		(22,154)
Issuance of treasury stock		27			172		199
Stock options exercised	52	917					969
Restricted stock issued, net of forfeitures	121	(121)					—
Redemption of common stock to cover tax withholdings	(47)	(996)					(1,043)
Amortization of restricted stock		4,623					4,623
Balance at August 31, 2011	47,816	254,184	50,007	541,256	(344,759)	5,801	554,305
Comprehensive income (loss)			(55,928)	50,887		1,072	(3,969)
Cash dividends paid, $0.72 per share				(20,938)			(20,938)
Cash distributions to noncontrolling interests						(580)	(580)
Purchase 1,463 shares of treasury stock					(26,752)		(26,752)
Issuance of treasury stock		20			412		432
Stock options exercised	51	864					915
Restricted stock issued, net of forfeitures	108	(108)					—
Redemption of common stock to cover tax withholdings	(17)	(365)					(382)
Amortization of restricted stock		4,658					4,658
Balance at August 31, 2012	47,958	259,253	(5,921)	571,205	(371,099)	6,293	507,689
Comprehensive income (loss)			6,603	26,099		1,074	33,776
Cash dividends paid, $0.78 per share				(22,934)			(22,934)
Purchase 304 shares of treasury stock					(8,091)		(8,091)
Issuance of treasury stock		93			263		356
Stock options exercised	64	1,141					1,205
Restricted stock issued, net of forfeitures	93	(93)					—
Redemption of common stock to cover tax withholdings	(21)	(375)					(396)
Amortization of restricted stock		3,139					3,139
Balance at August 31, 2013	$48,094	$263,158	$682	$574,370	$(378,927)	$7,367	$514,744

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Operating from continuing and discontinued operations:
Net income	$27,328	$52,049	$41,685
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	29,982	29,176	32,342
Amortization	11,469	9,608	7,932
Deferred tax provision	(1,401)	(14,733)	1,261
Pension, postretirement benefits and other deferred compensation	6,489	10,276	(909)
Asset impairment	5,873	3,392	8,150
Curtailment (gains) losses	333	(310)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,790	16,788	(28,564)
Inventories	(6,376)	(6,222)	(27,269)
Accounts payable	8,924	9,584	32,803
Income taxes	(320)	(4,832)	9,052
Accrued payroll and other accrued liabilities	7,728	(11,563)	(1,463)
Other assets and long-term liabilities	(8,106)	6,284	(6,074)
Net cash provided from (used in) operating activities	83,713	99,497	68,946
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(26,568)	(34,003)	(26,359)
Proceeds from the sale of assets	13,886	1,581	10,041
Business acquisitions, net of cash acquired	(36,805)	(64,918)	(15,944)
Net cash provided from (used in) investing activities	(49,487)	(97,340)	(32,262)
Financing from continuing and discontinued operations:
Cash dividends paid	(22,934)	(20,938)	(19,389)
Increase (decrease) in short-term debt	3,324	(6,339)	(2,196)
Borrowings on revolving credit facilities	264,350	188,730	250,268
Repayments on revolving credit facilities	(231,350)	(155,669)	(218,768)
Borrowings on long-term debt	558	102	3,499
Repayments on long-term debt and note	(33,263)	(3,654)	(3,614)
Payment of debt issuance costs	—	—	(2,220)
Cash distributions to noncontrolling interests	—	(580)	(700)
Issuances of stock, common and treasury	1,561	1,347	1,168
Redemptions of common stock	(396)	(382)	(1,043)
Purchases of treasury stock	(8,091)	(26,752)	(22,154)
Net cash provided from (used in) financing activities	(26,241)	(24,135)	(15,149)
Effect of exchange rate changes on cash	2,038	(9,744)	11,464
Net increase (decrease) in cash and cash equivalents	10,023	(31,722)	32,999
Cash and cash equivalents at beginning of year	124,031	155,753	122,754
Cash and cash equivalents at end of year	$134,054	$124,031	$155,753

Cash paid during the year for:
Interest	$5,487	$7,472	$5,737
Income taxes	$15,598	$26,964	$10,402
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. The Company's customers span a wide range of markets such as packaging, mobility, building and construction, electronics and electrical, agricultural, personal care and hygiene, custom services, and sports, leisure and home, among others. The Company employs approximately 3,200 people and has 33 manufacturing facilities in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

The financial position and results of operations of the Company’s foreign subsidiaries are generally measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each reporting period end. Income statement accounts are translated each month at the average rate of exchange during the month. Other comprehensive income and accumulated other comprehensive income (loss) in stockholders’ equity include translation adjustments arising from the use of different exchange rates from period to period.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2013 presentation, including discontinued operations. Refer to Note 19 of this Form 10-K for further discussion of discontinued operations.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, other intangible assets, other long-lived assets, contingencies, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, stock-based compensation, restructuring, among others. These estimates and assumptions are based on management’s judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors any factors which may have an impact and adjusts such estimates and assumptions when required. Changes in those estimates are reflected in the consolidated financial statements in the period of change.

Revenue Recognition

The Company’s accounting policy regarding revenue recognition is to recognize revenue when there is persuasive evidence of a sales agreement, the delivery of goods has occurred where both title and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collection of related billings is reasonably assured. A provision for payment discounts is recorded as a reduction of sales in the same period that the revenue is recognized.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Sales

Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacturing, distribution and tolling of product, as well as related labor, depreciation and overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Cost of sales also includes freight, packaging and warehousing.

Restructuring

The Company records restructuring costs related to the actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Employee-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time benefit arrangements, a liability is incurred and accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Restructuring charges related to accelerated depreciation and asset impairments are recorded separately within the consolidated statement of operations. See Note 15 of this Form 10-K for further discussion on restructuring charges.

Asset Impairment

Long-lived assets, except goodwill, are reviewed for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows estimated by the Company to be generated by such asset groups. If such asset groups are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value. Assets held for sale are recorded at the lower of carrying value or fair value less costs to sell. See Note 16 of this Form 10-K for further discussion on asset impairments.

Income Taxes

The Company recognizes income taxes during the period in which transactions enter into the determination of financial statement income. Accordingly, deferred taxes are provided for temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No taxes are provided on certain foreign earnings which are permanently reinvested. Accruals for uncertain tax positions are provided for in accordance with accounting rules related to uncertainty in income taxes. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 7 of this Form 10-K for further discussion on income taxes.

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These cash equivalents are primarily money-market funds and short-term time deposits. The money-market funds are rated primarily A or higher by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these cash equivalents approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2013 and 2012, the Company did not hold any short-term investments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, customer payment history and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers. See Note 3 of this Form 10-K for discussion on the allowance for doubtful accounts.

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

It is the Company’s policy to depreciate the cost of property, plant and equipment over the estimated useful lives of the assets, and for leasehold improvements over the shorter of the applicable lease term or the estimated useful life of the asset, using the straight-line method. The estimated useful lives used in the computation of depreciation are as follows:

Buildings and leasehold improvements	7	to	40	years
Machinery and equipment	5	to	10	years
Furniture and fixtures	5	to	10	years

Estimated useful lives are reviewed when certain events or operating conditions change and when appropriate, changes are made prospectively.

The cost of assets sold or otherwise disposed of is eliminated from the related accounts. Gains or losses are recognized when sales or disposals occur. Maintenance and repair costs are expensed as incurred.

Purchase Accounting, Goodwill and Other Intangible Assets

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

Goodwill is tested for impairment annually as of June 1 for all reporting units. If circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment during interim periods between annual tests. The fair value used in the analysis is established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate, perpetual growth rate, and projected future economic and market conditions.

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

Registered trademarks and tradenames	3	to	20	years
Customer related intangibles	9	to	20	years
Developed technology	10	to	15	years

See Note 4 of this Form 10-K for further discussion on goodwill and other intangible assets.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plans

The Company has several defined benefit and defined contribution pension plans, covering certain employees in the U.S. and in foreign countries. For certain plans in the U.S., pension funding is based on an amount paid to funds held in trust at an agreed rate for each hour for which employees are paid. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans. See Note 8 of this Form 10-K for further discussion on retirement plans.

Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with the applicable accounting guidance which requires all derivatives, whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The Company’s foreign exchange forward contracts are adjusted to their fair market value through the consolidated statement of operations. Gains or losses on foreign exchange forward contracts that hedge specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges. See Note 6 of this Form 10-K for further discussion on derivative instruments and hedging activities.

Stock-based Compensation

The Company accounts for stock-based compensation expense based on the fair value of the awards granted in accordance with applicable accounting guidance. The fair value of awards with service and performance conditions is based on quoted market prices of the Company’s stock on the respective grant date. The fair value of awards that include market conditions for vesting is estimating using the Monte Carlo valuation model.

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rates of interest. The Company uses historical data, corresponding to the vesting period, to determine all of the assumptions used in the Monte Carlo valuation model. The expected volatility assumption is based on historical volatility. The Company used the daily stock prices in fiscal 2013 and weekly stock prices in fiscal 2012 and 2011 to determine historical volatility. The correlation between the Company’s stock price and each of the peer companies is determined based on historical daily stock prices of the Company and each of the peer companies. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards.

Awards that are expected to settle through the issuance of the Company’s common stock are accounted for as equity-classified awards and related compensation expense is recognized based on grant date fair value over the related service period, to the extent such awards are expected to ultimately vest. Awards that may be settled in cash, at the election of the recipient, are accounted for as liability-classified awards, the fair value of such awards is remeasured at the end of each reporting period and expense is recognized over the requisite service period. The Company uses an estimate of expected forfeitures in the recognition of all stock-based compensation expense that is based on historical experience.

See Note 10 of this Form 10-K for further discussion on stock-based compensation.

Fair Value Measurement

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value under accounting principles generally accepted in the United States. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

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

See Note 6 of this Form 10-K for further discussion on fair value measurements.

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

Elian provides specialty formulated color concentrates to over 1,000 customers in end markets such as packaging, cosmetics, personal hygiene, healthcare, and pipes and tubing products that require demanding specifications. Elian offers superior quality, technology and responsiveness to its diversified customer base. The acquisition of Elian moved the Company into France’s color masterbatch market and improved the Company's product mix in the EMEA region.

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$1,624
Accounts receivable	6,897
Inventories	3,427
Prepaid expenses and other current assets	434
Property, plant and equipment	5,111
Intangible assets	27,779
Other long-term assets	20
Total assets acquired	$45,292

Accounts payable	4,907
Other accrued liabilities	3,106
Deferred income taxes	10,598
Pension plans	711
Other long-term liabilities	143
Total liabilities assumed	$19,465
Net identifiable assets acquired	$25,827
Goodwill	40,718
Net assets acquired	$66,545

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following pro forma information represents the consolidated results of the Company as if the acquisition of Elian occurred as of September 1, 2010:

	For the Years Ended August 31,
	2012	2011
	Unaudited
	(In thousands, except per share data)
Net sales	$2,097,043	$2,198,814
Net income attributable to A. Schulman, Inc.	$52,423	$43,376
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$1.77	$1.39

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Business Transactions

The following table summarizes the Company's other business transactions for the periods presented as well as the Perrite Group acquisition completed in the first quarter of fiscal 2014:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
Mash Indústria e Comércio de Compostos Plásticos LTDA	November 3, 2010	$15.2	Americas
A Brazilian masterbatch additive producer and engineered plastics compounder whose products are used in end markets such as film and packaging, automotive and appliances
Surplast S.A.	June 30, 2011	$1.1	Americas
A 51% ownership interest in an Argentinean venture, further expanding the Company’s specialty powders presence in South America
ECM Plastics, Inc.	September 4, 2012	$36.8	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics
The Perrite Group	September 2, 2013	$51.3	EMEA and APAC
A thermoplastics manufacturer with business in the custom performance colors and engineered plastics product families with operations in Malaysia, the United Kingdom and France

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts are as follows:

	For the Years Ended August 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$9,190	$9,475	$13,205
Provision	2,441	1,724	(1,495)
Write-offs, net of recoveries	(1,481)	(1,007)	(3,396)
Translation effect	284	(1,002)	1,161
Ending balance	$10,434	$9,190	$9,475

The provision in 2011 was primarily impacted by the improvement of a certain customer's financial situation in fiscal 2011, for which the Company had recorded a charge in fiscal 2010.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill are as follows:

	EMEA	Americas	Total
	(In thousands)
Balance as of August 31, 2011	$30,949	$60,804	$91,753
Acquisitions	40,718	—	40,718
Translation and other	(3,127)	(991)	(4,118)
Balance as of August 31, 2012	68,540	59,813	128,353
Acquisitions	—	9,921	9,921
Translation and other	1,726	(474)	1,252
Balance as of August 31, 2013	$70,266	$69,260	$139,526

The increase in goodwill during fiscal 2013 is due to the acquisition of ECM Plastics, Inc. Goodwill associated with this transaction is deductible for income tax purposes. Additionally, the increase in goodwill during fiscal 2012 is primarily due to the acquisition of Elian and is not deductible for income tax purposes.

The Company completed its annual impairment review of goodwill as of June 1, 2013 and noted no impairment. The Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2013.

The following table summarizes intangible assets with determinable useful lives by major category:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$85,129	$(19,605)	$65,524	$74,039	$(13,263)	$60,776
Developed technology	19,641	(5,156)	14,485	19,189	(3,258)	15,931
Registered trademarks and tradenames	15,991	(4,113)	11,878	16,344	(3,013)	13,331
Total finite-lived intangible assets	$120,761	$(28,874)	$91,887	$109,572	$(19,534)	$90,038

Amortization expense of intangible assets was $10.3 million, $8.7 million and $7.5 million for fiscal 2013, 2012 and 2011, respectively. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2013 is 12.4 years.

Estimated future amortization expense of intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2014	$9,327
2015	8,920
2016	8,470
2017	8,097
2018	7,781

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt obligations outstanding:

	As of August 31,
	2013	2012
	(In thousands)
Senior notes, LIBOR plus 80 bps, due 2013	$—	$30,000
Notes payable and other, due within one year	8,373	5,411
Short-term debt	$8,373	$35,411

Revolving credit loan, LIBOR plus applicable spread, due 2016	$150,000	$117,000
Euro notes, 4.485%, due 2016	56,626	57,130
Capital leases and other long-term debt	809	336
Long-term debt	$207,435	$174,466

On September 24, 2013, the Company entered into a new $500 million Credit Agreement. Refer to Note 20 of this Form 10-K for further details.

Prior to entering into the new $500 million Credit Agreement, the Company operated under a Credit Agreement entered into on January 7, 2011 (the “Credit Agreement”). The Credit Agreement was between the Company, certain of its wholly-owned subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, and J.P. Morgan Chase Bank Berhad, each as global agent, and other lenders, and had a maturity date of January 7, 2016.

The Credit Agreement provided an aggregate revolving loan facility (the “Revolving Facility”) not to exceed $300 million, comprised of a foreign tranche revolving loan of up to the U.S. dollar equivalent of $45 million, a Malaysian tranche revolving loan available in Malaysian ringgits of up to the U.S. dollar equivalent of $5 million and the remaining availability as a U.S. tranche revolving loan. The foreign tranche could be drawn in either Euros or Australian dollars. The Credit Agreement contained certain covenants that, among other things, restricted the Company’s ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company was also required to maintain a minimum interest coverage ratio and could not exceed a maximum net debt leverage ratio. As of August 31, 2013, the Company was not in violation of any of its covenants relating to the Revolving Facility. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation was reasonably possible as of August 31, 2013. The Revolving Facility was to mature on January 7, 2016 and contained an accordion feature that would allow the Company to increase its total debt commitment by $150 million with the same original terms and conditions, pending required approval and funding. Outstanding borrowings under this Credit Agreement are classified as long-term debt as of August 31, 2013.

Interest rates on the Revolving Facility were based on LIBOR, KLIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company’s total leverage ratio. As of August 31, 2013, the interest rate on the Revolving Facility was 1.9%. The Company was also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility allowed for a provision which provided a portion of the funds available as a short-term swing-line loan. The swing-line loan interest rate varied based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2013, the amount available under the Revolving Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $150.0 million. Outstanding letters of credit and borrowings as of August 31, 2012 were $1.7 million and $117.0 million, respectively.

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

•
€50.3 million of Senior Notes in Germany, maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $60.0 million, as of August 31, 2013. Repayment of the Euro Notes prior to maturity would cost approximately $8.7 million in early termination fees as of August 31, 2013.

The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants substantially identical to those in the $300 million Revolving Facility. As of August 31, 2013, the Company was not in violation of any of its covenants relating to the Senior Notes. The Company was well within compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2013.

Both the Revolving Facility and the Senior Notes are supported by guaranties of certain material domestic subsidiaries and pledges of up to 65% of the capital stock of certain of the Company’s directly owned foreign subsidiaries.

The Company’s interest bearing short-term debt of $8.4 million as of August 31, 2013 had a weighted-average interest rate of approximately 10.1%. Interest bearing short-term debt as of August 31, 2012 was $35.4 million with a weighted-average interest rate of approximately 1.8%. The weighted-average interest rate as of August 31, 2012 was substantially lower due to a low interest rate on the Dollar Notes that matured and were repaid during fiscal 2013.

Below summarizes the Company’s available funds:

	As of August 31,
	2013	2012
	(In thousands)
Existing capacity:
Credit Facility	$300,000	$300,000
Foreign uncollateralized short-term lines of credit	56,178	48,098
Total gross available funds from credit lines and notes	$356,178	$348,098
Availability:
Credit Facility	$149,024	$181,299
Foreign uncollateralized short-term lines of credit	49,302	43,752
Total net available funds from credit lines and notes	$198,326	$225,051

Total net available funds from credit lines and notes represents the total gross available funds from credit lines and notes less outstanding borrowings of $156.9 million and $121.3 million as of August 31, 2013 and 2012, respectively, and issued letters of credit of $1.0 million and $1.7 million as of August 31, 2013 and 2012, respectively.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2013 are as follows (in thousands):

Fiscal 2014	$8,373
2015	3,982
2016	203,359
2017	51
2018	43

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value:

	2013				2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$151	$—	$151	$—	$92	$—	$92	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,224	$—	$1,224	$—	$69	$—	$69	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$63,460	$—	$63,460	$—	$65,210	$—	$65,210	$—

Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.

The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $138.0 million and $43.0 million as of August 31, 2013 and 2012, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with credit-worthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2013 and 2012.

Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of August 31, 2013 and 2012, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $60.0 million and $60.3 million, respectively.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2013, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the years presented.

Additionally, the Company remeasures assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. During fiscal 2013, the Company remeasured the carrying value of certain facilities to fair value using comparable prices for similar assets in conjunction with restructuring initiatives. For further discussion on asset impairments, refer to Note 16 of this Form 10-K.

There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
U.S.	$(8,334)	$(4,637)	$(20,564)
Foreign	62,066	71,464	86,703
Income from continuing operations before taxes	$53,732	$66,827	$66,139

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Current taxes:
U.S.	$214	$228	$(414)
Foreign	23,210	22,927	19,902
Total current tax expense (benefit)	23,424	23,155	19,488
Deferred taxes:
U.S.	213	16	(65)
Foreign	(3,904)	(9,253)	(3,659)
Total deferred tax expense (benefit)	(3,691)	(9,237)	(3,724)
Total income tax expense (benefit)	$19,733	$13,918	$15,764

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 36.7% in 2013, 20.8% in 2012, and 23.8% in 2011 is as follows:

	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
Statutory U.S. tax rate	$18,806	35.0%	$23,389	35.0%	$23,149	35.0%
Amount of foreign taxes at less than U.S. statutory tax rate	(9,189)	(17.1)	(11,373)	(17.0)	(14,581)	(22.1)
U.S. and foreign losses with no tax benefit	5,826	10.8	1,291	1.9	4,026	6.1
U.S. restructuring and other U.S. unusual charges with no benefit	1,704	3.2	1,029	1.5	3,871	5.8
Valuation allowance charges	2,361	4.4	(2,380)	(3.6)	—	—
Establishment (resolution) of uncertain tax positions	(84)	(0.2)	1,718	2.6	(221)	(0.3)
Other	309	0.6	244	0.4	(480)	(0.7)
Total income tax expense (benefit)	$19,733	36.7%	$13,918	20.8%	$15,764	23.8%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and (liabilities) consist of the following:

	2013	2012
	(In thousands)
Pensions	$12,751	$11,761
Inventory reserves	1,136	713
Bad debt reserves	1,040	1,334
Accruals	4,831	6,499
Postretirement benefits other than pensions	5,293	6,489
Depreciation	2,036	1,789
Foreign net operating loss carryforwards	14,396	14,311
Foreign tax credit carryforwards	28,111	32,104
Alternative minimum tax carryforwards	4,452	4,452
Interest carryforwards	10,113	12,919
Other	13,898	9,657
Gross deferred tax assets	98,057	102,028
Valuation allowance	(23,252)	(50,478)
Total deferred tax assets	74,805	51,550
Depreciation	(17,232)	(18,382)
Intangibles	(25,465)	(28,046)
Unremitted foreign earnings	(26,050)	(751)
Other	(1,245)	(1,265)
Gross deferred tax liabilities	(69,992)	(48,444)
Net deferred tax assets (liabilities)	$4,813	$3,106

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets primarily in the United States, Brazil and Germany. The reduction in the valuation allowance during the year ended August 31, 2013 includes approximately $25.5 million related to the expected utilization of foreign tax credit carryforwards against the planned fiscal 2014 foreign distribution tax liability which was also recorded at August 31, 2013. Accordingly, this reduction in the valuation allowance had no net impact on net income in the year ended August 31, 2013.

As of August 31, 2013, the Company has foreign net operating loss carryforwards of $45.6 million resulting in a deferred tax asset of $14.4 million, primarily from countries with unlimited carryforward periods.

The Company has $31.1 million in foreign tax credit carryforwards that will expire in periods from 2014 to 2019. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of $3.0 million.

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

In the second quarter of fiscal 2013, the Company recorded a non-cash tax benefit of approximately $9.4 million to reserve a valuation allowance against a deferred tax asset in Germany relating to excess interest carryforward. Because of German tax legislation enacted during the second quarter of fiscal 2013 it was more-likely-than-not that this deferred tax asset would be realized causing a reversal of the valuation allowance. During fiscal 2014, the Company now expects to complete certain legal entity

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restructuring steps, which would cause a forfeiture of the interest carryforward under German tax law. Because of the expected forfeiture of the interest carryforward, it is no longer more-likely-than-not that the Company will realize a benefit for this deferred tax asset. This resulted in the re-establishment of valuation allowance against the interest carryforward in the fourth quarter of fiscal 2013.

The tax effect of temporary differences included in prepaid expenses and other current assets was $5.7 million and $10.0 million at August 31, 2013 and 2012, respectively. Deferred charges included $22.0 million and $17.5 million from the tax effect of temporary differences at August 31, 2013 and 2012, respectively. The tax effect of temporary differences included in other accrued liabilities was $1.7 million and $2.0 million at August 31, 2013 and 2012, respectively.

As of August 31, 2013, the Company’s gross unrecognized tax benefits totaled $5.0 million. If recognized, $3.7 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2013, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.

The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. from fiscal 2010 onward and in Belgium from fiscal 2011 onward. The Company is open to potential examinations from fiscal 2008 onward for most other foreign jurisdictions.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A reconciliation of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In thousands)
Beginning balance	$6,877	$4,716	$2,614
Decreases related to prior year tax positions	(1,165)	(390)	(31)
Increases related to prior year tax positions	11	2,360	1,346
Increases related to current year tax positions	308	627	677
Settlements	(1,077)	—	(101)
Lapse of statute of limitations	(228)	4	(161)
Foreign currency impact	260	(440)	372
Ending balance	$4,986	$6,877	$4,716

As of August 31, 2013, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $389.2 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

NOTE 8 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. The measurement date for all plans is August 31.

A supplemental non-qualified, non-funded pension plan for certain retired officers was adopted as of January 1, 2004. Charges to earnings are provided to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plans. In connection with this plan, the Company owns and is the beneficiary of life insurance policies that cover the estimated total cost of this plan. The cash surrender value of this insurance was $3.8 million and $3.4 million as of August 31, 2013 and 2012, respectively.

Postretirement health care and life insurance benefits are provided to certain U.S. employees that have met certain age and length of service requirements while working for the Company. The U.S. postretirement health care and life insurance ("OPEB") plan is closed to new participants.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the plan obligations and assets, the recorded liability and accumulated other comprehensive income (loss) ("AOCI") are as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In thousands)
Benefit obligation at beginning of year	$(124,948)	$(113,204)	$(13,556)	$(13,929)
Service cost	(3,838)	(2,759)	(14)	(28)
Interest cost	(4,779)	(5,099)	(450)	(607)
Participant contributions	(246)	(253)	(105)	(91)
Actuarial gain (loss)	448	(18,921)	1,994	2,819
Benefits paid	3,921	3,354	1,059	768
Business combinations	—	(710)	—	—
Curtailment gain (loss)	—	310	(358)	—
Contractual termination benefits	—	(79)	—	—
Plan amendments	(459)	—	58	(2,488)
Translation adjustment	(3,965)	12,413	—	—
Benefit obligation at end of year	$(133,866)	$(124,948)	$(11,372)	$(13,556)
Fair value of plan assets at beginning of year	$30,190	$26,090	$—	$—
Actual return on assets	1,043	4,518	—	—
Employer contributions	4,601	4,619	954	677
Participant contributions	246	253	105	91
Benefits paid	(3,921)	(3,354)	(1,059)	(768)
Translation adjustment	258	(1,936)	—	—
Fair value of plan assets at end of year	$32,417	$30,190	$—	$—
Underfunded	$(101,449)	$(94,758)	$(11,372)	$(13,556)
Classification of net amount recognized:
Accrued payroll, taxes and related benefits	$(2,850)	$(2,177)	$(880)	$(780)
Long-term liabilities	(98,599)	(92,581)	(10,492)	(12,776)
Net amount recognized	$(101,449)	$(94,758)	$(11,372)	$(13,556)
Amounts recognized in AOCI:
Net actuarial (gain) loss	$29,434	$30,134	$(1,368)	$602
Net prior service cost (credit)	323	355	(2,523)	(3,006)
Net amount recognized in AOCI	$29,757	$30,489	$(3,891)	$(2,404)
Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$(101)	$15,394	$(1,994)	$(2,819)
Prior service cost (credit)	459	—	(58)	2,488
Amortization of net actuarial loss	(1,438)	(468)	—	(171)
Amortization of prior service (cost) credit	(505)	(48)	540	731
Settlement/curtailment gain (loss)	—	310	25	—
Translation adjustment	853	(1,841)	—	—
Total change in AOCI	$(732)	$13,347	$(1,487)	$229

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(In thousands)
Service cost	$3,838	$2,759	$3,521	$14	$28	$30
Interest cost	4,779	5,099	4,820	450	607	746
Expected return on plan assets	(1,485)	(1,298)	(1,219)	—	—	—
Amortization of prior service cost (credit)	505	48	29	(540)	(731)	(542)
Recognized gains due to plan settlements	—	—	(24)	—	—	—
Contractual termination benefits	—	79	—	—	—	—
Recognized (gains) losses due to plan curtailments	—	(310)	22	333	—	—
Recognized net actuarial loss	1,438	468	1,658	—	171	198
Total net periodic benefit cost	$9,075	$6,845	$8,807	$257	$75	$432

Amounts expected to be amortized from AOCI and included in total net periodic benefit cost during the year ended August 31, 2014, are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Net actuarial loss (gain)	$1,334	$(18)
Prior service cost (credit)	28	(541)
Total	$1,362	$(559)

Selected information regarding the Company’s pension and OPEB plans is as follows:

	2013	2012
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$119,761	$113,055
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$133,806	$124,887
Accumulated benefit obligation	$119,717	$113,011
Fair value of plan assets	$32,353	$30,125
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$60	$61
Accumulated benefit obligation	$44	$44
Fair value of plan assets	$64	$65

OPEB Plan:
Accumulated benefit obligation	$11,372	$13,556
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$11,372	$13,556
Accumulated benefit obligation	$11,372	$13,556
Fair value of plan assets	$—	$—

The underfunded position of the pension plans is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2013, the Company’s German and United Kingdom pension plans are underfunded by $83.0 million and

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$8.5 million, respectively. In Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31 :	2013	2012	2011
Discount rate on pension plans	4.0%	3.8%	4.9%
Discount rate on postretirement obligation	4.5%	3.5%	4.5%
Rate of compensation increase	2.4%	2.2%	2.5%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions as of August 31 :	2013	2012	2011
Discount rate on pension plans	3.8%	4.9%	4.0%
Discount rate on postretirement obligation	3.5%	4.5%	4.5%
Return on pension plan assets	5.1%	6.4%	5.8%
Rate of compensation increase	2.2%	2.5%	2.4%
Projected health care cost trend rate	7.5%	8.0%	8.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2019	2019	2019

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

For fiscal 2014, the Company, in consultation with its actuaries, has selected a weighted-average discount rate of 4.0%, expected long-term return on plan assets of 5.2% and rate of compensation increase of 2.4% for its defined benefit pension plans. For its postretirement benefit plan, the Company has selected a discount rate of 4.5% for fiscal 2014.

Assumed health care cost trend rates have a significant effect on the amounts reported for the OPEB plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2013:

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$50	$(43)
Effect on accumulated postretirement benefit obligation	$1,044	$(911)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan weighted-average asset allocation and target allocation, by asset category are as follows:

	Plan Assets		Target Allocation
Asset Category	2013	2012	2013	2012
Equity securities	25%	27%	23%	22%
Debt securities	15%	21%	13%	13%
Fixed insurance contracts	39%	40%	31%	43%
Cash	21%	12%	33%	22%
Total	100%	100%	100%	100%

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

The fair values of the Company’s pension plan assets, all of which are for foreign plans, are as follows:

	2013				2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities	$8,080	$8,080	$—	$—	$8,217	$8,217	$—	$—
Debt securities	5,007	5,007	—	—	6,388	6,388	—	—
Fixed insurance contracts	12,435	—	—	12,435	11,946	—	—	11,946
Cash	6,822	6,822	—	—	3,572	3,572	—	—
Other	73	—	—	73	67	—	—	67
Total	$32,417	$19,909	$—	$12,508	$30,190	$18,177	$—	$12,013

The change in fair value of the Company’s pension plan assets classified as Level 3, all of which are for foreign plans, is as follows:

	2013	2012
	(In thousands)
Balance, beginning of fiscal year	$12,013	$9,669
Actual return on plan assets	(533)	3,007
Purchases, sales, issuances, and settlements, net	440	743
Foreign currency translation	588	(1,406)
Balance, end of fiscal year	$12,508	$12,013

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $4.9 million for its pension obligations and $0.9 million to its other postretirement plan in 2014. The benefit payments, which reflect expected future service, are as follows:

	Pension Benefits	OPEB Benefits
	(In thousands)
2014	$3,957	$898
2015	4,165	884
2016	4,398	867
2017	5,048	862
2018	4,957	834
Years 2019 — 2023	27,880	4,071

The Company has agreements with two retired individuals under which it is making annual payments of $0.1 million each to the two individuals or their beneficiaries through the end of fiscal 2018. A portion of the liability required for these agreements is included in current liabilities and the remainder is included in other long-term liabilities as of August 31, 2013 and 2012. In connection with these agreements, the Company owns and is the beneficiary of life insurance policies amounting to $2.0 million.

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was $2.7 million, $3.3 million and $2.6 million in 2013, 2012 and 2011, respectively.

NOTE 9 — COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Gain (Loss)	Unrecognized Gains (Losses) and Prior Service (Costs) Credits, Net	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2010	$17,390	$(23,668)	$(6,278)
Current period change	42,550	13,735	56,285
Balance as of August 31, 2011	59,940	(9,933)	50,007
Current period change	(46,557)	(9,371)	(55,928)
Balance as of August 31, 2012	13,383	(19,304)	(5,921)
Current period change	4,329	2,274	6,603
Balance as of August 31, 2013	$17,712	$(17,030)	$682

The increase in accumulated other comprehensive income in 2013 was primarily due to the increase in the value of the Euro and other currencies against the U.S. dollar. Foreign currency translation gains or losses do not have a tax effect, as such gains or losses are considered permanently reinvested. Other comprehensive income (loss) related to pensions and other postretirement benefit plans are recorded net of tax using the applicable effective tax rate.

NOTE 10 — LONG-TERM INCENTIVE COMPENSATION PLANS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of various stock-based incentive compensation awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creation Rewards Plan (“2010 Rewards Plan”) which also provides for similar grants. It has been the

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s practice to issue new shares of common stock upon stock option exercise and the vesting of other awards in these plans. As of August 31, 2013, there were 461,025 shares and 388,990 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan and the 2010 Rewards Plan, respectively.

Restricted stock awards under the 2006 and 2010 plans earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying stock award. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, certain of these awards have market or performance vesting conditions.

The following table summarizes the activity of time-based and performance-based restricted stock awards:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2012	118,395	1,010,743	$22.15	$16.90
Granted	57,990	348,030	$29.18	$29.08
Vested	(35,621)	(7,210)	$21.90	$14.03
Forfeited	(7,405)	(269,978)	$23.43	$18.61
Outstanding at August 31, 2013	133,359	1,081,585	$25.20	$20.41

Restrictions on the time-based restricted stock awards lapse at the end of a three-year period, and the awards are valued at the fair market value on the date of grant. Time-based awards have voting rights and earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the years ended August 31, 2013, 2012 and 2011 were $29.18, $22.64 and $21.46, respectively.

Performance-based awards vest based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2013 are 506,734 performance-based awards, which earn dividends throughout the vesting period, and the remaining performance-based awards which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance-based wards.

The performance-based awards in the table above include 533,376 shares which vest based on market conditions and are valued based upon a Monte Carlo valuation model. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria was considered when calculating the estimated fair market value using a Monte Carlo valuation model. The awards granted prior to fiscal 2013 are accounted for as equity awards with market conditions given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards granted in fiscal 2013 provide recipients an option to receive cash or shares of common stock upon vesting. As such, the fiscal 2013 awards are accounted for as liability awards with a market condition, and the Company will remeasure these awards at fair value on a quarterly basis over the service period.

The fair values of the performance-based awards granted during fiscal 2013, 2012 and 2011 were estimated using a Monte Carlo valuation model using the following assumptions:

	2013(a)	2012(b)	2011(b)
Dividend yield	—%	3.00%	2.91%
Expected volatility	35.00%	43.00%	47.00%
Risk-free interest rate	0.77%	0.42%	1.05%
Correlation	56.00%	61.00%	60.00%
(a) Assumptions as of August 31, 2013 related to liability classified awards
(b) Weighted average grant date assumptions related to equity classified awards

The fair value of the remaining 548,209 performance-based awards in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying such performance-based

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") in relation to an internal targeted ROIC over a three-year period.

The weighted-average grant date fair value of the performance-based awards granted in fiscal 2013, 2012 and 2011 were $29.08, $17.71 and $14.84 per share, respectively.

A summary of stock option activity is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2012	86,955	$18.61
Granted	—	$—
Exercised	(64,453)	$18.71
Forfeited and expired	(3,500)	$13.99
Outstanding at August 31, 2013	19,002	$19.13
Exercisable at August 31, 2013	19,002	$19.13

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of August 31, 2013 was $0.1 million with a remaining term for options outstanding and exercisable of 1.3 years. The total intrinsic value of options exercised as of August 31, 2013, 2012, and 2011 was $0.6 million, $0.4 million and $0.3 million, respectively. All outstanding and exercisable stock options are fully vested as of August 31, 2013. The Company did not grant stock options in fiscal years 2013, 2012 or 2011.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to nonvested stock-based compensation arrangements as of August 31, 2013 was $6.9 million. This cost is expected to be recognized over a weighted-average period of 1.4 years.

The Company made cash payments of $0.2 million, $0.3 million and $2.5 million for cash-settled restricted stock units and cash-based awards during fiscal 2013, 2012 and 2011, respectively.

During fiscal 2013 and 2012, the Company granted non-employee directors 27,860 shares and 37,300 shares of unrestricted common stock, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2013, 2012 and 2011. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from long-term incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Time-based awards and performance-based awards	$2,454	$3,813	$3,832
Board of Directors unrestricted awards	850	845	791
Cash-settled restricted stock units	—	—	817
Total long-term incentive compensation	$3,304	$4,658	$5,440

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents are exercised and also the impact of restricted stock awards expected to vest, which combined would then share in the earnings of the Company.

The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Weighted-average shares outstanding:
Basic	29,260	29,389	30,978
Incremental shares from equity awards	77	160	163
Diluted	29,337	29,549	31,141

In fiscal years 2013, 2012, and 2011 there were 21,000, 36,000, and 118,000, respectively, of equivalent shares related to stock-based compensation arrangements that were excluded from diluted weighted-average shares outstanding because inclusion would have been anti-dilutive.

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance. As of August 31, 2013, no shares of special stock are outstanding.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASES

The Company leases certain equipment, buildings, transportation vehicles and computer equipment. Total rental expense was $12.7 million in 2013, $10.4 million in 2012 and $9.7 million in 2011. The approximate future minimum rental commitments for non-cancelable operating leases, excluding obligations for taxes and insurance are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2014	$8,489
2015	6,501
2016	4,276
2017	3,517
2018	2,865
2019 and thereafter	17,526
Total minimum rental commitments	$43,174

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

Below the Company presents net sales to unaffiliated customers by segment:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
EMEA	$1,405,882	$1,403,151	$1,533,993
Americas	600,824	558,910	516,814
APAC	126,696	119,211	108,246
Total net sales to unaffiliated customers	$2,133,402	$2,081,272	$2,159,053

Below the Company presents gross profit by segment:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
EMEA	$175,297	$171,768	$197,171
Americas	81,315	84,282	71,698
APAC	22,345	19,969	18,230
Total segment gross profit	278,957	276,019	287,099
Inventory step-up	(138)	(677)	(607)
Accelerated depreciation and restructuring related	(1,585)	—	—
Total gross profit	$277,234	$275,342	$286,492

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
EMEA	$67,320	$71,849	$86,663
Americas	28,351	28,872	14,032
APAC	12,108	10,908	10,617
Total segment operating income	107,779	111,629	111,312
Corporate and other	(24,926)	(23,786)	(25,106)
Costs related to acquisitions	(2,661)	(1,425)	(1,412)
Restructuring related	(13,687)	(9,256)	(4,547)
Accelerated depreciation	(1,058)	—	—
Asset impairment	(1,873)	(3,392)	(8,150)
Curtailment gain (loss)	(333)	310	—
Inventory step-up	(138)	(677)	(607)
Operating income	63,103	73,403	71,490
Interest expense, net	(7,162)	(7,675)	(5,598)
Foreign currency transaction gains (losses)	(2,426)	(243)	(1,474)
Other income (expense), net	217	1,342	1,721
Income from continuing operations before taxes	$53,732	$66,827	$66,139

The following table summarizes identifiable assets by segment:

	As of August 31,
	2013	2012	2011
	(In thousands)
EMEA	$735,684	$677,066	$737,698
Americas	413,438	426,963	408,714
APAC	89,220	89,738	93,575
Total identifiable assets	$1,238,342	$1,193,767	$1,239,987

The following tables summarize depreciation and amortization and capital expenditures by segment:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Depreciation and amortization expense:
EMEA	$18,072	$17,534	$18,522
Americas	19,481	17,531	17,810
APAC	3,898	3,719	3,942
Total depreciation and amortization expense	$41,451	$38,784	$40,274
Capital expenditures:
EMEA	$9,157	$11,383	$12,541
Americas	15,038	17,725	12,328
APAC	2,373	4,895	1,490
Total capital expenditures	$26,568	$34,003	$26,359

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
Net sales:
United States	$383,964	$358,376	$337,423
Germany	536,833	571,876	617,266
France	221,521	196,103	204,878
Other international	991,084	954,917	999,486
Total net sales	$2,133,402	$2,081,272	$2,159,053

	As of August 31,
	2013	2012	2011
	(In thousands)
Long lived assets:
United States	$70,197	$76,699	$74,102
Germany	23,316	23,020	27,680
France	21,854	22,832	21,744
Other international	95,154	103,325	110,774
Total long lived assets	$210,521	$225,876	$234,300

Globally, the Company operates primarily in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The amount and percentage of consolidated net sales for these product families are as follows:

	2013		2012		2011
	(In thousands, except for %’s)
Masterbatch solutions	$745,237	35%	$750,531	36%	$766,078	35%
Engineered plastics	557,364	26	547,090	26	546,964	25
Distribution services	359,376	17	343,091	16	393,225	18
Specialty powders	311,699	15	314,965	16	338,458	17
Custom performance colors	159,726	7	125,595	6	114,328	5
Total consolidated net sales	$2,133,402	100%	$2,081,272	100%	$2,159,053	100%

NOTE 14 — RESEARCH AND DEVELOPMENT

The research and development of new products and the improvement of existing products are important to the Company to continuously improve its product offerings. New product innovation is a term used to describe the new product development process, beginning with the generation of new innovative ideas through their development into new products which we will commercialize into the market. The Company has a team of individuals with varied backgrounds to lead its new product innovation, putting an aggressive global focus on the Company’s research and development activities. New product innovation is a key component of the Company's growth strategy. Research and development expenditures were $5.3 million, $2.7 million and $2.4 million in fiscal years 2013, 2012 and 2011, respectively. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 15 — RESTRUCTURING

Fiscal 2013 Restructuring Plans

Americas Reorganization Plan

In the fourth quarter of fiscal 2013, the Company conducted restructuring activities primarily in Mexico and Grand Junction, Tennessee to better align capacity with demand. As part of this restructuring, the Company planned to reduce headcount in the Americas by approximately 85, of which the majority of reductions occurred during the year ended August 31, 2013. The Company recorded $1.5 million of pretax employee-related restructuring costs in the fourth quarter of fiscal 2013, of which $0.6 million remain accrued as of August 31, 2013. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

Brazil Consolidation Plan

During fiscal 2013, the Company initiated restructuring activities to consolidate two of its three existing leased manufacturing facilities in Brazil. Manufacturing activities at the existing two facilities in the State of Sao Paulo, Brazil will be relocated by the end of the second quarter of fiscal 2014 to a new facility. The Company offered eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in fiscal 2013. Partially offsetting this reduction of headcount will be the addition of approximately 35 associates at the Company's new Brazil manufacturing facility, including associate transfers and new hires. During fiscal 2013, the Company recorded $1.6 million of pretax employee-related restructuring costs, of which $0.2 million remain accrued as of August 31, 2013. Additionally, the Company recorded $0.7 million of accelerated depreciation included in cost of sales during the year ended August 31, 2013. The Company expects to recognize additional pretax employee-related and other cash charges of approximately $1.0 million during fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

EMEA Reorganization Plan

In fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and customer needs in the challenging economic environment in Europe. As part of this restructuring, the EMEA regional team planned to reduce headcount by approximately 45, of which the majority of the reductions occurred during the year ended August 31, 2013. The Company recorded $6.4 million of pretax employee-related restructuring costs during fiscal 2013. As of August 31, 2013, the

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has a balance of $2.8 million accrued for employee-related costs related to this plan. The Company expects to recognize additional pretax employee-related cash charges of approximately $0.3 million during fiscal 2014. Cash payments associated with this plan are expected to occur through the second quarter of fiscal 2016 as the plan is completed.

Bellevue, Ohio Facility Plan

In the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded $0.3 million of pretax employee-related costs and other restructuring expenses during the year ended August 31, 2013. Additionally, the Company recorded $0.4 million of accelerated depreciation associated with this plan during fiscal 2013. The Company expects no further charges and has no remaining accrual as of August 31, 2013 related to this plan as it is considered complete.

Fiscal 2012 Restructuring Plans

Masterbatch Reorganization Plan

Effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As a result, the Company reduced headcount in the EMEA and APAC segments in the fourth quarter of fiscal 2012. The Company recorded minimal charges related to this plan during fiscal 2013 and $2.3 million of pretax employee-related restructuring costs in fiscal 2012, of which the majority was related to the EMEA segment. As of August 31, 2013, the Company has a balance of $1.3 million accrued related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.

EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded $0.3 million and $4.7 million of pretax employee-related restructuring costs during fiscal 2013 and 2012, respectively. As of August 31, 2013, the Company has a balance of $0.2 million accrued for employee-related costs related to this plan. The Company expects minimal employee-related charges related to this plan during fiscal 2014. Cash payments associated with this plan are expected to occur through fiscal 2014 as the plan is completed.

Fiscal 2011 Restructuring Plans

Americas Engineered Plastics Plan

On August 25, 2011, the Company announced that it would close the Nashville, Tennessee facility and move production to existing facilities in order to optimize the use of capacity and capitalize on growth opportunities. As of the end of February 2012, the Nashville facility ceased production and the Company reduced headcount by approximately 70, with the majority of the reductions occurring in the second quarter of fiscal 2012. The Company recorded minimal charges during fiscal 2013 and $1.6 million and $1.1 million of pretax employee-related restructuring expense during fiscal 2012 and 2011, respectively. As of August 31, 2013, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan. The Company expects minimal charges related to this plan to be recognized into fiscal 2014. Cash payments associated with this plan are expected to occur through early fiscal 2014 as the plan is completed. During the third quarter of fiscal 2013, the Company sold the Nashville, Tennessee facility which resulted in a minimal impact on the Company's consolidated financial results.

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

The Company recorded pretax restructuring expense of $0.5 million during fiscal 2012 primarily related to other restructuring costs. In fiscal 2011, the Company recorded pretax restructuring expense of $2.4 million primarily for employee-related and other

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restructuring costs. The Company had no charges in fiscal 2013 and has no remaining accrual as of August 31, 2013 related to this plan as it is considered complete.

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Accrual Balance August 31, 2011			Accrual Balance August 31, 2012			Accrual Balance August 31, 2013
		Fiscal 2012 Charges	Fiscal 2012 Paid		Fiscal 2013 Charges	Fiscal 2013 Paid
	(In thousands)
Employee-related costs	$3,322	$7,581	$(7,379)	$3,524	$8,669	$(6,747)	$5,446
Other costs	403	1,675	(1,697)	381	1,831	(1,812)	400
Translation effect	70	—	—	(539)	—	—	(497)
Restructuring charges	$3,795	$9,256	$(9,076)	$3,366	$10,500	$(8,559)	$5,349

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2013	2012	2011
	(In thousands)
EMEA	$6,704	$7,531	$2,834
Americas	3,616	1,603	1,713
APAC	180	122	—
Total	$10,500	$9,256	$4,547

NOTE 16 — ASSET IMPAIRMENTS

The Company recorded $1.9 million, $3.4 million and $8.1 million in pretax asset impairment charges during the years ended August 31, 2013, 2012 and 2011, respectively.

During fiscal 2013, the Company recorded $0.4 million in asset impairments related to the reduction of the carrying value of its facility in Oyonnax, France at estimated fair value of $0.7 million, which is held for sale as of August 31, 2013. The disposal value of this facility was determined as the estimated sales value of the facility less the estimated costs to sell based on information provided by a third-party real estate valuation source using the market approach.

Additionally in fiscal 2013, the Company reduced the carrying value of its facility in Verolanuova, Italy, which is held for sale as of August 31, 2013, at estimated fair value of $1.3 million, resulting in a pretax impairment charge of $1.4 million. The estimated fair value was determined based on a third-party purchase offer less associated costs to sell. In addition, the Company recorded a pretax impairment charge of $2.7 million in fiscal 2012 related to the Verolanuova, Italy facility.

In fiscal 2012, as a result of the Americas Engineered Plastics restructuring initiative, the Company reduced the carrying value of its facility, machinery and equipment in Nashville, Tennessee to its combined fair value of $3.8 million. The disposal value of the facility was determined as the estimated sales value of the assets less the costs to sell based on information provided by a third-party real estate valuation source. The disposal value of machinery and equipment to be sold or disposed of was determined based on estimated salvage value. The Company recorded pretax impairment charges of $0.5 million and $6.2 million in fiscal 2012 and 2011, respectively, primarily related to real estate, machinery and equipment at the Nashville, Tennessee facility. During fiscal 2013, the Company sold the Nashville, Tennessee facility which resulted in a minimal impact on the Company's consolidated financial results.

In fiscal 2011, a long-lived asset related to the closure of the Polybatch Color Center located in Sharon Center, Ohio was written down to its then estimated fair value of $2.0 million resulting in an asset impairment charge of $1.9 million. The estimated fair value was determined based on a third-party purchase offer less associated costs to sell.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 19 of this Form 10-K for the discussion on impairment charges included in discontinued operations.

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

As part of the 2011 Repurchase Program, on May 12, 2011, the Company entered into a one-year $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Repurchase Plan”). As of October 10, 2011 the Company fulfilled the Repurchase Plan by repurchasing a cumulative 1,603,979 shares of its common at an average price of $18.70 per share.

On November 28, 2011, the Company entered into a new 18-month $30 million share repurchase plan established under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under this plan are subject to specific parameters and contain certain price and volume constraints. In the fourth quarter of fiscal 2012, the Company increased this share repurchase plan to $70 million, the remaining amount under the 2011 Repurchase Program, and also repurchased 244,597 shares of common stock at an average price of $21.56 per share. In fiscal 2013, the Company repurchased 303,709 shares of common stock at an average price of $26.84 per share for a total cost of $8.1 million.

Since the inception of the 2011 Repurchase Program, the Company has acquired 2,152,285 shares at an average price of $20.20 per share. Shares valued at $56.6 million remained authorized for repurchase as of August 31, 2013.

NOTE 19 — DISCONTINUED OPERATIONS

In May 2013, the Company announced plans to sell its rotational compounding business in Australia. The Company completed the sale of all of the fixed and intangible assets for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and have been reclassified to discontinued operations for all of the periods presented. Additionally, the assets and liabilities of this business are classified as held for sale in the Company's consolidated balance sheet as of August 31, 2013 and are included in prepaid expenses and other current assets and other accrued liabilities, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes select financial information included in net earnings from discontinued operations:

	Year ended August 31,
	2013	2012	2011
	(In thousands)
Net sales	$30,009	$25,482	$33,394
Loss from discontinued operations, net of tax	$(6,671)	$(860)	$(8,690)

The results for fiscal 2013 include an impairment charge of $4.0 million which represented the difference between the estimated fair market value and the carrying value of the net assets. The estimated fair value was determined based on the expected sale price. The results for fiscal 2011 include restructuring charges of $3.6 million.

Income taxes were minimal for all periods presented. Additionally, assets and liabilities of discontinued operations were not considered significant.

NOTE 20 — SUBSEQUENT EVENTS

The Perrite Group Acquisition

On September 2, 2013, the Company acquired the Perrite Group ("Perrite"), a thermoplastics manufacturing business with operations in Malaysia, the United Kingdom and France for $51.3 million, net of cash. Perrite has manufactured and distributed thermoplastic compounds for the electrical, automotive and industrial markets for more than 35 years, offering a broad portfolio of standard and custom compounded polymer products. Perrite employs approximately 220 people among the three facilities. Additionally, Perrite holds leading positions in attractive target markets such as electronics, appliances and niche automotive, and offers well-established and respected brands and global customers while maintaining a strong track record of profitable growth. The acquisition of the Perrite Group provides the opportunity to expand the custom performance colors and engineered plastics business in the APAC region and the manufacturing facility in Malaysia will enhance the Company's ability to serve key customers in the region, as well as globally. Additionally, the acquisition provides an opportunity to leverage the Company's broader portfolio of products through our successful color and niche engineered plastics business in the EMEA region.

Credit Facility

On September 24, 2013 the Company entered into a new $500 million Credit Agreement with certain relationship banks. The agreement consists of a $300 million credit facility and a $200 million term loan, replacing a previous $300 million revolving credit facility which was scheduled to expire in January 2016. The new credit facility includes improved terms and covenants and a 50 basis point interest rate reduction over the previous revolving credit facility and expires in September 2018.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov 30, 2012	Feb 28, 2013	May 31, 2013	Aug 31, 2013	Aug 31, 2013
	Unaudited
	(In thousands, except per share data)
Net sales	$532,085	$515,440	$548,589	$537,288	$2,133,402
Gross profit	$70,189	$61,992	$72,823	$72,230	$277,234
Income (loss) from continuing operations	$12,142	$12,306	$10,313	$(762)	$33,999
Income (loss) from discontinued operations, net of tax	3	(282)	(4,821)	(1,571)	(6,671)
Net income (loss)	12,145	12,024	5,492	(2,333)	27,328
Noncontrolling interests	(366)	(239)	(275)	(349)	(1,229)
Net income (loss) attributable to A. Schulman, Inc.	$11,779	$11,785	$5,217	$(2,682)	$26,099

Basic earnings (losses) per share of common stock attributable to A. Schulman, Inc.(a)
Income (loss) from continuing operations	$0.40	$0.41	$0.34	$(0.04)	$1.12
Loss from discontinued operations	—	(0.01)	(0.16)	(0.05)	(0.23)
Net income (loss) attributable to A. Schulman, Inc.	$0.40	$0.40	$0.18	$(0.09)	$0.89

Diluted earnings (losses) per share of common stock attributable to A. Schulman, Inc.(a)
Income (loss) from continuing operations	$0.40	$0.41	$0.34	$(0.04)	$1.12
Loss from discontinued operations	—	(0.01)	(0.16)	(0.05)	(0.23)
Net income (loss) attributable to A. Schulman, Inc.	$0.40	$0.40	$0.18	$(0.09)	$0.89

Certain items included in income from continuing operations, net of tax are as follows:
Asset write-downs(b)	$626	$404	$1,386	$367	$2,783
Costs related to acquisitions(c)	312	642	890	691	2,535
Restructuring related costs(d)	1,762	1,320	2,472	5,577	11,131
Inventory step-up(e)	138	—	—	—	138
Tax charges (benefits)(f)	—	(6,160)	(17)	10,595	4,418
Total	$2,838	$(3,794)	$4,731	$17,230	$21,005

(a)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(b)
Asset write-downs include charges primarily related to the write-down of the facility in Oyonnax, France and the facility in Verolanuova, Italy during fiscal 2013. Refer to Note 16 of this Form 10-K for further discussion.

(c)	Costs related to acquisitions include professional, legal and other expenses associated with the acquisitions of ECM, the Perrite Group and other potential acquisitions.

(d)
Restructuring related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs and charges related to the reorganization of the legal entity structure. Refer to Note 15 of this Form 10-K for further discussion.

(e)	Inventory step-up relates to the ECM acquisition.

(f)	Tax charges (benefits) include the effect of the adjustment to the German and Brazilian valuation allowances in fiscal 2013.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended				Year Ended
	Nov 30, 2011	Feb 29, 2012	May 31, 2012	Aug 31, 2012	Aug 31, 2012
	Unaudited
	(In thousands, except per share data)
Net sales	$510,276	$490,241	$563,071	$517,684	$2,081,272
Gross profit	$68,758	$64,071	$76,055	$66,458	$275,342
Income from continuing operations	$13,993	$9,458	$17,568	$11,890	$52,909
Loss from discontinued operations, net of tax	(30)	(168)	(320)	(342)	(860)
Net income	13,963	9,290	17,248	11,548	52,049
Noncontrolling interests	(381)	(217)	(252)	(312)	(1,162)
Net income attributable to A. Schulman, Inc.	$13,582	$9,073	$16,996	$11,236	$50,887

Basic earnings per share of common stock attributable to A. Schulman, Inc.(g)
Income from continuing operations	$0.46	$0.31	$0.59	$0.39	$1.76
Loss from discontinued operations	—	—	(0.01)	(0.01)	(0.03)
Net income attributable to A. Schulman, Inc.	$0.46	$0.31	$0.58	$0.38	$1.73

Diluted earnings per share of common stock attributable to A. Schulman, Inc.(g)
Income from continuing operations	$0.46	$0.31	$0.59	$0.39	$1.75
Loss from discontinued operations	—	—	(0.02)	(0.01)	(0.03)
Net income attributable to A. Schulman, Inc.	$0.46	$0.31	$0.57	$0.38	$1.72

Certain items included in income from continuing operations, net of tax are as follows:
Asset write-downs(h)	$—	$—	$1,917	$613	$2,530
Costs related to acquisitions(i)	190	615	147	359	1,311
Restructuring related costs(j)	2,280	1,068	1,556	1,767	6,671
Inventory step-up(k)	—	398	53	—	451
Tax charges (benefits)(l)	(747)	40	(260)	100	(867)
Total	$1,723	$2,121	$3,413	$2,839	$10,096

(g)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(h)
Asset write-downs include charges primarily related to the write-down of the facility in Verolanuova, Italy during the third quarter of fiscal 2012 and the facility in Nashville, Tennessee during the fourth quarter of fiscal 2012. Refer to Note 16 of this Form 10-K for further discussion.

(i)	Costs related to acquisitions include professional, legal and other expenses associated with the acquisitions of Elian, ECM and other potential acquisitions.

(j)
Restructuring includes charges related to the EMEA operations and back-office plan, the Masterbatch reorganization plan, the Americas engineered plastics plan, and the Italy plan. Refer to Note 15 of this Form 10-K for further discussion.

(k)	Inventory step-up relates to the Elian SAS acquisition.

(l)	Tax charges (benefits) include the effect of the adjustment to the Italian valuation allowance in fiscal 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the first quarter of fiscal 2013, the Company acquired ECM Plastics, Inc. The scope of the Company's assessment of the effectiveness of internal control over financial reporting did not include ECM Plastics, Inc. The total assets and total net sales for ECM Plastics, Inc. represented 3.4% and 1.7%, respectively, of the Company's consolidated financial statement amounts as of and for the year ended August 31, 2013. This exclusion is in accordance with the SEC's general guidance that as an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2013.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2013 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of ECM Plastics, Inc., which was acquired during fiscal year 2013. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of the acquisition.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company
The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 12, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal One — Election of Directors” in the Company’s definitive proxy statement relating to the 2013 Annual Meeting to be filed with the Commission (the “2013 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement.
Code of Conduct
The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2013 Proxy Statement.
Procedures for Recommending Directors Nominees
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in the Company’s 2013 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive proxy materials for the 2012 Annual Meeting of Stockholders held on December 13, 2012.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2013 Proxy Statement.
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2013 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the Company’s 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2013 Proxy Statement.
The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2013 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements:
(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	89
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

10.10*	Non-Employee Directors’ Compensation (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.)
10.11*	The Company’s 2013 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2012).
10.12*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).
10.13*
Form of 2011Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.14*
Form of Time-Based Restricted Stock Unit Agreement for Foreign Employees (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.15*
Form of 2011 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.16*
Form of 2011 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.17*
Form of 2011 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.18*
Form of 2011 Performance Unit Award Agreement (ROIC) for Foreign Employees (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.19*
Form of 2011 Performance Unit Award Agreement (TSR) for Foreign Employees (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011).

10.20*
Form of 2012 Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.21*
Form of 2012 Time-Based Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.22*
Form of 2012 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.23*
Form of 2012 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.24*
Form of 2012 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.25*
Form of 2012 Performance Unit Award Agreement (ROIC) for Foreign Employees (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.26*
Form of 2012 Performance Unit Award Agreement (TSR) for Foreign Employees (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.27*
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated November 23, 2011 (Registration No. 333-178159)).

10.28*
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, dated May 19, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

10.29*	Form of A. Schulman, Inc. Change-in-Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).
10.30*
Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, dated June 10, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2011).

10.31
Joint Venture Agreement between A. Schulman, Inc. and National Petrochemical Industrial Company of Jeddah, Saudi Arabia dated June 9, 2012 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

10.32*
Form of 2013 Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.33*
Notice of 2013 Restricted Stock Unit Award for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.34*	Form of 2013 Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.35*	Notice of 2013 Restricted Stock Award for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).
10.36*
Form of 2013 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.37
Credit Agreement, dated September 24, 2013 by and among A. Schulman, Inc., A. Schulman International Services BVBA and A. Schulman Plastics BVBA, and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, the lenders named in the Credit Agreement. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2013).

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
See subparagraph (a)(2) above

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule F-1

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Other	Translation adjustment	Balance at close of period
	(In thousands)
Valuation allowance — deferred tax assets
Year Ended August 31, 2013	$50,478	$(27,226)	$—	$—	$—	$23,252
Year Ended August 31, 2012	$60,578	$(10,100)	$—	$—	$—	$50,478
Year Ended August 31, 2011	$52,685	$7,893	$—	$—	$—	$60,578

The reduction in the valuation allowance during the year ended August 31, 2013 includes approximately $25.5 million related to the expected utilization of foreign tax credit carryforwards against the planned fiscal 2014 foreign distribution tax liability which was also recorded at August 31, 2013. Accordingly, this reduction in the valuation allowance had no net impact on net income in the year ended August 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. SCHULMAN, INC.
		By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski, Vice President, Chief Financial Officer (Signing as the Principal Financial Officer of Registrant)

Date:	October 24, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo	Chairman, President and Chief Executive Officer (Director and Principal Executive Officer)	October 24, 2013
Joseph M. Gingo

/s/ Joseph J. Levanduski	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 24, 2013
Joseph J. Levanduski

/s/ Eugene R. Allspach*	Director	October 24, 2013
Eugene R. Allspach

/s/ Gregory T. Barmore*	Director	October 24, 2013
Gregory T. Barmore

/s/ David G. Birney*	Director	October 24, 2013
David G. Birney

/s/ Howard R. Curd*	Director	October 24, 2013
Howard R. Curd

/s/ Michael A. McManus, Jr.*	Director	October 24, 2013
Michael A. McManus, Jr.

/s/ Lee D. Meyer*	Director	October 24, 2013
Lee D. Meyer

/s/ James A. Mitarotonda*	Director	October 24, 2013
James A. Mitarotonda

/s/ Ernest J. Novak, Jr.*	Director	October 24, 2013
Ernest J. Novak, Jr.

/s/ Dr. Irvin D. Reid*	Director	October 24, 2013
Dr. Irvin D. Reid

/s/ John B. Yasinsky*	Director	October 24, 2013
John B. Yasinsky

*
The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo Attorney-in-Fact
October 24, 2013