Form 10-Q
period 2013-11-30
SCHULMAN A INC
filed 2014-01-06
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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
Number of shares of common stock, $1.00 par value, outstanding as of December 30, 2013 – 29,016,761

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosure about Market Risk	25
Item 4	Controls and Procedures	25
PART II — OTHER INFORMATION
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6	Exhibits	27
	SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended November 30,
	2013	2012
	Unaudited (In thousands, except per share data)
Net sales	$585,397	$532,085
Cost of sales	506,289	461,896
Selling, general and administrative expenses	57,398	49,838
Restructuring expense	1,778	1,937
Asset impairment	—	498
Curtailment (gain) loss	—	333
Operating income	19,932	17,583
Interest expense	2,191	1,768
Interest income	(62)	(207)
Foreign currency transaction (gains) losses	682	579
Other (income) expense, net	(78)	(136)
Income from continuing operations before taxes	17,199	15,579
Provision (benefit) for U.S. and foreign income taxes	4,568	3,437
Income from continuing operations	12,631	12,142
Income (loss) from discontinued operations, net of tax	2,655	3
Net income	15,286	12,145
Noncontrolling interests	(215)	(366)
Net income attributable to A. Schulman, Inc.	$15,071	$11,779

Weighted-average number of shares outstanding:
Basic	29,017	29,217
Diluted	29,205	29,412

Basic earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.43	$0.40
Income (loss) from discontinued operations	0.09	—
Net income attributable to A. Schulman, Inc.	$0.52	$0.40

Diluted earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.43	$0.40
Income (loss) from discontinued operations	0.09	—
Net income attributable to A. Schulman, Inc.	$0.52	$0.40

Cash dividends per common share	$0.200	$0.195

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended November 30,
	2013	2012
	Unaudited (In thousands)
Net income	$15,286	$12,145
Other comprehensive income (loss):
Foreign currency translation gains (losses)	11,868	8,470
Unrecognized net actuarial gains (losses) and prior service (costs) credits, net of tax	119	777
Other comprehensive income (loss)	11,987	9,247
Comprehensive income (loss)	27,273	21,392
Less: comprehensive income (loss) attributable to noncontrolling interests	185	325
Comprehensive income (loss) attributable to A. Schulman, Inc.	$27,088	$21,067

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	August 31, 2013
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94,803	$134,054
Accounts receivable, less allowance for doubtful accounts of $10,760 at November 30, 2013 and $10,434 at August 31, 2013	359,383	310,749
Inventories, lower of average cost or market	308,593	261,658
Prepaid expenses and other current assets	42,965	41,224
Total current assets	805,744	747,685
Property, plant and equipment, at cost:
Land and improvements	29,452	27,954
Buildings and leasehold improvements	154,077	146,647
Machinery and equipment	382,520	356,144
Furniture and fixtures	40,091	39,065
Construction in progress	11,008	7,149
Gross property, plant and equipment	617,148	576,959
Accumulated depreciation	386,942	366,438
Net property, plant and equipment	230,206	210,521
Deferred charges and other noncurrent assets	51,610	48,723
Goodwill	154,825	139,526
Intangible assets, net	109,979	91,887
Total assets	$1,352,364	$1,238,342
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$327,090	$265,477
U.S. and foreign income taxes payable	7,514	6,423
Accrued payroll, taxes and related benefits	45,138	43,072
Other accrued liabilities	51,049	48,689
Short-term debt	21,685	8,373
Total current liabilities	452,476	372,034
Long-term debt	211,425	207,435
Pension plans	102,553	98,599
Deferred income taxes	23,954	20,873
Other long-term liabilities	25,854	24,657
Total liabilities	816,262	723,598
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,097 shares at November 30, 2013 and 48,094 shares at August 31, 2013	48,097	48,094
Additional paid-in capital	264,212	263,158
Accumulated other comprehensive income (loss)	12,699	682
Retained earnings	583,526	574,370
Treasury stock, at cost, 18,977 shares at November 30, 2013 and 18,940 shares at August 31, 2013	(379,984)	(378,927)
Total A. Schulman, Inc.’s stockholders’ equity	528,550	507,377
Noncontrolling interests	7,552	7,367
Total equity	536,102	514,744
Total liabilities and equity	$1,352,364	$1,238,342

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2013	2012
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$15,286	$12,145
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	7,865	7,485
Amortization	3,244	2,871
Deferred tax provision	(693)	(1,502)
Pension and other postretirement benefits	2,550	2,068
Asset impairment	—	498
Curtailment (gain) loss	—	333
Gain on sale of assets from discontinued operations	(3,028)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,681)	(6,133)
Inventories	(25,936)	(18,803)
Accounts payable	24,826	11,615
Income taxes	765	1,700
Accrued payroll and other accrued liabilities	1,239	3,515
Other assets and long-term liabilities	(3,618)	(5,449)
Net cash provided from (used in) operating activities	9,819	10,343
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(9,601)	(4,811)
Proceeds from the sale of assets	3,087	7,689
Business acquisitions, net of cash	(51,322)	(36,360)
Net cash provided from (used in) investing activities	(57,836)	(33,482)
Financing from continuing and discontinued operations:
Cash dividends paid	(5,915)	(5,781)
Increase (decrease) in short-term debt	3,294	2,397
Borrowings on long-term debt	457,000	45,046
Repayments on long-term debt	(444,649)	(35,809)
Payment of debt issuance costs	(1,731)	—
Issuances of stock, common and treasury	211	432
Purchases of treasury stock	(1,116)	(479)
Net cash provided from (used in) financing activities	7,094	5,806
Effect of exchange rate changes on cash	1,672	444
Net increase (decrease) in cash and cash equivalents	(39,251)	(16,889)
Cash and cash equivalents at beginning of period	134,054	124,031
Cash and cash equivalents at end of period	$94,803	$107,142

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
The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2014.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2014 presentation.

(2)	BUSINESS ACQUISITIONS
The following table summarizes the Company's business transactions for the periods presented as well as the Network Polymers, Inc. and Prime Colorants acquisitions completed in the second quarter of fiscal 2014:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
ECM Plastics, Inc.	September 4, 2012	$36.8	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics
The Perrite Group	September 2, 2013	$51.3	EMEA and APAC
A thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France
Network Polymers, Inc.	December 2, 2013	$49.5	Americas
An Ohio niche engineered plastics compounding business that is a leading single source provider of thermoplastic resins and alloys
Prime Colorants	December 31, 2013	$15.1	Americas
A Tennessee manufacturer of custom colors and additive concentrates
The Company incurred $0.6 million and $0.3 million of acquisition related transaction costs, included in selling, general & administrative expenses, during the three months ended November 30, 2013 and 2012, respectively.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company is as follows:

	EMEA	Americas	APAC	Total
	(In thousands)
Balance as of August 31, 2013	$70,266	$69,260	$—	$139,526
Acquisitions	11,618	—	637	12,255
Translation	2,996	35	13	3,044
Balance as of November 30, 2013	$84,880	$69,295	$650	$154,825

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase in goodwill from August 31, 2013 is due to the acquisition of the Perrite Group in the first quarter of fiscal 2014. Goodwill associated with this transaction was included in the EMEA and APAC segments and none of the goodwill is deductible for income tax purposes.
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company completed its annual impairment review of goodwill as of June 1, 2013 and noted no impairment. The fair value used in the analysis was estimated using a combination of the income and market approaches. These valuation methodologies use management judgment and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of November 30, 2013.
The following table summarizes intangible assets with determinable useful lives by major category:

	November 30, 2013			August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$95,319	$(21,743)	$73,576	$85,129	$(19,605)	$65,524
Developed technology	19,902	(5,653)	14,249	19,641	(5,156)	14,485
Registered trademarks and tradenames	26,990	(4,836)	22,154	15,991	(4,113)	11,878
Total finite-lived intangible assets	$142,211	$(32,232)	$109,979	$120,761	$(28,874)	$91,887
The increase in intangible assets from August 31, 2013 is due to the previously discussed acquisition of the Perrite Group. Amortization expense of intangible assets was $3.0 million and $2.6 million for the three months ended November 30, 2013 and 2012, respectively.

(4)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The following table summarizes short-term and long-term debt obligations outstanding:

	November 30, 2013	August 31, 2013
	(In thousands)
Notes payable and other, due within one year	$21,685	$8,373
Short-term debt	$21,685	$8,373

Revolving credit loan, LIBOR plus applicable spread, due 2016	$—	$150,000
Revolving credit loan, LIBOR plus applicable spread, due 2018	14,700	—
Term loan, due 2018	138,125	—
Euro notes, 4.485%, due 2016	58,235	56,626
Capital leases and other long-term debt	365	809
Long-term debt	$211,425	$207,435
In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for (i) a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility"), (ii) a $200 million term loan facility (the "Term Loan Facility") and (iii) an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility"). The Credit Facility is jointly and severally guaranteed by certain

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of November 30, 2013.
Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of November 30, 2013, the amount available under the Credit Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $162.8 million. Outstanding letters of credit and borrowings as of August 31, 2013 were $1.0 million and $150.0 million, respectively.
On March 1, 2006, the Company issued €50.3 million of Senior Notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $61.7 million, as of November 30, 2013. Repayment of the Euro Notes prior to maturity would cost approximately $10.1 million in early termination fees as of November 30, 2013.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Senior Notes and does not believe a subsequent covenant violation is reasonably possible as of November 30, 2013.
Below summarizes the Company’s available funds:

	November 30, 2013	August 31, 2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	198,125	—
Foreign short-term lines of credit	60,769	56,178
Total capacity from credit lines and notes	$558,894	$356,178
Availability:
Revolving Facility	$284,324	$149,024
Term Loan Facility	50,000	—
Foreign short-term lines of credit	50,054	49,302
Total available funds from credit lines and notes	$384,378	$198,326
Total available funds from credit lines and notes represents the total capacity from credit lines and notes less outstanding borrowings of $173.5 million and $156.9 million as of November 30, 2013 and August 31, 2013, respectively, and issued letters of credit of $1.0 million as of November 30, 2013 and August 31, 2013.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	November 30, 2013				August 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$814	$—	$814	$—	$151	$—	$151	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$943	$—	$943	$—	$1,224	$—	$1,224	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$64,983	$—	$64,983	$—	$63,460	$—	$63,460	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $127.5 million and $138.0 million as of November 30, 2013 and August 31, 2013, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2013 and August 31, 2013.
Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of November 30, 2013 and August 31, 2013, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $61.7 million and $60.0 million, respectively.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2014, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the periods presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. The Company did not remeasure the carrying value of any assets to fair value during the first quarter of fiscal 2014. For further discussion on asset impairments, refer to Note 14 of this Form 10-Q.
There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	INCOME TAXES
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates is as follows:

	Three months ended November 30,
	2013		2012
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$6,019	35.0%	$5,452	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(3,794)	(22.1)	(3,248)	(20.8)
U.S. and foreign losses with no tax benefit	1,785	10.4	780	5.0
U.S. restructuring and other U.S. unusual charges with no benefit	473	2.8	323	2.1
Establishment (resolution) of uncertain tax positions	56	0.3	169	1.1
Other	29	0.2	(39)	(0.3)
Total income tax expense (benefit)	$4,568	26.6%	$3,437	22.1%
The effective tax rates for the three months ended November 30, 2013 and 2012 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the increase in the amount of U.S. and certain foreign losses with no tax benefits.
As of November 30, 2013, the Company's gross unrecognized tax benefits totaled $5.3 million. If recognized, $3.8 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2013, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.
The Company is open to potential income tax examinations in Germany from fiscal 2005 onward, in the U.S. and France from fiscal 2010 onward and in Belgium from fiscal 2011 onward. The Company is open to potential examinations from fiscal 2008 onward for most other foreign jurisdictions.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended November 30,
	2013	2012
	(In thousands)
Defined benefit pension plans:
Service cost	$948	$966
Interest cost	1,334	1,201
Expected return on plan assets	(444)	(377)
Actuarial loss (gain) and amortization of prior service cost (credit), net	349	370
Net periodic pension benefit cost	$2,187	$2,160

Other postretirement benefit plan:
Service cost	$1	$5
Interest cost	123	115
Actuarial loss (gain) and amortization of prior service cost (credit), net	(139)	(134)
Curtailment (gain) loss	—	333
Net periodic postretirement benefit cost (credit)	$(15)	$319

(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the three months ended November 30, 2013 is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2013	$48,094	$263,158	$682	$574,370	$(378,927)	$7,367	$514,744
Comprehensive income (loss)			12,017	15,071		185	27,273
Cash dividends paid, $0.20 per share				(5,915)			(5,915)
Purchase of treasury stock					(1,116)		(1,116)
Issuance of treasury stock		30			59		89
Stock options exercised	7	115					122
Restricted stock issued, net of forfeitures	(4)	4					—
Amortization of restricted stock		905					905
Balance as of November 30, 2013	$48,097	$264,212	$12,699	$583,526	$(379,984)	$7,552	$536,102

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits(2)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2013	$17,712		$(17,030)	$682
Other comprehensive income (loss) before reclassifications	12,753		—	12,753
Amounts reclassified from accumulated other comprehensive income	(885)	(3)	119	(766)
Net current period other comprehensive income (loss)	11,868		119	11,987
Less: comprehensive income (loss) attributable to noncontrolling interests	(30)		—	(30)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	11,898		119	12,017
Balance as of November 30, 2013	$29,610		$(16,911)	$12,699

(1) All amounts presented are net of tax.
(2) Reclassified from accumulated other comprehensive income into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 7 of this Form 10-Q for further details.
(3) Reclassified from accumulated other comprehensive income into income (loss) from discontinued operations on the consolidated statements of operations on the sale of the rotational compounding business in Australia. Refer to Note 18 of this Form 10-Q for further details.

(10)	SHARE-BASED INCENTIVE COMPENSATION PLANS
For a discussion of the Company's share-based incentive compensation plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The Company did not grant time-based or performance-based restricted stock awards during the three months ended November 30, 2013 and 2012.
The Company recorded share-based incentive compensation expense of $1.3 million and $0.7 million during the three months ended November 30, 2013 and 2012, respectively. These amounts are primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(11)	EARNINGS PER SHARE
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
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2013	2012
	(In thousands)
Weighted-average shares outstanding:
Basic	29,017	29,217
Incremental shares from equity awards	188	195
Diluted	29,205	29,412

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	SEGMENT INFORMATION
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
The CODM uses net sales to unaffiliated customers, segment gross profit and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended November 30,
	2013	2012
	(In thousands)
EMEA	$392,462	$351,488
Americas	146,527	149,574
APAC	46,408	31,023
Total net sales to unaffiliated customers	$585,397	$532,085
Below the Company presents gross profit by segment:

	Three months ended November 30,
	2013	2012
	(In thousands)
EMEA	$51,940	$44,060
Americas	21,433	20,991
APAC	6,623	5,554
Total segment gross profit	79,996	70,605
Inventory step-up	(417)	(138)
Accelerated depreciation and restructuring related	(471)	(278)
Total gross profit	$79,108	$70,189

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended November 30,
	2013	2012
	(In thousands)
EMEA	$20,417	$16,145
Americas	7,364	7,792
APAC	3,366	3,089
Total segment operating income	31,147	27,026
Corporate	(6,683)	(5,947)
Costs related to acquisitions	(635)	(312)
Restructuring related	(3,372)	(1,937)
Accelerated depreciation	(108)	(278)
Asset impairment	—	(498)
Curtailment gain (loss)	—	(333)
Inventory step-up	(417)	(138)
Operating income	19,932	17,583
Interest expense, net	(2,129)	(1,561)
Foreign currency transaction gains (losses)	(682)	(579)
Other income (expense), net	78	136
Income from continuing operations before taxes	$17,199	$15,579

Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2013		2012
	(In thousands, except for %'s)
Masterbatch solutions	$192,392	33%	$190,359	36%
Engineered plastics	174,711	30	139,542	26
Distribution services	89,908	15	88,046	17
Specialty powders	86,947	15	75,023	14
Custom performance colors	41,439	7	39,115	7
Total consolidated net sales	$585,397	100%	$532,085	100%

(13)	RESTRUCTURING
The Company did not have any new restructuring plans during the first quarter of fiscal 2014. For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	766	1,012	—	1,778
Fiscal 2014 paid	(2,242)	(1,043)	—	(3,285)
Translation	—	—	5	5
Accrual balance as of November 30, 2013	$3,970	$369	$(492)	$3,847
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2013	2012
	(In thousands)
EMEA	$501	$1,557
Americas	1,212	214
APAC	65	166
Total restructuring expense	$1,778	$1,937

(14)	ASSET IMPAIRMENTS
The Company recorded no asset impairment charges during the first quarter of fiscal 2014. During the first quarter of fiscal 2013, the Company recorded asset impairment charges of $0.5 million primarily related to the reduction of the carrying value of its facility in Oyonnax, France at estimated fair value of $0.7 million, which is held for sale. The disposal value of this facility was determined as the estimated sales value of the facility less the estimated costs to sell based on information provided by a third-party real estate valuation source using the market approach.

(15)	COMMITMENTS AND CONTINGENCIES
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
There were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, other than the Company's new Credit Agreement. Refer to Note 4 within this Form 10-Q for further details.

(16)	SHARE REPURCHASE PROGRAM
The Company repurchased 40,327 shares of common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share for a total cost of $1.1 million. Shares valued at $55.5 million remain authorized for repurchase as of November 30, 2013. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17)	ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued new accounting guidance related to the reporting of the amounts reclassified out of accumulated other comprehensive income in the consolidated financial statements. The new accounting guidance requires all companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. This standard was effective for fiscal years beginning after December 15, 2012, including interim periods. The Company adopted this standard for the first quarter of fiscal 2014. Refer to Note 9 of this Form 10-Q for the new disclosure.
No other new accounting pronouncements issued or with effective dates during fiscal 2014 had or are expected to have a material impact on the Company's consolidated financial statements.

(18)	DISCONTINUED OPERATIONS
In May 2013, the Company announced plans to sell its rotational compounding business in Australia. The Company completed the sale of all of the fixed and intangible assets for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and have been reclassified to discontinued operations for all of the periods presented. Additionally, the assets and liabilities of this business were classified as held for sale in the Company's consolidated balance sheet as of August 31, 2013 and included in prepaid expenses and other current assets and other accrued liabilities, respectively.
The following summarizes select financial information included in net earnings from discontinued operations:

	Three months ended November 30,
	2013	2012
	(In thousands)
Net sales	$1,288	$8,467
Income (loss) from discontinued operations, net of tax	$2,655	$3
During the three months ended November 30, 2013, the Company recorded a gain on the sale of assets of $3.0 million. Income taxes were minimal for all periods presented.

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
Overview
Business Summary
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, leisure & home. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:

•	Europe, Middle East and Africa (“EMEA”),

•	Americas, and

•	Asia Pacific (“APAC”).
The Company has approximately 3,400 employees and 36 manufacturing facilities worldwide. Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The Company offers tolling services to customers primarily in the specialty powders product family.
Fiscal Year 2014 Significant Events
The following represent significant events during fiscal year 2014:

1.
Dividend Activities. In October 2013, the Company increased its regular quarterly cash dividend by 2.6% to $0.20 per common share. This reflected the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders.

2.	Share Repurchases. The Company repurchased 40,327 shares of its common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share for a total cost of $1.1 million.

3.
Business Acquisitions. On September 2, 2013, the Company acquired the Perrite Group, a thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France, for $51.3 million, net of cash.

On December 2, 2013, the Company completed the previously announced acquisition of Network Polymers, Inc., a niche engineered plastics compounding business with operations in Akron, Ohio for $49.5 million.
On December 31, 2013, the Company acquired Prime Colorants, a leading manufacturer of custom colors and additive concentrates in Franklin, Tennessee, for approximately $15.1 million.

4.
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

5.
Credit Agreement. On September 24, 2013, the Company entered into a new $500 million Credit Agreement. The agreement consists of a $300 million Revolving Facility and a $200 million Term Loan Facility, replacing a previous $300 million revolving credit facility, and offers increased borrowing capacity and improved terms and covenants. The agreement expires in September 2018.

Results of Operations
Segment Information

	Three months ended November 30,
					Favorable (unfavorable)
EMEA	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	312,220	290,607	21,613	7.4%
Net sales	$392,462	$351,488	$40,974	11.7%	$13,700	7.8%
Gross profit	$51,940	$44,060	$7,880	17.9%	$1,845	13.7%
Gross profit percentage	13.2%	12.5%
Operating income	$20,417	$16,145	$4,272	26.5%	$644	22.5%
Price per pound	$1.257	$1.209	$0.048	4.0%	$0.044	0.3%
Operating income per pound	$0.065	$0.056	$0.009	16.1%	$0.002	12.5%
Three months ended November 30, 2013
EMEA net sales for the three months ended November 30, 2013 were $392.5 million, an increase of $41.0 million, or 11.7%, compared with the prior-year period. Foreign currency translation positively impacted net sales by $13.7 million. During the first quarter of 2014, the incremental contribution of the Perrite acquisition in EMEA was $23.0 million and 15.5 million pounds in net sales and volume, respectively. Sales and volume benefited from greater demand as a result of the stabilization in the automotive market as well as contributions from new customers. The custom performance colors product family experienced increased sales and volume as they continue to gain market share within the region.
EMEA gross profit was $51.9 million for the three months ended November 30, 2013, an increase of $7.9 million compared with the same prior-year period. The increase in gross profit was mainly attributed to the incremental contribution of the Perrite acquisition, product mix and savings from successful purchasing initiatives. Foreign currency translation positively impacted gross profit by $1.8 million.
EMEA operating income for the three months ended November 30, 2013 was $20.4 million, an increase of $4.3 million compared with the same period last year. The increase in operating income was primarily due to the aforementioned increase in gross profit as well as benefits from prior restructuring activities and cost control efforts, partially offset by incremental expenses from the Perrite acquisition and increased promotional trade show activities. Foreign currency translation positively impacted EMEA operating income by $0.6 million.

	Three months ended November 30,
					Favorable (unfavorable)
Americas	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	155,234	159,836	(4,602)	(2.9)%
Net sales	$146,527	$149,574	$(3,047)	(2.0)%	$(2,531)	(0.3)%
Gross profit	$21,433	$20,991	$442	2.1%	$(319)	3.6%
Gross profit percentage	14.6%	14.0%
Operating income	$7,364	$7,792	$(428)	(5.5)%	$(103)	(4.2)%
Price per pound	$0.944	$0.936	$0.008	0.9%	$(0.016)	2.6%
Operating income per pound	$0.047	$0.049	$(0.002)	(4.1)%	$(0.001)	(2.0)%

Three months ended November 30, 2013
Net sales for the Americas for the three months ended November 30, 2013 were $146.5 million, a decrease of $3.0 million or 2.0% compared with the prior-year period. Foreign currency translation negatively impacted net sales by $2.5 million. The reduction in pounds sold was primarily driven by the Company executing its strategy to increase specialty product sales and reduce less profitable commodity sales in the engineered plastics product family.
Gross profit for the Americas was $21.4 million for the three months ended November 30, 2013, an increase of $0.4 million from the comparable period last year. The benefits of prior restructuring initiatives and improved mix were partially offset by the negative impact of $0.3 million of foreign currency translation.
Operating income for the Americas for the three months ended November 30, 2013 was $7.4 million compared with $7.8 million last year. Operating income decreased primarily due to an increase in SG&A expenses and the negative impact of foreign currency translation.

	Three months ended November 30,
					Favorable (unfavorable)
APAC	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	35,262	23,184	12,078	52.1%
Net sales	$46,408	$31,023	$15,385	49.6%	$86	49.3%
Gross profit	$6,623	$5,554	$1,069	19.2%	$40	18.5%
Gross profit percentage	14.3%	17.9%
Operating income	$3,366	$3,089	$277	9.0%	$82	6.3%
Price per pound	$1.316	$1.338	$(0.022)	(1.6)%	$0.002	(1.8)%
Operating income per pound	$0.095	$0.133	$(0.038)	(28.6)%	$0.002	(30.1)%
Three months ended November 30, 2013
Net sales for APAC for the three months ended November 30, 2013 were $46.4 million, an increase of $15.4 million compared with the same prior-year period. During the first quarter of 2014, the Perrite acquisition in APAC provided an incremental contribution in net sales and volume of $11.5 million and 8.5 million pounds, respectively. Excluding the Perrite acquisition, volumes increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family.
Gross profit for APAC for the three months ended November 30, 2013 was $6.6 million, an increase of 19.2% compared with the prior-year period. Gross profit benefited from the positive contribution of the Perrite acquisition. Gross profit percentage declined as a result of product mix and the competitive pricing pressures noted above.
APAC operating income for the three months ended November 30, 2013 was $3.4 million compared with $3.1 million last year. The increase in profitability was due to the positive contribution of the Perrite acquisition and favorable foreign currency translation.

	Three months ended November 30,
					Favorable (unfavorable)
Consolidated	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	502,716	473,627	29,089	6.1%
Net sales	$585,397	$532,085	$53,312	10.0%	$11,254	7.9%
Operating income	$19,932	$17,583	$2,349	13.4%	$623	9.8%
Total operating income before certain items*	$24,464	$21,079	$3,385	16.1%	$623	13.1%
Price per pound	$1.164	$1.123	$0.041	3.7%	$0.022	1.7%
Total operating income per pound before certain items*	$0.049	$0.045	$0.004	8.9%	$0.002	4.4%
* Total operating income before certain items represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.

Three months ended November 30, 2013
Consolidated net sales for the three months ended November 30, 2013 were $585.4 million, an increase of $53.3 million compared with the same prior-year period which was primarily a result of incremental net sales and volume from the Perrite acquisition of $34.5 million and 24.0 million pounds, respectively. Net sales were positively impacted by the 3.7% increase in price per pound and an $11.3 million positive impact of foreign currency translation.
The Company’s SG&A expenses increased $6.0 million for the three months ended November 30, 2013 compared with the same period in the prior year, excluding $1.9 million of acquisition related transaction costs and restructuring related costs for the three months ended November 30, 2013 and $0.3 million of acquisition related transaction costs for the three months ended November 30, 2012. The increase was primarily attributable to incremental SG&A expense of $1.7 million from recent acquisitions and higher compensation and benefits expense of $4.1 million.
Operating income increased $2.3 million for the three months ended November 30, 2013 compared to the same prior year period. Total operating income, before certain items, for the three months ended November 30, 2013 was $24.5 million, an increase of $3.4 million compared with last year. The increase in both operating income and total operating income, before certain items, was primarily due to increased gross profit across all segments.
Additional consolidated results
During the first quarter of fiscal 2014, the Company did not record any asset impairment charges. During the first quarter of fiscal 2013, the Company recorded asset impairment charges of $0.5 million primarily related to the reduction of the carrying value of its facility in Oyonnax, France. For further discussion refer to Note 14 of this Form 10-Q.
Interest expense, net of interest income, increased $0.6 million for the three months ended November 30, 2013 as compared with the same period in the prior year.
The Company experienced foreign currency losses of $0.7 million and $0.6 million for the three months ended November 30, 2013 and 2012, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company enters into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the translation of foreign currency denominated assets and liabilities primarily related to trade receivables and payables. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2013 and August 31, 2013.
Other income was $0.1 million for both the three months ended November 30, 2013 and 2012. There were no individually significant transactions during these periods.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture.
Net income attributable to the Company’s stockholders was $15.1 million and $11.8 million for the three months ended November 30, 2013 and 2012, respectively. Foreign currency translation had a positive impact of $0.6 million on net income for the three months ended November 30, 2013.

Product Families
Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2013		2012
	(In thousands, except for %'s)
Masterbatch solutions	$192,392	33%	$190,359	36%
Engineered plastics	174,711	30	139,542	26
Distribution services	89,908	15	88,046	17
Specialty powders	86,947	15	75,023	14
Custom performance colors	41,439	7	39,115	7
Total consolidated net sales	$585,397	100%	$532,085	100%

The increase in the engineered plastics product family is driven by the impact of the Perrite acquisition, which contributed $34.5 million of incremental net sales in the first quarter of fiscal 2014.
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

	Three months ended November 30,
	2013	2012
EMEA	87%	81%
Americas	67%	66%
APAC	67%	75%
Worldwide	77%	74%
During the third quarter of fiscal 2013, the Company's new facility in India became operational and is focusing on achieving optimal utilization.
Restructuring
The Company did not have any new restructuring plans during the first quarter of fiscal 2014. For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	766	1,012	—	1,778
Fiscal 2014 paid	(2,242)	(1,043)	—	(3,285)
Translation	—	—	5	5
Accrual balance as of November 30, 2013	$3,970	$369	$(492)	$3,847

Income Tax
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates is as follows:

	Three months ended November 30,
	2013		2012
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$6,019	35.0%	$5,452	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(3,794)	(22.1)	(3,248)	(20.8)
U.S. and foreign losses with no tax benefit	1,785	10.4	780	5.0
U.S. restructuring and other U.S. unusual charges with no benefit	473	2.8	323	2.1
Establishment (resolution) of uncertain tax positions	56	0.3	169	1.1
Other	29	0.2	(39)	(0.3)
Total income tax expense (benefit)	$4,568	26.6%	$3,437	22.1%
The effective tax rates for the three months ended November 30, 2013 and 2012 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate. This favorable effect on the Company's tax rate was partially offset by no tax benefits being recognized for U.S. and certain foreign losses. The change in the effective tax rate as compared with the same period last year was driven primarily by the increase in the amount of U.S. and certain foreign losses with no tax benefits.
Goodwill
Goodwill is tested for impairment annually as of June 1. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement that combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant underperformance relative to historical or projected future operating results.
As of June 1, 2013, the annual goodwill impairment test date for fiscal 2013, goodwill was included in four of the Company's reporting units in EMEA (masterbatch solutions, specialty powders, custom performance colors and distribution services) and four reporting units in the Americas (masterbatch solutions, custom performance colors, engineered plastics and specialty powders). Additional goodwill was recorded in fiscal 2014 as a result of the Perrite acquisition and allocated to the EMEA and APAC engineered plastics reporting units based on relative fair value.
Management concluded, based on the fiscal 2013 quantitative goodwill impairment analysis, that as of June 1, 2013, the fair values of the Americas and EMEA specialty powders and EMEA custom performance colors reporting units exceeded their carrying values by 6%, 10% and 6%, respectively. As of November 30, 2013, the Company's Americas specialty powders reporting unit had goodwill of $24.2 million while goodwill in the EMEA specialty powders and custom performance colors reporting units was $18.8 million and $43.2 million, respectively. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the Americas and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these three reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
As of November 30, 2013, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash provided from operations was $9.8 million and $10.3 million for the three months ended November 30, 2013 and 2012, respectively. The Company’s cash and cash equivalents decreased $39.3 million from August 31, 2013. This decrease was driven primarily by the Perrite acquisition for $51.3 million, partially offset by net cash provided from operations.

The Company’s approximate working capital days are summarized as follows:

	November 30, 2013	August 31, 2013	November 30, 2012
Days in receivables	55	53	54
Days in inventory	57	53	55
Days in payables	54	48	48
Total working capital days	58	58	61
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	November 30, 2013	August 31, 2013	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$94,803	$134,054	$(39,251)	(29.3)%
Working capital, excluding cash	$258,465	$241,597	$16,868	7.0%
Long-term debt	$211,425	$207,435	$3,990	1.9%
Total debt	$233,110	$215,808	$17,302	8.0%
Net debt*	$138,307	$81,754	$56,553	69.2%
Total A. Schulman, Inc.’s stockholders’ equity	$528,550	$507,377	$21,173	4.2%
* Total debt less cash and cash equivalents
As of November 30, 2013, 99% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 95% as of August 31, 2013. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. for normal operating needs and service outstanding debt through intercompany dividends. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. In addition, excess cash in the U.S. is generally used to repay outstanding debt.
Working capital, excluding cash, was $258.5 million as of November 30, 2013, an increase of $16.9 million from August 31, 2013. The primary reasons for the increase in working capital from August 31, 2013 included increases of $48.6 million in accounts receivable and $46.9 million in inventory, offset by an increase in accounts payable of $61.6 million and increases in other short-term liabilities of $18.8 million. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $6.9 million, inventory by $6.0 million and accounts payable by $6.1 million. The Perrite acquisition contributed $27.8 million, $13.0 million, and $26.0 million to the increases in accounts receivable, inventory and accounts payable, respectively. Inventory was impacted as a result of pre-buying in advance of expected price increases. Accounts payable increased primarily as a result of actions taken to extend vendor terms and to support the increase in inventory.
Capital expenditures for the three months ended November 30, 2013 were $9.6 million compared with $4.8 million last year. The increase in capital expenditures principally relates to a purchase of a previously leased manufacturing facility in the U.S. as well as regular and ongoing investments in the Company's global manufacturing facilities.
In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for (i) a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility"), (ii) a $200 million term loan facility (the "Term Loan Facility") and (iii) an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility"). The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of November 30, 2013.

Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of November 30, 2013, the amount available under the Credit Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $162.8 million. Outstanding letters of credit and borrowings as of August 31, 2013 were $1.0 million and $150.0 million, respectively.
On March 1, 2006, the Company issued €50.3 million of Senior Notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $61.7 million, as of November 30, 2013. Repayment of the Euro Notes prior to maturity would cost approximately $10.1 million in early termination fees as of November 30, 2013.
The Senior Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Senior Notes and does not believe a subsequent covenant violation is reasonably possible as of November 30, 2013.
Below summarizes the Company’s available funds:

	November 30, 2013	August 31, 2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	198,125	—
Foreign short-term lines of credit	60,769	56,178
Total capacity from credit lines and notes	$558,894	$356,178
Availability:
Revolving Facility	$284,324	$149,024
Term Loan Facility	50,000	—
Foreign short-term lines of credit	50,054	49,302
Total available funds from credit lines and notes	$384,378	$198,326
Total available funds from credit lines and notes represents the total capacity from credit lines and notes less outstanding borrowings of $173.5 million and $156.9 million as of November 30, 2013 and August 31, 2013, respectively, and issued letters of credit of $1.0 million as of November 30, 2013 and August 31, 2013.
The Company was in a net debt position of $138.3 million and $81.8 million as of November 30, 2013 and August 31, 2013, respectively. The change of $56.5 million was a result of an increase in total debt of $17.3 million and a decrease in cash and cash equivalents of $39.3 million due to the Perrite acquisition, dividend payments, share repurchases, working capital needs, and capital expenditures.
During the three months ended November 30, 2013, the Company declared and paid quarterly cash dividends of $0.20 per common share. The total amount of these dividends was $5.9 million.
The Company repurchased 40,327 shares of common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share for a total cost of $1.1 million. Shares valued at $55.5 million remain authorized for repurchase as of November 30, 2013. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. Since the inception of the 2011 Repurchase Program, the Company has acquired 2,192,612 shares at an average price of $20.33 per share.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso and Brazilian real, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of foreign currencies during the three months ended November 30, 2013 increased the accumulated other comprehensive income (loss) account by $11.9 million, which was primarily the result of a 2.8% increase in the value of the Euro from 1.324 U.S. dollars to 1 Euro as of August 31, 2013 to 1.361 as of November 30, 2013.

Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
As of November 30, 2013, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013, other than the Company's new Credit Agreement. Refer to Note 4 within this Form 10-Q for further details.
The Company’s outstanding commercial commitments as of November 30, 2013 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2013.
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
Accounting Pronouncements
For a discussion of accounting pronouncements, refer to Note 17 of this Form 10-Q.
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

•	changes in customer demand and requirements;

•	effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions, joint ventures and restructuring initiatives;

•	escalation in the cost of providing employee health care;

•	uncertainties regarding the resolution of pending and future litigation and other claims;

•	the performance of the global automotive market as well as other markets served;

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products; and

•	operating problems with our information systems as a result of system security failures such as viruses, computer "hackers" or other causes.
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
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission on October 24, 2013. Exposures to market risks have not changed materially since August 31, 2013.
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
In the first quarter of fiscal 2014, the Company acquired the Perrite Group. The scope of the Company's assessment of the effectiveness of internal control over financial reporting did not include the Perrite Group. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
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
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, the Company included a detailed discussion of its risk factors. There are no changes from the risk factors previously disclosed.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company repurchased 40,327 shares of common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share for a total cost of $1.1 million. Shares valued at $55.5 million remain authorized for repurchase as of November 30, 2013. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. Since the inception of the 2011 Repurchase Program, the Company has acquired 2,192,612 shares at an average price of $20.33 per share.
The Company's purchases of its common stock under the 2011 Repurchase Program during the first quarter of fiscal 2014 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Beginning shares available				$56,580,565
September, 2013	40,327	$27.68	40,327	$55,464,497
October, 2013	—	$—	—	$55,464,497
November, 2013	—	$—	—	$55,464,497
Total	40,327	$27.68	40,327	$55,464,497

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

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

10.1
Credit Agreement, dated September 24, 2013 by and among A. Schulman, Inc., A. Schulman International Services BVBA and A. Schulman Plastics BVBA, and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, the lenders named in the Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 27, 2013).

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

Date:	January 6, 2014