Form 10-Q
period 2014-02-28
SCHULMAN A INC
filed 2014-04-07
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Number of shares of common stock, $1.00 par value, outstanding as of April 4, 2014 – 29,204,862

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosure about Market Risk	29
Item 4	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6	Exhibits	32
	SIGNATURES

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	Unaudited (In thousands, except per share data)
Net sales	$588,508	$515,440	$1,173,905	$1,047,525
Cost of sales	514,209	452,241	1,020,498	912,659
Selling, general and administrative expenses	58,713	52,019	116,111	103,335
Restructuring expense	1,727	1,669	3,505	3,606
Asset impairment	104	—	104	498
Curtailment (gain) loss	—	—	—	333
Operating income	13,755	9,511	33,687	27,094
Interest expense	2,488	1,925	4,679	3,693
Interest income	(81)	(119)	(143)	(326)
Foreign currency transaction (gains) losses	1,466	(40)	2,148	539
Other (income) expense, net	(193)	(211)	(271)	(347)
Income from continuing operations before taxes	10,075	7,956	27,274	23,535
Provision (benefit) for U.S. and foreign income taxes	3,427	(4,350)	7,995	(913)
Income from continuing operations	6,648	12,306	19,279	24,448
Income (loss) from discontinued operations, net of tax	347	(282)	3,002	(279)
Net income	6,995	12,024	22,281	24,169
Noncontrolling interests	(136)	(239)	(351)	(605)
Net income attributable to A. Schulman, Inc.	$6,859	$11,785	$21,930	$23,564

Weighted-average number of shares outstanding:
Basic	29,059	29,293	29,038	29,255
Diluted	29,277	29,725	29,240	29,668

Basic earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.23	$0.41	$0.65	$0.82
Income (loss) from discontinued operations	0.01	(0.01)	0.11	(0.01)
Net income attributable to A. Schulman, Inc.	$0.24	$0.40	$0.76	$0.81

Diluted earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.22	$0.41	$0.65	$0.80
Income (loss) from discontinued operations	0.01	(0.01)	0.10	(0.01)
Net income attributable to A. Schulman, Inc.	$0.23	$0.40	$0.75	$0.79

Cash dividends per common share	$0.200	$0.195	$0.400	$0.390

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	Unaudited (In thousands)
Net income	$6,995	$12,024	$22,281	$24,169
Other comprehensive income (loss):
Foreign currency translation gains (losses)	4,498	1,363	16,366	9,833
Unrecognized net actuarial gains (losses) and prior service (costs) credits, net of tax	115	118	234	895
Other comprehensive income (loss)	4,613	1,481	16,600	10,728
Comprehensive income (loss)	11,608	13,505	38,881	34,897
Less: comprehensive income (loss) attributable to noncontrolling interests	52	205	237	530
Comprehensive income (loss) attributable to A. Schulman, Inc.	$11,556	$13,300	$38,644	$34,367

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2014	August 31, 2013
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,053	$134,054
Accounts receivable, less allowance for doubtful accounts of $10,955 at February 28, 2014 a$10,434 at August 31, 2013	381,872	310,749
Inventories, lower of average cost or market	307,122	261,658
Prepaid expenses and other current assets	44,015	41,224
Total current assets	823,062	747,685
Property, plant and equipment, at cost:
Land and improvements	26,892	27,954
Buildings and leasehold improvements	158,841	146,647
Machinery and equipment	389,424	356,144
Furniture and fixtures	41,399	39,065
Construction in progress	9,877	7,149
Gross property, plant and equipment	626,433	576,959
Accumulated depreciation	392,325	366,438
Net property, plant and equipment	234,108	210,521
Deferred charges and other noncurrent assets	54,853	48,723
Goodwill	185,379	139,526
Intangible assets, net	119,539	91,887
Total assets	$1,416,941	$1,238,342
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$292,693	$265,477
U.S. and foreign income taxes payable	7,782	6,423
Accrued payroll, taxes and related benefits	42,926	43,072
Other accrued liabilities	52,661	48,689
Short-term debt	20,572	8,373
Total current liabilities	416,634	372,034
Long-term debt	302,981	207,435
Pension plans	104,247	98,599
Deferred income taxes	23,865	20,873
Other long-term liabilities	26,174	24,657
Total liabilities	873,901	723,598
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,179 shares at February 28, 2014 and 48,094 shares at August 31, 2013	48,179	48,094
Additional paid-in capital	265,285	263,158
Accumulated other comprehensive income (loss)	17,396	682
Retained earnings	584,523	574,370
Treasury stock, at cost, 18,975 shares at February 28, 2014 and 18,940 shares at August 31, 2013	(379,947)	(378,927)
Total A. Schulman, Inc.’s stockholders’ equity	535,436	507,377
Noncontrolling interests	7,604	7,367
Total equity	543,040	514,744
Total liabilities and equity	$1,416,941	$1,238,342

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended February 28,
	2014	2013
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$22,281	$24,169
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	16,419	15,023
Amortization	6,669	5,782
Deferred tax provision	(2,895)	(8,413)
Pension, postretirement benefits and other deferred compensation	4,494	4,398
Asset impairment	104	498
Curtailment (gain) loss	—	333
Gain on sale of assets from discontinued operations	(3,331)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,283)	(14,306)
Inventories	(13,107)	(19,199)
Accounts payable	(15,534)	(6,324)
Income taxes	229	(930)
Accrued payroll and other accrued liabilities	375	804
Other assets and long-term liabilities	(3,100)	(9,887)
Net cash provided from (used in) operating activities	(8,679)	(8,052)
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(16,541)	(12,889)
Proceeds from the sale of assets	4,738	8,008
Business acquisitions, net of cash	(115,624)	(36,360)
Net cash provided from (used in) investing activities	(127,427)	(41,241)
Financing from continuing and discontinued operations:
Cash dividends paid	(11,777)	(11,713)
Increase (decrease) in short-term debt	2,469	2,081
Borrowings on long-term debt	686,955	70,696
Repayments on long-term debt	(583,914)	(56,565)
Payment of debt issuance costs	(1,782)	—
Issuances of stock, common and treasury	276	1,394
Redemptions of common stock	(361)	(397)
Purchases of treasury stock	(1,116)	(479)
Net cash provided from (used in) financing activities	90,750	5,017
Effect of exchange rate changes on cash	1,355	(59)
Net increase (decrease) in cash and cash equivalents	(44,001)	(44,335)
Cash and cash equivalents at beginning of period	134,054	124,031
Cash and cash equivalents at end of period	$90,053	$79,696

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
The results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2014.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2014 presentation.

(2)	BUSINESS ACQUISITIONS
The following table summarizes the Company's business acquisitions for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
ECM Plastics, Inc.	September 4, 2012	$36.8	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products
Perrite Group	September 2, 2013	$51.3	EMEA and APAC
A thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France
Network Polymers, Inc.	December 2, 2013	$49.2	Americas
An Ohio niche engineered plastics compounding business that is a leading single source provider of thermoplastic resins and alloys
Prime Colorants	December 31, 2013	$15.1	Americas
A Tennessee manufacturer of custom color and additive concentrates
The Company incurred $1.8 million and $2.5 million of acquisition related transaction costs, primarily included in selling, general & administrative expenses, during the three and six months ended February 28, 2014, respectively and $0.7 million and $1.0 million during three and six months ended February 28, 2013, respectively.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company is as follows:

	EMEA	Americas	APAC	Total
	(In thousands)
Balance as of August 31, 2013	$70,266	$69,260	$—	$139,526
Acquisitions	11,618	29,063	637	41,318
Translation	4,530	3	2	4,535
Balance as of February 28, 2014	$86,414	$98,326	$639	$185,379

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase in goodwill from August 31, 2013 is due to the acquisition of the Perrite Group in the first quarter of fiscal 2014 and the Network Polymers and Prime Colorants acquisitions in the second quarter of fiscal 2014. Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill associated with the Perrite Group transaction was included in the EMEA and APAC segments and none of the goodwill is deductible for income tax purposes. Goodwill associated with both the Network Polymers and Prime Colorants transactions was included in the Americas segment and the goodwill is deductible for income tax purposes.
Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company completed its annual impairment review of goodwill as of June 1, 2013 and noted no impairment. The fair value used in the analysis was estimated using a combination of the income and market approaches. These valuation methodologies use management judgment and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of February 28, 2014.
The following table summarizes intangible assets with determinable useful lives by major category:

	February 28, 2014			August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$107,961	$(23,922)	$84,039	$85,129	$(19,605)	$65,524
Developed technology	20,052	(6,147)	13,905	19,641	(5,156)	14,485
Registered trademarks and tradenames	27,080	(5,485)	21,595	15,991	(4,113)	11,878
Total finite-lived intangible assets	$155,093	$(35,554)	$119,539	$120,761	$(28,874)	$91,887
The increase in intangible assets from August 31, 2013 is due to the fiscal 2014 acquisitions. Amortization expense of intangible assets was $3.1 million and $6.1 million for the three and six months ended February 28, 2014, respectively, and $2.6 million and $5.2 million for the three and six months ended February 28, 2013, respectively.

(4)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The following table summarizes short-term and long-term debt obligations outstanding:

	February 28, 2014	August 31, 2013
	(In thousands)
Notes payable and other, due within one year	$7,096	$5,042
Current portion of long-term debt	13,476	3,331
Short-term debt	$20,572	$8,373

Revolving credit loan, LIBOR plus applicable spread, due 2016	$—	$150,000
Revolving credit loan, LIBOR plus applicable spread, due 2018	57,907	—
Term loan, due 2018	185,625	—
Euro notes, 4.485%, due 2016	59,099	56,626
Capital leases and other long-term debt	350	809
Long-term debt	$302,981	$207,435
In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for:

•	a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan facility (the "Term Loan Facility"); and

•
an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility").

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of February 28, 2014.
Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of February 28, 2014, the amount available under the Credit Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $253.5 million. Outstanding letters of credit and borrowings as of August 31, 2013 were $1.0 million and $150.0 million, respectively.
On February 14, 2014, the Company obtained a $15.0 million uncommitted line of credit from Huntington National Bank, available until September 24, 2018. The interest rate is based upon the 30-day LIBOR index that is 10 basis points below the applicable spread on the Revolving Facility, noted above. The Company has no outstanding borrowings under this line of credit as of February 28, 2014.
On March 1, 2006, the Company issued €50.3 million of senior guaranteed notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $62.6 million, as of February 28, 2014. Repayment of the Euro Notes prior to maturity would cost approximately $11.0 million in early termination fees as of February 28, 2014.
The Euro Notes are guaranteed by certain material domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Euro Notes and does not believe a subsequent covenant violation is reasonably possible as of February 28, 2014.
Below summarizes the Company’s available funds:

	February 28, 2014	August 31, 2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	195,625	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	61,627	56,178
Total capacity from credit lines and notes	$572,252	$356,178
Availability:
Revolving Facility	$241,117	$149,024
Term Loan Facility	—	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	53,251	49,302
Total available funds from credit lines and notes	$309,368	$198,326

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total available funds from credit lines and notes represents the total capacity from credit lines and notes less outstanding borrowings of $261.9 million and $156.9 million as of February 28, 2014 and August 31, 2013, respectively, and issued letters of credit of $1.0 million as of February 28, 2014 and August 31, 2013.

(5)	FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	February 28, 2014				August 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$801	$—	$801	$—	$151	$—	$151	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$929	$—	$929	$—	$1,224	$—	$1,224	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$65,797	$—	$65,797	$—	$63,460	$—	$63,460	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $121.9 million and $138.0 million as of February 28, 2014 and August 31, 2013, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2014 and August 31, 2013.
Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of February 28, 2014 and August 31, 2013, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $62.6 million and $60.0 million, respectively.
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
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. During the second quarter of fiscal 2014, the Company remeasured the carrying value of one of the Oyonnax, France facilities to fair value using comparable prices for similar assets in conjunction with restructuring activities. For further discussion on asset impairments, refer to Note 14 of this Form 10-Q.
There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	INCOME TAXES
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the second quarter of fiscal 2014 and 2013 is as follows:

	Three months ended February 28,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$3,526	35.0%	$2,785	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(3,878)	(38.4)	(1,355)	(17.0)
U.S. and foreign losses with no tax benefit	2,815	27.9	1,161	14.6
U.S. restructuring and other U.S. charges with no benefit	868	8.6	231	2.9
Valuation allowance changes	—	—	(7,049)	(88.6)
Establishment (resolution) of uncertain tax positions	(70)	(0.7)	(422)	(5.3)
Other	166	1.6	299	3.8
Total income tax expense (benefit)	$3,427	34.0%	$(4,350)	(54.6)%
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the six months ended February 28, 2014 and 2013 is as follows:

	Six months ended February 28,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$9,546	35.0%	$8,237	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(7,674)	(28.1)	(4,603)	(19.5)
U.S. and foreign losses with no tax benefit	4,600	16.9	1,941	8.2
U.S. restructuring and other U.S. charges with no benefit	1,342	4.9	554	2.4
Valuation allowance changes	—	—	(7,049)	(30.0)
Establishment (resolution) of uncertain tax positions	(14)	(0.1)	(253)	(1.1)
Other	195	0.7	260	1.1
Total income tax expense (benefit)	$7,995	29.3%	$(913)	(3.9)%
The effective tax rates for the three months and six months ended February 28, 2014 and 2013 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate and the valuation allowance decrease for the three months and six months ended February 28, 2013. In January 2014, Mexico made significant changes to its tax laws which resulted in the recognition of a $0.8 million tax benefit, which is included in the amount of foreign taxes at less than the U.S. statutory federal income tax rate. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
The increase in the effective tax rate as compared with the same period last year was driven primarily by the valuation allowance adjustment in the three months and six months ended February 28, 2013. There was also a significant increase in the amount of U.S. and certain foreign losses with no tax benefits as well as U.S. restructuring and other U.S. charges with no tax benefits which were primarily offset by increases in income in foreign jurisdictions taxed at rates less than the U.S. statutory federal income tax rate.
As of February 28, 2014, the Company's gross unrecognized tax benefits totaled $5.5 million. If recognized, $3.8 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 28, 2014, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.
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

(7)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
Defined benefit pension plans:
Service cost	$960	$988	$1,908	$1,954
Interest cost	1,355	1,222	2,689	2,423
Expected return on plan assets	(455)	(376)	(899)	(753)
Actuarial loss (gain) and amortization of prior service cost (credit), net	355	378	704	748
Net periodic pension benefit cost	$2,215	$2,212	$4,402	$4,372

Other postretirement benefit plan:
Service cost	$1	$3	$2	$8
Interest cost	123	112	246	227
Actuarial loss (gain) and amortization of prior service cost (credit), net	(141)	(136)	(280)	(270)
Curtailment (gain) loss	—	—	—	333
Net periodic postretirement benefit cost (credit)	$(17)	$(21)	$(32)	$298

(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the six months ended February 28, 2014 is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2013	$48,094	$263,158	$682	$574,370	$(378,927)	$7,367	$514,744
Comprehensive income (loss)			16,714	21,930		237	38,881
Cash dividends paid, $0.40 per share				(11,777)			(11,777)
Purchase of treasury stock					(1,116)		(1,116)
Issuance of treasury stock		58			96		154
Stock options exercised	7	115					122
Restricted stock issued, net of forfeitures	88	(88)					—
Redemption of common stock to cover tax withholdings	(10)	(351)					(361)
Amortization of restricted stock		2,393					2,393
Balance as of February 28, 2014	$48,179	$265,285	$17,396	$584,523	$(379,947)	$7,604	$543,040

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits(2)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2013	$29,610	$(16,911)	$12,699
Other comprehensive income (loss) before reclassifications	4,498	—	4,498
Amounts reclassified from accumulated other comprehensive income	—	115	115
Net current period other comprehensive income (loss)	4,498	115	4,613
Less: comprehensive income (loss) attributable to noncontrolling interests	(84)	—	(84)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	4,582	115	4,697
Balance as of February 28, 2014	$34,192	$(16,796)	$17,396

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits(2)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2013	$17,712		$(17,030)	$682
Other comprehensive income (loss) before reclassifications	17,251		—	17,251
Amounts reclassified from accumulated other comprehensive income	(885)	(3)	234	(651)
Net current period other comprehensive income (loss)	16,366		234	16,600
Less: comprehensive income (loss) attributable to noncontrolling interests	(114)		—	(114)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	16,480		234	16,714
Balance as of February 28, 2014	$34,192		$(16,796)	$17,396

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
During the second quarter of fiscal 2014, the Company granted 42,138 and 315,941 shares of time-based and performance-based restricted stock awards, with a weighted-average grant date fair value of $34.42 and $29.14 per share, respectively. The terms and conditions of the awards granted during the current year are consistent with the awards granted in the prior year. Additionally, the Company granted non-employee directors 23,150 shares of unrestricted common stock.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
Time-based and performance-based restricted stock awards	$873	$1,041	$2,199	$1,747
Board of Directors unrestricted awards	797	850	797	850
Total share-based incentive compensation	$1,670	$1,891	$2,996	$2,597

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of February 28, 2014 was $10.5 million. This cost is expected to be recognized over a weighted-average period of 1.8 years.
As of February 28, 2014, there were 524,749 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan and 22,949 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
Weighted-average shares outstanding:
Basic	29,059	29,293	29,038	29,255
Incremental shares from equity awards	218	432	202	413
Diluted	29,277	29,725	29,240	29,668

(12)	SEGMENT INFORMATION
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
EMEA	$383,024	$342,198	$775,486	$693,686
Americas	157,099	144,205	303,626	293,779
APAC	48,385	29,037	94,793	60,060
Total net sales to unaffiliated customers	$588,508	$515,440	$1,173,905	$1,047,525
Below the Company presents gross profit by segment:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
EMEA	$47,499	$39,930	$99,439	$85,033
Americas	21,226	18,735	42,659	40,161
APAC	6,527	4,938	13,150	10,492
Total segment gross profit	75,252	63,603	155,248	135,686
Inventory step-up	(782)	—	(1,199)	(138)
Accelerated depreciation and restructuring related	(171)	(404)	(642)	(682)
Total gross profit	$74,299	$63,199	$153,407	$134,866
Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
EMEA	$17,553	$11,521	$37,972	$27,666
Americas	6,269	5,845	13,632	13,637
APAC	3,176	2,405	6,542	5,494
Total segment operating income	26,998	19,771	58,146	46,797
Corporate	(7,714)	(7,512)	(14,397)	(13,459)
Costs related to acquisitions	(1,851)	(675)	(2,487)	(987)
Restructuring and related costs	(2,792)	(1,669)	(6,164)	(3,606)
Accelerated depreciation	—	(404)	(108)	(682)
Asset impairment	(104)	—	(104)	(498)
Curtailment gain (loss)	—	—	—	(333)
Inventory step-up	(782)	—	(1,199)	(138)
Operating income	13,755	9,511	33,687	27,094
Interest expense, net	(2,407)	(1,806)	(4,536)	(3,367)
Foreign currency transaction gains (losses)	(1,466)	40	(2,148)	(539)
Other income (expense), net	193	211	271	347
Income from continuing operations before taxes	$10,075	$7,956	$27,274	$23,535

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The consolidated net sales for these product families are as follows:

	Three months ended February 28,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$188,969	32%	$189,544	37%
Engineered plastics	182,890	31	123,908	24
Distribution services	94,406	16	94,608	18
Specialty powders	79,863	14	69,741	14
Custom performance colors	42,380	7	37,639	7
Total consolidated net sales	$588,508	100%	$515,440	100%

	Six months ended February 28,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$381,361	33%	$388,470	37%
Engineered plastics	357,601	30	258,726	25
Distribution services	184,314	16	182,255	17
Specialty powders	166,810	14	143,564	14
Custom performance colors	83,819	7	74,510	7
Total consolidated net sales	$1,173,905	100%	$1,047,525	100%

(13)	RESTRUCTURING
The Company did not have any new restructuring plans during the six months ended February 28, 2014. For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	1,576	1,929	—	3,505
Fiscal 2014 payments	(4,507)	(1,973)	—	(6,480)
Translation	—	—	381	381
Accrual balance as of February 28, 2014	$2,515	$356	$(116)	$2,755
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
EMEA	$124	$1,138	$625	$2,695
Americas	1,592	517	2,804	731
APAC	11	14	76	180
Total restructuring expense	$1,727	$1,669	$3,505	$3,606

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)	ASSET IMPAIRMENTS
During the six months ended February 28, 2014 and 2013, the Company recorded asset impairment charges of $0.1 million and $0.5 million, respectively, related to a reduction in the carrying value of one of the Company’s facilities in Oyonnax, France, which was held for sale. The impairment charges were determined based on the estimated sales value of the facility less the estimated costs to sell utilizing information provided by a third-party real estate valuation source using the market approach.
In December 2013, the Company sold its facility in Verolanuova, Italy to a third-party for $1.5 million, which approximated its carrying value.

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
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2014. The Company repurchased 40,327 shares of common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share. Shares valued at $55.5 million remain authorized for repurchase as of February 28, 2014. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes select financial information included in net earnings from discontinued operations:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
	(In thousands)
Net sales	$83	$6,929	$1,372	$15,396
Income (loss) from discontinued operations, net of tax	$347	$(282)	$3,002	$(279)
During fiscal 2014, the Company recorded a gain on the sale of assets of $3.3 million. Income taxes were minimal for all periods presented.

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
The Company has approximately 3,500 employees and 38 manufacturing facilities worldwide. Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The Company offers tolling services to customers primarily in the specialty powders product family.
Fiscal Year 2014 Significant Events
The following represent significant events during fiscal year 2014:

1.
Dividend Activities. In October 2013, the Company increased its regular quarterly cash dividend by 2.6% to $0.20 per common share. This reflected the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders.

2.	Share Repurchases. The Company repurchased 40,327 shares of common stock, entirely during the first quarter of fiscal 2014, at an average price of $27.68 per share for a total cost of $1.1 million.

3.
Business Acquisitions. On September 2, 2013, the Company acquired the Perrite Group, a thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France, for $51.3 million, net of cash.

On December 2, 2013, the Company completed the acquisition of Network Polymers, a niche engineered plastics compounding business with operations in Akron, Ohio for $49.2 million.
On December 31, 2013, the Company acquired Prime Colorants, a leading manufacturer of custom color and additive concentrates in Franklin, Tennessee, for $15.1 million.

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

Results of Operations
Segment Information

	Three months ended February 28,
					Favorable (unfavorable)
EMEA	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	306,216	281,699	24,517	8.7%
Net sales	$383,024	$342,198	$40,826	11.9%	$8,101	9.6%
Gross profit	$47,499	$39,930	$7,569	19.0%	$919	16.7%
Gross profit percentage	12.4%	11.7%
Operating income	$17,553	$11,521	$6,032	52.4%	$160	51.0%
Price per pound	$1.251	$1.215	$0.036	3.0%	$0.027	0.7%
Operating income per pound	$0.057	$0.041	$0.016	39.0%	$—	39.0%
Three months ended February 28, 2014
EMEA net sales for the three months ended February 28, 2014 were $383.0 million, an increase of $40.8 million, or 11.9%, compared with the prior-year period. During the second quarter of fiscal 2014, the incremental contribution of the Perrite acquisition in EMEA was $21.4 million and 13.6 million pounds in net sales and volume, respectively. Foreign currency translation positively impacted net sales by $8.1 million. Organic volume and net sales increased in the engineered plastics, specialty powders and custom performance colors product families. Sales and volume benefited from greater demand in the automotive and electronics & electrical markets as well as contributions from new customers.
EMEA gross profit was $47.5 million for the three months ended February 28, 2014, an increase of $7.6 million compared with the same prior-year period. The increase in gross profit was mainly attributed to the incremental contribution of the Perrite acquisition, favorable product mix and higher volume across all product families. Foreign currency translation positively impacted gross profit by $0.9 million.
EMEA operating income for the three months ended February 28, 2014 was $17.6 million, an increase of $6.0 million compared with the same period last year. The increase in operating income was primarily due to the aforementioned increase in gross profit, benefits from prior restructuring activities and cost control efforts, and a reduction in bad debt expense of $0.9 million, partially offset by incremental selling, general and administrative ("SG&A") expenses from the Perrite acquisition of $1.1 million. Foreign currency translation negatively impacted EMEA SG&A expense by $0.8 million.

	Six months ended February 28,
					Favorable (unfavorable)
EMEA	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	618,436	571,730	46,706	8.2%
Net sales	$775,486	$693,686	$81,800	11.8%	$21,801	8.6%
Gross profit	$99,439	$85,033	$14,406	16.9%	$2,803	13.6%
Gross profit percentage	12.8%	12.3%
Operating income	$37,972	$27,666	$10,306	37.3%	$804	34.3%
Price per pound	$1.254	$1.213	$0.041	3.4%	$0.035	0.5%
Operating income per pound	$0.061	$0.048	$0.013	27.1%	$0.001	25.0%

Six months ended February 28, 2014
EMEA net sales for the six months ended February 28, 2014 were $775.5 million, an increase of $81.8 million, or 11.8%, compared with the prior-year period. During the six months ended February 28, 2014, the incremental contribution of the Perrite acquisition in EMEA was $44.4 million and 29.1 million pounds in net sales and volume, respectively. Foreign currency translation positively impacted net sales by $21.8 million. Sales and volume benefited from greater demand in the automotive market and electronics & electrical markets as well as contributions from new customers in the engineered products and specialty powders product families while the custom performance colors product family continued to gain market share within the region. These increases were partially offset by declines in the masterbatch solutions product family due to competitive pricing pressures.
EMEA gross profit was $99.4 million for the six months ended February 28, 2014, an increase of $14.4 million compared with the same prior-year period. The increase in gross profit was mainly attributed to the incremental contribution of the Perrite acquisition, favorable product mix and increased volume in most product families. Foreign currency translation positively impacted gross profit by $2.8 million.
EMEA operating income for the six months ended February 28, 2014 was $38.0 million, an increase of $10.3 million compared with the same period last year. The increase in operating income was primarily due to the aforementioned increase in gross profit, benefits from prior restructuring activities and cost control efforts, and a reduction in bad debt expense of $1.3 million. Partially offsetting these items were incremental SG&A expenses from the Perrite acquisition of $2.2 million and increased promotional trade show activities of $0.9 million. Foreign currency translation negatively impacted EMEA SG&A expense by $2.0 million.

	Three months ended February 28,
					Favorable (unfavorable)
Americas	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	156,234	156,812	(578)	(0.4)%
Net sales	$157,099	$144,205	$12,894	8.9%	$(4,416)	12.0%
Gross profit	$21,226	$18,735	$2,491	13.3%	$(460)	15.8%
Gross profit percentage	13.5%	13.0%
Operating income	$6,269	$5,845	$424	7.3%	$(87)	8.7%
Price per pound	$1.006	$0.920	$0.086	9.3%	$(0.028)	12.4%
Operating income per pound	$0.040	$0.037	$0.003	8.1%	$(0.001)	10.8%
Three months ended February 28, 2014
Net sales for the Americas for the three months ended February 28, 2014 were $157.1 million, an increase of $12.9 million or 8.9% compared with the prior-year period. During the second quarter of 2014, the incremental contribution of the Network Polymers and Prime Colorants acquisitions was $17.3 million and 12.2 million pounds in net sales and volume, respectively. Foreign currency translation negatively impacted net sales by $4.4 million. The Americas segment continued to execute on the Company’s strategy to increase specialty product sales and reduce less profitable commodity sales. This strategic shift drove an increase in selling price per pound which more than offset a decline in organic volume across all product families.
Gross profit for the Americas was $21.2 million for the three months ended February 28, 2014, an increase of $2.5 million from the comparable period last year. The benefits of recent acquisitions, improved mix and prior restructuring initiatives were partially offset by the negative impacts of lower organic volume and unfavorable foreign currency translation of $0.5 million.
Operating income for the Americas for the three months ended February 28, 2014 was $6.3 million compared with $5.8 million in the same quarter of fiscal 2013. Operating income increased primarily due to the aforementioned increase in gross profit, partially offset by an increase in SG&A expenses primarily due to incremental expenses from recent acquisitions of $1.3 million and increased incentive compensation expense of $1.2 million as a result of reduced expense in fiscal 2013 due to unfavorable results.

	Six months ended February 28,
					Favorable (unfavorable)
Americas	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	311,468	316,648	(5,180)	(1.6)%
Net sales	$303,626	$293,779	$9,847	3.4%	$(6,947)	5.7%
Gross profit	$42,659	$40,161	$2,498	6.2%	$(779)	8.2%
Gross profit percentage	14.0%	13.7%
Operating income	$13,632	$13,637	$(5)	—%	$(190)	1.4%
Price per pound	$0.975	$0.928	$0.047	5.1%	$(0.022)	7.4%
Operating income per pound	$0.044	$0.043	$0.001	2.3%	$—	2.3%
Six months ended February 28, 2014
Net sales for the Americas for the six months ended February 28, 2014 were $303.6 million, an increase of $9.8 million, or 3.4%, compared with the prior-year period. The Network Polymers and Prime Colorants acquisitions completed in the second quarter of fiscal 2014 provided incremental net sales and volume of $17.3 million and 12.2 million pounds, respectively. Foreign currency translation negatively impacted net sales by $6.9 million. Selling price per pound increased in nearly all product families, while volume declined across nearly all product families partially driven by the continued execution of the Company’s strategy to increase specialty product sales and shift away from less profitable commodity sales.
Gross profit for the Americas was $42.7 million for the six months ended February 28, 2014, an increase of $2.5 million from the comparable period last year. The benefits of recent acquisitions, improved mix and prior restructuring initiatives were partially offset by the negative impacts of lower organic volume and $0.8 million of unfavorable foreign currency translation.
Operating income for the Americas for the six months ended February 28, 2014 and February 28, 2013 was $13.6 million. Operating income benefited from the aforementioned increase in gross profit, offset by increases in SG&A expense from recent acquisitions of $1.3 million and higher incentive compensation expense of $2.5 million as a result of reduced expense in fiscal 2013 due to unfavorable results. Foreign currency translation negatively impacted the Americas operating income by $0.2 million.

	Three months ended February 28,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	38,194	21,790	16,404	75.3%
Net sales	$48,385	$29,037	$19,348	66.6%	$(61)	66.8%
Gross profit	$6,527	$4,938	$1,589	32.2%	$7	32.0%
Gross profit percentage	13.5%	17.0%
Operating income	$3,176	$2,405	$771	32.1%	$66	29.3%
Price per pound	$1.267	$1.333	$(0.066)	(5.0)%	$(0.001)	(4.9)%
Operating income per pound	$0.083	$0.110	$(0.027)	(24.5)%	$0.002	(26.4)%
Three months ended February 28, 2014
Net sales for APAC for the three months ended February 28, 2014 were $48.4 million, an increase of $19.3 million compared with the same prior-year period. During the second quarter of 2014, the Perrite acquisition in APAC provided an incremental contribution in net sales and volume of $13.7 million and 10.7 million pounds, respectively. Excluding the Perrite acquisition, organic volume increased across all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family.
Gross profit for APAC for the three months ended February 28, 2014 was $6.5 million, an increase of 32.2% compared with the prior-year period. Gross profit benefited from the positive contribution of the Perrite acquisition and increased organic volume. The gross profit percentage declined primarily due to the combined impact of competitive pricing pressures noted above and broadening of the Company’s product portfolio within the APAC region.

APAC operating income for the three months ended February 28, 2014 was $3.2 million compared with $2.4 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit and favorable foreign currency translation, offset by incremental SG&A expenses from the Perrite acquisition of $0.5 million.

	Six months ended February 28,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	73,456	44,974	28,482	63.3%
Net sales	$94,793	$60,060	$34,733	57.8%	$25	57.8%
Gross profit	$13,150	$10,492	$2,658	25.3%	$47	24.9%
Gross profit percentage	13.9%	17.5%
Operating income	$6,542	$5,494	$1,048	19.1%	$148	16.4%
Price per pound	$1.290	$1.335	$(0.045)	(3.4)%	$—	(3.4)%
Operating income per pound	$0.089	$0.122	$(0.033)	(27.0)%	$0.002	(28.7)%
Six months ended February 28, 2014
Net sales for APAC for the six months ended February 28, 2014 were $94.8 million, an increase of $34.7 million compared with the same prior-year period. During the six months ended February 28, 2014, the Perrite acquisition in APAC provided an incremental contribution in net sales and volume of $25.2 million and 19.2 million pounds, respectively. Excluding the Perrite acquisition, volumes increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family.
Gross profit for APAC for the six months ended February 28, 2014 was $13.2 million, an increase of 25.3% compared with the prior-year period. Gross profit benefited from the positive contribution of the Perrite acquisition. The gross profit percentage declined as a result of product mix and the competitive pricing pressures, as noted above.
APAC operating income for the six months ended February 28, 2014 was $6.5 million compared with $5.5 million in the comparable period of fiscal 2013. The increase in operating income was primarily due to the increased gross profit and favorable foreign currency translation, partially offset by incremental SG&A expenses from the Perrite acquisition of $1.1 million.

	Three months ended February 28,
					Favorable (unfavorable)
Consolidated	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	500,644	460,301	40,343	8.8%
Net sales	$588,508	$515,440	$73,068	14.2%	$3,624	13.5%
Operating income	$13,755	$9,511	$4,244	44.6%	$134	43.2%
Total operating income before certain items*	$19,284	$12,259	$7,025	57.3%	$139	56.2%
Price per pound	$1.176	$1.120	$0.056	5.0%	$0.008	4.3%
Total operating income per pound before certain items*	$0.039	$0.027	$0.012	44.4%	$0.001	40.7%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.
Three months ended February 28, 2014
Consolidated net sales for the three months ended February 28, 2014 were $588.5 million, an increase of $73.1 million, or 14.2%, compared with the same prior-year period. Incremental net sales and volume in the second quarter of fiscal 2014 from the Company’s recent acquisitions contributed $52.4 million and 36.5 million pounds, respectively. Excluding the impact of recent acquisitions, net sales were positively impacted by a 3.1% increase in price per pound and a 0.8% increase in organic volume. Foreign currency translation favorably impacted net sales for the three months ended February 28, 2014 by $3.6 million.
Operating income increased $4.2 million for the three months ended February 28, 2014 compared to the same prior year period. Total operating income, before certain items, for the three months ended February 28, 2014 was $19.3 million, an increase of $7.0 million compared with last year. The increase in both operating income and total operating income, before certain items, was primarily due to increased gross profit across all segments, partially offset by the increased SG&A expense noted below. Recent acquisitions contributed $2.3 million of operating income, before certain items.
Excluding $2.7 million of acquisition and restructuring related costs for the three months ended February 28, 2014 and $0.7 million of acquisition related costs for the three months ended February 28, 2013, the Company’s SG&A expenses increased $4.6 million for the three months ended February 28, 2014 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $2.9 million from recent acquisitions, higher incentive compensation expense of $1.5 million primarily as a result of reduced expense in fiscal 2013 due to unfavorable results. Foreign currency translation unfavorably impacted SG&A expenses for the three months ended February 28, 2014 by $0.3 million.

	Six months ended February 28,
					Favorable (unfavorable)
Consolidated	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,003,360	933,352	70,008	7.5%
Net sales	$1,173,905	$1,047,525	$126,380	12.1%	$14,878	10.6%
Operating income	$33,687	$27,094	$6,593	24.3%	$757	21.5%
Total operating income before certain items*	$43,749	$33,338	$10,411	31.2%	$762	28.9%
Price per pound	$1.170	$1.122	$0.048	4.3%	$0.015	2.9%
Total operating income per pound before certain items*	$0.044	$0.036	$0.008	22.2%	$0.001	19.4%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.
Six months ended February 28, 2014
Consolidated net sales for the six months ended February 28, 2014 were $1,173.9 million, an increase of $126.4 million, or 12.1%, compared with the same prior-year period. Incremental net sales and volume from the Company’s recent acquisitions contributed $86.9 million and 60.5 million pounds, respectively, for the six months ended February 28, 2014. Excluding the impact of recent acquisitions, net sales were positively impacted by a 2.7% increase in price per pound and 1.0% increase in organic volume. Foreign currency translation favorably impacted net sales for the six months ended February 28, 2014 by $14.9 million.
Operating income increased $6.6 million for the six months ended February 28, 2014 compared to the same prior year period. Total operating income, before certain items, for the six months ended February 28, 2014 was $43.7 million, an increase of $10.4 million compared with last year. The increase in both operating income and total operating income, before certain items, was primarily due to increased gross profit across all segments, partially offset by the increased SG&A expense noted below. Recent acquisitions contributed $3.6 million of operating income, before certain items.
Excluding $4.6 million of acquisition and restructuring related costs for the six months ended February 28, 2014 and $1.0 million of acquisition related costs for the six months ended February 28, 2013, the Company’s SG&A expenses increased $9.2 million for the six months ended February 28, 2014 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $4.6 million from recent acquisitions, higher incentive compensation expense of $3.4 million and unfavorable foreign currency translation of $1.3 million.
Additional consolidated results
During the six months ended February 28, 2014 and 2013, the Company recorded asset impairment charges of $0.1 million and $0.5 million, respectively, related to a reduction in the carrying value of one of the Company’s facilities in Oyonnax, France. For further discussion refer to Note 14 of this Form 10-Q.
Interest expense, net of interest income, increased $0.6 million and $1.2 million for the three and six months ended February 28, 2014, respectively, as compared with the same periods in the prior year. Interest expense related to increased borrowings for recent acquisitions was $0.4 million and $0.6 million for the three and six months ended February 28, 2014, respectively.
The Company experienced foreign currency losses of $1.5 million and $2.1 million for the three and six months ended February 28, 2014, respectively. Foreign currency losses related to the Argentine peso from the Company's consolidated venture in Argentina were $1.2 million and $1.5 million for the three and six months ended February 28, 2014, respectively, and were primarily related to the remeasurement of non-functional currency liabilities. For the three and six months ended February 28, 2014, the Argentine peso weakened against the US dollar by 28% and 39%, respectively. The impact of these losses on net income attributable to the

Company is reduced in proportion to the 49% equity held by noncontrolling interests in the venture, or $0.6 million and $0.7 million for the three and six months ended February 28, 2014, respectively. During the three and six months ended February 28, 2013, the Company experienced a minimal foreign currency gain and a $0.5 million loss, respectively.
Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout the Americas, EMEA, and APAC regions, and also changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2014 and August 31, 2013.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture.
Net income attributable to the Company’s stockholders was $6.9 million and $11.8 million for the three months ended February 28, 2014 and 2013, respectively. Net income attributable to the Company's stockholders was $21.9 million and $23.6 million for the six months ended February 28, 2014 and 2013, respectively. Foreign currency translation had a positive impact of $0.1 million and $0.7 million on net income for the three and six months ended February 28, 2014, respectively.
Product Families
Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended February 28,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$188,969	32%	$189,544	37%
Engineered plastics	182,890	31	123,908	24
Distribution services	94,406	16	94,608	18
Specialty powders	79,863	14	69,741	14
Custom performance colors	42,380	7	37,639	7
Total consolidated net sales	$588,508	100%	$515,440	100%

	Six months ended February 28,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$381,361	33%	$388,470	37%
Engineered plastics	357,601	30	258,726	25
Distribution services	184,314	16	182,255	17
Specialty powders	166,810	14	143,564	14
Custom performance colors	83,819	7	74,510	7
Total consolidated net sales	$1,173,905	100%	$1,047,525	100%

The increase in the engineered plastics product family during the three and six months ended February 28, 2014 was driven by the impact of recent acquisitions, which contributed $50.9 million and $85.4 million of incremental net sales, respectively.

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

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
EMEA	77%	70%	82%	75%
Americas	60%	61%	64%	64%
APAC	72%	65%	70%	70%
Worldwide	69%	66%	73%	70%
Restructuring
The Company did not have any new restructuring plans during the six months ended February 28, 2014. For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	1,576	1,929	—	3,505
Fiscal 2014 payments	(4,507)	(1,973)	—	(6,480)
Translation	—	—	381	381
Accrual balance as of February 28, 2014	$2,515	$356	$(116)	$2,755
Income Tax
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the second quarter of fiscal 2014 and 2013 is as follows:

	Three months ended February 28,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$3,526	35.0%	$2,785	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(3,878)	(38.4)	(1,355)	(17.0)
U.S. and foreign losses with no tax benefit	2,815	27.9	1,161	14.6
U.S. restructuring and other U.S. charges with no benefit	868	8.6	231	2.9
Valuation allowance changes	—	—	(7,049)	(88.6)
Establishment (resolution) of uncertain tax positions	(70)	(0.7)	(422)	(5.3)
Other	166	1.6	299	3.8
Total income tax expense (benefit)	$3,427	34.0%	$(4,350)	(54.6)%

A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the six months ended February 28, 2014 and 2013 is as follows:

	Six months ended February 28,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$9,546	35.0%	$8,237	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(7,674)	(28.1)	(4,603)	(19.5)
U.S. and foreign losses with no tax benefit	4,600	16.9	1,941	8.2
U.S. restructuring and other U.S. charges with no benefit	1,342	4.9	554	2.4
Valuation allowance changes	—	—	(7,049)	(30.0)
Establishment (resolution) of uncertain tax positions	(14)	(0.1)	(253)	(1.1)
Other	195	0.7	260	1.1
Total income tax expense (benefit)	$7,995	29.3%	$(913)	(3.9)%
The effective tax rates for the three months and six months ended February 28, 2014 and 2013 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate and the valuation allowance decrease for the three months and six months ended February 28, 2013. In January 2014, Mexico made significant changes to its tax laws which resulted in the recognition of a $0.8 million tax benefit, which is included in the amount of foreign taxes at less than the U.S. statutory federal income tax rate. These favorable effects on the Company's tax rate were partially offset by no tax benefits being recognized for U.S. and certain foreign losses.
The increase in the effective tax rate as compared with the same period last year was driven primarily by the valuation allowance adjustment in the three months and six months ended February 28, 2013. There was also a significant increase in the amount of U.S. and certain foreign losses with no tax benefits as well as U.S. restructuring and other U.S. charges with no tax benefits which were primarily offset by increases in income in foreign jurisdictions taxed at rates less than the U.S. statutory federal income tax rate.
Goodwill
Goodwill is tested for impairment annually as of June 1. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement that combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results.
As of June 1, 2013, the annual goodwill impairment test date for fiscal 2013, goodwill was included in four of the Company's reporting units in EMEA (masterbatch solutions, specialty powders, custom performance colors and distribution services) and four reporting units in the Americas (masterbatch solutions, custom performance colors, engineered plastics and specialty powders). During the first quarter of fiscal 2014, additional goodwill was recorded as a result of the Perrite acquisition and allocated to the EMEA and APAC engineered plastics reporting units based on relative fair values. In the second quarter of fiscal 2014, additional goodwill was recorded as a result of the Network Polymers and Prime Colorants acquisitions and allocated to the Americas engineered plastics and custom performance colors reporting units, respectively.
Management concluded, based on the fiscal 2013 quantitative goodwill impairment analysis, that as of June 1, 2013, the fair values of the Americas and EMEA specialty powders and EMEA custom performance colors reporting units exceeded their carrying values by 6%, 10% and 6%, respectively. As of February 28, 2014, the Company's Americas specialty powders reporting unit had goodwill of $24.2 million while goodwill in the EMEA specialty powders and custom performance colors reporting units was $19.2 million and $43.8 million, respectively. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the Americas and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these three reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.

Since the reporting units with goodwill are performing at or in excess of our operating plan for the six months ended February 28, 2014, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash used in operations was $8.7 million and $8.1 million for the six months ended February 28, 2014 and 2013, respectively. The Company’s cash and cash equivalents decreased $44.0 million from August 31, 2013. This decrease was driven primarily by the fiscal 2014 acquisitions, partially offset by net borrowings.
The Company’s approximate working capital days are summarized as follows:

	February 28, 2014	August 31, 2013	February 28, 2013
Days in receivables	58	53	56
Days in inventory	55	53	58
Days in payables	47	48	46
Total working capital days	66	58	68
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 28, 2014	August 31, 2013	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$90,053	$134,054	$(44,001)	(32.8)%
Working capital, excluding cash	$316,375	$241,597	$74,778	31.0%
Long-term debt	$302,981	$207,435	$95,546	46.1%
Total debt	$323,553	$215,808	$107,745	49.9%
Net debt*	$233,500	$81,754	$151,746	185.6%
Total A. Schulman, Inc.’s stockholders’ equity	$535,436	$507,377	$28,059	5.5%
* Total debt less cash and cash equivalents
As of February 28, 2014, 92% of the Company’s cash and cash equivalents were held by its foreign subsidiaries, compared to 95% as of August 31, 2013. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service outstanding debt. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. In addition, excess cash in the U.S. is generally used to repay outstanding debt.
Working capital, excluding cash, was $316.4 million as of February 28, 2014, an increase of $74.8 million from August 31, 2013. The primary reasons for the increase in working capital from August 31, 2013 included increases of $71.1 million in accounts receivable and $45.5 million in inventory, offset by an increase in accounts payable of $27.2 million and increases in other short-term liabilities of $17.4 million. The translation effect of foreign currencies, primarily the Euro, increased accounts receivable by $8.4 million, inventory by $7.9 million and accounts payable by $8.4 million. The fiscal 2014 acquisitions contributed $38.5 million, $25.3 million, and $33.7 million to the increases in accounts receivable, inventory and accounts payable, respectively. Excluding the impact of recent acquisitions, the increase in accounts receivable is primarily related to higher net sales in the two months prior to February 28, 2014 compared to the two months prior to August 31, 2013.
Capital expenditures for the six months ended February 28, 2014 were $16.5 million compared with $12.9 million last year. The increase in capital expenditures principally relates to the $3.5 million purchase of the land and building for the ECM Plastics, Inc. manufacturing operations acquired in September 2013 as well as regular and ongoing investments in the Company's global manufacturing facilities.

In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for:

•	a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan facility (the "Term Loan Facility"); and

•
an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility").

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of February 28, 2014.
Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of February 28, 2014, the amount available under the Credit Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $253.5 million. Outstanding letters of credit and borrowings as of August 31, 2013 were $1.0 million and $150.0 million, respectively.
On February 14, 2014, the Company obtained a $15.0 million uncommitted line of credit from Huntington National Bank, available until September 24, 2018. The interest rate is based upon the 30-day LIBOR index that is 10 basis points below the applicable spread on the Revolving Facility, noted above. The Company has no outstanding borrowings under this line of credit as of February 28, 2014.
On March 1, 2006, the Company issued €50.3 million of senior guaranteed notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (“Euro Notes”). The carrying value of the Euro Notes approximate €45.3 million, or $62.6 million, as of February 28, 2014. Repayment of the Euro Notes prior to maturity would cost approximately $11.0 million in early termination fees as of February 28, 2014.
The Euro Notes are guaranteed by certain material domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Euro Notes and does not believe a subsequent covenant violation is reasonably possible as of February 28, 2014.
Below summarizes the Company’s available funds:

	February 28, 2014	August 31, 2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	195,625	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	61,627	56,178
Total capacity from credit lines and notes	$572,252	$356,178
Availability:
Revolving Facility	$241,117	$149,024
Term Loan Facility	—	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	53,251	49,302
Total available funds from credit lines and notes	$309,368	$198,326

Total available funds from credit lines and notes represents the total capacity from credit lines and notes less outstanding borrowings of $261.9 million and $156.9 million as of February 28, 2014 and August 31, 2013, respectively, and issued letters of credit of $1.0 million as of February 28, 2014 and August 31, 2013.
The Company was in a net debt position of $233.5 million and $81.8 million as of February 28, 2014 and August 31, 2013, respectively. The change of $151.7 million was a result of an increase in total debt of $107.7 million and a decrease in cash and cash equivalents of $44.0 million due to the fiscal 2014 acquisitions, dividend payments, share repurchases, working capital needs, and capital expenditures.
During the three and six months ended February 28, 2014, the Company declared and paid quarterly cash dividends of $0.20 and $0.40 per common share. The total amount of these dividends was $5.9 million and $11.8 million, respectively.
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2014. The Company repurchased 40,327 shares of common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share. Shares valued at $55.5 million remain authorized for repurchase as of February 28, 2014. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. Since the inception of the 2011 Repurchase Program, the Company has acquired 2,192,612 shares at an average price of $20.33 per share.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso and Brazilian real, Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of foreign currencies during the six months ended February 28, 2014 increased the accumulated other comprehensive income (loss) account by $16.4 million, which was primarily the result of a 4.3% increase in the value of the Euro from 1.324 U.S. dollars to 1 Euro as of August 31, 2013 to 1.381 as of February 28, 2014.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
As of February 28, 2014, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013, other than the Company's new Credit Agreement. Refer to Note 4 within this Form 10-Q for further details.
The Company’s outstanding commercial commitments as of February 28, 2014 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2014.
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

•	the effectiveness of the Company’s efforts to improve operating margins through sales growth, price increases, productivity gains, and improved purchasing techniques;

•	competitive factors, including intense price competition;

•	fluctuations in the value of currencies in areas where the Company operates;

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
In the first quarter of fiscal 2014, the Company acquired the Perrite Group and in the second quarter of fiscal 2014, the Company acquired Network Polymers and Prime Colorants. The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include the Perrite Group, Network Polymers and Prime Colorants acquisitions. These exclusions are in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
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
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2014. The Company repurchased 40,327 shares of common stock during the first quarter of fiscal 2014 at an average price of $27.68 per share. Shares valued at $55.5 million remain authorized for repurchase as of February 28, 2014. For further discussion of the Company's share repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. Since the inception of the 2011 Repurchase Program, the Company has acquired 2,192,612 shares at an average price of $20.33 per share.

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

10.1*	Form of 2014 Restricted Stock Unit Award Agreement for Foreign Employees (filed herewith)

10.2*	Form of Notice of 2014 Restricted Stock Unit Award for Foreign Employees (filed herewith)

10.3*	Form of 2014 Restricted Stock Award Agreement for Employees (filed herewith)

10.4*	Form of Notice of 2014 Restricted Stock Award for Employees (filed herewith)

10.5*	Form of Notice of 2014 Whole Share Award Agreement for Non-Employee Directors (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	April 7, 2014