Form 10-Q
period 2014-05-31
SCHULMAN A INC
filed 2014-07-01
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
Number of shares of common stock, $1.00 par value, outstanding as of June 24, 2014 – 29,210,139

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosure about Market Risk	29
Item 4	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1A	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6	Exhibits	31
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	Unaudited (In thousands, except per share data)
Net sales	$645,735	$548,589	$1,819,640	$1,596,114
Cost of sales	553,771	474,545	1,574,269	1,387,206
Selling, general and administrative expenses	65,536	54,409	181,647	157,744
Restructuring expense	1,078	1,807	4,583	5,413
Asset impairment	—	1,121	104	1,619
Curtailment (gain) loss	—	—	—	333
Operating income	25,350	16,707	59,037	43,799
Interest expense	1,433	1,865	6,112	5,559
Interest income	(68)	(80)	(211)	(408)
Foreign currency transaction (gains) losses	(28)	139	2,120	676
Other (income) expense, net	4	(27)	(267)	(374)
Income from continuing operations before taxes	24,009	14,810	51,283	38,346
Provision (benefit) for U.S. and foreign income taxes	4,662	4,497	12,657	3,584
Income from continuing operations	19,347	10,313	38,626	34,762
Income (loss) from discontinued operations, net of tax	(23)	(4,821)	2,979	(5,102)
Net income	19,324	5,492	41,605	29,660
Noncontrolling interests	(233)	(275)	(584)	(881)
Net income attributable to A. Schulman, Inc.	$19,091	$5,217	$41,021	$28,779

Weighted-average number of shares outstanding:
Basic	29,081	29,316	29,052	29,275
Diluted	29,375	29,477	29,300	29,421

Basic earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.66	$0.34	$1.31	$1.16
Income (loss) from discontinued operations	—	(0.16)	0.10	(0.18)
Net income attributable to A. Schulman, Inc.	$0.66	$0.18	$1.41	$0.98

Diluted earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.65	$0.34	$1.30	$1.15
Income (loss) from discontinued operations	—	(0.16)	0.10	(0.17)
Net income attributable to A. Schulman, Inc.	$0.65	$0.18	$1.40	$0.98

Cash dividends per common share	$0.200	$0.195	$0.600	$0.585

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	Unaudited (In thousands)
Net income	$19,324	$5,492	$41,605	$29,660
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(1,290)	(6,752)	15,076	3,081
Unrecognized net actuarial gains (losses) and prior service (costs) credits, net of tax	78	112	312	1,007
Other comprehensive income (loss)	(1,212)	(6,640)	15,388	4,088
Comprehensive income (loss)	18,112	(1,148)	56,993	33,748
Less: comprehensive income (loss) attributable to noncontrolling interests	225	242	462	772
Comprehensive income (loss) attributable to A. Schulman, Inc.	$17,887	$(1,390)	$56,531	$32,976

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2014	August 31, 2013
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$110,804	$134,054
Accounts receivable, less allowance for doubtful accounts of $11,128 at May 31, 2014 and $10,434 at August 31, 2013	384,988	310,749
Inventories, lower of average cost or market	307,960	261,658
Prepaid expenses and other current assets	46,992	41,224
Total current assets	850,744	747,685
Property, plant and equipment, at cost:
Land and improvements	26,708	27,954
Buildings and leasehold improvements	158,458	146,647
Machinery and equipment	391,716	356,144
Furniture and fixtures	42,030	39,065
Construction in progress	10,902	7,149
Gross property, plant and equipment	629,814	576,959
Accumulated depreciation	397,025	366,438
Net property, plant and equipment	232,789	210,521
Deferred charges and other noncurrent assets	55,132	48,723
Goodwill	184,547	139,526
Intangible assets, net	116,224	91,887
Total assets	$1,439,436	$1,238,342
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$310,098	$265,477
U.S. and foreign income taxes payable	8,838	6,423
Accrued payroll, taxes and related benefits	50,527	43,072
Other accrued liabilities	44,618	48,689
Short-term debt	21,955	8,373
Total current liabilities	436,036	372,034
Long-term debt	292,742	207,435
Pension plans	103,639	98,599
Deferred income taxes	23,769	20,873
Other long-term liabilities	24,968	24,657
Total liabilities	881,154	723,598
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,183 shares at May 31, 2014 and 48,094 shares at August 31, 2013	48,183	48,094
Additional paid-in capital	268,326	263,158
Accumulated other comprehensive income (loss)	16,192	682
Retained earnings	597,674	574,370
Treasury stock, at cost, 18,874 shares at May 31, 2014 and 18,940 shares at August 31, 2013	(379,922)	(378,927)
Total A. Schulman, Inc.’s stockholders’ equity	550,453	507,377
Noncontrolling interests	7,829	7,367
Total equity	558,282	514,744
Total liabilities and equity	$1,439,436	$1,238,342

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2014	2013
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$41,605	$29,660
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	24,751	22,489
Amortization	10,308	8,665
Deferred tax provision	(3,182)	(8,879)
Pension, postretirement benefits and other deferred compensation	9,157	6,465
Asset impairment	104	5,619
Curtailment (gain) loss	—	333
Gain on sale of assets from discontinued operations	(3,344)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26,048)	(13,123)
Inventories	(15,330)	(18,841)
Accounts payable	2,847	27,092
Income taxes	204	(1,157)
Accrued payroll and other accrued liabilities	260	2,034
Other assets and long-term liabilities	(6,296)	(7,780)
Net cash provided from (used in) operating activities	35,036	52,577
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(24,126)	(20,518)
Proceeds from the sale of assets	5,255	11,745
Business acquisitions, net of cash	(115,624)	(36,360)
Net cash provided from (used in) investing activities	(134,495)	(45,133)
Financing from continuing and discontinued operations:
Cash dividends paid	(17,717)	(17,313)
Increase (decrease) in short-term debt	3,747	(28,086)
Borrowings on long-term debt	703,141	134,097
Repayments on long-term debt	(609,501)	(89,241)
Payment of debt issuance costs	(1,782)	—
Issuances of stock, common and treasury	403	1,469
Redemptions of common stock	(361)	(397)
Purchases of treasury stock	(1,116)	(1,021)
Net cash provided from (used in) financing activities	76,814	(492)
Effect of exchange rate changes on cash	(605)	(895)
Net increase (decrease) in cash and cash equivalents	(23,250)	6,057
Cash and cash equivalents at beginning of period	134,054	124,031
Cash and cash equivalents at end of period	$110,804	$130,088

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	GENERAL
The unaudited interim consolidated financial statements included for A. Schulman, Inc. (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The fiscal year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
The results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2014.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2014 presentation.

(2)	BUSINESS ACQUISITIONS
The following table summarizes the Company's business acquisitions for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
ECM Plastics, Inc.	September 4, 2012	$36.8	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products
Perrite Group	September 2, 2013	$51.3	EMEA and APAC
A thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France
Network Polymers, Inc.	December 2, 2013	$49.2	Americas
An Ohio niche engineered plastics compounding business that is a leading single source provider of thermoplastic resins and alloys
Prime Colorants	December 31, 2013	$15.1	Americas
A Tennessee manufacturer of custom color and additive concentrates
Specialty plastics business of Ferro Corporation	July 1, 2014	$91.0	Americas and EMEA
A specialty engineered plastics and masterbatch color business with operations in the U.S. and Spain
The Company incurred $0.9 million and $3.4 million of acquisition related costs, primarily included in selling, general & administrative expenses, during the three and nine months ended May 31, 2014, respectively, and $0.8 million and $1.8 million during three and nine months ended May 31, 2013, respectively.
On June 18, 2014, the Company contributed $3.0 million of cash to its Argentinean venture with Alta Plastica S.A. and increased ownership to 63% from 51%.
On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business from Ferro Corporation for $91 million in cash. The acquisition strategically expands the Company's geographic reach with four facilities located in the U.S. and one facility located in Spain. In addition, the acquisition diversifies the Company's product mix and strengthens its position in a broad range of attractive product markets. Due to the timing of closing, preliminary purchase accounting, pro-forma presentation and other required disclosures are not yet available.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by segment for the Company is as follows:

	EMEA	Americas	APAC	Total
	(In thousands)
Balance as of August 31, 2013	$70,266	$69,260	$—	$139,526
Acquisitions	11,618	29,063	637	41,318
Translation	3,659	29	15	3,703
Balance as of May 31, 2014	$85,543	$98,352	$652	$184,547
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
The Company completed its annual impairment review of goodwill as of June 1, 2013 and noted no impairment. The fair value used in the analysis was estimated using a combination of the income and market approaches. These valuation methodologies use management judgment and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. In addition, the Company is not aware of any triggers which would require a goodwill impairment test as of May 31, 2014.
The following table summarizes intangible assets with determinable useful lives by major category:

	May 31, 2014			August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related intangibles	$107,949	$(26,100)	$81,849	$85,129	$(19,605)	$65,524
Developed technology	19,898	(6,558)	13,340	19,641	(5,156)	14,485
Registered trademarks and tradenames	27,169	(6,134)	21,035	15,991	(4,113)	11,878
Total finite-lived intangible assets	$155,016	$(38,792)	$116,224	$120,761	$(28,874)	$91,887
The increase in intangible assets from August 31, 2013 is due to the fiscal 2014 acquisitions. Amortization expense of intangible assets was $3.4 million and $9.5 million for the three and nine months ended May 31, 2014, respectively, and $2.6 million and $7.8 million for the three and nine months ended May 31, 2013, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The following table summarizes short-term and long-term debt obligations outstanding:

	May 31, 2014	August 31, 2013
	(In thousands)
Notes payable and other, due within one year	$8,530	$5,042
Current portion of long-term debt	13,425	3,331
Short-term debt	$21,955	$8,373

Revolving credit loan, LIBOR plus applicable spread, due 2016	$—	$150,000
Revolving credit loan, LIBOR plus applicable spread, due 2018	54,500	—
Term loan, due 2018	183,125	—
Euro notes, 4.485%, due 2016	54,793	56,626
Capital leases and other long-term debt	324	809
Long-term debt	$292,742	$207,435
In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for:

•	a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan facility (the "Term Loan Facility") with quarterly payments due until maturity; and

•
an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility").

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of May 31, 2014.
Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of May 31, 2014, the amount available under the Credit Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $247.6 million. Outstanding letters of credit and borrowings under the previous credit agreement as of August 31, 2013 were $1.0 million and $150.0 million, respectively.
On February 14, 2014, the Company obtained a $15.0 million uncommitted line of credit from a regional financial institution, available until September 24, 2018. The interest rate is based upon the 30-day LIBOR index that is 10 basis points below the applicable spread on the Revolving Facility, noted above. The Company has $4.5 million of outstanding borrowings under this line of credit as of May 31, 2014 which are included in short-term debt on the Company's consolidated balance sheet.
On March 1, 2006, the Company issued €50.3 million of senior guaranteed notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (the “Euro Notes”). The carrying value of the Euro Notes approximate €42.8 million, or $58.2 million, as of May 31, 2014. Repayment of the Euro Notes prior to maturity would cost approximately $9.4 million in early termination fees as of May 31, 2014.
The Euro Notes are guaranteed by certain material domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Euro Notes and does not believe a subsequent covenant violation is reasonably possible as of May 31, 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below summarizes the Company’s available funds:

	May 31, 2014	August 31, 2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	193,125	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	61,191	56,178
Total capacity from credit lines and notes	$569,316	$356,178
Availability:
Revolving Facility	$244,524	$149,024
Domestic short-term lines of credit	10,500	—
Foreign short-term lines of credit	56,236	49,302
Total available funds from credit lines and notes	$311,260	$198,326
Total available funds from credit lines and notes represent the total capacity from credit lines and notes less outstanding borrowings of $257.1 million and $156.9 million as of May 31, 2014 and August 31, 2013, respectively, and issued letters of credit of $1.0 million as of May 31, 2014 and August 31, 2013.

(5)	FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	May 31, 2014				August 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$627	$—	$627	$—	$151	$—	$151	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$623	$—	$623	$—	$1,224	$—	$1,224	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$60,854	$—	$60,854	$—	$63,460	$—	$63,460	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $123.6 million and $138.0 million as of May 31, 2014 and August 31, 2013, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2014 and August 31, 2013.
Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of May 31, 2014 and August 31, 2013, the carrying

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $58.2 million and $60.0 million, respectively.
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
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. For discussion on asset impairments, refer to Note 14 of this Form 10-Q.
There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

(6)	INCOME TAXES
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the respective periods is as follows:

	Three months ended May 31,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$8,403	35.0%	$5,183	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(3,946)	(16.4)	(3,285)	(22.2)
U.S. and foreign losses with no tax benefit	320	1.3	1,919	13.0
U.S. restructuring and other U.S. charges with no benefit	334	1.4	479	3.2
Establishment (resolution) of uncertain tax positions	(160)	(0.7)	36	0.2
Other	(289)	(1.2)	165	1.1
Provision (benefit) for U.S. and foreign income taxes	$4,662	19.4%	$4,497	30.3%

	Nine months ended May 31,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$17,949	35.0%	$13,421	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(11,473)	(22.4)	(8,711)	(22.7)
U.S. and foreign losses with no tax benefit	4,774	9.3	4,411	11.5
U.S. restructuring and other U.S. charges with no benefit	1,676	3.3	1,033	2.7
Valuation allowance changes	—	—	(7,049)	(18.4)
Establishment (resolution) of uncertain tax positions	(174)	(0.3)	(217)	(0.6)
Other	(95)	(0.2)	696	1.8
Provision (benefit) for U.S. and foreign income taxes	$12,657	24.7%	$3,584	9.3%
The effective tax rates for the three and nine months ended May 31, 2014 and 2013 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate. The decrease in the effective tax rate for the three months ended May 31, 2014 as compared with the same period last year was driven primarily by the decrease in U.S. and foreign losses with no tax benefit. The increase in the effective tax rate for the nine months ended May 31, 2014 as compared with the same period last year was driven primarily by the valuation allowance adjustment in the nine months ended May 31, 2013.
As of May 31, 2014, the Company's gross unrecognized tax benefits totaled $4.5 million. If recognized, $3.0 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2014, the Company had $0.9 million of accrued interest and penalties on unrecognized tax benefits.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(7)	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
Defined benefit pension plans:
Service cost	$970	$968	$2,878	$2,922
Interest cost	1,370	1,194	4,059	3,617
Expected return on plan assets	(461)	(363)	(1,360)	(1,116)
Actuarial loss (gain) and amortization of prior service cost (credit), net	359	369	1,063	1,117
Net periodic pension benefit cost	$2,238	$2,168	$6,640	$6,540

Other postretirement benefit plan:
Service cost	$1	$3	$3	$11
Interest cost	123	111	369	338
Actuarial loss (gain) and amortization of prior service cost (credit), net	(139)	(135)	(419)	(405)
Curtailment (gain) loss	—	—	—	333
Net periodic postretirement benefit cost (credit)	$(15)	$(21)	$(47)	$277

(8)	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2013	$48,094	$263,158	$682	$574,370	$(378,927)	$7,367	$514,744
Comprehensive income (loss)			15,510	41,021		462	56,993
Cash dividends paid, $0.60 per share				(17,717)			(17,717)
Purchase of treasury stock					(1,116)		(1,116)
Issuance of treasury stock		80			121		201
Stock options exercised	11	191					202
Restricted stock issued, net of forfeitures	88	(88)					—
Redemption of common stock to cover tax withholdings	(10)	(351)					(361)
Amortization of restricted stock		5,336					5,336
Balance as of May 31, 2014	$48,183	$268,326	$16,192	$597,674	$(379,922)	$7,829	$558,282

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits(2)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, February 28, 2014	$34,192	$(16,796)	$17,396
Other comprehensive income (loss) before reclassifications	(1,290)	—	(1,290)
Amounts reclassified from accumulated other comprehensive income	—	78	78
Net current period other comprehensive income (loss)	(1,290)	78	(1,212)
Less: comprehensive income (loss) attributable to noncontrolling interests	(8)	—	(8)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(1,282)	78	(1,204)
Balance, May 31, 2014	$32,910	$(16,718)	$16,192

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits(2)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, August 31, 2013	$17,712		$(17,030)	$682
Other comprehensive income (loss) before reclassifications	15,961		—	15,961
Amounts reclassified from accumulated other comprehensive income	(885)	(3)	312	(573)
Net current period other comprehensive income (loss)	15,076		312	15,388
Less: comprehensive income (loss) attributable to noncontrolling interests	(122)		—	(122)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	15,198		312	15,510
Balance, May 31, 2014	$32,910		$(16,718)	$16,192

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
Time-based and performance-based restricted stock awards	$3,161	$900	$5,360	$2,647
Board of Directors unrestricted awards	—	—	797	850
Total share-based incentive compensation	$3,161	$900	$6,157	$3,497

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of May 31, 2014 was $14.1 million. This cost is expected to be recognized over a weighted-average period of 1.5 years.
As of May 31, 2014, there were 524,749 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan and 22,949 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

(11)	EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock equivalents are exercised as well as the impact of restricted stock awards expected to vest, which combined would then share in the earnings of the Company.
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and grants of restricted stock, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
Weighted-average shares outstanding:
Basic	29,081	29,316	29,052	29,275
Incremental shares from equity awards	294	161	248	146
Diluted	29,375	29,477	29,300	29,421

(12)	SEGMENT INFORMATION
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
The CODM uses net sales to unaffiliated customers, segment gross profit and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related costs including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
EMEA	$413,788	$362,847	$1,189,274	$1,056,533
Americas	181,399	152,535	485,025	446,314
APAC	50,548	33,207	145,341	93,267
Total net sales to unaffiliated customers	$645,735	$548,589	$1,819,640	$1,596,114
Below the Company presents gross profit by segment:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
EMEA	$56,798	$48,684	$156,237	$133,715
Americas	28,263	19,994	70,922	60,155
APAC	7,052	5,687	20,202	16,179
Total segment gross profit	92,113	74,365	247,361	210,049
Inventory step-up	—	—	(1,199)	(138)
Accelerated depreciation and restructuring related costs	(149)	(321)	(791)	(1,003)
Total gross profit	$91,964	$74,044	$245,371	$208,908

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
EMEA	$23,565	$20,222	$61,537	$47,888
Americas	11,257	5,340	24,889	18,977
APAC	3,328	2,738	9,870	8,231
Total segment operating income	38,150	28,300	96,296	75,096
Corporate	(9,752)	(6,192)	(24,149)	(19,651)
Costs related to acquisitions	(888)	(849)	(3,377)	(1,837)
Restructuring and related costs	(2,160)	(3,166)	(8,322)	(6,772)
Accelerated depreciation	—	(265)	(108)	(947)
Asset impairment	—	(1,121)	(104)	(1,619)
Curtailment gain (loss)	—	—	—	(333)
Inventory step-up	—	—	(1,199)	(138)
Operating income	25,350	16,707	59,037	43,799
Interest expense, net	(1,365)	(1,785)	(5,901)	(5,151)
Foreign currency transaction gains (losses)	28	(139)	(2,120)	(676)
Other income (expense), net	(4)	27	267	374
Income from continuing operations before taxes	$24,009	$14,810	$51,283	$38,346

Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The Company offers tolling services to customers primarily in the specialty powders product family. The consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$210,886	33%	$197,069	36%
Engineered plastics	196,744	30	138,570	25
Distribution services	93,586	15	88,738	16
Specialty powders	97,121	15	83,393	15
Custom performance colors	47,398	7	40,819	8
Total consolidated net sales	$645,735	100%	$548,589	100%

	Nine months ended May 31,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$592,247	33%	$585,539	37%
Engineered plastics	554,345	30	397,296	25
Distribution services	277,900	15	270,993	17
Specialty powders	263,931	15	226,957	14
Custom performance colors	131,217	7	115,329	7
Total consolidated net sales	$1,819,640	100%	$1,596,114	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	RESTRUCTURING
The Company did not have any new restructuring plans during the nine months ended May 31, 2014. For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,178	2,405	—	4,583
Fiscal 2014 payments	(5,605)	(2,518)	—	(8,123)
Translation	—	—	362	362
Accrual balance as of May 31, 2014	$2,019	$287	$(135)	$2,171
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
EMEA	$313	$1,373	$938	$4,068
Americas	765	434	3,569	1,165
APAC	—	—	76	180
Total restructuring expense	$1,078	$1,807	$4,583	$5,413

(14)	ASSET IMPAIRMENTS
During the nine months ended May 31, 2014 and 2013, the Company recorded asset impairment charges of $0.1 million and $0.5 million, respectively, related to a reduction in the carrying value of one of the Company’s facilities in Oyonnax, France, which is held for sale. The impairment charges were determined based on the estimated sales value of the facility less the estimated costs to sell utilizing information provided by a third-party real estate valuation source using the market approach.
During the third quarter of fiscal 2013, the Company recorded asset impairment charges of $1.1 million related to a reduction in the carrying value of the Company's facility in Verolanuova, Italy using comparable prices for similar facilities provided by a third-party real estate valuation source using the market approach. In December 2013, the Company sold this facility to a third-party for $1.5 million, which approximated its carrying value.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	SHARE REPURCHASE PROGRAM
On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time. The Program replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014.
The Company repurchased 40,327 shares of common stock entirely in the first quarter of fiscal 2014 at an average price of $27.68 per share for a total cost of $1.1 million under the previous share repurchase program.

(17)	ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods, and the Company will adopt the new guidance on September 1, 2017. Early adoption is not permitted. The Company will evaluate the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In April 2014, the FASB issued new accounting guidance related to reporting discontinued operations that changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements The standard is effective for fiscal years beginning on or after December 15, 2014 on a prospective basis, including interim periods, with early adoption permitted. The Company will evaluate the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
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
The Company completed the sale of all of the fixed and intangible assets of its rotational compounding business in Australia for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment. The assets and liabilities of this business were classified as held for sale in the Company's consolidated balance sheet as of August 31, 2013 and included in prepaid expenses and other current assets and other accrued liabilities, respectively.
The following summarizes select financial information included in net earnings from discontinued operations:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
	(In thousands)
Net sales	$—	$7,685	$1,372	$23,081
Income (loss) from discontinued operations, net of tax	$(23)	$(4,821)	$2,979	$(5,102)
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

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items such as costs related to acquisitions, restructuring and related expenses, and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.

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

2.
Share Repurchases. On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock. The Company repurchased 40,327 shares of common stock, entirely during the first quarter of fiscal 2014, at an average price of $27.68 per share for a total cost of $1.1 million under the previous share repurchase program.

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
On June 18, 2014, the Company contributed $3.0 million of cash to its Argentinean venture with Alta Plastica S.A. and increased ownership to 63% from 51%.

On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business from Ferro Corporation for $91 million in cash which includes four facilities located in the U.S. and one facility located in Spain.

4.
Sale of Australia Business. The Company completed the sale of its rotational compounding business in Australia on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and are reported as discontinued operations.

5.
Credit Agreement. On September 24, 2013, the Company entered into a new $500 million Credit Agreement. The agreement consists of a $300 million Revolving Facility and a $200 million Term Loan Facility, replacing a previous $300 million revolving credit facility, and offers increased borrowing capacity and improved terms and covenants. The agreement expires in September 2018.

6.
Long-term Growth Targets. On April 10, 2014, the Company hosted an Investor Day where the Company introduced several new long-term financial targets, which are based largely on the Company's expectations for continued success with its organic initiatives and acquisition strategy, combined with our financial strength and the growth potential of our global markets. The adjusted earnings per share target for fiscal 2018 is $4.50 to $4.75 per diluted share.

7.
Appointment of President and Chief Executive Officer. On June 19, 2014, the Company's Board of Directors named Bernard Rzepka as President and Chief Executive Officer of the Company, effective January 1, 2015. In addition, the Board nominated Joseph M. Gingo to continue as the Chairman of the Board after his retirement as President and Chief Executive Officer on December 31, 2014. The nomination of Mr. Gingo as Board Chairman is subject to his re-election as a director by shareholders at the Company's annual meeting in December 2014.

Results of Operations
Segment Information

	Three months ended May 31,
					Favorable (unfavorable)
EMEA	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	328,784	303,662	25,122	8.3%
Net sales	$413,788	$362,847	$50,941	14.0%	$21,636	8.1%
Gross profit	$56,798	$48,684	$8,114	16.7%	$2,863	10.8%
Gross profit percentage	13.7%	13.4%
Operating income	$23,565	$20,222	$3,343	16.5%	$1,155	10.8%
Price per pound	$1.259	$1.195	$0.064	5.4%	$0.066	(0.2)%
Operating income per pound	$0.072	$0.067	$0.005	7.5%	$0.004	1.5%
Three months ended May 31, 2014
EMEA net sales for the three months ended May 31, 2014 were $413.8 million, an increase of $50.9 million, or 14.0%, compared with the prior-year period. During the third quarter of fiscal 2014, the incremental contribution of the Perrite acquisition in EMEA was $22.2 million and 14.2 million pounds in net sales and volume, respectively. Foreign currency translation positively impacted net sales by $21.6 million. Organic volume and net sales increased across all product families. Sales and volume benefited from greater demand in the automotive market.
EMEA gross profit was $56.8 million for the three months ended May 31, 2014, an increase of $8.1 million compared with the same prior-year period. The increase in gross profit was mainly attributed to the incremental contribution of the Perrite acquisition, favorable product mix and higher volume across all product families. Foreign currency translation positively impacted gross profit by $2.9 million.
EMEA operating income for the three months ended May 31, 2014 was $23.6 million, an increase of $3.3 million compared with the same period last year. The increase in operating income was primarily due to the aforementioned increase in gross profit and benefits from prior restructuring activities of $0.9 million, partially offset by higher variable incentive compensation and an increase in annual government regulated salaries of $3.2 million. Incremental selling, general and administrative ("SG&A") expenses from the Perrite acquisition were $1.1 million. Foreign currency translation negatively impacted EMEA SG&A expense by $1.7 million.

	Nine months ended May 31,
					Favorable (unfavorable)
EMEA	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	947,220	875,393	71,827	8.2%
Net sales	$1,189,274	$1,056,533	$132,741	12.6%	$43,437	8.5%
Gross profit	$156,237	$133,715	$22,522	16.8%	$5,667	12.6%
Gross profit percentage	13.1%	12.7%
Operating income	$61,537	$47,888	$13,649	28.5%	$1,959	24.4%
Price per pound	$1.256	$1.207	$0.049	4.1%	$0.046	0.2%
Operating income per pound	$0.065	$0.055	$0.010	18.2%	$0.002	14.5%
Nine months ended May 31, 2014
EMEA net sales for the nine months ended May 31, 2014 were $1,189.3 million, an increase of $132.7 million, or 12.6%, compared with the prior-year period. During the nine months ended May 31, 2014, the incremental contribution of the Perrite acquisition in EMEA was $66.6 million and 43.3 million pounds in net sales and volume, respectively. Foreign currency translation positively impacted net sales by $43.4 million. Sales and volume benefited from greater demand in the automotive market and electronics & electrical markets as well as contributions from new customers in the engineered products and specialty powders product families while the custom performance colors product family continued to gain market share within the region.
EMEA gross profit was $156.2 million for the nine months ended May 31, 2014, an increase of $22.5 million compared with the same prior-year period. The increase in gross profit was mainly attributed to the incremental contribution of the Perrite acquisition, favorable product mix and increased organic volume in all product families. Foreign currency translation positively impacted gross profit by $5.7 million.
EMEA operating income for the nine months ended May 31, 2014 was $61.5 million, an increase of $13.6 million compared with the same period last year. The increase in operating income was primarily due to the aforementioned increase in gross profit, benefits from prior restructuring activities of $3.5 million and a reduction in bad debt expense of $1.6 million. Partially offsetting these items were incremental SG&A expenses from the Perrite acquisition of $3.3 million, increased variable incentive compensation and an increase in annual government regulated salaries of $4.1 million, and increased promotional trade show activities of $0.9 million. Foreign currency translation negatively impacted EMEA SG&A expense by $3.7 million.

	Three months ended May 31,
					Favorable (unfavorable)
Americas	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	176,023	162,411	13,612	8.4%
Net sales	$181,399	$152,535	$28,864	18.9%	$(5,135)	22.3%
Gross profit	$28,263	$19,994	$8,269	41.4%	$(550)	44.1%
Gross profit percentage	15.6%	13.1%
Operating income	$11,257	$5,340	$5,917	110.8%	$(142)	113.5%
Price per pound	$1.031	$0.939	$0.092	9.8%	$(0.029)	12.9%
Operating income per pound	$0.064	$0.033	$0.031	93.9%	$(0.001)	97.0%
Three months ended May 31, 2014
Net sales for the Americas for the three months ended May 31, 2014 were $181.4 million, an increase of $28.9 million or 18.9% compared with the prior-year period. During the third quarter of fiscal 2014, the incremental contribution of the Network Polymers and Prime Colorants acquisitions was $20.0 million and 13.3 million pounds in net sales and volume, respectively. Foreign currency translation negatively impacted net sales by $5.1 million. The Americas segment continued to execute on the Company’s strategy to increase specialty product sales and reduce less profitable commodity sales.
Gross profit for the Americas was $28.3 million for the three months ended May 31, 2014, an increase of $8.3 million from the comparable period last year. The benefits of recent acquisitions, improved mix, and prior restructuring initiatives were partially offset by increased variable incentive compensation expense of $0.5 million and unfavorable foreign currency translation of $0.6 million. Additionally, the prior year comparable period included a temporary increase of costs in Latin America due to anticipated improvement in local market demand that did not materialize and have since been addressed through strategic consolidation and restructuring efforts.
Operating income for the Americas for the three months ended May 31, 2014 was $11.3 million compared with $5.3 million in the same quarter of fiscal 2013. Operating income increased due to the increase in gross profit, partially offset by an increase in SG&A expenses due to $1.5 million of increased variable incentive compensation expense and incremental expenses from recent acquisitions of $1.4 million.

	Nine months ended May 31,
					Favorable (unfavorable)
Americas	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	487,491	479,060	8,431	1.8%
Net sales	$485,025	$446,314	$38,711	8.7%	$(12,082)	11.4%
Gross profit	$70,922	$60,155	$10,767	17.9%	$(1,329)	20.1%
Gross profit percentage	14.6%	13.5%
Operating income	$24,889	$18,977	$5,912	31.2%	$(332)	32.9%
Price per pound	$0.995	$0.932	$0.063	6.8%	$(0.025)	9.4%
Operating income per pound	$0.051	$0.040	$0.011	27.5%	$(0.001)	30.0%
Nine months ended May 31, 2014
Net sales for the Americas for the nine months ended May 31, 2014 were $485.0 million, an increase of $38.7 million, or 8.7%, compared with the prior-year period. During the nine months ended May 31, 2014, the Network Polymers and Prime Colorants acquisitions provided incremental net sales and volume of $37.3 million and 25.5 million pounds, respectively. Foreign currency translation negatively impacted net sales by $12.1 million. Excluding acquisitions, selling price per pound increased in all product families, while volume declined across all product families partially driven by the continued execution of the Company’s strategy to increase specialty product sales and shift away from less profitable commodity sales.
Gross profit for the Americas was $70.9 million for the nine months ended May 31, 2014, an increase of $10.8 million from the comparable period last year. The benefits of recent acquisitions, improved mix and prior restructuring initiatives were partially offset by the impact of lower volume, increased variable incentive compensation and $1.3 million of unfavorable foreign currency translation. Additionally, the prior year comparable period included increased costs in Latin America as previously discussed.
Operating income for the Americas for the nine months ended May 31, 2014 was $24.9 million, an increase of $5.9 million compared with the same period last year. Operating income benefited from the increase in gross profit, offset by increases in SG&A expense from recent acquisitions of $2.6 million and higher variable incentive compensation expense of $2.7 million. Foreign currency translation negatively impacted the Americas operating income by $0.3 million.

	Three months ended May 31,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	40,447	24,805	15,642	63.1%
Net sales	$50,548	$33,207	$17,341	52.2%	$(542)	53.9%
Gross profit	$7,052	$5,687	$1,365	24.0%	$(81)	25.4%
Gross profit percentage	14.0%	17.1%
Operating income	$3,328	$2,738	$590	21.5%	$19	20.9%
Price per pound	$1.250	$1.339	$(0.089)	(6.6)%	$(0.013)	(5.7)%
Operating income per pound	$0.082	$0.110	$(0.028)	(25.5)%	$—	(25.5)%

Three months ended May 31, 2014
Net sales for APAC for the three months ended May 31, 2014 were $50.5 million, an increase of $17.3 million compared with the same prior-year period. During the third quarter of fiscal 2014, the Perrite acquisition in APAC provided net sales and volume of $13.5 million and 10.1 million pounds, respectively. Excluding the Perrite acquisition, organic volume increased across all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family.
Gross profit for APAC for the three months ended May 31, 2014 was $7.1 million, an increase of $1.4 million compared with the prior-year period. Gross profit benefited from the positive contribution of the Perrite acquisition and increased organic volume. The gross profit percentage declined primarily due to the combined impact of competitive pricing pressures noted above and broadening of the Company’s product portfolio within the APAC region.
APAC operating income for the three months ended May 31, 2014 was $3.3 million compared with $2.7 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit, offset by incremental SG&A expenses from the Perrite acquisition of $0.6 million.

	Nine months ended May 31,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	113,903	69,779	44,124	63.2%
Net sales	$145,341	$93,267	$52,074	55.8%	$(518)	56.4%
Gross profit	$20,202	$16,179	$4,023	24.9%	$(34)	25.1%
Gross profit percentage	13.9%	17.3%
Operating income	$9,870	$8,231	$1,639	19.9%	$167	17.9%
Price per pound	$1.276	$1.337	$(0.061)	(4.6)%	$(0.005)	(4.2)%
Operating income per pound	$0.087	$0.118	$(0.031)	(26.3)%	$0.002	(28.0)%
Nine months ended May 31, 2014
Net sales for APAC for the nine months ended May 31, 2014 were $145.3 million, an increase of $52.1 million compared with the same prior-year period. During the nine months ended May 31, 2014, the Perrite acquisition in APAC provided net sales and volume of $38.7 million and 29.3 million pounds, respectively. Excluding the Perrite acquisition, volumes increased across all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family.
Gross profit for APAC for the nine months ended May 31, 2014 was $20.2 million, an increase of $4.0 million compared with the prior-year period. Gross profit benefited from the positive contribution of the Perrite acquisition. The gross profit percentage declined as a result of product mix and the competitive pricing pressures, as noted above.
APAC operating income for the nine months ended May 31, 2014 was $9.9 million compared with $8.2 million in the comparable period of fiscal 2013. The increase in operating income was primarily due to the increased gross profit and favorable foreign currency translation, partially offset by incremental SG&A expenses from the Perrite acquisition of $1.7 million.

	Three months ended May 31,
					Favorable (unfavorable)
Consolidated	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	545,254	490,878	54,376	11.1%
Net sales	$645,735	$548,589	$97,146	17.7%	$15,958	14.8%
Operating income	$25,350	$16,707	$8,643	51.7%	$1,042	45.5%
Total operating income before certain items*	$28,398	$22,108	$6,290	28.5%	$1,032	23.8%
Price per pound	$1.184	$1.118	$0.066	5.9%	$0.029	3.3%
Total operating income per pound before certain items*	$0.052	$0.045	$0.007	15.6%	$0.002	11.1%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.
Three months ended May 31, 2014
Consolidated net sales for the three months ended May 31, 2014 were $645.7 million, an increase of $97.1 million, or 17.7%, compared with the same prior-year period. Incremental net sales and volume in the third quarter of fiscal 2014 from the Company’s recent acquisitions contributed $55.7 million and 37.6 million pounds, respectively. Excluding the impact of recent acquisitions, net sales were positively impacted by a 4.0% increase in price per pound and a 3.4% increase in volume. Foreign currency translation favorably impacted net sales for the three months ended May 31, 2014 by $16.0 million.
Operating income increased $8.6 million for the three months ended May 31, 2014 compared to the same prior year period. Total operating income, before certain items, for the three months ended May 31, 2014 was $28.4 million, an increase of $6.3 million compared with last year. The increase in both operating income and total operating income, before certain items, was due to increased gross profit across all segments driven primarily by increased volumes and positive foreign currency translation, partially offset by the increased SG&A expense noted below. Recent acquisitions contributed $3.3 million of operating income, before certain items.
Excluding $1.8 million and $2.2 million of acquisition and restructuring related costs for the three months ended May 31, 2014 and May 31, 2013, respectively, the Company’s SG&A expenses increased $11.5 million for the three months ended May 31, 2014 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $3.0 million from recent acquisitions and higher variable incentive compensation expense of $6.0 million. The increase in variable incentive compensation expense consists of $3.3 million of annual performance-based cash bonus primarily impacting the regions and $2.7 million of long-term incentive compensation primarily impacting Corporate. Foreign currency translation unfavorably impacted SG&A expenses for the three months ended May 31, 2013 by $1.2 million.

	Nine months ended May 31,
					Favorable (unfavorable)
Consolidated	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,548,614	1,424,232	124,382	8.7%
Net sales	$1,819,640	$1,596,114	$223,526	14.0%	$30,837	12.1%
Operating income	$59,037	$43,799	$15,238	34.8%	$1,799	30.7%
Total operating income before certain items*	$72,147	$55,445	$16,702	30.1%	$1,794	26.9%
Price per pound	$1.175	$1.121	$0.054	4.8%	$0.020	3.0%
Total operating income per pound before certain items*	$0.047	$0.039	$0.008	20.5%	$0.002	15.4%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.
Nine months ended May 31, 2014
Consolidated net sales for the nine months ended May 31, 2014 were $1,819.6 million, an increase of $223.5 million, or 14.0%, compared with the same prior-year period. Incremental net sales and volume from the Company’s recent acquisitions contributed $142.6 million and 98.1 million pounds, respectively, for the nine months ended May 31, 2014. Excluding the impact of recent acquisitions, net sales were positively impacted by a 3.2% increase in price per pound and 1.8% increase in volume. Foreign currency translation favorably impacted net sales for the nine months ended May 31, 2014 by $30.8 million.
Operating income increased $15.2 million for the nine months ended May 31, 2014 compared to the same prior year period. Total operating income, before certain items, for the nine months ended May 31, 2014 was $72.1 million, an increase of $16.7 million compared with last year. The increase in both operating income and total operating income, before certain items, was primarily due to increased gross profit across all segments, partially offset by the increased SG&A expense noted below. Recent acquisitions contributed $6.9 million of operating income, before certain items.
Excluding $6.4 million and $3.2 million of acquisition and restructuring related costs for the nine months ended May 31, 2014 and May 31, 2013, respectively, the Company’s SG&A expenses increased $20.6 million for the nine months ended May 31, 2014 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $7.6 million from recent acquisitions, higher variable incentive compensation expense of $9.4 million and unfavorable foreign currency translation of $2.5 million. The increase in variable incentive compensation expense consists of $6.2 million of annual performance-based cash bonus primarily impacting the regions and $3.2 million of long-term incentive compensation primarily impacting Corporate.
Additional consolidated results
During the nine months ended May 31, 2014 and 2013, the Company recorded asset impairment charges of $0.1 million and $1.6 million, respectively, related to a reduction in the carrying value of two of the Company’s facilities. For further discussion refer to Note 14 of this Form 10-Q.
Interest expense, net of interest income, decreased $0.4 million for the three months ended May 31, 2014 and increased $0.8 million for the nine months ended May 31, 2014, as compared with the same periods in the prior year. Interest expense in the third quarter of fiscal 2014 included a $0.7 million refund of previously paid interest related to Brazilian value added taxes. Excluding the Brazilian interest refund, interest expense increased $0.3 million and $1.5 million for the three and nine months ended May 31, 2014, respectively, primarily related to increased borrowings for recent acquisitions.
The Company experienced a minimal foreign currency impact for the three months ended May 31, 2014 and 2013. Foreign currency losses were $2.1 million and $0.7 million for the nine months ended May 31, 2014 and 2013, respectively. For the nine months ended May 31, 2014, foreign currency losses related to the Argentine peso from the Company's consolidated venture in Argentina were $1.6 million and were primarily related to the remeasurement of non-functional currency liabilities. The Argentine peso weakened against the US dollar by 42% this period. The impact of these losses on net income attributable to the Company is reduced in proportion to the 49% equity held by noncontrolling interests in the venture, or $0.8 million for the nine months ended May 31, 2014.
Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and also changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2014 and August 31, 2013.
Noncontrolling interests represent a 49% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture. On June 18, 2014, the Company contributed $3.0 million of cash to its Argentinean venture with Alta Plastica S.A. and decreased the noncontrolling interest of Alta Plastica S.A. to 37% from 49%.
Net income attributable to the Company’s stockholders was $19.1 million and $5.2 million for the three months ended May 31, 2014 and 2013, respectively. Net income attributable to the Company's stockholders was $41.0 million and $28.8 million for the nine months ended May 31, 2014 and 2013, respectively. Foreign currency translation had a positive impact of $2.1 million and $2.8 million on net income for the three and nine months ended May 31, 2014, respectively.
Product Families
Globally, the Company operates in five product families: (1) masterbatch solutions, (2) engineered plastics, (3) distribution services, (4) specialty powders and (5) custom performance colors. The Company offers tolling services to customers primarily in the specialty powders product family. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$210,886	33%	$197,069	36%
Engineered plastics	196,744	30	138,570	25
Distribution services	93,586	15	88,738	16
Specialty powders	97,121	15	83,393	15
Custom performance colors	47,398	7	40,819	8
Total consolidated net sales	$645,735	100%	$548,589	100%

	Nine months ended May 31,
	2014		2013
	(In thousands, except for %'s)
Masterbatch solutions	$592,247	33%	$585,539	37%
Engineered plastics	554,345	30	397,296	25
Distribution services	277,900	15	270,993	17
Specialty powders	263,931	15	226,957	14
Custom performance colors	131,217	7	115,329	7
Total consolidated net sales	$1,819,640	100%	$1,596,114	100%

The increase in the engineered plastics product family during the three and nine months ended May 31, 2014 was driven by the impact of recent acquisitions, which contributed $53.3 million and $138.7 million of incremental net sales, respectively.
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

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
EMEA	87%	81%	84%	77%
Americas	67%	67%	65%	65%
APAC	73%	66%	71%	69%
Worldwide	77%	74%	74%	71%
Restructuring
The Company did not have any new restructuring plans during the nine months ended May 31, 2014. For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,178	2,405	—	4,583
Fiscal 2014 payments	(5,605)	(2,518)	—	(8,123)
Translation	—	—	362	362
Accrual balance as of May 31, 2014	$2,019	$287	$(135)	$2,171

Income Tax
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the respective periods is as follows:

	Three months ended May 31,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$8,403	35.0%	$5,183	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(3,946)	(16.4)	(3,285)	(22.2)
U.S. and foreign losses with no tax benefit	320	1.3	1,919	13.0
U.S. restructuring and other U.S. charges with no benefit	334	1.4	479	3.2
Establishment (resolution) of uncertain tax positions	(160)	(0.7)	36	0.2
Other	(289)	(1.2)	165	1.1
Provision (benefit) for U.S. and foreign income taxes	$4,662	19.4%	$4,497	30.3%

	Nine months ended May 31,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$17,949	35.0%	$13,421	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(11,473)	(22.4)	(8,711)	(22.7)
U.S. and foreign losses with no tax benefit	4,774	9.3	4,411	11.5
U.S. restructuring and other U.S. charges with no benefit	1,676	3.3	1,033	2.7
Valuation allowance changes	—	—	(7,049)	(18.4)
Establishment (resolution) of uncertain tax positions	(174)	(0.3)	(217)	(0.6)
Other	(95)	(0.2)	696	1.8
Provision (benefit) for U.S. and foreign income taxes	$12,657	24.7%	$3,584	9.3%
The effective tax rates for the three and nine months ended May 31, 2014 and 2013 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate. The decrease in the effective tax rate for the three months ended May 31, 2014 as compared with the same period last year was driven primarily by the decrease in U.S. and foreign losses with no tax benefit. The increase in the effective tax rate for the nine months ended May 31, 2014 as compared with the same period last year was driven primarily by the valuation allowance adjustment in the nine months ended May 31, 2013.
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
Management concluded, based on the fiscal 2013 quantitative goodwill impairment analysis, that as of June 1, 2013, the fair values of the Americas and EMEA specialty powders and EMEA custom performance colors reporting units exceeded their carrying values by 6%, 10% and 6%, respectively. As of May 31, 2014, the Company's Americas specialty powders reporting unit had goodwill of $26.4 million while goodwill in the EMEA specialty powders and custom performance colors reporting units was

$17.8 million and $42.0 million, respectively. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the Americas and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these three reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
As of May 31, 2014, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash provided from operations was $35.0 million and $52.6 million for the nine months ended May 31, 2014 and 2013, respectively. The Company’s cash and cash equivalents decreased $23.3 million from August 31, 2013. This decrease was driven primarily by the fiscal 2014 acquisitions, partially offset by net borrowings and cash generated from operations.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2014	August 31, 2013	May 31, 2013
Days in receivables	54	53	53
Days in inventory	52	53	53
Days in payables	46	48	49
Total working capital days	60	58	57
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2014	August 31, 2013	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$110,804	$134,054	$(23,250)	(17.3)%
Working capital, excluding cash*	$303,904	$241,597	$62,307	25.8%
Long-term debt	$292,742	$207,435	$85,307	41.1%
Total debt	$314,697	$215,808	$98,889	45.8%
Net debt**	$203,893	$81,754	$122,139	149.4%
Total A. Schulman, Inc.’s stockholders’ equity	$550,453	$507,377	$43,076	8.5%
* Current assets less current liabilities and cash and cash equivalents
** Total debt less cash and cash equivalents
As of May 31, 2014 and August 31, 2013, 95% of the Company’s cash and cash equivalents were held by its foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service outstanding debt. These dividends are typically paid out of current year earnings that we have not asserted to be permanently reinvested. In addition, excess cash in the U.S. is generally used to repay outstanding debt.
Working capital, excluding cash, was $303.9 million as of May 31, 2014, an increase of $62.3 million from August 31, 2013. The primary reasons for the increase in working capital from August 31, 2013 included increases of $74.2 million in accounts receivable and $46.3 million in inventory, offset by an increase in accounts payable of $44.6 million and increases in other short-term liabilities of $19.4 million. The fiscal 2014 acquisitions contributed $27.1 million to working capital. The translation effect of foreign currencies, primarily the Euro, increased working capital by $6.5 million. Excluding the impact of recent acquisitions, the increase in working capital is driven by accounts receivable, primarily related to higher net sales in the two months prior to May 31, 2014 compared to the two months prior to August 31, 2013.
Capital expenditures for the nine months ended May 31, 2014 were $24.1 million compared with $20.5 million last year. The increase in capital expenditures principally relates to the $3.5 million purchase of the land and building for the ECM Plastics, Inc.

manufacturing operations acquired in September 2013. In addition, the Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for:

•	a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan facility (the "Term Loan Facility") with quarterly payments due until maturity; and

•
an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility").

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of May 31, 2014.
Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of May 31, 2014, the amount available under the Credit Facility was reduced by outstanding letters of credit of $1.0 million and borrowings of $247.6 million. Outstanding letters of credit and borrowings under the previous credit agreement as of August 31, 2013 were $1.0 million and $150.0 million, respectively.
On February 14, 2014, the Company obtained a $15.0 million uncommitted line of credit from a regional financial institution, available until September 24, 2018. The interest rate is based upon the 30-day LIBOR index that is 10 basis points below the applicable spread on the Revolving Facility, noted above. The Company has $4.5 million of outstanding borrowings under this line of credit as of May 31, 2014 which are included in short-term debt on the Company's consolidated balance sheet.
On March 1, 2006, the Company issued €50.3 million of senior guaranteed notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (the “Euro Notes”). The carrying value of the Euro Notes approximate €42.8 million, or $58.2 million, as of May 31, 2014. Repayment of the Euro Notes prior to maturity would cost approximately $9.4 million in early termination fees as of May 31, 2014.
The Euro Notes are guaranteed by certain material domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Euro Notes and does not believe a subsequent covenant violation is reasonably possible as of May 31, 2014.
Below summarizes the Company’s available funds:

	May 31, 2014	August 31, 2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	193,125	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	61,191	56,178
Total capacity from credit lines and notes	$569,316	$356,178
Availability:
Revolving Facility	$244,524	$149,024
Domestic short-term lines of credit	10,500	—
Foreign short-term lines of credit	56,236	49,302
Total available funds from credit lines and notes	$311,260	$198,326

Total available funds from credit lines and notes represent the total capacity from credit lines and notes less outstanding borrowings of $257.1 million and $156.9 million as of May 31, 2014 and August 31, 2013, respectively, and issued letters of credit of $1.0 million as of May 31, 2014 and August 31, 2013.
The Company was in a net debt position of $203.9 million and $81.8 million as of May 31, 2014 and August 31, 2013, respectively. The change of $122.1 million was a result of an increase in total debt of $98.9 million and a decrease in cash and cash equivalents of $23.3 million due to the fiscal 2014 acquisitions, dividend payments, share repurchases, working capital needs, and capital expenditures.
During the three and nine months ended May 31, 2014, the Company declared and paid quarterly cash dividends of $0.20 and $0.60 per common share. The total amount of these dividends was $5.9 million and $17.7 million, respectively.
On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time. The Program replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014.
The Company repurchased 40,327 shares of common stock entirely in the first quarter of fiscal 2014 at an average price of $27.68 per share for a total cost of $1.1 million under the previous share repurchase program.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of foreign currencies during the nine months ended May 31, 2014 increased the accumulated other comprehensive income (loss) account by $15.1 million, which was primarily the result of a 2.8% increase in the value of the Euro from 1.324 U.S. dollars to 1 Euro as of August 31, 2013 to 1.361 as of May 31, 2014.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
As of May 31, 2014, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013, other than the Company's new Credit Agreement. Refer to Note 4 within this Form 10-Q for further details.
The Company’s outstanding commercial commitments as of May 31, 2014 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2014.
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
On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time. The Program replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014.
No shares were repurchased during the third quarter of fiscal 2014.

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

Date:	July 1, 2014