Form 10-K
period 2014-08-31
SCHULMAN A INC
filed 2014-10-22
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
As of February 28, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $979,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,143,212 shares of common stock, $1.00 par value, at October 15, 2014.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) was founded as an Ohio corporation in 1928 by Alex Schulman in Akron, Ohio as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet under-served market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, innovation centers and sales offices in numerous countries. The Company changed its state of incorporation to Delaware in 1969 and went public in 1972. Today, A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds, resins, and services and provides innovative solutions to meet its customers' demanding requirements through proprietary and custom-formulated products. The Company's customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. Recent acquisitions have strengthened the Company's core businesses serving its custom performance colors, masterbatch solutions, engineered plastics and specialty powders customers.

The Company leverages the following competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth:

•	The Company's sales and marketing teams partner with customers to understand needs and provide tailored solutions that enhance success through its broad and diverse product line.

•
The Company has a solid reputation in product innovation and application development driven by its market knowledge and insights, customer relationships and research and development capabilities. To further enhance these capabilities, the Company continues to leverage its four global innovation centers located in Belgium, Germany, Mexico and the United States. These centers combine research and innovation in plastics engineering and application technology with specific product developments. They manage the development of collaborative business projects through networks comprised of customers, suppliers, and in some instances, academic institutions and research centers. In addition, the Company also has over a dozen application development centers located within existing facilities. The Company has a long history of successful application development and these dedicated resources further the Company’s advancement with customers and new markets.

•	The Company's procurement teams are critical to its success as its global purchasing leverage strategy positions the Company to formulate and manufacture products competitively.

•	The Company has manufacturing facilities worldwide allowing it to be an ideal partner by quickly servicing target markets for its local and global customers.

•	The Company's strong financial position provides the resources to effectively grow in the current economic environment as well as aggressively pursue growth through acquisitions.

The Company has successfully created a strong presence in the global market place, providing new and enhanced product solutions that result in a product portfolio that is strongly positioned in the markets we serve. With world-class innovation centers and manufacturing facilities that host application development centers strategically positioned around the world, A. Schulman is able to anticipate and respond to changing market and customer needs. Accordingly, the Company's collaboration between development and production is especially important to the Company and its customers, as a quick response to meet their needs is critical. Of course, a quick response means little without quality. A. Schulman has a long and proud history of consistently supplying products of the highest standards, which is evidenced by the Company's numerous certifications and accreditations as well as supplier awards.

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

The CODM uses net sales to unaffiliated customers, segment gross profit, and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related costs including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.

Information regarding the amount of net sales to unaffiliated customers, segment operating income and identifiable assets attributable to each of the Company's business segments for the last three years is set forth in the Notes to Consolidated Financial Statements of the Company appearing in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

Recent Business Transactions

On September 2, 2013, the Company acquired the Perrite Group ("Perrite"), a thermoplastics manufacturing business with operations in Malaysia, the United Kingdom and France for $51.3 million, net of cash. Perrite has manufactured and distributed thermoplastic compounds for the household, electrical, automotive and industrial markets for more than 35 years, offering a broad portfolio of standard and custom compounded polymer products. Perrite employs approximately 200 people among the three facilities. Additionally, Perrite holds leading positions in attractive target markets such as electronics, appliances and niche automotive, and offers well-established and respected brands to global customers while maintaining a strong track record of profitable growth. The Perrite acquisition provides the opportunity to expand the custom performance colors and engineered plastics business in the APAC region and the manufacturing facility in Malaysia will enhance the Company's ability to serve key customers in the region, as well as globally. Additionally, the acquisition provides an opportunity to leverage the Company's broader portfolio of products through our successful color and niche engineered plastics business in the EMEA region.

On December 2, 2013, the Company completed the acquisition of Network Polymers, Inc., a niche engineered plastics compounding business with operations in Akron, Ohio for $49.2 million. The acquisition expands A. Schulman's product offerings with a broad spectrum of custom resins and alloys to meet customer-specific product design and manufacturing requirements. The acquisition also provides greater penetration in key markets such as building and construction, agricultural products, and lawn and garden, as well as the opportunity to leverage existing A. Schulman products and technology to a wider customer base.

On December 31, 2013 the Company acquired Prime Colorants, a leading manufacturer of custom color and additive concentrates in Franklin, Tennessee for $15.1 million. The acquisition grew the Company's custom color capabilities in the U.S., as well as further transformed the U.S. operations from commodity products to a business focused on niche products and services. This acquisition also provides an entry point for A. Schulman in the liquid color market.

On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business from Ferro Corporation for $91 million. The acquisition strategically expands the Company's geographic footprint with four facilities located in the U.S. and one facility located in Spain, diversifies the Company's product mix and strengthens its position in a broad range of attractive product markets. Additionally, the business offers a broad portfolio of proprietary products and recognized brand names serving a wide range of end markets including packaging, transportation, construction, appliances and agriculture. Approximately 300 employees support the five acquired facilities.

On September 2, 2014, the Company acquired Compco Pty. Ltd., a manufacturer of specialty masterbatches and custom colors in Melbourne, Australia for $6.7 million. The acquisition expands the capabilities of the Company's APAC operations and marks its first entry into the growing pipe and highly regulated wire and cable markets. This acquisition also provides additional growth into key markets that include packaging.

Product Families

Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family.

Custom Performance Colors

Custom Performance Colors ("CPC") offers powdered or pelletized color concentrates custom-designed to enhance virtually all thermoplastic resins. These concentrates are available separately, or can be combined with additives as a complete package providing additional functionality such as weather resistance. In many instances, the Company’s products are designed to deliver multiple attributes to meet customer needs. During fiscal 2014, the CPC product family provided 7% of the Company's consolidated net sales.

The Company's expansive offering of color solutions includes:

•	A wide spectrum of standard and customized colors;

•	Organic and inorganic pigments;

•	High chroma colors in translucent or opaque formats; and

•
Special effects including but not limited to: metallic, pearlescent (shimmer), thermochromatic (heat sensitive), photochromatic (light sensitive), fluorescent, phosphorescent (glow-in-the-dark) and interference (color shift) technologies.

The Company first began expanding color concentrates through its European acquisition of Deltaplast in 2007. Since then, the Company aggressively grew its global network of custom performance colors capabilities through acquisitions as well as strategic investment in key markets. CPC provides customers with a solution-based approach driven by technical understanding, responsive service, and consistent quality to address evolving market needs. The Company’s color business engages with customers at every stage of their product cycle, from color selection to product delivery and ongoing support. Color products are suitable for numerous processes, such as injection molding, blow molding, compression molding, profile extrusion, blown film, cast film, oriented film, rotational molding, sheet and thermoforming, among others.

The Company’s color concentrates excel in many of the same markets as its masterbatch solutions product family (food packaging, industrial packaging, consumer products, etc.) and its engineered plastics product family, which provides an excellent platform for cross utilization of technology. They have become a trusted source for many of the world’s largest consumer products companies, providing aesthetic solutions for a wide range of bottles, caps and closures.

Masterbatch Solutions

Masterbatches (also referred to as “concentrates”) are often the key ingredient in a successful application product formula. These highly concentrated compounds are combined with polymer resins by the Company’s customers at the point-of-process to provide a unique property portfolio that meets needed performance criteria for a given product application. During fiscal 2014, the masterbatch solutions product family provided 33% of the Company's consolidated net sales.

The Company first began supplying masterbatches through its application development center in Bornem, Belgium in the early 1960s. Since then, the Company has expanded its presence in masterbatch globally. Recent acquisitions have broadened the Company’s product offerings in the high-quality masterbatch markets, provided capacity, flexibility and efficiency to advance our growth in targeted markets, and reduced dependence on large volume, commodity-type automotive applications. The Company’s manufacturing facilities and innovation centers are strategically positioned around the world to ensure that orders are shipped within specification and on time.

The Company's masterbatch solutions product offerings include:

•
Concentrates designed to improve the performance, appearance, and processing of plastics for intended applications such as white color, absorptive, anti-fog, anti-static and carbon black, among others;

•
Additive solutions to enhance performance such as antibacterial, flame retardants, ultra-violet (“UV”), anti-static, barrier (optimal heat and light transmittance), antioxidants (protection of foods) and processing (foaming agents, slip, process aids, release agents, and anti-blocking) properties; and

•	Application solutions that have a reduced impact on the environment such as those that minimize the use of plastics or incorporate the use of either recycled plastics or renewable-based polymers.

Film for agricultural and packaging applications continues to be a primary focus for these products. The Company’s film additives for food packaging are internationally renowned for their performance and cost benefits, and are commonly used in biaxially oriented films which are critical for protective packaging of shelf ready foods, snack foods, candy, as well as various consumer products and industrial applications. The Company also provides solutions for agriculture films, offering additives that provide UV control, barrier, and anti-fog solutions among others.

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

Engineered Plastics

Engineered plastics provide unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer specifications for durable applications. The Company’s products are often developed to replace metal or other traditional materials. During fiscal 2014, the engineered plastics product family provided 31% of the Company's consolidated net sales.

The Company’s engineered plastics products typically comprise 100% of the plastics material used by its customers in their end products. The Company began formulating a variety of compounds in the early 1950s, meeting the needs of a newly forming plastics industry and has evolved into its current market leader position.

The result of this innovation forms a pipeline of products being produced in A. Schulman facilities around the world. The Company offers an extensive portfolio based on a variety of polymers within the engineered plastics product family, allowing customers to tailor solutions that meet their exact performance needs.

The Company focuses on the ability to develop enhanced polymer solutions that provide:
•Structural integrity such as strength, stiffness, low distortion, among others;
•Multi-component blends that include polyolefins, nylons, polyesters and elastomers, among others; and

•	Formulating know-how with fiber reinforcements such as glass and carbon, nano-reinforcements, flame retardants, impact modifiers, and UV stabilization.

The engineered plastics product family uses the Company's state-of-the-art innovation centers to drive technology and innovation. These centers are highly focused on developing niche solutions that meet the needs of existing and developing markets.

The Company’s engineered plastics product family supplies numerous markets and applications. Durable consumer products and industrial applications are core markets where continued growth is planned, including such applications as building and construction materials, household appliances, electrical connectors, power tools, recreational items, and lawn and garden equipment. The Company also supplies materials for major, high-end, or specified automotive applications, working closely with major global manufacturers.

Specialty Powders

Specialty powders includes size reduction and resins for the injection, blow molding and rotational molding markets. During fiscal 2014, the specialty powders product family provided 14% of the Company's consolidated net sales.

Size reduction, or grinding, is a major component of the Company’s specialty powders product family and is a specialized process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a specified powder size and form, depending on the customer’s specifications. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with specific thermal characteristics (such as heat sensitive materials) or which are soft and difficult to manage, the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures to enable grinding and classification. The Company's cryogenic and jet milling capabilities are very unique in the grinding industry and give the Company a competitive advantage that customers value.

The Company supplies customers in the rotational molding market, while utilizing its compounding expertise and global footprint to add value in specialty powders (which includes custom size reduction service applications such as powder coatings, oil field services, cosmetic applications and additive manufacturing/3D printing). Specialty powders products for the injection, blow molding and rotational molding markets include compounded resin powders, such as gas and storage tanks, kayaks, playground slides, and other large applications.

The Company's specialty powders product portfolio includes:
•Compound colors offered in customized colors and specialty effects;
•Compounds and cross-linkable resins developed specifically for the rotational molding process; and
•Specialty powders for the oil and gas industry.

Distribution Services

As a distributor, the Company works with leading global polymer producers to assist in servicing market segments that are not easily accessible to these producers, or does not fit into these producers' core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and resells producer grade polymers to our customers, providing sales, marketing and technical services where required. During fiscal 2014, the distribution services product family provided 15% of the Company's consolidated net sales.

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

The Company’s distribution services offerings include specialty polymers for all processing types, including injection molding, blow molding, thermoforming and film and sheet extruding. Offering various compliant grades, the Company has products that meet the most stringent of needs while allowing customers to optimize their cost-to-performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels and their working capital. The Company’s products are supplied into every major plastics market segment such as packaging, mobility, building and construction, electronics and electrical, and agriculture, among others.

Non Wholly-owned Subsidiaries

A. Schulman International, Inc. is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture. This joint venture has a manufacturing facility in East Java, Indonesia focusing on the masterbatch solutions and custom performance colors product families. The remaining 35% interest in this joint venture is owned by P.T. Prima Polycon Indah.

A. Schulman International, Inc. also owns a 63% interest in Surplast S.A., an Argentinean venture, with Alta Plastica S.A., one of the largest distributors of resins in Argentina. Surplast has one manufacturing facility in Buenos Aires, Argentina focusing on rotational molded specialty powders.

Prior to December 31, 2011, ASI Investments Holding Co., a wholly-owned subsidiary, owned a 70% partnership interest in The Sunprene Company in Bellevue, Ohio. Effective December 31, 2011, the Company’s partnership with Mitsubishi Chemical MKV Company was dissolved by a vote of the partners.

Employee Information

As of August 31, 2014, the Company had approximately 3,900 employees. Approximately 45% of all of the Company’s employees are represented by various unions under collective bargaining agreements, primarily outside of the United States.

Research and Development

The research and development of new products and the improvement of existing products are important for the Company to continuously improve its product offerings. New product innovation is a term used to describe the new product development process, beginning with the generation of new innovative ideas through their development into new products which are commercialized into the market. The Company has teams of dedicated individuals with varied backgrounds to lead its new product innovation, putting an aggressive global focus on the Company’s research and development activities. New product innovation is a key component of the Company's organic growth strategy.

Research and development expenses totaled $16.9 million, $8.7 million, and $6.1 million in fiscal years 2014, 2013, and 2012, respectively, related to certain activities performed by manufacturing facilities, innovation and application centers, and analytical laboratories that contribute to the development and significant enhancement of the Company's current and new products and processes. The $8.2 million increase in research and development expense in fiscal 2014 is further evidence of the Company's commitment to innovation and belief that research and development is important to our organic growth strategy. Fiscal 2014 investments included improvements in our color matching capabilities within our custom performance colors product family, development of solutions for the mobility market within our engineered plastics product family, product development at manufacturing facilities acquired during the year and an increase in personnel dedicated to research and development efforts.

The Company focuses on its organic growth strategy which is aimed at increasing the Company's ability to leverage new and existing products into new geographic markets, further explore adjacent markets and improve the profitability of the Company's product mix. Creating new and collaborative innovation models is key to the growth strategy; therefore, the Company has four global innovation centers located in Belgium, Germany, Mexico and the United States that create faster, focused solutions for customers and partners. The expansion of these critical relationships helps to align the Company's global technology and product development efforts with the current requirements and emerging needs of its customers and end-markets. The Company also has over a dozen application development centers located within its manufacturing facilities that assist in the discovery of new applications for existing technologies.

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

Compliance with Environmental Regulations

The Company believes that its stewardship responsibilities include attention to environmental concerns. The Company addresses its environmental responsibilities on a global basis and senior management regularly reports the Company’s performance to the Board of Directors. Management believes that the Company is in material compliance with the national, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and such compliance activity does not currently have a material effect upon the capital expenditures, results of operations, financial position or competitive position of the Company.

Dependence on Customers

During the year ended August 31, 2014, the Company’s five largest customers accounted in the aggregate for less than 10% of net sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are available from a number of major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal materials used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, polyethylene, polystyrene, nylon and titanium dioxide. For additional information on the availability of raw materials, see ITEM 1A, RISK FACTORS, Shortages or price increases of raw materials and energy costs could adversely affect operating results and financial condition, of this Annual Report on Form 10-K.

Working Capital Practices

The nature of the Company’s business does not require significant amounts of inventories to be held to meet rapid delivery requirements of its products or services or ensure the Company of a continuous allotment of materials from suppliers. The Company’s manufacturing processes are generally performed with a short response time. The Company generally offers payment terms to its customers that factor in credit risk and industry practices. For additional information relating to the Company’s working capital items, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

Competition

The Company’s business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, as well as other independent plastic compounders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company. Some of these producers compete with the Company principally in such competitors’ own respective local market areas, while other producers compete with the Company on a global basis.

The Company also competes with other merchants and distributors of plastic resins and other products. Limited information is available to the Company as to the extent of its competitors’ sales and earnings in respect of these activities, but management believes that the Company has a fraction of the highly-fragmented distribution market.

The principal methods of competition in plastics manufacturing are innovation and development of proprietary formulations, application and processing know-how, price, availability of inventory, quality, quick delivery and service. The principal methods of competition for merchant and distribution activities are price, availability of inventory and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices. In addition, A. Schulman has a strong global footprint which allows the Company to effectively serve multi-national customers globally while maintaining a solid local presence to quickly address changing markets, shorten delivery cycles and local customer demands.

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

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three-year period ended August 31, 2014 appears in Note 13 to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks related to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo:    Age 69; Chairman, President and Chief Executive Officer of the Company since January 2008. Previously, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41-year tenure at The Goodyear Tire & Rubber Company. On June 19, 2014, the Company’s Board of Directors nominated Mr. Gingo to continue as Chairman of the Board after his retirement as President and Chief Executive Officer. The change is part of the Company’s succession planning process, and the nomination of Mr. Gingo as Chairman of the Board is subject to his re-election as a director by shareholders at the Company’s annual meeting in December 2014.

Bernard Rzepka:    Age 54; Executive Vice President and Chief Operating Officer of the Company since April 2013. Mr. Rzepka formerly served as the General Manager and Chief Operating Officer – EMEA since September 2008 and has been with the Company since 1992, serving in a variety of technology and commercial management positions. On June 19, 2014, the Company’s Board of Directors appointed Mr. Rzepka as President and Chief Executive Officer of the Company, effective January 2015.

Joseph J. Levanduski:    Age 52; Vice President and Chief Financial Officer of the Company since June 2011. Previously, Mr. Levanduski was with Hawk Corporation for approximately 15 years where he held various financial roles before becoming Senior Vice President and Chief Financial Officer. Mr. Levanduski also serves as the Company's Principal Accounting Officer.

Derek Bristow:    Age 54; Vice President and General Manager – APAC since September 2010. Mr. Bristow formerly was General Manager, of ICO Australasia, for ICO, Inc., which was acquired by the Company in April 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

Heinrich Lingnau: Age 52; Vice President and General Manager – EMEA since April 2013. Previously, Mr. Lingnau was the regional business leader for the masterbatch product family and held various management-level positions with the Company's EMEA operations since 1999.

Timothy J. McDannold: Age 52; Treasurer and Director of Risk Management of the Company since April 2013. Previously, Mr. McDannold served in various global management roles, including Vice President and Treasurer, and Vice President of Global Business Services for Diebold, Incorporated since 1988.

Donald B. McMillan:    Age 54; Vice President and Chief Information Officer of the Company since July 2013. Previously, Mr. McMillan served as the Chief Accounting Officer and Corporate Controller since April 2011, Corporate Controller since April 2006 and held various financial positions since joining the Company in 1996.

Gary A. Miller:    Age 68; Vice President, Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company since 1992.

David C. Minc:    Age 65; Vice President, Chief Legal Officer and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel, Americas, for Flexsys America L.P. since 1996.

Patricia M. Mishic:    Age 49; Vice President and Chief Marketing Officer of the Company since January 2012. Previously, Ms. Mishic served as Global Director of Marketing Excellence for Dow Chemical Company's Performance Materials and Performance Plastics divisions and held a variety of global business development, marketing and business management positions since 2000.

Gustavo Perez:    Age 50; Vice President and General Manager – Americas since August 2010. Mr. Perez most recently served as the General Manager of Masterbatch for the Company’s North America operations and has been with the Company since 1995, serving in a variety of management positions.

Stacy R. Walter: Age 52; Vice President, Internal Audit of the Company since April 2013. Ms. Walter has served as the Director of Internal Audit for the Company since June 2006 and Sarbanes-Oxley Audit Manager since joining the Company in 2005.

Kim L. Whiteman:    Age 57; Vice President, Global Human Resources of the Company since June 2009. Previously, Mr. Whiteman held various human resource management roles at The Goodyear Tire and Rubber Company since 1979.

Available Information

The Company is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with these requirements, files annual, quarterly and other reports, as well as proxy statements and other information with the Securities and Exchange Commission (the “Commission”) relating to its business and financial results. Investors may inspect a copy of such reports, proxy statements and other information the Company files with the Commission on its website at http://www.sec.gov.

The Company’s internet address is www.aschulman.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, together with any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available on its website as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

ITEM 1A.	RISK FACTORS
The following are certain risk factors that could materially and adversely affect our business, results of operations, cash flows and/or financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, results of operations, cash flows and/or financial condition could be adversely affected.

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
The occurrence or threat of extraordinary events, including natural disasters, contagious diseases, political disruptions, domestic and international terrorist attacks and acts of war, could disrupt commerce and significantly decrease demand for our products.
Extraordinary events, including natural disasters, contagious diseases, political disruptions, domestic and international terrorist attacks and acts of war could adversely affect the economy generally, our business and operations specifically, and the demand for our products. The occurrence of extraordinary events cannot be predicted and their occurrence could adversely affect our results.
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

•
general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries and economic downturns in any particular country or region may have cascading adverse impacts on our business, financial conditions and results of operations in other countries or regions;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises;

•	foreign governments may enact tax law changes to increase revenue;

•
our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities, such as the imposition of economic sanctions or other measures; and

•
unanticipated geopolitical and other events, such as economic sanctions, could adversely impact our business and profitability in the country being sanctioned and retaliatory actions by such countries may also adversely impact the countries imposing the sanctions which could result in a write-down of some of our international investments.

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
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could lower prices which would cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows. We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers which would result in a decline in our sales volume and earnings.
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
Successful development and commercialization of new products is a key driver in our anticipated growth plans. Also, on an ongoing basis a certain portion of our products slowly become obsolete or commoditized and, therefore, new products are necessary to maintain current volumes. The development and commercialization of new products requires significant investments in research and development, production, and marketing. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment and the growth prospects and overall demand for our products will be adversely affected.
Increased indebtedness could restrict growth and adversely affect our financial health.
As of August 31, 2014, our debt on a consolidated basis was $371.3 million. A significant increase in the level of indebtedness could have significant consequences. For example, it could:

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
We require cash or committed liquidity facilities for business purposes, such as funding our ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness and pay taxes. As of August 31, 2014, we had cash and cash equivalents of $135.5 million. In addition, we currently have access to committed credit lines of $559.1 million, with $243.2 million available as of August 31, 2014. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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

On September 24, 2013 the Company entered into a new $500 million Credit Agreement with certain financial institutions. The agreement consists of a $300 million credit facility and a $200 million term loan, replacing a previous $300 million revolving credit facility which was scheduled to expire in January 2016. The new Credit Agreement expires in September 2018.
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
We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 45% of our employees are represented by labor unions. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Work stoppages may be caused by the inability of national unions and the governments of countries that the Company operates in from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.
A major failure or breach of our information systems could harm our business.
We currently depend upon numerous local and several regionally integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We are also in the process of reviewing our global information system options to help strengthen common business practices including security and improve operational efficiency.
While we have a comprehensive security program that is continuously reviewed and upgraded, we may experience operating problems with our information systems as a result of system security failures such as viruses, cyber attacks, breaches or other causes. Theft of sensitive data and our inability to protect intellectual property could have an adverse effect on our business, customers, suppliers and employees. Additionally, any significant disruption or slowdown of our current or future information systems as a result of a system security failure could disrupt the flow of operational information, cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, any of which could adversely affect our financial results.
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

Risks Associated With Restructuring Initiatives
The inability to achieve, delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and improving efficiencies could adversely affect our profitability.
From time to time, we undertake plans and initiatives that are expected to reduce costs and improve efficiencies. We could be unable to achieve, or may be delayed in achieving, some or all of the benefits from such initiatives because of limited resources or uncontrollable economic conditions. If these initiatives are not as successful as planned, the result could negatively impact our results of operations or financial condition. Additionally, even if we achieve these goals, we may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits.
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
Risks Associated With Acquisitions
We may experience difficulties in integrating acquired businesses, or acquisitions may not otherwise perform as expected.
During the past several fiscal years, we have acquired multiple businesses, and we may continue to acquire other businesses, intended to complement or expand our business. The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both the Company and the acquisitions. Personnel may voluntarily or involuntarily exit the Company because of the acquisitions. Our management team may have its attention diverted while trying to integrate the acquired companies. We may encounter obstacles when incorporating the acquired operations into our operations and management and achieving intended levels of manufacturing quality, or the acquired operations may not otherwise perform as expected or provide expected results. If such acquisitions are not integrated successfully or they do not perform as well as anticipated, our results of operations and financial condition could be adversely affected.
We may fail to realize all of the anticipated benefits of acquisitions, which could reduce our anticipated profitability.
We expect that our acquisitions will result in certain synergies, business opportunities and growth prospects, although we may not realize these expected synergies, business opportunities and growth prospects. Integrating operations is complex and requires significant efforts and expenses on the part of both the Company and the acquisitions. Personnel may voluntarily or involuntarily exit the Company because of the acquisitions. Our management team may have its attention diverted while trying to integrate the acquired companies. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities including successfully developing new geographic or product markets or retaining acquired current customers. Our assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, our growth and operating strategies for acquired businesses may be different from the strategies that the acquired companies pursued. If these factors limit our ability to integrate or operate the acquired companies successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from acquisitions, may not be met.
We may experience difficulties in identifying acquisitions that meet the objectives of our strategic plan and delays or other challenges in completing intended acquisitions and new ventures, particularly those in foreign jurisdictions.
We may acquire other businesses or form new ventures intended to complement or expand our business, both in the U.S. and in foreign jurisdictions, although, we may experience delays and other challenges in completing such acquisitions and ventures within our anticipated time frames which are difficult to predict, particularly in foreign jurisdictions. If such acquisitions or ventures are not completed within anticipated time frames, or are not completed successfully, our results of operations and financial condition could be adversely affected.

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

The following table indicates the location of each of the Company’s 42 manufacturing facilities, the projected annual manufacturing capacity for fiscal 2015 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2014. The following locations are owned or leased by the Company:

Location	Approximate Annual Capacity (lbs.)(1)		Approximate Floor Area (Square Feet)
	(In thousands)
Akron, Ohio	71,600	(2)	236
North Canton, Ohio	4,800		48
Stryker, Ohio	25,000		107
Allentown, Pennsylvania	29,000		128
Fontana, California	40,000		46
East Chicago, Indiana	68,000		73
Plymouth, Indiana	6,000		42
Evansville, Indiana	53,000		189
Grand Junction, Tennessee	18,000		88
China, Texas	100,000		137
La Porte, Texas	294,000		252
Worcester, Massachusetts	43,800		216
Franklin, Tennessee	5,500		55
Carpentersville, Illinois	10,000		118
Contagem, Belo Horizonte, Brazil	14,300		26
Sumare, Brazil	41,400		241
Buenos Aires, Argentina	19,200		31
San Luis Potosi, Mexico	102,000		187
Total Americas Segment	945,600		2,220
Bornem, Belgium	147,200		455
Opglabbeek, Belgium	6,300		34
Givet, France	241,000		241
Beaucaire, France	43,900		76
Montereau, France	51,700		57
Bellignat, France	13,900		92
Savigny, France	17,600		27
Kerpen, Germany	130,400		653
Budapest, Hungary	600		45
Gorla Maggiore, Italy	76,900		166
s-Gravendeel, The Netherlands	88,200		172
Nowa Biala, Poland	4,100		49
Gainsborough, United Kingdom	57,600		68

Crumlin Gwent, South Wales, United Kingdom	22,800	106
Warrington, United Kingdom	44,100	67
Astorp, Sweden	6,300	27
Castellon, Spain	34,300	108
Total EMEA Segment	986,900	2,443
Batu Pahat, Malaysia	68,800	62
Johor, Malaysia	48,500	120
Guangdong Province, China	64,800	112
East Java, Indonesia	37,000	136
Vadodara, India	14,500	491
Total APAC Segment	233,600	921
Total	2,166,100	5,584

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)
The approximate annual capacity for fiscal 2015 set forth in this table is an estimate of practical capacity that is based upon several factors. It is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each plant.

The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Akron, Ohio includes three manufacturing facilities: Akron plant, Innovation and Collaboration Center and Network Polymers.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 15, 2014, there were 569 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 15, 2014 was $29.95.
The quarterly high and low closing stock prices are presented in the table below:

	Fiscal 2014	Fiscal 2013
Common stock price range	High - Low	High - Low
1st Quarter	$34.53 - 27.27	$26.40 - 23.14
2nd Quarter	$35.50 - 32.21	$33.03 - 25.88
3rd Quarter	$37.26 - 33.42	$32.72 - 24.82
4th Quarter	$42.01 - 34.16	$28.83 - 25.73

The quarterly cash dividends declared are presented in the table below:

Cash dividends per share	Fiscal 2014	Fiscal 2013
1st Quarter	$0.200	$0.195
2nd Quarter	0.200	0.195
3rd Quarter	0.200	0.195
4th Quarter	0.200	0.195
Total	$0.800	$0.780

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. During fiscal 2014, the Company did not repurchase any shares of common stock under the Program, which may be modified, suspended or terminated by the Company at any time. The Program replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2014(1)	2013(1),(2)	2012(1),(2)	2011(2)	2010(2)
	(In thousands, except per share data)
Net sales	$2,446,998	$2,133,402	$2,081,272	$2,159,053	$1,577,180
Cost of sales	2,116,990	1,852,223	1,802,029	1,868,443	1,340,134
Other costs and expenses	258,396	228,159	214,434	227,024	197,072
Interest and other income	(720)	(712)	(2,018)	(2,553)	(3,739)
Total costs and expenses, net	2,374,666	2,079,670	2,014,445	2,092,914	1,533,467
Income from continuing operations before taxes	72,332	53,732	66,827	66,139	43,713
Provision (benefit) for U.S. and foreign income taxes	18,542	19,733	13,918	15,764	(4,218)
Income from continuing operations	53,790	33,999	52,909	50,375	47,931
Income (loss) from discontinued operations, net of tax	3,202	(6,671)	(860)	(8,690)	(3,820)
Net income	56,992	27,328	52,049	41,685	44,111
Noncontrolling interests	(799)	(1,229)	(1,162)	(689)	(221)
Net income attributable to A. Schulman, Inc.	$56,193	$26,099	$50,887	$40,996	$43,890

Total assets	$1,512,484	$1,238,342	$1,193,767	$1,239,987	$1,071,315
Long-term debt	$339,546	$207,435	$174,466	$184,598	$93,834
Total equity	$536,451	$514,744	$507,689	$554,305	$493,140

Weighted-average number of shares outstanding:
Basic	29,061	29,260	29,389	30,978	27,746
Diluted	29,362	29,337	29,549	31,141	27,976

Basic earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$1.82	$1.12	$1.76	$1.60	$1.72
Income (loss) from discontinued operations	0.11	(0.23)	(0.03)	(0.28)	(0.14)
Net income (loss) attributable to A. Schulman, Inc.	$1.93	$0.89	$1.73	$1.32	$1.58

Diluted earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$1.80	$1.12	$1.75	$1.60	$1.71
Income (loss) from discontinued operations	0.11	(0.23)	(0.03)	(0.28)	(0.14)
Net income (loss) attributable to A. Schulman, Inc.	$1.91	$0.89	$1.72	$1.32	$1.57

Cash dividends per common share	$0.80	$0.78	$0.72	$0.62	$0.60

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

(2) Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2014 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

◦Summary of our business and the markets in which we operate;
◦Key trends, developments and challenges; and
◦Significant events during the current fiscal year.

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items such as costs related to acquisitions, restructuring and related expenses and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.

•
Critical Accounting Policies: An overview of accounting policies identified by the Company as critical that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.

Overview

Business Summary

A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following regions which represent our reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	Americas, and

•	Asia Pacific ("APAC").

The Company has approximately 3,900 employees and 42 manufacturing facilities worldwide. Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family.

Key Trends, Developments and Challenges

We continue the execution of our growth strategy, which is a set of initiatives aimed at increasing our ability to leverage our innovative products into different geographic markets and explore adjacent markets and applications in order to improve the profitability of the Company's product mix and sales volume.

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

•
Innovation Centers. We have four global innovation centers located in Belgium, Germany, Mexico and the United States which promote collaborative partnerships between A. Schulman and our customers, suppliers, universities and other technical organizations. These innovation centers enable us to undertake research and development activities that align our technical and product development capabilities with the emerging needs of our customers and end markets.

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

Significant Events

The following items represent significant events during fiscal year 2014:

1.
Share Repurchases. On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock. During fiscal 2014, the Company did not repurchase any shares of common stock under this new Program. Under the previous share repurchase program, the Company repurchased 40,327 shares of common stock at an average price of $27.68 per share for a total cost of $1.1 million in fiscal 2014.

2.
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

On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business from Ferro Corporation ("Specialty Plastics" acquisition) for $91 million which includes four facilities located in the U.S. and one facility located in Spain.

3.
Sale of Australia Business. The Company completed the sale of its rotational compounding business in Australia on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment and are reported as discontinued operations.

4.	Credit Agreement. On September 24, 2013, the Company entered into a new $500 million Credit Agreement. The agreement consists of a $300 million Revolving Facility and a $200 million Term Loan Facility, replacing a previous

$300 million revolving credit facility, and offers increased borrowing capacity and improved terms and covenants. The agreement expires in September 2018.

5.	Long-term Growth Targets. On April 10, 2014, the Company hosted an Investor Day where the Company introduced several new long-term financial targets, which are based largely on the Company's expectations for continued success with its organic growth initiatives and acquisition strategy, combined with our financial strength and the growth potential of our global markets. The adjusted earnings per share target for fiscal 2018 is $4.50 to $4.75 per diluted share.

6.
Appointment of President and Chief Executive Officer. On June 19, 2014, the Company's Board of Directors named Bernard Rzepka as President and Chief Executive Officer of the Company, effective January 2015. In addition, the Board nominated Joseph M. Gingo to continue as the Chairman of the Board after his retirement as President and Chief Executive Officer. The nomination of Mr. Gingo as Chairman of the Board is subject to his re-election as a director by shareholders at the Company's annual meeting in December 2014.

The following items represent significant events during early fiscal 2015:

1.	Business Acquisition. On September 2, 2014, the Company acquired Compco Pty. Ltd., a manufacturer of masterbatches and custom colors in Melbourne, Australia for $6.7 million.

2.
Dividend Activities. In October 2014, the Company increased its regular quarterly cash dividend by 2.5% to $0.205 per common share. This reflected the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders

3.
Restructuring Plan. In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company expects to reduce headcount by approximately 40 and realize annual savings of approximately $4 million on completion of these actions.

Results of Operations

FISCAL YEAR 2014 COMPARED WITH FISCAL YEAR 2013

The Company uses net sales to unaffiliated customers, gross profit and operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. The following discussion regarding the Company’s segment gross profit and operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, please refer to Note 13 of the consolidated financial statements within this Form 10-K.
Segment Information

	Year Ended August 31,
					Favorable (unfavorable)
EMEA	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,262,027	1,167,603	94,424	8.1%
Net sales	$1,577,867	$1,405,882	$171,985	12.2%	$53,072	8.5%
Segment gross profit	$206,268	$179,242	$27,026	15.1%	$6,890	11.2%
Segment gross profit percentage	13.1%	12.7%
Segment operating income	$80,690	$67,320	$13,370	19.9%	$2,556	16.1%
Price per pound	$1.250	$1.204	$0.046	3.8%	$0.042	0.3%
Segment operating income per pound	$0.064	$0.058	$0.006	10.3%	$0.002	6.9%

EMEA net sales for the year ended August 31, 2014 were $1,577.9 million, an increase of $172.0 million or 12.2%, compared with the prior year. Excluding the favorable impact of foreign currency translation of $53.1 million, net sales increased $118.9 million. During fiscal 2014, the incremental contribution of the Perrite and Specialty Plastics acquisitions was $93.2 million and 60.8 million pounds in net sales and volume, respectively. Excluding acquisitions and foreign currency translation, organic sales increased $25.7 million, primarily driven by volume increases in all product families.

EMEA gross profit was $206.3 million for the year ended August 31, 2014, an increase of $27.0 million over prior year. The improvement over prior year was due to the positive contribution of the Perrite and Specialty Plastics acquisitions combined with the favorable impact of foreign currency translation of $6.9 million and organic growth across nearly all product families.

EMEA operating income for the year ended August 31, 2014 was $80.7 million, an increase of $13.4 million compared with the prior year. The increase in segment operating income in fiscal 2014 was primarily due to the aforementioned increase in segment gross profit, benefits from prior restructuring activities of $3.8 million and a reduction of bad debt expense of $1.8 million. Partially offsetting these items were incremental SG&A expenses from acquisitions of $5.0 million and increased variable incentive compensation and a government regulated increase in annual salaries of $5.4 million, and increased promotional trade show activities of $0.9 million. Foreign currency translation negatively impacted EMEA SG&A expense by $4.3 million. Segment operating income per pound increased $0.006 to $0.064 per pound primarily due to increased price per pound, partially offset by increased SG&A expense.

	Year Ended August 31,
					Favorable (unfavorable)
Americas	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	669,017	653,914	15,103	2.3%
Net sales	$673,363	$600,824	$72,539	12.1%	$(14,358)	14.5%
Segment gross profit	$99,517	$81,315	$18,202	22.4%	$(1,678)	24.4%
Segment gross profit percentage	14.8%	13.5%
Segment operating income	$38,806	$28,351	$10,455	36.9%	$(522)	38.7%
Price per pound	$1.006	$0.919	$0.087	9.5%	$(0.022)	11.9%
Segment operating income per pound	$0.058	$0.043	$0.015	34.9%	$(0.001)	37.2%

Net sales for the Americas for the years ended August 31, 2014 and 2013 were $673.4 million and $600.8 million, respectively, an increase of $72.5 million or 12.1%. Incremental net sales and volume from the Network Polymers, Prime Colorants and the Specialty Plastics acquisitions were $70.2 million and 46.7 million pounds for the year ended August 31, 2014, respectively. Excluding acquisitions, selling price per pound increased in all product families, while volume declined across all product families partially driven by the continued execution of the Company’s strategy to increase specialty product sales and shift away from less profitable commodity sales.

Americas gross profit was $99.5 million for the year ended August 31, 2014, an increase of $18.2 million from the prior year. The benefits of prior restructuring initiatives of $1.5 million, as well as recent acquisitions and improved mix were partially offset by increased variable incentive compensation of $1.6 million and $1.7 million of unfavorable foreign currency translation.

Americas operating income for the year ended August 31, 2014 was $38.8 million compared with $28.4 million last year. Segment operating income benefited from the increase in segment gross profit, offset by increases in SG&A expense from recent acquisitions of $4.8 million and higher variable incentive compensation expense of $2.1 million. Foreign currency translation negatively impacted the Americas operating income by $0.5 million.

	Year Ended August 31,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	153,899	95,994	57,905	60.3%
Net sales	$195,768	$126,696	$69,072	54.5%	$(649)	55.0%
Segment gross profit	$26,767	$22,345	$4,422	19.8%	$(57)	20.0%
Segment gross profit per pound	13.7%	17.6%
Segment operating income	$12,527	$12,108	$419	3.5%	$131	2.4%
Price per pound	$1.272	$1.320	$(0.048)	(3.6)%	$(0.004)	(3.3)%
Segment operating income per pound	$0.081	$0.126	$(0.045)	(35.7)%	$—	(35.7)%

Net sales for APAC for the year ended August 31, 2014 were $195.8 million, an increase of $69.1 million or 54.5%. During fiscal 2014, the Perrite acquisition in APAC provided net sales and volume of $53.6 million and 40.3 million pounds, respectively. Excluding the Perrite acquisition, volumes increased across all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family. Foreign currency translation unfavorably impacted net sales by $0.6 million.

APAC gross profit for the year ended August 31, 2014 was $26.8 million, an increase of $4.4 million compared with last year. Segment gross profit benefited from the positive contribution of the Perrite acquisition. The APAC gross profit percentage declined as a result of product mix and the competitive pricing pressures, as noted above.

APAC operating income for the year ended August 31, 2014 was $12.5 million, compared with $12.1 million last year. The increase in segment operating income was primarily due to the increased segment gross profit and favorable foreign currency translation, partially offset by incremental SG&A expenses from the Perrite acquisition of $2.3 million.

	Year Ended August 31,
					Favorable (unfavorable)
Consolidated	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	2,084,943	1,917,511	167,432	8.7%
Net sales	$2,446,998	$2,133,402	$313,596	14.7%	$38,065	12.9%
Operating income	$82,321	$63,103	$19,218	30.5%	$2,135	27.1%
Total operating income before certain items*	$99,853	$82,853	$17,000	20.5%	$2,165	17.9%
Price per pound	$1.174	$1.113	$0.061	5.5%	$0.019	3.8%
Total operating income per pound before certain items*	$0.048	$0.043	$0.005	11.6%	$0.001	9.3%

* Total operating income before certain items represents segment operating income combined with Corporate and other operating expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of the consolidated financial statements within this Form 10-K.

Consolidated net sales for the year ended August 31, 2014 were $2,447.0 million, an increase of $313.6 million, or 14.7%, compared with the same prior year period. Incremental net sales and volume from the Company’s recent acquisitions contributed $217.0 million and 147.8 million pounds, respectively, for the year ended August 31, 2014. Excluding the impact of recent acquisitions, net sales were positively impacted by a 3.5% increase in price per pound and 1.0% increase in volume. Foreign currency translation favorably impacted net sales for the year ended August 31, 2014 by $38.1 million.

Operating income increased $19.2 million for the year ended August 31, 2014 compared to the prior year. Total operating income, before certain items, for the year ended August 31, 2014 was $99.9 million, an increase of $17.0 million compared with last fiscal year. The increase in both operating income and total operating income, before certain items, was primarily due to increased gross profit across all segments, partially offset by the increased SG&A expense noted below. Recent acquisitions contributed $12.3 million of operating income, before certain items.

Excluding $9.8 million and $5.4 million of acquisition and restructuring related costs for the years ended August 31, 2014 and 2013, respectively, the Company’s SG&A expenses increased $32.7 million for the year ended August 31, 2014 compared with the prior year. The increase was primarily attributable to incremental SG&A expense of $12.1 million from recent acquisitions, higher variable incentive compensation expense of $11.5 million and unfavorable foreign currency translation of $3.0 million. The increase in variable incentive compensation expense consists of $6.2 million of annual performance-based cash bonus primarily impacting the regions and $5.3 million of long-term incentive compensation primarily impacting Corporate.

Additional consolidated results

Interest expense, net of interest income, increased $1.1 million for the year ended August 31, 2014, as compared with the prior year primarily related to increased borrowings for recent acquisitions.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $2.2 million and $2.4 million for the years ended August 31, 2014 and 2013, respectively. Foreign currency losses related to the Argentine peso from the Company's consolidated venture in Argentina were $1.6 million and were primarily related to the remeasurement of non-functional currency liabilities. The Argentine peso weakened against the US dollar by 48% during the year. The impact of these losses on net income attributable to the Company is reduced in proportion to the equity held by noncontrolling interests in the venture, or $0.8 million for the year ended August 31, 2014.

Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and also changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2014 and 2013.

Other income for the year ended August 31, 2014 was $0.4 million, compared with other income of $0.2 for the year ended August 31, 2013. In both fiscal 2014 and 2013, there were no individually significant transactions.

Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Net income attributable to the Company’s common stockholders was $56.2 million and $26.1 million for the years ended August 31, 2014 and 2013, respectively. Foreign currency translation had a favorable impact on net income of $3.0 million for the year ended August 31, 2014.

Product Family

The consolidated net sales for the Company's five product families are as follows:

	Year Ended August 31,
	2014		2013
	(In thousands, except for %’s)
Custom performance colors	$174,007	7%	$150,890	7%
Masterbatch solutions	805,798	33	781,770	37
Engineered plastics	745,493	31	534,777	25
Specialty powders	350,510	14	308,619	14
Distribution services	371,190	15	357,346	17
Total consolidated net sales	$2,446,998	100%	$2,133,402	100%

Fiscal 2013 includes a reclassification of revenue between product families to better reflect the way the businesses are managed.

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

	Years ended August 31,
	2014	2013
EMEA	82%	77%
Americas	65%	67%
APAC	70%	68%
Worldwide	73%	72%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2012	$3,524	$381	$(539)	$3,366
Fiscal 2013 charges	8,669	1,831	—	10,500
Fiscal 2013 payments	(6,747)	(1,812)	—	(8,559)
Translation	—	—	42	42
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,223	2,660	—	4,883
Fiscal 2014 payments	(5,924)	(2,689)	—	(8,613)
Translation	—	—	193	193
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812

See Note 15 of the consolidated financial statements within this Form 10-K for further details regarding the Company's restructuring activities.

Asset Impairment

The Company recorded $0.1 million and $1.9 million in pretax asset impairment charges during the years ended August 31, 2014 and 2013, respectively.

During fiscal 2014 and 2013, the Company recorded asset impairment charges of $0.1 million and $0.5 million, respectively, related to a reduction in the carrying value of one of the Company’s facilities in Oyonnax, France, which was held for sale as of August 31, 2014 and 2013. The impairment charges were determined based on the estimated sales value of the facility less the estimated costs to sell utilizing information provided by a third-party real estate valuation source using the market approach. During early fiscal 2015, the Company sold this facility to a third-party for $0.6 million, which approximated its carrying value.

During fiscal 2013 and 2012, the Company recorded asset impairment charges of $1.4 million and $2.7 million related to a reduction in the carrying value of the Company's facility in Verolanuova, Italy using comparable prices for similar facilities provided by a third-party real estate valuation source using the market approach. During fiscal 2014, the Company sold this facility to a third-party for $1.5 million, which approximated its carrying value.

Refer to Note 19 of the consolidated financial statements within this Form 10-K for the discussion on impairment charges included in discontinued operations.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$25,316	35.0%	$18,806	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(13,602)	(18.8)	(9,189)	(17.1)
U.S. and foreign losses with no tax benefit	4,899	6.8	5,826	10.8
U.S. restructuring and other U.S. charges with no benefit	3,010	4.2	1,704	3.2
Valuation allowance charges	—	—	2,361	4.4
Establishment (resolution) of uncertain tax positions	(121)	(0.2)	(84)	(0.2)
Other	(960)	(1.3)	309	0.6
Provision (benefit) for U.S. and foreign income taxes	$18,542	25.7%	$19,733	36.7%

The effective tax rate for the year ended August 31, 2014 was less than the U.S. statutory federal income tax rate primarily because of the Company’s overall foreign rate being less than the U.S. statutory federal income tax rate. This favorable effect of the Company’s tax rate was partially offset by no tax benefits being recognized for U.S. restructuring and other U.S. charges and certain foreign losses. The change in the effective tax rate compared with the same period last year was driven primarily by lower U.S. and foreign losses with no benefit in fiscal 2014 as well as the valuation allowance established in the second quarter of fiscal 2013 against the net operating loss deferred tax asset of the Company’s Brazilian entity due to the uncertainty in the realization of this asset.

The effective tax rate for the year ended August 31, 2013 is greater than the U.S. statutory rate primarily because of no tax benefits being recognized for U.S. and certain foreign losses, realization of tax charges due to changes in valuation allowances, and U.S. restructuring and other U.S. charges with no benefit. These unfavorable effects of the Company tax rate were partially offset by the Company’s overall foreign rate being less than the U.S. statutory rate.

FISCAL YEAR 2013 COMPARED WITH FISCAL YEAR 2012

Segment Information

	Year ended August 31,
					Favorable (unfavorable)
EMEA	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,167,603	1,174,515	(6,912)	(0.6)%
Net sales	$1,405,882	$1,403,151	$2,731	0.2%	$4,226	(0.1)%
Segment gross profit	$179,242	$175,669	$3,573	2.0%	$359	1.8%
Segment gross profit percentage	12.7%	12.5%
Segment operating income	$67,320	$71,849	$(4,529)	(6.3)%	$39	(6.4)%
Price per pound	$1.204	$1.195	$0.009	0.8%	$0.004	0.4%
Segment operating income per pound	$0.058	$0.061	$(0.003)	(4.9)%	$—	(4.9)%

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

EMEA gross profit was $179.2 million for the year ended August 31, 2013, an increase of $3.6 million over prior year. The positive contribution of the Elian acquisition combined with the favorable impact of foreign currency translation of $0.4 million was partially offset by the challenging economic environment in Europe.

EMEA operating income for the year ended August 31, 2013 was $67.3 million, a decrease of $4.5 million compared with the prior year. The decrease in segment operating income in fiscal 2013 was primarily due to an $8.1 million increase in selling, general and administrative expenses ("SG&A"). The increase in SG&A expense was primarily driven by increased compensation and benefits expense of $3.8 million, excluding Elian, which includes increased pension expense and annual government regulated compensation increases. SG&A expense was also impacted by increased bad debt expense of $1.0 million, increased information technology expense of $0.8 million, and incremental expenses of $2.5 million from Elian. These expenses were partially offset by savings from successful restructuring initiatives. Segment operating income per pound decreased $0.003 to $0.058 per pound primarily due to the aforementioned economic environment in Europe and increased SG&A expenses.

	Year ended August 31,
					Favorable (unfavorable)
Americas	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	653,914	610,418	43,496	7.1%
Net sales	$600,824	$558,910	$41,914	7.5%	$(680)	7.6%
Segment gross profit	$81,315	$84,282	$(2,967)	(3.5)%	$180	(3.7)%
Segment gross profit percentage	13.5%	15.1%
Segment operating income	$28,351	$28,872	$(521)	(1.8)%	$720	(4.3)%
Price per pound	$0.919	$0.916	$0.003	0.3%	$(0.001)	0.4%
Segment operating income per pound	$0.043	$0.047	$(0.004)	(8.5)%	$0.001	(10.6)%

Net sales for the Americas for the years ended August 31, 2013 and 2012 were $600.8 million, and $558.9 million, respectively, an increase of $41.9 million or 7.5%. Incremental net sales and volume from the ECM Plastics, Inc. acquisition were $37.9 million and 33.8 million pounds for the year ended August 31, 2013, respectively. Excluding the impact of ECM Plastics, Inc., net sales and volume increased primarily in the specialty powders product family. Foreign currency translation negatively impacted net sales by $0.7 million.

Americas gross profit was $81.3 million for the year ended August 31, 2013, a decrease of $3.0 million from the prior year. Contribution from the ECM Plastics, Inc. acquisition was offset by increased costs in Mexico to meet customer demand in Brazil as a result of the shortfall in production caused by the facility consolidation. Additional expenses were incurred as the Company increased capacity in Mexico to address anticipated improvement in local market demand that did not materialize. During the fourth quarter of fiscal 2013, the Company initiated restructuring activities to address these issues as discussed below. Foreign currency translation favorably impacted segment gross profit by $0.2 million.

Americas operating income for the year ended August 31, 2013 was $28.4 million compared with $28.9 million last year. Segment operating income decreased as a result of the aforementioned decrease in segment gross profit, offset primarily by the favorable impact of $0.7 million from foreign currency translation and a $2.4 million decrease in SG&A expenses. The decrease in SG&A expenses was primarily due to successful restructuring initiatives and cost control efforts combined with reduced incentive compensation expense of $3.2 million, partially offset by the incremental expenses from ECM Plastics.

	Year ended August 31,
					Favorable (unfavorable)
APAC	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	95,994	96,893	(899)	(0.9)%
Net sales	$126,696	$119,211	$7,485	6.3%	$1,151	5.3%
Segment gross profit	$22,345	$19,969	$2,376	11.9%	$253	10.6%
Segment gross profit percentage	17.6%	16.8%
Segment operating income	$12,108	$10,908	$1,200	11.0%	$211	9.1%
Price per pound	$1.320	$1.230	$0.090	7.3%	$0.012	6.3%
Segment operating income per pound	$0.126	$0.113	$0.013	11.5%	$0.002	9.7%

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

APAC gross profit for the year ended August 31, 2013 was $22.3 million, an increase of $2.4 million compared with last year. The increase in segment gross profit was primarily due to the 7.3% increase in price per pound combined with a continued focus on products with higher technical requirements, partially offset by increased plant costs in China and India associated with the start-up of new production lines.

APAC operating income for the year ended August 31, 2013 was $12.1 million, compared with $10.9 million last year. The increase in profitability was principally due to the increase in segment gross profit offset by an increase of $1.2 million in SG&A expenses mainly related to increased compensation expense to support growth in the region and the establishment of the APAC regional office in Hong Kong.

	Year ended August 31,
					Favorable (unfavorable)
Consolidated	2013	2012	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,917,511	1,881,826	35,685	1.9%
Net sales	2,133,402	2,081,272	$52,130	2.5%	$4,697	2.3%
Operating income	63,103	73,403	$(10,300)	(14.0)%	$965	(15.3)%
Total operating income before certain items*	82,853	87,843	$(4,990)	(5.7)%	$971	(6.8)%
Price per pound	$1.113	$1.106	$0.007	0.6%	$0.003	0.4%
Total operating income per pound before certain items*	$0.043	$0.047	$(0.004)	(8.5)%	$—	(8.5)%

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

Operating income decreased $10.3 million for the year ended August 31, 2013 compared to the prior year. Total operating income, before certain items, for the year ended August 31, 2013 was $82.9 million, a decrease of $5.0 million compared with the prior year. The decrease in both operating income and total operating income, before certain items, was primarily due to the aforementioned increase in SG&A expense.

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

Other income for the year ended August 31, 2013 was $0.2 million, compared with other income of $1.3 million for the year ended August 31, 2012. In both fiscal 2013 and 2012, there were no individually significant transactions.

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

Product Family

The consolidated net sales for the Company's five product families are as follows:

	Year ended August 31,
	2013		2012
	(In thousands, except for %’s)
Custom performance colors	$150,890	7%	$125,595	6%
Masterbatch solutions	781,770	37	750,531	36
Engineered plastics	534,777	25	547,090	26
Specialty powders	308,619	14	314,965	16
Distribution services	357,346	17	343,091	16
Total consolidated net sales	$2,133,402	100%	$2,081,272	100%

Fiscal 2013 includes a reclassification of revenue between product families to better reflect the way the businesses are managed.

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

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2011	$3,322	$403	$70	$3,795
Fiscal 2012 charges	7,581	1,675	—	9,256
Fiscal 2012 payments	(7,379)	(1,697)	—	(9,076)
Translation	—	—	(609)	(609)
Accrual balance as of August 31, 2012	$3,524	$381	$(539)	$3,366
Fiscal 2013 charges	8,669	1,831	—	10,500
Fiscal 2013 payments	(6,747)	(1,812)	—	(8,559)
Translation	—	—	42	42
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349

For discussion on the Company's restructuring plans, refer to Note 15 of the consolidated financial statements within this Form 10-K.

Asset Impairment

The Company recorded $1.9 million and $3.4 million in pretax asset impairment charges during the years ended August 31, 2013 and 2012, respectively.

During fiscal 2013, the Company recorded $0.4 million in asset impairments related to the reduction of the carrying value of its facility in Oyonnax, France. Additionally, the Company reduced the carrying value of its facility in Verolanuova, Italy and recorded pretax impairment charges of $1.4 million and $2.7 million in fiscal 2013 and 2012, respectively. Refer to the fiscal 2014 asset impairment discussion above for further details on these two facilities.

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

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2013		2012
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$18,806	35.0%	$23,389	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(9,189)	(17.1)	(11,373)	(17.0)
U.S. and foreign losses with no tax benefit	5,826	10.8	1,291	1.9
U.S. restructuring and other U.S. charges with no benefit	1,704	3.2	1,029	1.5
Valuation allowance charges	2,361	4.4	(2,380)	(3.6)
Establishment (resolution) of uncertain tax positions	(84)	(0.2)	1,718	2.6
Other	309	0.6	244	0.4
Provision (benefit) for U.S. and foreign income taxes	$19,733	36.7%	$13,918	20.8%

The effective tax rate for the year ended August 31, 2013 is greater than the U.S. statutory rate primarily because of no tax benefits being recognized for U.S. and certain foreign losses, realization of tax charges due to changes in valuation allowances, and U.S. restructuring and other U.S. charges with no benefit. These unfavorable effects on the Company tax rate were partially offset by the Company's overall foreign rate being less than the U.S. statutory rate. The change in the effective tax rate compared with the same prior year period was driven primarily by the valuation allowance established in the second quarter of fiscal 2013 against the net operating loss deferred tax asset of the Company's Brazilian entity due to the uncertainty in the realization of this asset and the adjustment to the Italian valuation allowance in fiscal 2012.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s critical accounting policies relate to the allowance for doubtful accounts, inventory reserve, restructuring charges, purchase accounting and goodwill, long-lived assets, income taxes, pension and other postretirement benefits and stock-based compensation.

Allowance for Doubtful Accounts

Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, customer payment history, and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts.

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

Purchase Accounting and Goodwill

Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions.

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

Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

Effective September 1, 2012, the masterbatch product family was split into two separate product families, custom performance colors and masterbatch solutions. Consequently, the related goodwill was allocated to the custom performance colors and masterbatch solutions reporting units in EMEA and the Americas based on the relative fair value of these reporting units. Additional goodwill was recorded in fiscal 2013 as a result of the ECM Plastics, Inc. acquisition and in fiscal 2014 due to the Perrite Group, Network Polymers, Inc., Prime Colorants and Specialty Plastics acquisitions. All acquired goodwill was allocated to appropriate reporting units based on relative fair values.

2014 Annual Goodwill Impairment Test

As of June 1, 2014, the annual goodwill impairment test date for fiscal 2014, goodwill exists in five of the Company's reporting units in EMEA (masterbatch solutions, engineered plastics, specialty powders, custom performance colors and distribution services), four reporting units in the Americas (masterbatch solutions, custom performance colors, engineered plastics and specialty powders) and one reporting unit in APAC (engineered plastics).

Qualitative Analysis

The Company applied the qualitative goodwill impairment accounting guidance to its EMEA masterbatch, EMEA distribution services, Americas masterbatch and Americas custom performance color reporting units as of June 1, 2014. Qualitative trends and factors considered in the Company's analysis included overall economic conditions, access to capital markets, industry projections, competitive environment, actual and forecast operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors. These trends and factors were both compared to, and based on, the assumptions used in the quantitative assessment performed in fiscal 2013. As of June 1, 2014, the Company concluded that there were no indicators of impairment to the goodwill for the Company's EMEA masterbatch, EMEA distribution services, Americas masterbatch and Americas custom performance color reporting units.
Quantitative Analysis

Management used the quantitative fair value measurement for its annual goodwill impairment test as of June 1, 2014 for the EMEA engineered plastics, EMEA specialty powders, EMEA custom performance color, Americas engineered plastics, Americas specialty powders and APAC engineered plastics. The fair values of all these reporting units were established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions, as noted above.

Based on this quantitative analysis, management concluded that as of June 1, 2014, the EMEA engineered plastics, EMEA custom performance color, the Americas specialty powders and APAC engineered plastics reporting units had fair values that substantially exceeded their carrying values.

Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2014, the fair values of the EMEA specialty powders and Americas engineered plastics reporting units exceeded their carrying values by 13% in each instance. As of August 31, 2014, the EMEA specialty powders reporting unit had goodwill of $19.0 million while goodwill in the Americas engineered plastics reporting unit was $28.4 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the Americas and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.

See Note 4 to the consolidated financial statements within this Form 10-K for further discussion on goodwill.

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

Income Taxes

The Company’s provision for income taxes involves a significant amount of judgment by management. This provision is impacted by the income and tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate. No taxes are provided on certain foreign earnings which are permanently reinvested.

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

The Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various local corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 2.8% as of August 31, 2014, compared with 4.0% as of August 31, 2013. For the other postretirement benefit plan, the rate is 3.8% as of August 31, 2014 and 4.5% as of August 31, 2013. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 5.2% for fiscal 2014. In consultation with its actuaries, the Company estimates its pension expense will increase by $2.5 million in fiscal 2015 compared with fiscal 2014 primarily as a result of a decrease in the weighted-average discount rate assumption.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2014:

Change in Assumption	Impact on Fiscal 2014 Benefits Expense	Impact on August 31, 2014 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2014 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$489	$8,422	$306
25 basis point increase in discount rate	$(456)	$(7,887)	$(293)
25 basis point decrease in expected long-term rate of return on assets	$82	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(82)	$—	$—

Share-based Compensation

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

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rate of interest. The Company uses historical data, corresponding to the vesting period, to determine the assumptions to be used in the Monte Carlo valuation model and has no reason to believe that future data is likely to materially differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future correlation experience and future interest rates may result in a material change to the fair value of such awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the correlation rate and the interest rate, may materially affect the Company’s future share-based compensation expense.

The awards with a market condition granted prior to fiscal 2013 are accounted for as equity awards given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards with a market condition granted in fiscal 2014 and 2013 provide recipients an option to receive cash or shares of common stock upon vesting. Consequently, such awards are accounted for as liability awards and the Company remeasures these awards at fair value on a quarterly basis over the service period. Expense for these awards is recognized only to the extent the market conditions are achieved and the awards ultimately vest.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $113.1 million, $83.7 million and $99.5 million for the years ended August 31, 2014, 2013 and 2012, respectively. The increase of $29.4 million in cash provided by operations was primarily due to the increase in net income in fiscal 2014 as compared with 2013. The Company has generated $296.4 million in net cash from operations in fiscal 2014, 2013 and 2012 combined.

The Company’s cash and cash equivalents increased $1.4 million since August 31, 2013. This increase was driven primarily by cash provided from operations in fiscal 2014, coupled with proceeds from the sale of assets of $6.0 million and increased net borrowings of $142.4 million to fund the fiscal 2014 acquisitions. This was offset by the fiscal 2014 acquisitions for $206.6 million in cash consideration, expenditures for capital projects of $35.1 million and dividend payments of $23.7 million.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2014	August 31, 2013
Days in receivables	55	53
Days in inventory	50	53
Days in payables	48	48
Total working capital days	57	58

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2014	August 31, 2013	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$135,493	$134,054	$1,439	1.1%
Working capital, excluding cash	$263,715	$243,910	$19,805	8.1%
Long-term debt	$339,546	$207,435	$132,111	63.7%
Total debt	$371,294	$215,808	$155,486	72.0%
Net debt *	$235,801	$81,754	$154,047	188.4%
Total A. Schulman, Inc.’s Stockholders’ equity	$527,043	$507,377	$19,666	3.9%

* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors.

As of August 31, 2014 and August 31, 2013, 95% of the Company’s cash and cash equivalents were held by its foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service outstanding debt. These dividends are typically paid out of current year earnings. In addition, excess cash in the U.S. is generally used to repay outstanding debt.

Working capital, excluding cash, was $263.7 million as of August 31, 2014, an increase of $19.8 million from August 31, 2013. The fiscal 2014 acquisitions contributed $42 million to working capital. The translation effect of foreign currencies, primarily the Euro, increased working capital by $5.9 million. Excluding the impact of fiscal 2014 acquisitions, working capital decreased $20.8 million largely due to decreases in inventory and other current assets of $9.3 million and $3.3 million, respectively.

Capital expenditures for the year ended August 31, 2014 were $35.1 million compared with $26.6 million last year. Capital expenditures for fiscal year 2014 primarily related to the regular and ongoing investment in the Company's manufacturing facilities.

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

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2014.

Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2014, the amount available under the Credit Facility was reduced by outstanding letters of credit of $0.7 million and borrowings of $296.0 million. Outstanding letters of credit and borrowings under the previous credit agreement as of August 31, 2013 were $1.0 million and $150.0 million, respectively.

On February 14, 2014, the Company obtained a $15.0 million uncommitted line of credit from a regional financial institution, available until September 24, 2018. The interest rate is based upon the 30-day LIBOR index that is 10 basis points below the applicable spread on the Revolving Facility, noted above. The Company has $15.0 million of outstanding borrowings under this line of credit as of August 31, 2014 which are included in short-term debt on the Company's consolidated balance sheet.

On March 1, 2006, the Company issued €50.3 million of senior guaranteed notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (the “Euro Notes”). The Euro Notes require annual principal payments of €2.5 million beginning in fiscal 2012. As of August 31, 2014, the amount of Euro Notes outstanding approximated €42.8 million, or $56.4 million. Repayment of the Euro Notes prior to maturity would cost approximately $7.1 million in early termination fees as of August 31, 2014.

The Euro Notes are guaranteed by certain material domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Euro Notes and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2014.

The Company’s interest bearing short-term debt of $31.7 million as of August 31, 2014 had a weighted-average interest rate of approximately 3.1%. Interest bearing short-term debt as of August 31, 2013 was $8.4 million with a weighted-average interest rate of approximately 10.1%.

Below summarizes the Company’s available funds:

	As of August 31,
	2014	2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	190,625	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	53,520	56,178
Total capacity from credit lines and notes	$559,145	$356,178
Availability:
Revolving Facility	$193,909	$149,024
Foreign short-term lines of credit	49,250	49,302
Total available funds from credit lines and notes	$243,159	$198,326

Total available funds from credit lines and notes represents the total capacity from credit lines and notes less outstanding borrowings of $315.3 million and $156.9 million as of August 31, 2014 and 2013, respectively, and issued letters of credit of $0.7 million and $1.0 million as of August 31, 2014 and 2013, respectively.

The Company’s underfunded pension liability is $133.1 million as of August 31, 2014. This amount is primarily due to an underfunded plan of $107.4 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2014, the Company paid cash dividends aggregating to $0.80 per share. The total amount of these dividends was $23.7 million. Cash flow has been sufficient to fund the payment of these dividends.

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. During fiscal 2014, the Company did not repurchase any shares of common stock under the Program, which may be modified, suspended or terminated by the Company at any time. The Program replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of various foreign currencies, primarily the Euro, during the year ended August 31, 2014 increased the accumulated other comprehensive income (loss) account by $5.0 million which was primarily the result of a 4.1% increase in the twelve-month average value of the Euro from 1.308 Euros to 1 U.S. dollar in fiscal 2013 to 1.361 Euros to 1 U.S. dollar in fiscal 2014. Overall, the value of the Euro decreased 0.4% from 1.324 Euros to 1 U.S. dollar as of August 31, 2013 to 1.319 as of August 31, 2014.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2014 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt(a)	$31,646	$—	$—	$—	$31,646
Long-Term Debt(a),(h)	—	75,665	263,525	—	339,190
Capital Lease Obligations(a)	102	216	137	3	458
Operating Lease Obligations(b)	11,378	14,078	8,128	18,227	51,811
Purchase Obligations(c)	123,801	27,790	12,723	—	164,314
Pension Obligations(d)	5,636	—	—	—	5,636
Postretirement Benefit Obligations(e)	890	1,719	1,697	4,001	8,307
Deferred Compensation Obligations(f)	200	350	—	—	550
Interest Payments(g)	8,618	13,908	5,829	—	28,355
NATPET Investment(i)	12,792	—	—	—	12,792
	$195,063	$133,726	$292,039	$22,231	$643,059

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

(d)
Pension obligations represent future estimated pension payments to comply with local funding requirements, as well as estimated benefit payments. The projected payments beyond fiscal year 2015 are not currently determinable.

(e)	Postretirement benefit obligations represent the estimated benefit payments of the U.S. postretirement benefit plan using the plan provisions in effect as of August 31, 2014.

(f)	Deferred compensation obligations represent payments in accordance with agreements for two individuals for a ten-year period through fiscal 2018.

(g)	Interest obligations on the Company’s short and long-term debt are included assuming the outstanding debt levels and interest rates will be consistent with those as of August 31, 2014.

(h)	The Company's long-term debt was refinanced in September 2013 and matures in September 2018.

(i)	The NATPET investment represents the Company's commitment for an investment of €9.7 million in a joint venture agreement with NATPET of Jeddah, Saudi Arabia.

The Company had $3.8 million of gross unrecognized tax benefits and $0.9 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2014 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements.

The Company’s outstanding commercial commitments as of August 31, 2014 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, Term Loan Facility, foreign short-term lines of credit and other floating rate debt. As of August 31, 2014, the Company had $315.0 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.5 million impact on annual interest expense from a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2014. The terms of the new credit facility entered into on September 24, 2013 include a 50 basis point rate improvement over the prior agreement in effect as of August 31, 2013.

Foreign Currency Exchange Risk

The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real and Argentine peso, among others.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2014 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be $0.1 million.

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
A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded the Perrite Group, Network Polymers, Inc., Prime Colorants, and the specialty plastics business of Ferro Corporation from its assessment of internal control over financial reporting as of August 31, 2014, because they were acquired by the Company in purchase business combinations during fiscal 2014. We have also excluded the above acquisitions from our audit of internal control over financial reporting. All of the acquisitions are wholly-owned subsidiaries. The total assets for the Perrite Group, Network Polymers, Inc., Prime Colorants and the specialty plastics business of Ferro Corporation represent 6.5%, 3.2%, 1.2%, and 7.4% respectively, of the related consolidated financial statement amounts as of August 31, 2014. The total revenue for the Perrite Group, Network Polymers, Inc., Prime Colorants and the specialty plastics business of Ferro Corporation represent 5.8%, 1.9%, 0.3%, and 1.0% respectively, of the related consolidated financial statement amounts for the year ended August 31, 2014.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 22, 2014

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$2,446,998	$2,133,402	$2,081,272
Cost of sales	2,116,990	1,852,223	1,802,029
Selling, general and administrative expenses	242,486	205,370	193,502
Restructuring expense	4,883	10,500	9,256
Asset impairment	104	1,873	3,392
Curtailment and settlement (gains) losses	214	333	(310)
Operating income	82,321	63,103	73,403
Interest expense	8,503	7,657	8,351
Interest income	(286)	(495)	(676)
Foreign currency transaction (gains) losses	2,206	2,426	243
Other (income) expense, net	(434)	(217)	(1,342)
Income from continuing operations before taxes	72,332	53,732	66,827
Provision (benefit) for U.S. and foreign income taxes	18,542	19,733	13,918
Income from continuing operations	53,790	33,999	52,909
Income (loss) from discontinued operations, net of tax	3,202	(6,671)	(860)
Net income	56,992	27,328	52,049
Noncontrolling interests	(799)	(1,229)	(1,162)
Net income attributable to A. Schulman, Inc.	$56,193	$26,099	$50,887

Weighted-average number of shares outstanding:
Basic	29,061	29,260	29,389
Diluted	29,362	29,337	29,549

Basic earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$1.82	$1.12	$1.76
Income (loss) from discontinued operations	0.11	(0.23)	(0.03)
Net income attributable to A. Schulman, Inc.	$1.93	$0.89	$1.73

Diluted earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$1.80	$1.12	$1.75
Income (loss) from discontinued operations	0.11	(0.23)	(0.03)
Net income attributable to A. Schulman, Inc.	$1.91	$0.89	$1.72

Cash dividends per common share	$0.80	$0.78	$0.72
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Net Income	$56,992	$27,328	$52,049
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax of $0	4,987	4,174	(46,647)
Net change in net actuarial gains (losses), net of tax of $8,262 in 2014, $55 in 2013 and $4,204 in 2012	(21,813)	2,710	(6,200)
Net change in prior service (costs) credits, net of tax of $0	(634)	(436)	(3,171)
Other comprehensive income (loss)	(17,460)	6,448	(56,018)
Comprehensive income (loss)	39,532	33,776	(3,969)
Less: comprehensive income (loss) attributable to noncontrolling interests	712	1,074	1,072
Comprehensive income (loss) attributable to A. Schulman, Inc.	$38,820	$32,702	$(5,041)

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2014	August 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,493	$134,054
Accounts receivable, net	384,444	310,749
Inventories	292,141	261,658
Prepaid expenses and other current assets	40,473	41,224
Total current assets	852,551	747,685
Property, plant and equipment, at cost:
Land and improvements	28,439	27,954
Buildings and leasehold improvements	160,858	146,647
Machinery and equipment	398,563	356,144
Furniture and fixtures	41,255	39,065
Construction in progress	16,718	7,149
Gross property, plant and equipment	645,833	576,959
Accumulated depreciation	391,912	366,438
Net property, plant and equipment	253,921	210,521
Deferred charges and other noncurrent assets	65,079	48,723
Goodwill	202,299	139,526
Intangible assets, net	138,634	91,887
Total assets	$1,512,484	$1,238,342
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314,957	$265,477
U.S. and foreign income taxes payable	6,385	6,423
Accrued payroll, taxes and related benefits	54,199	40,759
Other accrued liabilities	46,054	48,689
Short-term debt	31,748	8,373
Total current liabilities	453,343	369,721
Long-term debt	339,546	207,435
Pension plans	129,949	98,599
Deferred income taxes	23,826	20,873
Other long-term liabilities	29,369	26,970
Total liabilities	976,033	723,598
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,185 shares in 2014 and 48,094 shares in 2013	48,185	48,094
Additional paid-in capital	268,545	263,158
Accumulated other comprehensive income (loss)	(16,691)	682
Retained earnings	606,898	574,370
Treasury stock, at cost, 18,973 shares in 2014 and 18,940 shares in 2013	(379,894)	(378,927)
Total A. Schulman, Inc.’s stockholders’ equity	527,043	507,377
Noncontrolling interests	9,408	7,367
Total equity	536,451	514,744
Total liabilities and equity	$1,512,484	$1,238,342
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2011	$47,816	$254,184	$50,007	$541,256	$(344,759)	$5,801	$554,305
Comprehensive income (loss)			(55,928)	50,887		1,072	(3,969)
Cash dividends paid, $0.72 per share				(20,938)			(20,938)
Noncontrolling interests' contributions (distributions)						(580)	(580)
Purchase 1,463 shares of treasury stock					(26,752)		(26,752)
Issuance of treasury stock		20			412		432
Stock options exercised	51	864					915
Restricted stock issued, net of forfeitures	108	(108)					—
Redemption of common stock to cover tax withholdings	(17)	(365)					(382)
Amortization of restricted stock		4,658					4,658
Balance at August 31, 2012	47,958	259,253	(5,921)	571,205	(371,099)	6,293	507,689
Comprehensive income (loss)			6,603	26,099		1,074	33,776
Cash dividends paid, $0.78 per share				(22,934)			(22,934)
Purchase 304 shares of treasury stock					(8,091)		(8,091)
Issuance of treasury stock		93			263		356
Stock options exercised	64	1,141					1,205
Restricted stock issued, net of forfeitures	93	(93)					—
Redemption of common stock to cover tax withholdings	(21)	(375)					(396)
Amortization of restricted stock		3,139					3,139
Balance at August 31, 2013	48,094	263,158	682	574,370	(378,927)	7,367	514,744
Comprehensive income (loss)			(17,373)	56,193		712	39,532
Noncontrolling interests' contributions (distributions)						600	600
Change in ownership interest		(729)				729	—
Cash dividends paid, $0.80 per share				(23,665)			(23,665)
Purchase 40 shares of treasury stock					(1,116)		(1,116)
Issuance of treasury stock		105			149		254
Stock options exercised	13	220					233
Restricted stock issued, net of forfeitures	88	(88)					—
Redemption of common stock to cover tax withholdings	(10)	(351)					(361)
Amortization of restricted stock		6,230					6,230
Balance at August 31, 2014	$48,185	$268,545	$(16,691)	$606,898	$(379,894)	$9,408	$536,451

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Operating from continuing and discontinued operations:
Net income	$56,992	$27,328	$52,049
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	33,697	29,982	29,176
Amortization	14,207	11,469	9,608
Deferred tax provision	(3,007)	(1,194)	(10,867)
Pension, postretirement benefits and other compensation	10,802	6,282	6,410
Asset impairment	104	5,873	3,392
Curtailment and settlement (gains) losses	214	333	(310)
Gain on sale of assets from discontinued operations	(3,365)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,875)	1,790	16,788
Inventories	7,099	(6,376)	(6,222)
Accounts payable	(3,497)	8,924	9,584
Income taxes	(1,372)	(320)	(4,832)
Accrued payroll and other accrued liabilities	5,189	5,415	(11,563)
Other assets and long-term liabilities	1,954	(5,793)	6,284
Net cash provided from (used in) operating activities	113,142	83,713	99,497
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(35,089)	(26,568)	(34,003)
Proceeds from the sale of assets	6,004	13,886	1,581
Business acquisitions, net of cash	(206,625)	(36,805)	(64,918)
Net cash provided from (used in) investing activities	(235,710)	(49,487)	(97,340)
Financing from continuing and discontinued operations:
Cash dividends paid	(23,665)	(22,934)	(20,938)
Increase (decrease) in short-term debt	13,774	3,324	(6,339)
Borrowings on long-term debt	795,745	264,908	188,832
Repayments on long-term debt including current portion	(653,894)	(264,613)	(159,323)
Payment of debt issuance costs	(1,782)	—	—
Noncontrolling interests' contributions (distributions)	600	—	(580)
Issuances of stock, common and treasury	487	1,561	1,347
Redemptions of common stock	(361)	(396)	(382)
Purchases of treasury stock	(1,116)	(8,091)	(26,752)
Net cash provided from (used in) financing activities	129,788	(26,241)	(24,135)
Effect of exchange rate changes on cash	(5,781)	2,038	(9,744)
Net increase (decrease) in cash and cash equivalents	1,439	10,023	(31,722)
Cash and cash equivalents at beginning of year	134,054	124,031	155,753
Cash and cash equivalents at end of year	$135,493	$134,054	$124,031

Cash paid during the year for:
Interest	$7,578	$5,487	$7,472
Income taxes	$21,720	$15,598	$26,964
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. The Company employs approximately 3,900 people and has 42 manufacturing facilities in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries in which a controlling interest is maintained. All significant intercompany transactions have been eliminated.

Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

The financial position and results of operations of the Company’s foreign subsidiaries are generally recorded using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each reporting period end. Income statement accounts are translated each month at the average rate of exchange during the month. Other comprehensive income and accumulated other comprehensive income (loss) in stockholders’ equity include translation adjustments arising from the use of different exchange rates from period to period.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2014 presentation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, other intangible assets, other long-lived assets, contingencies, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, stock-based compensation, and restructuring, among others. These estimates and assumptions are based on management’s judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors any factors which may have an impact and adjusts such estimates and assumptions when required. Changes in those estimates are reflected in the consolidated financial statements in the period of change.

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

The Company provides tolling services for a fee to process materials provided and owned by customers. While providing these services, the Company may provide certain amounts of its materials, such as additives. These materials are charged to the customer as an addition to the tolling fees. The Company records revenues from tolling services and related materials when such services are performed.

Cost of Sales

Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacturing, distribution and tolling of product, as well as related labor, depreciation and overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Cost of sales also includes freight, packaging and warehousing.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

The Company accounts for share-based compensation expense based on the fair value of the awards granted in accordance with applicable accounting guidance. The fair value of awards with service and performance conditions is based on quoted market prices of the Company’s stock on the respective grant date. The fair value of awards that include market conditions for vesting is estimated using the Monte Carlo valuation model.

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rates of interest. The Company uses historical data, corresponding to the vesting period, to determine all of the assumptions used in the Monte Carlo valuation model. The expected volatility assumption is based on historical volatility. The Company used the daily stock prices in fiscal 2014 and 2013 and weekly stock prices in fiscal 2012 to determine historical volatility. The correlation between the Company’s stock price and each of the peer companies is determined based on historical daily stock prices of the Company and each of the peer companies. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards.

Awards that are expected to settle through the issuance of the Company’s common stock are accounted for as equity-classified awards and related compensation expense is recognized based on grant date fair value over the related service period. Awards that may be settled in cash, at the election of the recipient, are accounted for as liability-classified awards. The fair value of such awards is remeasured at the end of each reporting period and expense is recognized over the requisite service period. The Company uses an estimate of expected forfeitures in the recognition of all share-based compensation expense that is based on historical experience. See Note 10 of this Form 10-K for further discussion on share-based compensation.

Restructuring

The Company records restructuring costs related to the actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Employee-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments and settlements, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time benefit arrangements, a liability is incurred and accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is estimated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Restructuring charges related to accelerated depreciation and asset impairments are recorded separately within the consolidated statements of operations. See Note 15 of this Form 10-K for further discussion on restructuring charges.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These cash equivalents are primarily money-market funds and short-term time deposits. The money-market funds are rated primarily A or higher by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these cash equivalents approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2014 and 2013, the Company did not hold any short-term investments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, customer payment history and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers. See Note 3 of this Form 10-K for further discussion on the allowance for doubtful accounts.

Inventories

Inventories are recorded at lower of average cost or market. The Company generally does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an estimated excess and obsolete inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

Property, Plant and Equipment and Depreciation

Property, plant and equipment is recorded at cost. The cost of renewals and betterments is capitalized in the property accounts. Capital expenditures exclude related accruals of $4.4 million, $1.9 million and $3.4 million in fiscal 2014, 2013 and 2012, respectively.

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

Estimated useful lives are reviewed when certain events occur or operating conditions change and when appropriate, changes are made prospectively.

The cost of assets sold or otherwise disposed of is eliminated from the related accounts. Gains or losses are recognized when sales or disposals occur. Maintenance and repair costs are expensed as incurred.

Purchase Accounting, Goodwill and Other Intangible Assets

Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other intangible assets with finite useful lives, which consist primarily of registered trademarks and tradenames, customer related intangibles, and developed technology, are amortized over their estimated useful lives on either a straight-line or double-declining basis, reflective of the pattern of economic benefits consumed. The estimated useful lives for each major category of intangible assets with finite useful lives are:

Registered trademarks and tradenames	3	to	25	years
Customer related intangibles	9	to	20	years
Developed technology	10	to	15	years

See Note 4 of this Form 10-K for further discussion on goodwill and other intangible assets.

Retirement Plans

The Company has several defined benefit and defined contribution pension plans, covering certain employees in the U.S. and in foreign countries. The pension and postretirement benefit accounting reflects the recognition of future benefit costs over the employee’s approximate period of employment based on the terms of the plans and the investment and funding decisions made by the Company. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans. See Note 8 of this Form 10-K for further discussion on retirement plans.

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

See Note 6 and Note 16 of this Form 10-K for further discussion on fair value measurements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

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

In April 2014, the FASB issued new accounting guidance related to reporting discontinued operations that changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. The standard is effective for fiscal years beginning on or after December 15, 2014 on a prospective basis, including interim periods, with early adoption permitted. The Company will evaluate the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.

In February 2013, the FASB issued new accounting guidance related to the reporting of the amounts reclassified out of accumulated other comprehensive income in the consolidated financial statements. The new accounting guidance requires all companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. This standard was effective on a prospective basis for fiscal years beginning after December 15, 2012, including interim periods. The Company adopted this standard for the first quarter of fiscal 2014.

No other new accounting pronouncements issued or with effective dates during fiscal 2014 had or are expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITIONS

Specialty Plastics Business of Ferro Corporation

On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business of Ferro Corporation ("Specialty Plastics" acquisition) for $91.0 million. The results of operations for this business have been included in the consolidated financial statements since the date of acquisition.

The acquisition strategically expands the Company's geographic reach with four facilities located in the U.S. and one facility located in Spain and diversifies the Company's product mix and strengthens its position in a broad range of attractive product markets. Additionally, the business offers a broad portfolio of proprietary products and recognized brand names serving a wide range of end markets including packaging, transportation, construction, appliances and agriculture.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the inventory, intangible assets, property, plant & equipment, accounts receivable, other long-term liabilities, and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Specialty Plastics acquisition at the date of acquisition:

As of July 1, 2014
(In thousands)
Accounts receivable	$27,870
Inventories	12,800
Prepaid expenses and other current assets	415
Property, plant and equipment	21,025
Intangible assets	26,985
Total assets acquired	$89,095

Accounts payable	15,327
Accrued payroll, taxes and related benefits	1,552
Other accrued liabilities	638
Other long-term liabilities	181
Total liabilities assumed	$17,698
Identifiable net assets acquired	$71,397
Goodwill	19,603
Net assets acquired	$91,000

The Company preliminarily recorded acquired intangible assets of $27.0 million, all of which are customer related intangibles with an estimated weighted-average useful life of 13.6 years.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Specialty Plastics acquisition is primarily the result of anticipated synergies and market expansion.

The estimated fair value of accounts receivable acquired was $27.9 million with the gross contractual amount being $28.1 million.

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from the Specialty Plastics acquisition included in the Company’s results since the July 1, 2014 acquisition are as follows:

July 1, 2014 to August 31, 2014
(In thousands)
Net sales	$25,351
Income before taxes	$1,644
Net income attributable to A. Schulman, Inc.	$1,475

Income before taxes for the Specialty Plastics acquisition from July 1, 2014 to August 31, 2014 includes pretax depreciation and amortization costs of $0.6 million due to the increased estimated fair value of fixed assets and intangibles, and $0.6 million of pretax purchase accounting inventory step-up charges.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma information represents the consolidated results of the Company as if the Specialty Plastics acquisition occurred as of September 1, 2012:

	For the Years Ended August 31,
	2014	2013
	Unaudited
	(In thousands, except per share data)
Net sales	$2,580,646	$2,289,719
Net income attributable to A. Schulman, Inc.	$65,639	$33,480
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$2.24	$1.14

The pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets included in the Specialty Plastics acquisition resulting from the valuation of assets acquired and increased interest expense due to additional borrowings to fund the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed as of September 1, 2012, nor are they indicative of the future operating results of the Company.

Elian SAS

On January 31, 2012, the Company acquired all of the issued share capital of Elian SAS (“Elian”), a French portfolio company of British Vita plc, for $66.5 million, which included the repayment of $4.3 million in debt. The results of Elian’s operations have been included in the consolidated financial statements since the date of acquisition.

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

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from Elian included in the Company’s results in the year of acquisition are as follows:

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

The following pro forma information represents the consolidated results of the Company as if the acquisition of Elian occurred as of September 1, 2011:

Year ended August 31, 2012
Unaudited (In thousands, except per share data)
Net sales	$2,097,043
Net income attributable to A. Schulman, Inc.	$52,423
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$1.77

The pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Elian resulting from the valuation of assets acquired, increased interest expense due to additional

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowings to fund the acquisition of Elian partially offset by the repayment of Elian debt, and decreased interest income from lower cash levels which were also used to fund the acquisition. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Elian. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed as of September 1, 2011, nor are they indicative of the future operating results of the consolidated Company.

Other Business Transactions

The following table summarizes the Company's other business transactions for the periods presented as well as the Compco Pty. Ltd. acquisition completed in the first quarter of fiscal 2015:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
ECM Plastics, Inc.	September 4, 2012	$36.8	Americas
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics
Perrite Group	September 2, 2013	$51.3	EMEA and APAC
A thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France
Network Polymers, Inc.	December 2, 2013	$49.2	Americas
An Ohio niche engineered plastics compounding business that is a leading single source provider of thermoplastic resins and alloys
Prime Colorants	December 31, 2013	$15.1	Americas
A Tennessee manufacturer of custom color and additive concentrates
Compco Pty. Ltd.	September 2, 2014	$6.7	APAC
A manufacturer of masterbatches and custom color with operations in Australia.

The Company incurred $6.0 million and $2.7 million of acquisition related costs, primarily included in selling, general & administrative expenses, during fiscal 2014 and 2013, respectively.

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts are as follows:

	For the Year Ended August 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$10,434	$9,190	$9,475
Provision	907	2,441	1,724
Write-offs, net of recoveries	(491)	(1,481)	(1,007)
Translation effect	(6)	284	(1,002)
Ending balance	$10,844	$10,434	$9,190

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill are as follows:

	EMEA	Americas	APAC	Total
	(In thousands)
Balance as of August 31, 2012	$68,540	$59,813	$—	$128,353
Acquisitions	—	9,921	—	9,921
Translation and other	1,726	(474)	—	1,252
Balance as of August 31, 2013	70,266	69,260	—	139,526
Acquisitions	14,015	46,269	637	60,921
Translation and other	1,676	150	26	1,852
Balance as of August 31, 2014	$85,957	$115,679	$663	$202,299

The increase in goodwill during fiscal 2014 is due to the Perrite Group, Network Polymers, Inc., Prime Colorants and Specialty Plastics acquisitions. Goodwill associated with the Perrite Group transaction is included in the EMEA and APAC segments and none of the goodwill is deductible for income tax purposes. Goodwill associated with both the Network Polymers and Prime Colorants transactions is included in the Americas segment and is deductible for income tax purposes. The goodwill associated with the Specialty Plastics acquisition is included in the Americas and EMEA segments and is deductible for income tax purposes. The increase in goodwill during fiscal 2013 was due to the acquisition of ECM Plastics, Inc. in the Americas segment and the goodwill is deductible for income tax purposes.

The Company completed its annual impairment review of goodwill as of June 1, 2014 and noted no impairment. The Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2014.

The following table summarizes intangible assets with finite useful lives by major category:

	As of August 31, 2014			As of August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$139,990	$(29,088)	$110,902	$85,129	$(19,605)	$65,524
Developed technology	19,603	(6,914)	12,689	19,641	(5,156)	14,485
Registered trademarks and tradenames	20,945	(5,902)	15,043	15,991	(4,113)	11,878
Total finite-lived intangible assets	$180,538	$(41,904)	$138,634	$120,761	$(28,874)	$91,887

The increase in intangible assets from August 31, 2013 is due to the fiscal 2014 acquisitions. Amortization expense for intangible assets was $13.0 million, $10.3 million and $8.7 million for fiscal 2014, 2013 and 2012, respectively. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2014 is 12.5 years.

Estimated future amortization expense for intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2015	$16,594
2016	15,301
2017	14,615
2018	14,028
2019	13,123

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt obligations outstanding:

	As of August 31,
	2014	2013
	(In thousands)
Notes payable and other, due within one year	$18,429	$5,042
Current portion of long-term debt	13,319	3,331
Short-term debt	$31,748	$8,373

Revolving credit loan, LIBOR plus applicable spread, due January 2016	$—	$150,000
Revolving credit loan, LIBOR plus applicable spread, due September 2018	105,400	—
Term loan, due September 2018	180,625	—
Euro notes, 4.485%, due March 2016	53,106	56,626
Capital leases and other long-term debt	415	809
Long-term debt	$339,546	$207,435

In the first quarter of fiscal 2014, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement, dated September 24, 2013, and containing a maturity date of September 24, 2018, with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and PNC Capital Markets LLC as lead arrangers ("the Credit Agreement"). The Credit Agreement provides for:

•a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");
•a $200 million term loan facility (the "Term Loan Facility") with quarterly payments due until maturity; and

•
an expansion feature allowing the Company to incur, subject to certain terms and conditions, up to an additional $250 million of revolving loans and/or term loans ("the Incremental Facility" and, together with the Revolving Facility and the Term Loan Facility, the "Credit Facility").

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries. The Credit Agreement contains certain covenants that, among other things, restrict the Company's ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. The Company is also required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2014.

Interest rates under the Credit Agreement are based on LIBOR or EURIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. The Company is also required to pay a facility fee on the commitments, whether used or unused. The Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan. The swing-line loan interest rate varies based on a mutually agreed upon rate between the bank and the Company. As of August 31, 2014, the amount available under the Credit Facility was reduced by outstanding letters of credit of $0.7 million and borrowings of $296.0 million. Outstanding letters of credit and borrowings under the previous credit agreement as of August 31, 2013 were $1.0 million and $150.0 million, respectively.

On February 14, 2014, the Company obtained a $15.0 million uncommitted line of credit from a regional financial institution, available until September 24, 2018. The interest rate is based upon the 30-day LIBOR index that is 10 basis points below the applicable spread on the Revolving Facility, noted above. The Company has $15.0 million of outstanding borrowings under this line of credit as of August 31, 2014 which are included in short-term debt on the Company's consolidated balance sheet.

On March 1, 2006, the Company issued €50.3 million of senior guaranteed notes in Germany in the private placement market maturing on March 1, 2016, with a fixed interest rate of 4.485% (the “Euro Notes”). The Euro Notes require annual principal payments of €2.5 million beginning in fiscal 2012. As of August 31, 2014, the amount of Euro Notes outstanding approximated €42.8 million, or $56.4 million. Repayment of the Euro Notes prior to maturity would cost approximately $7.1 million in early termination fees as of August 31, 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Euro Notes are guaranteed by certain material domestic subsidiaries and contain covenants similar to those in the Credit Agreement discussed above. The Company was in compliance with its covenants relating to the Euro Notes and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2014.

The Company’s interest bearing short-term debt of $31.7 million as of August 31, 2014 had a weighted-average interest rate of approximately 3.1%. Interest bearing short-term debt as of August 31, 2013 was $8.4 million with a weighted-average interest rate of approximately 10.1%.

The table below summarizes the Company’s available funds:

	As of August 31,
	2014	2013
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	190,625	—
Domestic short-term lines of credit	15,000	—
Foreign short-term lines of credit	53,520	56,178
Total capacity from credit lines and notes	$559,145	$356,178
Availability:
Revolving Facility	$193,909	$149,024
Foreign short-term lines of credit	49,250	49,302
Total available funds from credit lines and notes	$243,159	$198,326

Total available funds from credit lines and notes represents the total capacity from credit lines and notes less outstanding borrowings of $315.3 million and $156.9 million as of August 31, 2014 and 2013, respectively, and issued letters of credit of $0.7 million and $1.0 million as of August 31, 2014 and 2013, respectively.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2014 are as follows (in thousands):

Fiscal 2015	$31,748
2016	63,275
2017	12,606
2018	15,091
2019	248,574

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value:

	August 31, 2014				August 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$713	$—	$713	$—	$151	$—	$151	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$557	$—	$557	$—	$1,224	$—	$1,224	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$58,882	$—	$58,882	$—	$63,460	$—	$63,460	$—

Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.

The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $118.0 million and $138.0 million as of August 31, 2014 and 2013, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with credit-worthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2014 and 2013.

Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of August 31, 2014 and 2013, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $56.4 million and $60.0 million, respectively.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2014, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the years presented.

Additionally, the Company remeasures assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events, generally in conjunction with restructuring initiatives. For further discussion on asset impairments, refer to Note 16 of this Form 10-K.

There were no additional significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
U.S.	$(2,426)	$(8,334)	$(4,637)
Foreign	74,758	62,066	71,464
Income from continuing operations before taxes	$72,332	$53,732	$66,827

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Current taxes:
U.S.	$435	$214	$228
Foreign	19,794	23,210	22,927
Total current tax expense (benefit)	20,229	23,424	23,155
Deferred taxes:
U.S.	589	213	16
Foreign	(2,276)	(3,904)	(9,253)
Total deferred tax expense (benefit)	(1,687)	(3,691)	(9,237)
Total income tax expense (benefit)	$18,542	$19,733	$13,918

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 25.7% in 2014, 36.7% in 2013, and 20.8% in 2012 is as follows:

	Year Ended August 31,
	2014		2013		2012
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
U.S. statutory federal income tax rate	$25,316	35.0%	$18,806	35.0%	$23,389	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(13,602)	(18.8)	(9,189)	(17.1)	(11,373)	(17.0)
U.S. and foreign losses with no tax benefit	4,899	6.8	5,826	10.8	1,291	1.9
U.S. restructuring and other U.S. charges with no benefit	3,010	4.2	1,704	3.2	1,029	1.5
Valuation allowance charges	—	—	2,361	4.4	(2,380)	(3.6)
Establishment (resolution) of uncertain tax positions	(121)	(0.2)	(84)	(0.2)	1,718	2.6
Other	(960)	(1.3)	309	0.6	244	0.4
Provision (benefit) for U.S. and foreign income taxes	$18,542	25.7%	$19,733	36.7%	$13,918	20.8%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and (liabilities) consist of the following:

	As of August 31,
	2014	2013
	(In thousands)
Pensions	$20,890	$12,751
Inventory reserves	1,549	1,136
Bad debt reserves	1,337	1,040
Accruals	7,095	4,831
Postretirement benefits other than pensions	6,185	5,293
Depreciation	2,733	2,036
Foreign net operating loss carryforwards	16,417	14,396
Foreign tax credit carryforwards	502	28,111
Alternative minimum tax carryforwards	3,893	4,452
Interest carryforwards	3,214	10,113
Other	17,929	13,898
Gross deferred tax assets	81,744	98,057
Valuation allowance	(21,716)	(23,252)
Total deferred tax assets	60,028	74,805
Depreciation	(19,897)	(17,232)
Intangibles	(25,927)	(25,465)
Unremitted foreign earnings	—	(26,050)
Other	(1,554)	(1,245)
Gross deferred tax liabilities	(47,378)	(69,992)
Net deferred tax assets (liabilities)	$12,650	$4,813

The valuation allowance covers benefits which are not likely to be utilized for foreign tax credit carryforwards and other deferred tax assets primarily in the United States, Brazil and Germany.

As of August 31, 2014, the Company has foreign net operating loss carryforwards of $50.4 million resulting in a deferred tax asset of $16.4 million, primarily from countries with unlimited carryforward periods.

As of August 31, 2014, the Company has domestic state and local net operating loss carryforwards of $33.5 million resulting in a deferred tax asset of $1.3 million offset by a corresponding valuation allowance. These net operating loss carryforwards expire in years 2015 to 2023.

The Company has $3.7 million in foreign tax credit carryforwards that will expire in 2019. The amount of foreign tax credit carryforwards shown in the table above has been reduced by unrealized stock compensation attributes of $3.2 million. During 2014, the Company utilized approximately $27.6 million in foreign tax credit carryforwards primarily related to a large distribution from Europe. In 2013, a deferred tax liability of $25.5 million was recorded for the expected tax impact of this 2014 distribution along with a corresponding reduction in the valuation allowance of $25.5 million against the foreign tax credit carryforwards.

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

The tax effect of temporary differences included in prepaid expenses and other current assets was $8.4 million and $5.7 million at August 31, 2014 and 2013, respectively. Deferred charges included $29.3 million and $22.0 million from the tax effect of temporary differences at August 31, 2014 and 2013, respectively. The tax effect of temporary differences included in other accrued liabilities was $1.2 million and $1.7 million at August, 31, 2014 and 2013, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2014, the Company’s gross unrecognized tax benefits totaled $3.8 million. If recognized $3.0 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2014, the Company had $0.9 million of accrued interest and penalties on unrecognized tax benefits.

The Company's statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, U.S. - from 2011 onward, Belgium - from 2012 onward, other foreign jurisdictions - from 2009 onward.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$4,986	$6,877	$4,716
Decreases related to prior year tax positions	(576)	(1,165)	(390)
Increases related to prior year tax positions	—	11	2,360
Increases related to current year tax positions	512	308	627
Settlements	(38)	(1,077)	—
Lapse of statute of limitations	(1,040)	(228)	4
Foreign currency impact	1	260	(440)
Ending balance	$3,845	$4,986	$6,877

As of August 31, 2014, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $442.6 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

NOTE 8 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans that cover employees primarily in its foreign subsidiaries, and other postretirement benefit plans that primarily include health care and life insurance plans in the U.S. Benefits for the defined benefit pension plans are based primarily on years of service and qualifying compensation during the final years of employment. The measurement date for all plans is August 31.

Postretirement health care and life insurance benefits are provided to certain U.S. employees that have met certain age and length of service requirements while working for the Company. The U.S. postretirement health care and life insurance ("OPEB") plan is closed to new participants.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the plan obligations and assets, the recorded liability and accumulated other comprehensive income (loss) ("AOCI") are as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)
Benefit obligation at beginning of year	$(133,866)	$(124,948)	$(11,372)	$(13,556)
Service cost	(3,795)	(3,838)	(5)	(14)
Interest cost	(5,413)	(4,779)	(491)	(450)
Participant contributions	(228)	(246)	(62)	(105)
Actuarial gains (losses)	(34,191)	448	(1,271)	1,994
Settlement (gains) losses	328	—	—	—
Benefits paid	3,928	3,921	1,010	1,059
Business combinations	(131)	—	—	—
Curtailment gains (losses)	—	—	—	(358)
Contractual termination benefits	—	—	—	—
Plan amendments	(117)	(459)	—	58
Translation adjustment	(498)	(3,965)	—	—
Benefit obligation at end of year	$(173,983)	$(133,866)	$(12,191)	$(11,372)
Fair value of plan assets at beginning of year	$32,417	$30,190	$—	$—
Actual return on assets	6,009	1,043	—	—
Employer contributions	5,073	4,601	948	954
Participant contributions	228	246	62	105
Benefits paid	(3,928)	(3,921)	(1,010)	(1,059)
Translation adjustment	1,105	258	—	—
Fair value of plan assets at end of year	$40,904	$32,417	$—	$—
Underfunded	$(133,079)	$(101,449)	$(12,191)	$(11,372)
Classification of net amount recognized:
Accrued payroll, taxes and related benefits	$(3,130)	$(2,850)	$(880)	$(880)
Long-term liabilities	(129,949)	(98,599)	(11,311)	(10,492)
Net amount recognized	$(133,079)	$(101,449)	$(12,191)	$(11,372)
Amounts recognized in AOCI:
Net actuarial (gain) loss	$57,632	$29,434	$(79)	$(1,368)
Net prior service cost (credit)	430	323	(1,982)	(2,523)
Net amount recognized in AOCI	$58,062	$29,757	$(2,061)	$(3,891)
Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$30,002	$(101)	$1,271	$(1,994)
Prior service cost (credit)	117	459	—	(58)
Amortization of net actuarial loss	(1,373)	(1,438)	18	—
Amortization of prior service (cost) credit	(24)	(505)	541	540
Settlement/curtailment gains (losses)	(214)	—	—	25
Translation adjustment	(203)	853	—	—
Total change in AOCI	$28,305	$(732)	$1,830	$(1,487)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended August 31,			Year Ended August 31,
	2014	2013	2012	2014	2013	2012
	(In thousands)
Service cost	$3,795	$3,838	$2,759	$5	$14	$28
Interest cost	5,413	4,779	5,099	491	450	607
Expected return on plan assets	(1,819)	(1,485)	(1,298)	—	—	—
Amortization of prior service cost (credit)	24	505	48	(541)	(540)	(731)
Recognized losses due to plan settlements	214	—	—	—	—	—
Contractual termination benefits	—	—	79	—	—	—
Recognized (gains) losses due to plan curtailments	—	—	(310)	—	333	—
Recognized net actuarial loss	1,373	1,438	468	(18)	—	171
Total net periodic benefit cost	$9,000	$9,075	$6,845	$(63)	$257	$75

Amounts expected to be amortized from AOCI and included in total net periodic benefit cost during the year ended August 31, 2015, are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Net actuarial loss (gain)	$3,225	$—
Prior service cost (credit)	38	(541)
Total	$3,263	$(541)

Selected information regarding the Company’s pension and OPEB plans is as follows:

	As of August 31,
	2014	2013
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$154,788	$119,761
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$173,983	$133,806
Accumulated benefit obligation	$154,788	$119,717
Fair value of plan assets	$40,904	$32,353
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$—	$60
Accumulated benefit obligation	$—	$44
Fair value of plan assets	$—	$64

OPEB Plan:
Accumulated benefit obligation	$12,191	$11,372
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$12,191	$11,372
Accumulated benefit obligation	$12,191	$11,372
Fair value of plan assets	$—	$—

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The underfunded position of the pension plans is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2014, the Company’s German and United Kingdom pension plans are underfunded by $120.0 million. In Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31 :	2014	2013	2012
Discount rate on pension plans	2.8%	4.0%	3.8%
Discount rate on other postretirement obligation	3.8%	4.5%	3.5%
Rate of compensation increase	2.4%	2.4%	2.2%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions for the year ended August 31 :	2014	2013	2012
Discount rate on pension plans	4.0%	3.8%	4.9%
Discount rate on other postretirement obligation	4.5%	3.5%	4.5%
Return on pension plan assets	5.2%	5.1%	6.4%
Rate of compensation increase	2.4%	2.2%	2.5%
Projected health care cost trend rate	7.5%	8.0%	8.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2019	2019	2019

The Company, in consultation with its actuaries, annually, or as needed for interim remeasurements, reviews and selects the discount rates to be used in connection with its defined benefit pension plans. The discount rates used by the Company are based on the yields of various corporate bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. For countries in which there are no deep corporate bond markets, discount rates used by the Company are based on yields of various government bond indices with varying maturity dates. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year.

The Company, in consultation with its actuaries, annually, or as needed for interim remeasurements, reviews and selects the discount rate to be used in connection with its postretirement obligation. When selecting the discount rate the Company uses a model that considers the demographics of the participants and the resulting expected benefit payment stream over the participants’ lifetime.

For fiscal 2015, the Company, in consultation with its actuaries, has selected a weighted-average discount rate of 2.8%, expected long-term return on plan assets of 4.7% and rate of compensation increase of 2.4% for its defined benefit pension plans. For its postretirement benefit plan, the Company, in consultation with its actuaries, has selected a discount rate of 3.8% for fiscal 2015.

Assumed health care cost trend rates have a significant effect on the amounts reported for the OPEB plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2014:

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$48	$(41)
Effect on accumulated postretirement benefit obligation	$1,209	$(1,045)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan weighted-average asset allocation and target allocation, by asset category are as follows:

	Plan Assets		Target Allocation
	As of August 31,		As of August 31,
Asset Category	2014	2013	2014	2013
Equity securities	27%	25%	22%	23%
Debt securities	24%	15%	12%	13%
Fixed insurance contracts	45%	39%	58%	31%
Cash	4%	21%	8%	33%
Total	100%	100%	100%	100%

The Company’s principal objective is to ensure that sufficient funds are available to provide benefits as and when required under the terms of the plans. The Company utilizes investments that provide benefits and maximizes the long-term investment performance of the plans without taking on undue risk while complying with various legal funding requirements. The Company, through its investment advisors, has developed detailed asset and liability models to aid in implementing optimal asset allocation strategies. The equity securities are invested in equity indexed funds, which minimizes concentration risk while offering market returns. The debt securities are invested in a long-term bond indexed fund which provides a stable low risk return. The fixed insurance contracts allow the Company to closely match a portion of the liability to the expected payout of benefit with little risk. The Company, in consultation with its actuaries, analyzes current market trends, the current plan performance and expected market performance of both the equity and bond markets to arrive at the expected return on each asset category over the long term. The Company’s plan assets which are invested in equity and debt securities are valued utilizing Level 1 and Level 2 inputs. In consultation with the Company's actuaries, plan assets invested in fixed insurance contracts are valued utilizing Level 3 inputs primarily based on the present value of discounted future cash flows taking into account the estimated future benefits of a profit sharing arrangement with an insurance company. The Company believes there is not a significant concentration of risk within its plan assets. During fiscal 2014, the Company determined that Level 2 was a more appropriate classification for $10.3 million of certain securities which were previously classified as Level 1. Accordingly, we have revised the presentation in the asset level table below to correct the 2013 classification.

The fair values of the Company’s pension plan assets, all of which are for foreign plans, are as follows:

	As of August 31, 2014				As of August 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities	$11,081	$6,607	$4,474	$—	$8,080	$1,328	$6,752	$—
Debt securities	9,646	1,563	8,083	—	5,007	1,457	3,550	—
Fixed insurance contracts	18,399	—	—	18,399	12,435	—	—	12,435
Cash	1,611	1,611	—	—	6,822	6,822	—	—
Other	167	—	—	167	73	—	—	73
Total	$40,904	$9,781	$12,557	$18,566	$32,417	$9,607	$10,302	$12,508

The change in fair value of the Company’s pension plan assets classified as Level 3, all of which are for foreign plans, is as follows:

	2014	2013
	(In thousands)
Balance, beginning of fiscal year	$12,508	$12,013
Actual return on plan assets	5,466	(533)
Purchases, sales, issuances, and settlements, net	711	440
Foreign currency translation	(119)	588
Balance, end of fiscal year	$18,566	$12,508

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $5.6 million for its pension obligations and $0.9 million to its other postretirement plan in 2015. The benefit payments, which reflect expected future service, are as follows:

Year Ended August 31,	Pension Benefits	OPEB Benefits
	(In thousands)
2015	$4,263	$890
2016	4,335	859
2017	5,214	860
2018	4,837	839
2019	5,244	858
Years 2020 — 2024	29,849	4,001

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was $3.0 million, $2.7 million and $3.3 million in 2014, 2013 and 2012, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits(2)		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, August 31, 2012	$13,383		$(19,304)		$(5,921)
Other comprehensive income (loss) before reclassifications, net of tax of $21	4,174		862		5,036
Amounts reclassified to earnings, net of tax of $34	—		1,412		1,412
Net current period other comprehensive income (loss)	4,174		2,274		6,448
Less: comprehensive income (loss) attributable to noncontrolling interests	(155)		—		(155)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	4,329		2,274		6,603
Balance, August 31, 2013	17,712		(17,030)		682
Other comprehensive income (loss) before reclassifications, net of tax of $8,718	5,872		(23,043)		(17,171)
Amounts reclassified to earnings, net of tax of ($456)	(885)	(3)	596	(4)	(289)
Net current period other comprehensive income (loss)	4,987		(22,447)		(17,460)
Less: comprehensive income (loss) attributable to noncontrolling interests	(87)		—		(87)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	5,074		(22,447)		(17,373)
Balance, August 31, 2014	$22,786		$(39,477)		$(16,691)

(1) All amounts presented are net of tax. All tax amounts are related to pension and other retiree benefits.
(2) Reclassified from accumulated other comprehensive income into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 8 of this Form 10-K for further details.
(3) Reclassified from accumulated other comprehensive income into income (loss) from discontinued operations on the consolidated statements of operations on the sale of the rotational compounding business in Australia. Refer to Note 19 of this Form 10-K for further details.
(4) Represents amortization of net actuarial loss and prior service costs, including settlement charges of $214.

NOTE 10 — SHARE-BASED INCENTIVE COMPENSATION PLANS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of various stock-based incentive compensation awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creation Rewards Plan (“2010 Rewards Plan”) which also provides for similar grants. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and the vesting of awards under these plans. As of August 31, 2014, there were 524,749 shares and 22,949 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan and the 2010 Rewards Plan, respectively. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, certain of these awards have market or performance vesting conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of time-based and performance-based restricted stock awards:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2013	133,359	1,081,585	$25.20	$20.41
Granted	42,138	315,941	$34.42	$34.42
Vested	(19,405)	(30,366)	$21.63	$11.62
Forfeited	—	(265,723)	$—	$15.21
Outstanding at August 31, 2014	156,092	1,101,437	$28.14	$25.93

Time-based awards are valued at the fair market value on the date of grant, have voting rights and earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the years ended August 31, 2014, 2013 and 2012 were $34.42, $29.18 and $22.64, respectively.

Performance-based awards vest based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2014 are 485,065 performance-based awards, which earn dividends throughout the vesting period, and the remaining performance-based awards which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance-based awards.

The performance-based awards in the table above include 441,282 shares which vest based on market conditions and are valued based upon a Monte Carlo valuation model. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria is considered when calculating the estimated fair market value using a Monte Carlo valuation model. Such awards granted prior to fiscal 2013 are accounted for as equity awards with market conditions given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards granted in fiscal 2013 and 2014 provide recipients an option to receive cash or shares of common stock upon vesting. As such, the fiscal 2013 and 2014 awards are accounted for as liability awards with a market condition, and the Company remeasures these awards at fair value on a quarterly basis over the service period. Expense for these awards is recognized only to the extent the market conditions are achieved and the awards ultimately vest.

The fair values of the performance-based awards with market conditions were estimated using a Monte Carlo valuation model using the following assumptions:

	2014(a)	2013(a)	2012(b)
Dividend yield	—%	—%	3.00%
Expected volatility	31.00%	35.00%	43.00%
Risk-free interest rate	1.03%	0.77%	0.42%
Correlation	53.00%	56.00%	61.00%
(a) Assumptions as of August 31 for the respective years related to liability classified awards
(b) Weighted average grant date assumptions related to equity classified awards

The fair value of the remaining 660,155 performance-based awards in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") in relation to an internal targeted ROIC over a three-year period.

The weighted-average grant date fair value of the performance-based awards granted in fiscal 2014, 2013 and 2012 were $34.42, $29.08 and $17.71 per share, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2013	19,002	$19.13
Exercised	(12,167)	$19.06
Forfeited and expired	(1,834)	$19.16
Outstanding at August 31, 2014	5,001	$19.29
Exercisable at August 31, 2014	5,001	$19.29

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of August 31, 2014 was $0.1 million with a remaining term for options outstanding and exercisable of 1 year. The total intrinsic value of options exercised for the years ended August 31, 2014, 2013, and 2012 was $0.2 million, $0.6 million and $0.4 million, respectively. All outstanding and exercisable stock options are fully vested as of August 31, 2014. The Company did not grant stock options in fiscal years 2014, 2013 or 2012.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to nonvested stock-based compensation arrangements as of August 31, 2014 was $11.6 million. This cost is expected to be recognized over a weighted-average period of 1.3 years.

The Company made no cash payments for cash-settled restricted stock units and cash-based awards during fiscal 2014. During fiscal 2013 and 2012, the Company made payments of $0.2 million and $0.3 million for cash-settled restricted stock units and cash-based awards, respectively.

During fiscal 2014 and 2013, the Company granted non-employee directors 23,150 shares and 27,860 shares of unrestricted common stock, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2014, 2013 and 2012. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Time-based and performance-based restricted stock awards	$7,105	$2,454	$3,813
Board of Directors unrestricted awards	797	850	845
Total share-based incentive compensation	$7,902	$3,304	$4,658

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents are exercised as well as the impact of restricted stock awards expected to vest, which combined would then share in the earnings of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and vesting of restricted stock awards, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Weighted-average shares outstanding:
Basic	29,061	29,260	29,389
Incremental shares from equity awards	301	77	160
Diluted	29,362	29,337	29,549

During fiscal year 2014, there were no anti-dilutive shares related to share-based incentive compensation plans that were excluded from diluted weighted-average shares outstanding. In fiscal years 2013 and 2012, there were 21,000, and 36,000, respectively, of equivalent shares related to share-based incentive compensation plans that were excluded from diluted weighted-average shares outstanding because inclusion of these shares would have been anti-dilutive.

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance. As of August 31, 2014, no shares of special stock were issued and outstanding.

NOTE 12 — LEASES

The Company leases certain equipment, buildings, vehicles and computer equipment. Total rental expense was $16.6 million in 2014, $12.7 million in 2013 and $10.4 million in 2012. The approximate future minimum rental commitments for non-cancelable operating leases, excluding obligations for taxes and insurance, are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2015	$11,378
2016	7,862
2017	6,217
2018	4,501
2019	3,627
2020 and thereafter	18,227
Total minimum rental commitments	$51,812

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes net sales to unaffiliated customers by segment:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
EMEA	$1,577,867	$1,405,882	$1,403,151
Americas	673,363	600,824	558,910
APAC	195,768	126,696	119,211
Total net sales to unaffiliated customers	$2,446,998	$2,133,402	$2,081,272

Below the Company presents gross profit by segment:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
EMEA	$206,268	$179,242	$175,669
Americas	99,517	81,315	84,282
APAC	26,767	22,345	19,969
Total segment gross profit	332,552	282,902	279,920
Inventory step-up	(1,468)	(138)	(677)
Accelerated depreciation and restructuring related costs	(1,076)	(1,585)	—
Total gross profit	$330,008	$281,179	$279,243

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
EMEA	$80,690	$67,320	$71,849
Americas	38,806	28,351	28,872
APAC	12,527	12,108	10,908
Total segment operating income	132,023	107,779	111,629
Corporate	(32,170)	(24,926)	(23,786)
Costs related to acquisitions	(6,021)	(2,661)	(1,425)
Restructuring and related costs	(9,618)	(13,687)	(9,256)
Accelerated depreciation	(107)	(1,058)	—
Asset impairment	(104)	(1,873)	(3,392)
Curtailment and settlement gains (losses)	(214)	(333)	310
Inventory step-up	(1,468)	(138)	(677)
Operating income	82,321	63,103	73,403
Interest expense, net	(8,217)	(7,162)	(7,675)
Foreign currency transaction gains (losses)	(2,206)	(2,426)	(243)
Other income (expense), net	434	217	1,342
Income from continuing operations before taxes	$72,332	$53,732	$66,827

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes identifiable assets by segment:

	As of August 31,
	2014	2013	2012
	(In thousands)
Identifiable assets:
EMEA	$809,670	$735,684	$677,066
Americas	569,235	413,438	426,963
APAC	133,579	89,220	89,738
Total identifiable assets	$1,512,484	$1,238,342	$1,193,767

The following tables summarize depreciation and amortization and capital expenditures by segment:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Depreciation and amortization expense:
EMEA	$21,832	$18,072	$17,534
Americas	20,650	19,481	17,531
APAC	5,422	3,898	3,719
Total depreciation and amortization expense	$47,904	$41,451	$38,784
Capital expenditures:
EMEA	$13,199	$9,157	$11,383
Americas	16,615	15,038	17,725
APAC	5,275	2,373	4,895
Total capital expenditures	$35,089	$26,568	$34,003

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
Net sales:
United States	$457,225	$383,964	$358,376
Germany	548,454	536,833	571,876
France	238,029	221,521	196,103
Other international	1,203,290	991,084	954,917
Total net sales	$2,446,998	$2,133,402	$2,081,272

	As of August 31,
	2014	2013	2012
	(In thousands)
Long lived assets:
United States	$95,349	$70,197	$76,699
Germany	22,716	23,316	23,020
France	22,758	21,854	22,832
Other international	113,098	95,154	103,325
Total long lived assets	$253,921	$210,521	$225,876

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2014		2013		2012
	(In thousands, except for %’s)
Custom performance colors	$174,007	7%	$150,890	7%	$125,595	6%
Masterbatch solutions	805,798	33	781,770	37	750,531	36
Engineered plastics	745,493	31	534,777	25	547,090	26
Specialty powders	350,510	14	308,619	14	314,965	16
Distribution services	371,190	15	357,346	17	343,091	16
Total consolidated net sales	$2,446,998	100%	$2,133,402	100%	$2,081,272	100%

Fiscal 2013 includes a reclassification of revenue between product families to better reflect the way the businesses are managed.

NOTE 14 — RESEARCH AND DEVELOPMENT

Research and development expenditures were $16.9 million, $8.7 million and $6.1 million in fiscal years 2014, 2013 and 2012, respectively. The increase in research and development expense in fiscal 2014 is further evidence of the Company's commitment to innovation and belief that research and development is important to our organic growth strategy.

NOTE 15 — RESTRUCTURING

Fiscal 2015 Restructuring Plans

EMEA Reorganization Plan

In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company plans to reduce headcount in EMEA by approximately 40, with the majority of reductions expected to occur during the first half of fiscal 2015. The Company expects to record pretax employee-related and other restructuring costs of approximately $10 million, primarily in the first half of fiscal 2015. There were no charges recorded during fiscal 2014 related to this plan.

Fiscal 2013 Restructuring Plans

Americas Reorganization Plan

In the fourth quarter of fiscal 2013, the Company conducted restructuring activities primarily in Mexico and Grand Junction, Tennessee to better align capacity with demand. As part of this restructuring, the Company reduced headcount in the Americas by approximately 85, of which the majority of reductions occurred during fiscal 2013. The Company recorded $0.7 million and $1.5 million of pretax employee-related restructuring costs during fiscal 2014 and 2013, respectively. As of August 31, 2014, the Company expects no further charges and has no remaining accrual related to this plan as it is considered complete.

Brazil Consolidation Plan

During fiscal 2013, the Company initiated restructuring activities to consolidate two of its three existing leased manufacturing facilities in Brazil. In fiscal 2014, manufacturing activities at two facilities in the State of Sao Paulo, Brazil were relocated to a new facility. The Company offered eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in fiscal 2013, partially offset by the addition of approximately 35 associates at the Company's new manufacturing facility, including associate transfers and new hires. The Company recorded $3.1 million and $1.6 million of pretax employee-related and other restructuring costs during fiscal 2014 and 2013, respectively. Additionally, the Company recorded $0.1 million and $0.7 million of accelerated depreciation included in cost of sales during fiscal 2014 and 2013, respectively. As of August 31, 2014, the Company has a balance of $0.1 million related to this plan and expects to recognize minimal additional pretax employee-related and other cash charges during fiscal 2015. Cash payments associated with this plan are expected to occur through fiscal 2015 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMEA Reorganization Plan

In fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and customer needs in the challenging economic environment in Europe. As part of this restructuring, the EMEA regional team reduced headcount by approximately 45, of which the majority of the reductions occurred in fiscal 2013. The Company recorded $0.6 million and $6.4 million of pretax employee-related restructuring costs during fiscal 2014 and 2013, respectively. As of August 31, 2014, the Company has a balance of $0.3 million accrued for employee-related costs related to this plan. The Company expects to recognize minimal additional pretax employee-related cash charges during fiscal 2015. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.

Bellevue, Ohio Facility Plan

In the first quarter of fiscal 2013, the Company sold its Bellevue, Ohio facility to continue its focus on higher-value technical products. As part of this sale, the Company recorded minimal charges related to this plan during fiscal 2014 and $0.3 million of pretax employee-related costs and other restructuring expenses in fiscal 2013. Additionally, the Company recorded $0.4 million of accelerated depreciation associated with this plan during fiscal 2013. The Company expects no further charges and has no remaining accrual as of August 31, 2014 related to this plan as it is considered complete.

Fiscal 2012 Restructuring Plans

Masterbatch Reorganization Plan

Effective September 1, 2012 the masterbatch product family was split into two separate product families, Custom Performance Colors and Masterbatch Solutions. As a result, the Company reduced headcount in the EMEA and APAC segments in the fourth quarter of fiscal 2012. The Company recorded $0.4 million in fiscal 2014, minimal charges related to this plan during fiscal 2013 and $2.3 million of pretax employee-related restructuring costs in fiscal 2012, of which the majority was related to the EMEA segment. As of August 31, 2014, the Company has a balance of $1.2 million accrued related to the EMEA segment for employee-related costs and expects minimal charges related to this plan to be recognized in fiscal 2015. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.

EMEA Operations and Back-Office Plan

In November 2011, the Company initiated a restructuring plan of EMEA’s operations and back-office functions to better leverage savings from its Shared Service Center located in Belgium. As part of this plan, the Company reduced headcount in EMEA by approximately 50, and the majority of the reductions occurred in the first and second quarters of fiscal 2012. The Company recorded minimal charges during fiscal 2014 and $0.3 million and $4.7 million of pretax employee-related restructuring expense during fiscal 2013 and 2012, respectively. As of August 31, 2014, the Company has a balance of $0.1 million accrued for employee-related costs related to this plan and expects minimal employee-related charges during fiscal 2015. Cash payments associated with this plan are expected to occur through fiscal 2015 as the plan is completed.

Fiscal 2011 Restructuring Plans

During fiscal 2012, the Company recognized charges of $1.6 million and $0.5 million related to the Americas Engineered Plastics and Italy plans, respectively, which are considered complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2012	3,524	381	(539)	3,366
Fiscal 2013 charges	8,669	1,831	—	10,500
Fiscal 2013 payments	(6,747)	(1,812)	—	(8,559)
Translation	—	—	42	42
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,223	2,660	—	4,883
Fiscal 2014 payments	(5,924)	(2,689)	—	(8,613)
Translation	—	—	193	193
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2014	2013	2012
	(In thousands)
EMEA	$1,000	$6,704	$7,531
Americas	3,807	3,616	1,603
APAC	76	180	122
Total	$4,883	$10,500	$9,256

NOTE 16 — ASSET IMPAIRMENTS

The Company recorded $0.1 million, $1.9 million and $3.4 million in pretax asset impairment charges during the years ended August 31, 2014, 2013 and 2012, respectively.

During fiscal 2014 and 2013, the Company recorded asset impairment charges of $0.1 million and $0.5 million, respectively, related to a reduction in the carrying value of one of the Company’s facilities in Oyonnax, France, which was held for sale as of August 31, 2014 and 2013. The impairment charges were determined based on the estimated sales value of the facility less the estimated costs to sell utilizing information provided by a third-party real estate valuation source using the market approach. During early fiscal 2015, the Company sold this facility to a third-party for $0.6 million, which approximated its carrying value.

During fiscal 2013 and 2012, the Company recorded asset impairment charges of $1.4 million and $2.7 million related to a reduction in the carrying value of the Company's facility in Verolanuova, Italy using comparable prices for similar facilities provided by a third-party real estate valuation source using the market approach. During fiscal 2014, the Company sold this facility to a third-party for $1.5 million, which approximated its carrying value.

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

See Note 19 of this Form 10-K for further discussion on impairment charges included in discontinued operations.

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

NOTE 18 — SHARE REPURCHASE PROGRAM

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. During fiscal 2014, the Company did not repurchase any shares of common stock under the Program, which may be modified, suspended or terminated by the Company at any time. The Program replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

NOTE 19 — DISCONTINUED OPERATIONS

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

The following summarizes select financial information included in net earnings from discontinued operations:

	Year ended August 31,
	2014	2013	2012
	(In thousands)
Net sales	$1,372	$30,009	$25,482
Income (loss) from discontinued operations, net of tax	$3,202	$(6,671)	$(860)

During fiscal 2014, the Company recorded a gain on the sale of assets of $3.4 million. The results for fiscal 2013 include an impairment charge of $4.0 million which represented the difference between the estimated fair market value and the carrying value of the net assets. The estimated fair value was determined based on expected sale price. Income taxes were minimal for all periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov 30, 2013	Feb 28, 2014	May 31, 2014	Aug 31, 2014	Aug 31, 2014
	Unaudited
	(In thousands, except per share data)
Net sales	$585,397	$588,508	$645,735	$627,358	$2,446,998
Gross profit	$79,108	$74,299	$91,964	$84,637	$330,008
Income (loss) from continuing operations	$12,631	$6,648	$19,347	$15,164	$53,790
Income (loss) from discontinued operations, net of tax	2,655	347	(23)	223	3,202
Net income (loss)	15,286	6,995	19,324	15,387	56,992
Noncontrolling interests	(215)	(136)	(233)	(215)	(799)
Net income (loss) attributable to A. Schulman, Inc.	$15,071	$6,859	$19,091	$15,172	$56,193

Basic earnings per share attributable to A. Schulman, Inc.(a)
Income (loss) from continuing operations	$0.43	$0.23	$0.66	$0.51	$1.82
Income (loss) from discontinued operations	0.09	0.01	—	0.01	0.11
Net income attributable to A. Schulman, Inc.	$0.52	$0.24	$0.66	$0.52	$1.93

Diluted earnings per share attributable to A. Schulman, Inc.(a)
Income (loss) from continuing operations	$0.43	$0.22	$0.65	$0.51	$1.80
Income (loss) from discontinued operations	0.09	0.01	—	0.01	0.11
Net income (loss) attributable to A. Schulman, Inc.	$0.52	$0.23	$0.65	$0.52	$1.91

Certain items included in income from continuing operations, net of tax are as follows:
Asset write-downs(b)	$107	$70	$—	$—	$177
Costs related to acquisitions(c)	546	1,822	872	2,635	5,875
Restructuring and related costs(d)	3,340	2,513	1,840	1,463	9,156
Inventory step-up(e)	319	782	—	323	1,424
Tax charges (benefits)	—	(426)	—	110	(316)
Total	$4,312	$4,761	$2,712	$4,531	$16,316

(a)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(b)	Asset write-downs include charges primarily related to the write-down of the facility in Oyonnax, France. Refer to Note 16 of this Form 10-K for further discussion.

(c)
Costs related to acquisitions include professional, legal and other expenses associated with the Perrite Group, Network Polymers, Inc., Prime Colorants and the Specialty Plastics acquisitions, along with other potential acquisitions.

(d)
Restructuring and related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs and charges related to the reorganization of the legal entity structure. Refer to Note 15 of this Form 10-K for further discussion.

(e)	Inventory step-up relates to the fiscal 2014 acquisitions noted above.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended				Year Ended
	Nov 30, 2012	Feb 28, 2013	May 31, 2013	Aug 31, 2013	Aug 31, 2013
	Unaudited
	(In thousands, except per share data)
Net sales	$532,085	$515,440	$548,589	$537,288	$2,133,402
Gross profit	$71,667	$63,199	$74,044	$72,269	$281,179
Income (loss) from continuing operations	$12,142	$12,306	$10,313	$(762)	$33,999
Income (loss) from discontinued operations, net of tax	3	(282)	(4,821)	(1,571)	(6,671)
Net income (loss)	12,145	12,024	5,492	(2,333)	27,328
Noncontrolling interests	(366)	(239)	(275)	(349)	(1,229)
Net income (loss) attributable to A. Schulman, Inc.	$11,779	$11,785	$5,217	$(2,682)	$26,099

Basic earnings per share attributable to A. Schulman, Inc.(f)
Income (loss) from continuing operations	$0.40	$0.41	$0.34	$(0.04)	$1.12
Income (loss) from discontinued operations	—	(0.01)	(0.16)	(0.05)	(0.23)
Net income attributable to A. Schulman, Inc.	$0.40	$0.40	$0.18	$(0.09)	$0.89

Diluted earnings per share attributable to A. Schulman, Inc.(f)
Income (loss) from continuing operations	$0.40	$0.41	$0.34	$(0.04)	$1.12
Income (loss) from discontinued operations	—	(0.01)	(0.16)	(0.05)	(0.23)
Net income attributable to A. Schulman, Inc.	$0.40	$0.40	$0.18	$(0.09)	$0.89

Certain items included in income from continuing operations, net of tax are as follows:
Asset write-downs(g)	$628	$404	$1,386	$365	$2,783
Costs related to acquisitions(h)	313	596	890	736	2,535
Restructuring and related costs(i)	1,762	1,320	2,472	5,577	11,131
Inventory step-up(j)	138	—	—	—	138
Tax charges (benefits)(k)	—	(6,160)	(17)	10,595	4,418
Total	$2,841	$(3,840)	$4,731	$17,273	$21,005

(f)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

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

(i)
Restructuring and related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs and charges related to the reorganization of the legal entity structure. Refer to Note 15 of this Form 10-K for further discussion.

(j)	Inventory step-up relates to the ECM acquisition.

(k)	Tax charges (benefits) include the effect of the adjustment to the German and Brazilian valuation allowances in fiscal 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. During fiscal 2014, the Company acquired the Perrite Group, Network Polymers, Inc., Prime Colorants and the specialty plastics business of Ferro Corporation. The scope of the Company's assessment of the effectiveness of internal control over financial reporting did not include these fiscal 2014 acquisitions. The total assets for the Perrite Group, Network Polymers, Inc., Prime Colorants and the specialty plastics business of Ferro Corporation represent 6.5%, 3.2%, 1.2%, and 7.4% respectively, of the related consolidated financial statement amounts as of August 31, 2014. The total revenue for the Perrite Group, Network Polymers, Inc., Prime Colorants and the specialty plastics business of Ferro Corporation represent 5.8%, 1.9%, 0.3%, and 1.0% respectively, of the related consolidated financial statement amounts for the year ended August 31, 2014.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2014.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2014 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of the Perrite Group, Network Polymers, Inc., Prime Colorants and the specialty plastics business of Ferro Corporation, which were all acquired during fiscal year 2014. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of the acquisition.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company
The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 12, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal One — Election of Directors” in the Company’s definitive proxy statement relating to the 2014 Annual Meeting to be filed with the Commission (the “2014 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement.
Code of Conduct
The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2014 Proxy Statement.
Procedures for Recommending Directors Nominees
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in the Company’s 2014 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive proxy materials for the 2013 Annual Meeting of Stockholders held on December 12, 2013.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2014 Proxy Statement.
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2014 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the Company’s 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2014 Proxy Statement.
The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2014 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2014 Proxy Statement.

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

2.2
Agreement, dated June 3, 2014, by and among the Company and its wholly-owned subsidiary, A. Schulman Castellon, S.L.U., and Ferro Corporation and its wholly-owned subsidiary, Ferro Spain, S.A. (filed herewith)

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009).

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

10.10*	Non-Employee Directors’ Compensation (filed herewith)
10.11*	The Company’s 2014 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2013).
10.12*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).
10.13*
Form of 2012 Time-Based Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.14*
Form of 2012 Time-Based Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.15*
Form of 2012 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.16*
Form of 2012 Performance Share Award Agreement (ROIC) for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.17*
Form of 2012 Performance Share Award Agreement (TSR) for Employees (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.18*
Form of 2012 Performance Unit Award Agreement (ROIC) for Foreign Employees (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.19*
Form of 2012 Performance Unit Award Agreement (TSR) for Foreign Employees (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012).

10.20*
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated November 23, 2011 (Registration No. 333-178159)).

10.21*
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, dated May 19, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).

10.22*	Form of A. Schulman, Inc. Change-in-Control Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2011).
10.23*
Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, dated June 10, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2011).

10.24
Joint Venture Agreement between A. Schulman, Inc. and National Petrochemical Industrial Company of Jeddah, Saudi Arabia dated June 9, 2012 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

10.25*
Form of 2013 Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.26*
Notice of 2013 Restricted Stock Unit Award for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.27*	Form of 2013 Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).
10.28*	Notice of 2013 Restricted Stock Award for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).
10.29*
Form of 2013 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.30
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

10.31*
Form of 2014 Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.32*
Form of Notice of 2014 Restricted Stock Unit Awards for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.33*	Form of 2014 Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).
10.34*	Form of Notice of 2014 Restricted Stock Award for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.35*
Form of Notice of 2014 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

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
See subparagraph (a)(2) above

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule F-1

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Other	Translation adjustment	Balance at close of period
	(In thousands)
Valuation allowance — deferred tax assets
Year Ended August 31, 2014	$23,252	$(1,536)	$—	$—	$—	$21,716
Year Ended August 31, 2013	$50,478	$(27,226)	$—	$—	$—	$23,252
Year Ended August 31, 2012	$60,578	$(10,100)	$—	$—	$—	$50,478

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

A. SCHULMAN, INC.
		By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski, Vice President, Chief Financial Officer (Signing as the Principal Financial Officer of Registrant)

Date:	October 22, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo	Chairman, President and Chief Executive Officer (Director and Principal Executive Officer)	October 22, 2014
Joseph M. Gingo

/s/ Joseph J. Levanduski	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 22, 2014
Joseph J. Levanduski

/s/ Eugene R. Allspach*	Director	October 22, 2014
Eugene R. Allspach

/s/ Gregory T. Barmore*	Director	October 22, 2014
Gregory T. Barmore

/s/ David G. Birney*	Director	October 22, 2014
David G. Birney

/s/ Howard R. Curd*	Director	October 22, 2014
Howard R. Curd

/s/ Michael A. McManus, Jr.*	Director	October 22, 2014
Michael A. McManus, Jr.

/s/ Lee D. Meyer*	Director	October 22, 2014
Lee D. Meyer

/s/ James A. Mitarotonda*	Director	October 22, 2014
James A. Mitarotonda

/s/ Ernest J. Novak, Jr.*	Director	October 22, 2014
Ernest J. Novak, Jr.

/s/ Dr. Irvin D. Reid*	Director	October 22, 2014
Dr. Irvin D. Reid

/s/ John B. Yasinsky*	Director	October 22, 2014
John B. Yasinsky

*
The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo Attorney-in-Fact
October 22, 2014