Form 10-Q
period 2014-11-30
SCHULMAN A INC
filed 2015-01-06
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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
Number of shares of common stock, $1.00 par value, outstanding as of December 30, 2014 – 29,104,817

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4	Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 5	Other Information	27
Item 6	Exhibits	28
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended November 30,
	2014	2013
	Unaudited (In thousands, except per share data)
Net sales	$615,053	$585,397
Cost of sales	528,209	506,289
Selling, general and administrative expenses	60,547	57,398
Restructuring expense	5,219	1,778
Operating income	21,078	19,932
Interest expense	2,359	2,191
Interest income	(95)	(62)
Foreign currency transaction (gains) losses	1,099	682
Other (income) expense, net	(159)	(78)
Income from continuing operations before taxes	17,874	17,199
Provision (benefit) for U.S. and foreign income taxes	4,486	4,568
Income from continuing operations	13,388	12,631
Income (loss) from discontinued operations, net of tax	(10)	2,655
Net income	13,378	15,286
Noncontrolling interests	(220)	(215)
Net income attributable to A. Schulman, Inc.	$13,158	$15,071

Weighted-average number of shares outstanding:
Basic	29,017	29,017
Diluted	29,468	29,205

Basic earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.45	$0.43
Income (loss) from discontinued operations	—	0.09
Net income attributable to A. Schulman, Inc.	$0.45	$0.52

Diluted earnings per share attributable to A. Schulman, Inc.
Income from continuing operations	$0.45	$0.43
Income (loss) from discontinued operations	—	0.09
Net income attributable to A. Schulman, Inc.	$0.45	$0.52

Cash dividends per common share	$0.205	$0.200

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended November 30,
	2014	2013
	Unaudited (In thousands)
Net income	$13,378	$15,286
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(25,615)	11,868
Defined benefit retirement plans, net of tax	336	119
Other comprehensive income (loss)	(25,279)	11,987
Comprehensive income (loss)	(11,901)	27,273
Less: comprehensive income (loss) attributable to noncontrolling interests	196	185
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(12,097)	$27,088

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	August 31, 2014
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$132,109	$135,493
Accounts receivable, less allowance for doubtful accounts of $10,674 at November 30, 2014 and $10,844 at August 31, 2014	376,486	384,444
Inventories	296,539	292,141
Prepaid expenses and other current assets	47,591	40,473
Total current assets	852,725	852,551
Property, plant and equipment, at cost:
Land and improvements	27,155	28,439
Buildings and leasehold improvements	154,656	160,858
Machinery and equipment	394,884	398,563
Furniture and fixtures	39,785	41,255
Construction in progress	17,676	16,718
Gross property, plant and equipment	634,156	645,833
Accumulated depreciation	384,143	391,912
Net property, plant and equipment	250,013	253,921
Deferred charges and other noncurrent assets	63,376	65,079
Goodwill	198,649	202,299
Intangible assets, net	131,488	138,634
Total assets	$1,496,251	$1,512,484
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314,315	$314,957
U.S. and foreign income taxes payable	6,075	6,385
Accrued payroll, taxes and related benefits	47,661	54,199
Other accrued liabilities	52,270	46,054
Short-term debt	32,012	31,748
Total current liabilities	452,333	453,343
Long-term debt	353,262	339,546
Pension plans	123,923	129,949
Deferred income taxes	23,222	23,826
Other long-term liabilities	28,704	29,369
Total liabilities	981,444	976,033
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,186 shares at November 30, 2014 and 48,185 shares at August 31, 2014	48,186	48,185
Additional paid-in capital	269,818	268,545
Accumulated other comprehensive income (loss)	(41,946)	(16,691)
Retained earnings	614,094	606,898
Treasury stock, at cost, 19,081 shares at November 30, 2014 and 18,973 shares at August 31, 2014	(383,199)	(379,894)
Total A. Schulman, Inc.’s stockholders’ equity	506,953	527,043
Noncontrolling interests	7,854	9,408
Total equity	514,807	536,451
Total liabilities and equity	$1,496,251	$1,512,484

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended November 30,
	2014	2013
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$13,378	$15,286
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	8,963	7,865
Amortization	4,066	3,244
Deferred tax provision (benefit)	633	(693)
Pension, postretirement benefits and other compensation	2,452	2,550
Gain on sale of assets from discontinued operations	—	(3,028)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,731)	(12,681)
Inventories	(16,341)	(25,936)
Accounts payable	8,200	24,826
Income taxes	463	765
Accrued payroll and other accrued liabilities	2,846	1,239
Other assets and long-term liabilities	(9,670)	(3,618)
Net cash provided from (used in) operating activities	10,259	9,819
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(10,324)	(9,601)
Proceeds from the sale of assets	904	3,087
Business acquisitions, net of cash	(6,698)	(51,322)
Net cash provided from (used in) investing activities	(16,118)	(57,836)
Financing from continuing and discontinued operations:
Cash dividends paid	(5,962)	(5,915)
Increase (decrease) in short-term debt	870	3,294
Borrowings on long-term debt	27,500	457,000
Repayments on long-term debt including current portion	(10,915)	(444,649)
Payment of debt issuance costs	—	(1,731)
Noncontrolling interests' contributions (distributions)	(1,750)	—
Issuances of stock, common and treasury	71	211
Purchases of treasury stock	(3,335)	(1,116)
Net cash provided from (used in) financing activities	6,479	7,094
Effect of exchange rate changes on cash	(4,004)	1,672
Net increase (decrease) in cash and cash equivalents	(3,384)	(39,251)
Cash and cash equivalents at beginning of period	135,493	134,054
Cash and cash equivalents at end of period	$132,109	$94,803

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
The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2015.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation.

(2)	BUSINESS ACQUISITIONS
Specialty Plastics Business of Ferro Corporation
On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business of Ferro Corporation(“Specialty Plastics” acquisition) for $91.0 million. The results of operations for this business have been included in the consolidated financial statements since the date of acquisition.
The acquisition strategically expands the Company's geographic reach with multiple facilities located in the U.S. and one facility located in Spain, diversifies the Company's product mix and strengthens its position in a broad range of attractive product markets. Additionally, the business offers a broad portfolio of proprietary products and recognized brand names serving a wide range of end markets including packaging, transportation, construction, appliances and agriculture.
The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the acquired accounts receivable, inventory, intangible assets, property, plant & equipment, other current and long-term liabilities, and deferred income tax assets and liabilities are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Specialty Plastics acquisition at the date of acquisition:

As of July 1, 2014
(In thousands)
Accounts receivable	$27,850
Inventories	12,800
Prepaid expenses and other current assets	415
Property, plant and equipment	20,049
Intangible assets	26,985
Total assets acquired	$88,099

Accounts payable	15,247
Accrued payroll, taxes and related benefits	1,552
Other accrued liabilities	706
Other long-term liabilities	181
Total liabilities assumed	$17,686
Identifiable net assets acquired	$70,413
Goodwill	20,587
Net assets acquired	$91,000
The Company preliminarily recorded acquired intangible assets of $27.0 million, all of which are customer related intangibles with an estimated weighted-average useful life of 13.6 years. In addition, the estimated fair value of accounts receivable acquired was $27.9 million with the gross contractual amount being $28.0 million.
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
The following pro forma information represents the consolidated results of the Company as if the Specialty Plastics acquisition occurred as of September 1, 2013:

Three months ended November 30,
2013
Unaudited
(In thousands, except per share data)
Net sales	$624,872
Net income attributable to A. Schulman, Inc.	$16,075
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$0.55

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's other business acquisitions for the periods presented:

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
A manufacturer of masterbatches and custom color with operations in Australia
The Company incurred $1.1 million and $0.6 million of acquisition and integration related costs, primarily included in selling, general & administrative expenses, during the three months ended November 30, 2014 and 2013, respectively.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the Company's carrying value of goodwill are as follows:

	EMEA	Americas	APAC	Total
	(In thousands)
Balance as of August 31, 2014	$85,957	$115,679	$663	$202,299
Acquisitions	(80)	1,064	407	1,391
Translation and other	(4,556)	(404)	(81)	(5,041)
Balance as of November 30, 2014	$81,321	$116,339	$989	$198,649
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
The Company completed its annual impairment review of goodwill as of June 1, 2014 and noted no impairment. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement approach that combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
The Company is not aware of any triggers which would require a goodwill impairment test as of November 30, 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with finite useful lives by major category:

	November 30, 2014			August 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$136,295	$(30,741)	$105,554	$139,990	$(29,088)	$110,902
Developed technology	19,106	(7,191)	11,915	19,603	(6,914)	12,689
Registered trademarks and tradenames	20,061	(6,042)	14,019	20,945	(5,902)	15,043
Total finite-lived intangible assets	$175,462	$(43,974)	$131,488	$180,538	$(41,904)	$138,634
Foreign currency translation reduced the gross carrying amount of intangible assets by $5.1 million from August 31, 2014 to November 30, 2014. Amortization expense of intangible assets was $3.4 million and $3.0 million for the three months ended November 30, 2014 and 2013, respectively.
(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	November 30, 2014				August 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$1,610	$—	$1,610	$—	$713	$—	$713	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,718	$—	$1,718	$—	$557	$—	$557	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$55,201	$—	$55,201	$—	$58,882	$—	$58,882	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $161.4 million and $118.0 million as of November 30, 2014 and August 31, 2014, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2014 and August 31, 2014.
Long-term fixed-rate debt issued in Euros is recorded at cost and is presented at fair value for disclosure purposes as shown in the table above. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of November 30, 2014 and August 31, 2014, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $53.4 million and $56.4 million, respectively.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2015, and transfers between levels

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the periods presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.
(5) INCOME TAXES
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the respective periods is as follows:

	Three months ended November 30,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$6,256	35.0%	$6,019	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(2,034)	(11.4)	(3,794)	(22.1)
U.S. and foreign losses with no tax benefit	1,430	8.0	1,785	10.4
U.S. restructuring and other U.S. charges with no benefit	539	3.0	473	2.8
U.S. income with no tax	(2,091)	(11.7)	—	—
Establishment (resolution) of uncertain tax positions	49	0.3	56	0.3
Other	337	1.9	29	0.2
Provision (benefit) for U.S. and foreign income taxes	$4,486	25.1%	$4,568	26.6%
The effective tax rates for the three months ended November 30, 2014 and 2013 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate. The decrease in the effective tax rate for the three months ended November 30, 2014 as compared with the same period last year was driven primarily by a decrease in U.S. and foreign losses with no tax benefit combined with U.S. income in the current period with no tax as a result of an offsetting decrease in the U.S. valuation allowance.
As of November 30, 2014, the Company's gross unrecognized tax benefits totaled $3.6 million. If recognized, $2.8 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2014, the Company had $0.9 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2011 onward, Belgium - from 2012 onward, other foreign jurisdictions - from 2009 onward.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended November 30,
	2014	2013
	(In thousands)
Defined benefit pension plans:
Service cost	$1,254	$948
Interest cost	1,168	1,334
Expected return on plan assets	(471)	(444)
Actuarial loss (gain) and amortization of prior service cost (credit), net	786	349
Net periodic pension benefit cost	$2,737	$2,187

Other postretirement benefit plan:
Service cost	$1	$1
Interest cost	110	123
Actuarial loss (gain) and amortization of prior service cost (credit), net	(135)	(139)
Net periodic postretirement benefit cost (credit)	$(24)	$(15)
(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2014	$48,185	$268,545	$(16,691)	$606,898	$(379,894)	$9,408	$536,451
Comprehensive income (loss)			(25,255)	13,158		196	(11,901)
Cash dividends paid, $0.205 per share				(5,962)			(5,962)
Cash distributions to noncontrolling interests						(1,750)	(1,750)
Purchase of treasury stock					(3,335)		(3,335)
Issuance of treasury stock		24			30		54
Stock options exercised	1	16					17
Amortization of restricted stock		1,233					1,233
Balance as of November 30, 2014	$48,186	$269,818	$(41,946)	$614,094	$(383,199)	$7,854	$514,807

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits(2)		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications	(25,615)	—		(25,615)
Amounts reclassified to earnings	—	336	(3)	336
Net current period other comprehensive income (loss)	(25,615)	336		(25,279)
Less: comprehensive income (loss) attributable to noncontrolling interests	(24)	—		(24)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(25,591)	336		(25,255)
Balance as of November 30, 2014	$(2,805)	$(39,141)		$(41,946)

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits(2)		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2013	$17,712		$(17,030)		$682
Other comprehensive income (loss) before reclassifications	12,753		—		12,753
Amounts reclassified to earnings	(885)	(4)	119	(3)	(766)
Net current period other comprehensive income (loss)	11,868		119		11,987
Less: comprehensive income (loss) attributable to noncontrolling interests	(30)		—		(30)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	11,898		119		12,017
Balance as of November 30, 2013	$29,610		$(16,911)		$12,699

(1) All amounts presented are net of tax. All tax amounts are related to pension and other retiree benefits.
(2) Reclassified from accumulated other comprehensive income into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 6 of this Form 10-Q for further details.
(3) Represents amortization of net actuarial loss and prior service costs.
(4) Reclassified from accumulated other comprehensive income into income (loss) from discontinued operations on the consolidated statements of operations on the sale of the rotational compounding business in Australia. Refer to Note 19 of the Company's Form 10-K for the year ended August 31, 2014 for further details.
(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

For a discussion of the Company's share-based incentive compensation plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Company did not grant any restricted stock awards during the three months ended November 30, 2014 and 2013.

The Company recorded share-based incentive compensation expense of $1.3 million during each of the three months ended November 30, 2014 and 2013. These amounts are primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 12, 2014, both the Compensation Committee and all of the independent members of the Board of Directors of the Company unanimously approved the accelerated vesting upon retirement of the outstanding equity compensation awards previously granted to Joseph M. Gingo in 2013 and 2014 in lieu of the pro rata vesting otherwise required under the terms of the awards. As a result, the Company expects to recognize a one-time charge of approximately $5.8 million during the second quarter of fiscal 2015 for such accelerated vesting. Awards granted in 2012 will vest pursuant to their grant terms and conditions on January 12, 2015.
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
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and vesting of restricted stock awards, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2014	2013
	(In thousands)
Weighted-average shares outstanding:
Basic	29,017	29,017
Incremental shares from equity awards	451	188
Diluted	29,468	29,205
(11) SEGMENT INFORMATION
The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following regions, which are also the Company’s current reportable segments: Europe, Middle East and Africa (“EMEA”), the Americas, and Asia Pacific (“APAC”).
The CODM uses net sales to unaffiliated customers, segment gross profit and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related costs including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions and integration. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
On November 17, 2014, the Company appointed a Vice President and General Manager for the United States & Canada and a Vice President and General Manager for Latin America. These appointments separate responsibilities that were previously combined under the Vice President and General Manager of the Americas. On January 1, 2015, the Company’s new President and CEO assumed the role of CODM. Based on the new management structure and an evaluation of how the new CODM is expected to make decisions, assess performance and allocate resources, the Company expects to disclose the following four reportable segments beginning in the second quarter of fiscal 2015: EMEA, United States & Canada, Latin America and APAC.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended November 30,
	2014	2013
	(In thousands)
EMEA	$371,191	$392,462
Americas	190,888	146,527
APAC	52,974	46,408
Total net sales to unaffiliated customers	$615,053	$585,397
Below the Company presents gross profit by segment:

	Three months ended November 30,
	2014	2013
	(In thousands)
EMEA	$49,706	$51,940
Americas	30,279	21,433
APAC	7,250	6,623
Total segment gross profit	87,235	79,996
Inventory step-up	(341)	(417)
Accelerated depreciation, restructuring and related costs	—	(471)
Costs related to acquisitions and integrations	(50)	—
Total gross profit	$86,844	$79,108
Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended November 30,
	2014	2013
	(In thousands)
EMEA	$20,039	$20,417
Americas	11,988	7,364
APAC	3,508	3,366
Total segment operating income	35,535	31,147
Corporate	(7,484)	(6,683)
Costs related to acquisitions and integrations	(1,053)	(635)
Restructuring and related costs	(5,579)	(3,372)
Accelerated depreciation	—	(108)
Inventory step-up	(341)	(417)
Operating income	21,078	19,932
Interest expense, net	(2,264)	(2,129)
Foreign currency transaction gains (losses)	(1,099)	(682)
Other income (expense), net	159	78
Income from continuing operations before taxes	$17,874	$17,199

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2014		2013
	(In thousands, except for %'s)
Custom performance colors	$48,078	8%	$44,941	8%
Masterbatch solutions	202,030	33	182,903	31
Engineered plastics	194,516	32	180,698	31
Specialty powders	82,357	13	86,947	15
Distribution services	88,072	14	89,908	15
Total consolidated net sales	$615,053	100%	$585,397	100%
The three months ended November 30, 2013 include a reclassification of revenue between product families to better reflect the way the businesses are managed.
(12) RESTRUCTURING
Fiscal 2015 Restructuring Plans
EMEA Reorganization Plan
In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company plans to reduce headcount in EMEA by approximately 40, with the majority of reductions expected to occur during the first half of fiscal 2015. During the three months ended November 30, 2014, the Company recorded $4.2 million of pretax employee-related costs and expects to recognize additional pretax employee-related costs of $2.7 million throughout the remainder of fiscal 2015 for this plan. As of November 30, 2014, the Company has a balance of $3.2 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
North American Production Facilities Consolidation Plan
In November 2014, the Company announced plans to consolidate its North American production facilities. As part of the ongoing review of its manufacturing footprint, the Company will close its plant in Stryker, Ohio in the third quarter of fiscal 2015 and shift the plant’s production to other North American facilities. The Company expects to reduce headcount by approximately 70 by the end of fiscal 2015. The Company recorded $0.6 million of pretax employee-related costs during the three months ended November 30, 2014 and expects to recognize additional pretax employee-related costs of $1.9 million throughout the remainder of fiscal 2015. As of November 30, 2014, the Company has a balance of $0.6 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
North American SG&A Reduction Plan
In November 2014, the Company announced plans to reduce headcount by approximately 10, primarily in North America selling, general and administrative functions as part of its ongoing effort to drive further synergies from recent acquisitions. The Company recorded $0.2 million of pretax employee-related costs during the three months ended November 30, 2014 and expects to recognize additional pretax employee-related costs of $0.3 million throughout the remainder of fiscal 2015. As of November 30, 2014, the Company has a balance of $0.1 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	4,907	312	—	5,219
Fiscal 2015 payments	(1,419)	(328)	—	(1,747)
Translation	—	—	(133)	(133)
Accrual balance as of November 30, 2014	$5,233	$355	$(437)	$5,151
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2014	2013
	(In thousands)
EMEA	$4,274	$501
Americas	945	1,212
APAC	—	65
Total restructuring expense	$5,219	$1,778
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
Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not considered probable that a liability has been incurred or it is not possible to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve would be recognized until that time.
There were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
(14) SHARE REPURCHASE PROGRAM
For a discussion of the Company's Share Repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. During the first quarter of fiscal 2015, the Company repurchased 109,422 shares of common stock at an average price of $30.46 per share for a total cost of $3.3 million. As of November 30, 2014, shares valued at $51.7 million remain authorized for repurchase. In the first quarter of fiscal 2014, the Company repurchased 40,327 shares of common stock at an average price of $27.68 per share for a total cost of $1.1 million.
(15) ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standards Board (“the FASB”) issued new accounting guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard is effective for fiscal years ending after December 15, 2016, including interim periods. Early application is permitted. The standard is not anticipated to have an impact on the Company's consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
No other new accounting pronouncements issued or with effective dates during fiscal 2015 had or are expected to have a material impact on the Company's consolidated financial statements.
(16) DISCONTINUED OPERATIONS
The Company completed the sale of all of the fixed and intangible assets of its rotational compounding business in Australia for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment.
The following summarizes select financial information included in income (loss) from discontinued operations:

	Three months ended November 30,
	2014	2013
	(In thousands)
Net sales	$—	$1,288
Income (loss) from discontinued operations, net of tax	$(10)	$2,655
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

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items such as costs related to acquisitions and integration, restructuring and related expenses, and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.
Overview
Business Summary
A. Schulman, Inc. is a leading international supplier of high-performance plastic compounds and resins headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, leisure & home. The Chief Operating Decision Maker (“CODM”) makes decisions, assesses performance and allocates resources by the following regions which represent our current reportable segments:

•	Europe, Middle East and Africa (“EMEA”),

•	Americas, and

•	Asia Pacific (“APAC”).
On November 17, 2014, the Company appointed a Vice President and General Manager for the United States & Canada and a Vice President and General Manager for Latin America. These appointments separate responsibilities that were previously combined under the Vice President and General Manager of the Americas. On January 1, 2015, the Company’s new President & Chief Executive Officer assumed the role of CODM. Based on the new management structure and an evaluation of how the new CODM is expected to make decisions, assess performance and allocate resources, the Company expects to disclose the following four reportable segments beginning in the second quarter of fiscal 2015: EMEA, United States & Canada, Latin America and APAC.
The Company has approximately 3,900 employees and 43 manufacturing facilities worldwide. Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family.
Fiscal Year 2015 Significant Events
The following represent significant events during fiscal year 2015:

1.	Business Acquisition. On September 2, 2014, the Company acquired Compco Pty. Ltd. (“Compco”), a manufacturer of masterbatches and custom colors in Melbourne, Australia for $6.7 million.

2.
Dividend Activities. In October 2014, the Company increased its regular quarterly cash dividend by 2.5% to $0.205 per common share which reflects the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders. This continues the Company's history of annual dividend payments that began in 1972.

3.
China Expansion. In December 2014, the Company announced that it has added equipment in its manufacturing facility in Dongguan, China to accommodate an increase in demand in the masterbatch solutions product family. This new production line will double the current masterbatch solutions production capacity at the facility.

4.
Restructuring Plans. In the first quarter of fiscal 2015, the Company announced three restructuring actions that will further optimize its back-office and support functions as well as consolidate its manufacturing footprint. The Company expects to reduce headcount by approximately 120 and realize annual savings of approximately $8 million on completion of these activities.

5.	Share Repurchases. The Company repurchased 109,422 shares of its common stock during the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million.

6.
CEO Transition. On January 1, 2015, Joseph M. Gingo retired as the Company’s President and Chief Executive Officer, succeeded by Bernard Rzepka. On December 12, 2014, Mr. Gingo was re-elected as the Chairman of the Company’s Board of Directors and Bernard Rzepka was elected to the Board.

Results of Operations
Segment Information

	Three months ended November 30,
					Favorable (unfavorable)
EMEA	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	316,458	312,220	4,238	1.4%
Net sales	$371,191	$392,462	$(21,271)	(5.4)%	$(21,485)	0.1%
Segment gross profit	$49,706	$51,940	$(2,234)	(4.3)%	$(3,008)	1.5%
Segment gross profit percentage	13.4%	13.2%
Segment operating income	$20,039	$20,417	$(378)	(1.9)%	$(1,203)	4.0%
Price per pound	$1.173	$1.257	$(0.084)	(6.7)%	$(0.068)	(1.3)%
Segment operating income per pound	$0.063	$0.065	$(0.002)	(3.1)%	$(0.004)	3.1%
Three months ended November 30, 2014
EMEA net sales for the three months ended November 30, 2014 were $371.2 million, a decrease of $21.3 million or 5.4%, compared with the prior-year period. Foreign currency translation negatively impacted net sales by $21.5 million. Organic sales declined across all product families, primarily due to lower volumes in the engineered plastics and specialty powders product families. During the first quarter of fiscal 2015, the incremental contribution of the Ferro Specialty Plastics (“Specialty Plastics”) acquisition in EMEA was $11.0 million and 7.3 million pounds in net sales and volume, respectively.
EMEA gross profit was $49.7 million for the three months ended November 30, 2014, a decrease of $2.2 million compared with the same prior-year period. The decrease in gross profit was mainly attributed to the unfavorable foreign currency translation impact of $3.0 million, lower organic volumes and higher pension expense of $0.2 million, partially offset by the incremental contribution of the Specialty Plastics acquisition.
EMEA operating income for the three months ended November 30, 2014 was $20.0 million, a decrease of $0.4 million compared with the same period last year. Operating income declined due to lower gross profit as noted above, partially offset by lower selling, general and administrative ("SG&A") expense of $1.9 million. SG&A expense decreased primarily due to foreign currency translation of $1.8 million and lower variable incentive compensation of $1.3 million, partially offset by incremental SG&A expenses from the Specialty Plastics acquisition of $0.9 million and higher pension expense of $0.2 million.

	Three months ended November 30,
					Favorable (unfavorable)
Americas	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	185,908	155,234	30,674	19.8%
Net sales	$190,888	$146,527	$44,361	30.3%	$(4,215)	33.2%
Segment gross profit	$30,279	$21,433	$8,846	41.3%	$(596)	44.1%
Segment gross profit percentage	15.9%	14.6%
Segment operating income	$11,988	$7,364	$4,624	62.8%	$(325)	67.2%
Price per pound	$1.027	$0.944	$0.083	8.8%	$(0.022)	11.1%
Segment operating income per pound	$0.064	$0.047	$0.017	36.2%	$(0.002)	40.4%
Three months ended November 30, 2014
Americas net sales for the three months ended November 30, 2014 were $190.9 million, an increase of $44.4 million or 30.3% compared with the prior-year period. During the first quarter of fiscal 2015, the incremental contribution of the Network Polymers, Prime Colorants and Specialty Plastics acquisitions was $44.8 million and 29.1 million pounds in net sales and volume, respectively. Excluding the impact of foreign currency translation and acquisitions, price per pound increased principally driven by improved product mix. Foreign currency translation negatively impacted net sales by $4.2 million.
Americas gross profit was $30.3 million for the three months ended November 30, 2014, an increase of $8.8 million from the comparable period last year. The benefits of recent acquisitions, improved mix in the specialty powders product family, and prior restructuring initiatives were partially offset by unfavorable foreign currency translation of $0.6 million.
Americas operating income for the three months ended November 30, 2014 was $12.0 million compared with $7.4 million in the same quarter of fiscal 2014. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from recent acquisitions of $2.5 million and unfavorable foreign currency translation of $0.3 million.

	Three months ended November 30,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	42,230	35,262	6,968	19.8%
Net sales	$52,974	$46,408	$6,566	14.1%	$(505)	15.2%
Segment gross profit	$7,250	$6,623	$627	9.5%	$(59)	10.4%
Segment gross profit percentage	13.7%	14.3%
Segment operating income	$3,508	$3,366	$142	4.2%	$(33)	5.2%
Price per pound	$1.254	$1.316	$(0.062)	(4.7)%	$(0.012)	(3.8)%
Segment operating income per pound	$0.083	$0.095	$(0.012)	(12.6)%	$(0.001)	(11.6)%
Three months ended November 30, 2014
APAC net sales for the three months ended November 30, 2014 were $53.0 million, an increase of $6.6 million compared with the same prior-year period. During the first quarter of fiscal 2015, the Compco acquisition in Australia contributed net sales and volume of $3.4 million and 2.3 million pounds, respectively. Excluding the Compco acquisition, organic volume increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family and unfavorable product mix in the engineered plastics product family.
APAC gross profit for the three months ended November 30, 2014 was $7.3 million, an increase of $0.6 million compared with the prior-year period. Gross profit benefited from the positive contribution of the Compco acquisition and increased organic volume. The gross profit percentage declined primarily due to the combined impact of competitive pricing pressures and unfavorable product mix noted above.
APAC operating income for the three months ended November 30, 2014 was $3.5 million compared with $3.4 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the Compco acquisition of $0.3 million.

	Three months ended November 30,
					Favorable (unfavorable)
Consolidated	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	544,596	502,716	41,880	8.3%
Net sales	$615,053	$585,397	$29,656	5.1%	$(26,205)	9.5%
Operating income	$21,078	$19,932	$1,146	5.7%	$(1,477)	13.2%
Total operating income before certain items*	$28,051	$24,464	$3,587	14.7%	$(1,561)	21.0%
Price per pound	$1.129	$1.164	$(0.035)	(3.0)%	$(0.048)	1.1%
Total operating income per pound before certain items*	$0.052	$0.049	$0.003	6.1%	$(0.002)	10.2%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 11 of this Form 10-Q.
Three months ended November 30, 2014
Consolidated net sales for the three months ended November 30, 2014 were $615.1 million, an increase of $29.7 million or 5.1%, compared with the same prior-year period. Incremental net sales and volume in the first quarter of fiscal 2014 from the Company’s recent acquisitions contributed $59.2 million and 38.7 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the three months ended November 30, 2014 by $26.2 million.
Operating income increased $1.1 million for the three months ended November 30, 2014 compared to the same prior year period. Total operating income before certain items for the three months ended November 30, 2014 was $28.1 million, an increase of $3.6 million compared with last year. The increase in total operating income before certain items was primarily due to the contribution from recent acquisitions of $6.3 million partially offset by the negative impact of foreign currency translation of $1.6 million.
Excluding $1.4 million and $1.9 million of acquisition, integration, restructuring and related costs for the three months ended November 30, 2014 and 2013, respectively, the Company’s SG&A expenses increased by $3.7 million for the three months ended November 30, 2014 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $3.7 million from recent acquisitions.
Additional consolidated results
Interest expense, net of interest income, increased $0.1 million for the three months ended November 30, 2014 as compared with the same period in the prior year.
The Company experienced foreign currency losses of $1.1 million and $0.7 million for the three months ended November 30, 2014 and 2013, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2014 and August 31, 2014.
Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture.
Net income attributable to the Company’s stockholders was $13.2 million and $15.1 million for the three months ended November 30, 2014 and 2013, respectively. Foreign currency translation had a minimal impact on net income for the three months ended November 30, 2014.

Product Families
Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2014		2013
	(In thousands, except for %'s)
Custom performance colors	$48,078	8%	$44,941	8%
Masterbatch solutions	202,030	33	182,903	31
Engineered plastics	194,516	32	180,698	31
Specialty powders	82,357	13	86,947	15
Distribution services	88,072	14	89,908	15
Total consolidated net sales	$615,053	100%	$585,397	100%

The three months ended November 30, 2013 include a reclassification of revenue between product families to better reflect the way the businesses are managed.
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

	Three months ended November 30,
	2014	2013
EMEA	87%	87%
Americas	67%	67%
APAC	65%	67%
Worldwide	76%	77%
Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	4,907	312	—	5,219
Fiscal 2015 payments	(1,419)	(328)	—	(1,747)
Translation	—	—	(133)	(133)
Accrual balance as of November 30, 2014	$5,233	$355	$(437)	$5,151
For discussion of the Company's fiscal 2015 restructuring plans, refer to Note 12 in this Form 10-Q.

Income Tax
A reconciliation of the U.S. statutory federal income tax rate with the effective tax rates for the respective periods is as follows:

	Three months ended November 30,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$6,256	35.0%	$6,019	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(2,034)	(11.4)	(3,794)	(22.1)
U.S. and foreign losses with no tax benefit	1,430	8.0	1,785	10.4
U.S. restructuring and other U.S. charges with no benefit	539	3.0	473	2.8
U.S. income with no tax	(2,091)	(11.7)	—	—
Establishment (resolution) of uncertain tax positions	49	0.3	56	0.3
Other	337	1.9	29	0.2
Provision (benefit) for U.S. and foreign income taxes	$4,486	25.1%	$4,568	26.6%
The effective tax rates for the three months ended November 30, 2014 and 2013 are less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign tax rates being less than the U.S. statutory federal income tax rate. The decrease in the effective tax rate for the three months ended November 30, 2014 as compared with the same period last year was driven primarily by a decrease in U.S. and foreign losses with no tax benefit combined with U.S. income in the current period with no tax as a result of an offsetting decrease in the U.S. valuation allowance.
Goodwill
Goodwill is tested for impairment annually as of June 1. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement approach that combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
If circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results.
As of June 1, 2014, the annual goodwill impairment test date for fiscal 2014, goodwill was included in five of the Company's reporting units in EMEA (masterbatch solutions, engineered plastics, specialty powders, custom performance colors and distribution services), four reporting units in the Americas (masterbatch solutions, custom performance colors, engineered plastics and specialty powders) and one reporting unit in APAC (engineered plastics). In the first quarter of fiscal 2015, additional goodwill was recorded as a result of the Compco acquisition and allocated to the APAC custom performance colors reporting unit.
Management concluded, based on the quantitative fair value measurements performed, that as of June 1, 2014, the fair values of the EMEA specialty powders and Americas engineered plastics reporting units exceeded their carrying values by 13% in each instance. As of November 30, 2014, the EMEA specialty powders reporting unit had goodwill of $18.0 million while goodwill in the Americas engineered plastics reporting unit was $34.5 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the Americas and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
As of November 30, 2014, the Company concluded there were no triggering events which would have required a goodwill impairment test.

Liquidity and Capital Resources
Net cash provided from operations was $10.3 million and $9.8 million for the three months ended November 30, 2014 and 2013, respectively. The Company’s cash and cash equivalents decreased $3.4 million from August 31, 2014. This decrease was driven primarily by capital expenditures of $10.3 million, the Compco acquisition of $6.7 million, dividend payments of $6.0 million, foreign currency translation of $4.0 million and share repurchases of $3.3 million. These items were funded by net borrowings of $17.5 million and cash generated from operations of $10.3 million.
The Company’s approximate working capital days are summarized as follows:

	November 30, 2014	August 31, 2014	November 30, 2013
Days in receivables	55	55	55
Days in inventory	52	50	57
Days in payables	49	48	54
Total working capital days	58	57	58
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	November 30, 2014	August 31, 2014	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$132,109	$135,493	$(3,384)	(2.5)%
Working capital, excluding cash	$268,283	$263,715	$4,568	1.7%
Long-term debt	$353,262	$339,546	$13,716	4.0%
Total debt	$385,274	$371,294	$13,980	3.8%
Net debt*	$253,165	$235,801	$17,364	7.4%
Total A. Schulman, Inc.’s stockholders’ equity	$506,953	$527,043	$(20,090)	(3.8)%
* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of November 30, 2014, 94% of the company's cash and cash equivalents were held by its foreign subsidiaries, compared to 95% as of August 31, 2014. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. In addition, excess cash in the U.S. is generally used to repay outstanding debt.
Working capital, excluding cash, was $268.3 million as of November 30, 2014, an increase of $4.6 million from August 31, 2014. The primary reasons for the increase in working capital from August 31, 2014 included increases of $7.1 million in prepaid expenses and other current assets and $4.4 million in inventory and a decrease in accrued payroll, taxes and related benefits of $6.5 million. These increases were partially offset by a decrease in accounts receivable of $8.0 million and an increase in other accrued liabilities of $6.2 million. The translation effect of foreign currencies, primarily the Euro, decreased working capital by $11.9 million.
Capital expenditures for the three months ended November 30, 2014 were $10.3 million compared with $9.6 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.

For a discussion of the Company’s credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year-ended August 31, 2014. As of November 30, 2014, the Company was in compliance with its debt covenants and does not believe a subsequent covenant violation is reasonably possible.
The carrying value of the Company's Euro Notes approximates €42.8 million, or $53.4 million, as of November 30, 2014. Repayment of the Euro Notes prior to maturity would cost approximately $3.5 million in early termination fees as of November 30, 2014.
Below summarizes the Company’s available funds:

	November 30, 2014	August 31, 2014
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	188,125	190,625
Domestic short-term lines of credit	15,000	15,000
Foreign short-term lines of credit	50,352	53,520
Total capacity from credit lines and notes	$553,477	$559,145
Availability:
Revolving Facility	$174,809	$193,909
Foreign short-term lines of credit	45,082	49,250
Total available funds from credit lines and notes	$219,891	$243,159
Total available funds from credit lines and notes represent the total capacity from credit lines and notes less outstanding borrowings of $332.9 million and $315.3 million as of November 30, 2014 and August 31, 2014, respectively, and issued letters of credit of $0.7 million each, as of November 30, 2014 and August 31, 2014.
The Company was in a net debt position of $253.2 million and $235.8 million as of November 30, 2014 and August 31, 2014, respectively. The change of $17.4 million was a result of an increase in total debt of $14.0 million and a decrease in cash and cash equivalents of $3.4 million as previously discussed.
During the three months ended November 30, 2014, the Company declared and paid quarterly cash dividends of $0.205 per common share. The total amount of these dividends was $6.0 million.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. During the first quarter of fiscal 2015, the Company repurchased 109,422 shares of common stock at an average price of $30.46 per share for a total cost of $3.3 million. As of November 30, 2014, shares valued at $51.7 million remain authorized for repurchase. In the first quarter of fiscal 2014, the Company repurchased 40,327 shares of common stock at an average price of $27.68 per share for a total cost of $1.1 million.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. Accumulated other comprehensive income decreased by $25.6 million during the three months ended November 30, 2014 due to the strengthening of the U.S. dollar against various foreign currencies, most significantly the Euro which declined by 5.3% from 1.319 U.S. dollars to 1 Euro as of August 31, 2014 to $1.248 as of November 30, 2014.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
As of November 30, 2014, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s 2014 Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

The Company’s outstanding commercial commitments as of November 30, 2014 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2014.
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
Accounting Pronouncements
For a discussion of accounting pronouncements, refer to Note 15 of this Form 10-Q.
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
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed with the Securities and Exchange Commission on October 22, 2014. Exposures to market risks have not changed materially since August 31, 2014.
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
In the first quarter of fiscal 2015, the Company acquired Compco Pty. Ltd. The scope of the Company's assessment of the effectiveness of internal control over financial reporting did not include Compco Pty. Ltd. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Items 1, 3, and 4 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, the Company included a detailed discussion of its risk factors. There are no material changes from the risk factors previously disclosed.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of fiscal 2015, the Company repurchased 109,422 shares of common stock at an average price of $30.46 per share for a total cost of $3.3 million. Shares valued at $51.7 million remain authorized for repurchase as of November 30, 2014. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Company did not repurchase any shares under the Program in fiscal 2014.
The Company's purchases of its common stock under the 2014 Repurchase Program during the first quarter of fiscal 2015 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Beginning shares available				$55,000,000
September, 2014	—	$—	—	$55,000,000
October, 2014	109,422	$30.46	109,422	$51,666,947
November, 2014	—	$—	—	$51,666,947
Total	109,422	$30.46	109,422	$51,666,947
Item 5 – Other Information
On October 22, 2014, the Company announced actions to optimize the back-office and support functions in EMEA. For details of this restructuring plan, refer to Note 15 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 as filed on October 22, 2014, and to Note 12 contained in this Quarterly Report on Form 10-Q.

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

10.1
The Company's 2015 Bonus Plan (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 16, 2014, as amended on Form 8-K/A filed with the Commission on December 30, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	January 6, 2015