Form 10-Q
period 2015-02-28
SCHULMAN A INC
filed 2015-04-06
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Number of shares of common stock, $1.00 par value, outstanding as of April 2, 2015– 29,288,847

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosure about Market Risk	31
Item 4	Controls and Procedures	31
PART II — OTHER INFORMATION
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6	Exhibits	33
	SIGNATURES

Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	Unaudited (In thousands, except per share data)
Net sales	$542,295	$588,508	$1,157,348	$1,173,905
Cost of sales	464,221	514,209	992,430	1,020,498
Selling, general and administrative expenses	70,093	58,713	130,640	116,111
Restructuring expense	2,662	1,727	7,881	3,505
Asset impairment	—	104	—	104
Operating income	5,319	13,755	26,397	33,687
Interest expense	2,311	2,488	4,670	4,679
Interest income	(66)	(81)	(161)	(143)
Foreign currency transaction (gains) losses	1,141	1,466	2,240	2,148
Other (income) expense, net	(245)	(193)	(404)	(271)
Gain on early extinguishment of debt	(1,290)	—	(1,290)	—
Income (loss) from continuing operations before taxes	3,468	10,075	21,342	27,274
Provision (benefit) for U.S. and foreign income taxes	3,971	3,427	8,457	7,995
Income (loss) from continuing operations	(503)	6,648	12,885	19,279
Income (loss) from discontinued operations, net of tax	(58)	347	(68)	3,002
Net income (loss)	(561)	6,995	12,817	22,281
Noncontrolling interests	(327)	(136)	(547)	(351)
Net income (loss) attributable to A. Schulman, Inc.	$(888)	$6,859	$12,270	$21,930

Weighted-average number of shares outstanding:
Basic	29,138	29,059	29,078	29,038
Diluted	29,138	29,277	29,538	29,240

Basic earnings per share attributable to A. Schulman, Inc.
Income (loss) from continuing operations	$(0.03)	$0.23	$0.42	$0.65
Income (loss) from discontinued operations	—	0.01	—	0.11
Net income (loss) attributable to A. Schulman, Inc.	$(0.03)	$0.24	$0.42	$0.76

Diluted earnings per share attributable to A. Schulman, Inc.
Income (loss) from continuing operations	$(0.03)	$0.22	$0.42	$0.65
Income (loss) from discontinued operations	—	0.01	—	0.10
Net income (loss) attributable to A. Schulman, Inc.	$(0.03)	$0.23	$0.42	$0.75

Cash dividends per common share	$0.205	$0.200	$0.410	$0.400

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	Unaudited (In thousands)
Net income (loss)	$(561)	$6,995	$12,817	$22,281
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(32,491)	4,498	(58,106)	16,366
Defined benefit retirement plans, net of tax	599	115	935	234
Other comprehensive income (loss)	(31,892)	4,613	(57,171)	16,600
Comprehensive income (loss)	(32,453)	11,608	(44,354)	38,881
Less: comprehensive income (loss) attributable to noncontrolling interests	290	52	486	237
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(32,743)	$11,556	$(44,840)	$38,644

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2015	August 31, 2014
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$91,872	$135,493
Accounts receivable, less allowance for doubtful accounts of $9,520 at February 28, 2015 and $10,844 at August 31, 2014	354,257	384,444
Inventories	257,464	292,141
Prepaid expenses and other current assets	40,399	40,473
Total current assets	743,992	852,551
Property, plant and equipment, at cost:
Land and improvements	25,883	28,439
Buildings and leasehold improvements	144,951	160,858
Machinery and equipment	373,938	398,563
Furniture and fixtures	32,020	41,255
Construction in progress	20,523	16,718
Gross property, plant and equipment	597,315	645,833
Accumulated depreciation	357,346	391,912
Net property, plant and equipment	239,969	253,921
Deferred charges and other noncurrent assets	73,211	65,079
Goodwill	192,940	202,299
Intangible assets, net	123,932	138,634
Total assets	$1,374,044	$1,512,484
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$251,091	$314,957
U.S. and foreign income taxes payable	4,426	6,385
Accrued payroll, taxes and related benefits	42,232	54,199
Other accrued liabilities	46,067	46,054
Short-term debt	24,197	31,748
Total current liabilities	368,013	453,343
Long-term debt	365,406	339,546
Pension plans	112,501	129,949
Deferred income taxes	22,003	23,826
Other long-term liabilities	26,485	29,369
Total liabilities	894,408	976,033
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,367 shares at February 28, 2015 and 48,185 shares at August 31, 2014	48,367	48,185
Additional paid-in capital	272,934	268,545
Accumulated other comprehensive income (loss)	(73,801)	(16,691)
Retained earnings	607,162	606,898
Treasury stock, at cost, 19,079 shares at February 28, 2015 and 18,973 shares at August 31, 2014	(383,170)	(379,894)
Total A. Schulman, Inc.’s stockholders’ equity	471,492	527,043
Noncontrolling interests	8,144	9,408
Total equity	479,636	536,451
Total liabilities and equity	$1,374,044	$1,512,484

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended February 28,
	2015	2014
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$12,817	$22,281
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	17,990	16,419
Amortization	8,271	6,669
Deferred tax provision (benefit)	(96)	(2,895)
Pension, postretirement benefits and other compensation	6,173	4,494
Restricted stock compensation - CEO transition costs, net of cash	4,789	—
Asset impairment	—	104
Gain on sale of assets from discontinued operations	—	(3,331)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,197)	(21,283)
Inventories	3,838	(13,107)
Accounts payable	(38,126)	(15,534)
Income taxes	(1,210)	229
Accrued payroll and other accrued liabilities	(3,159)	375
Other assets and long-term liabilities	(6,003)	(3,100)
Net cash provided from (used in) operating activities	1,087	(8,679)
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(21,238)	(16,541)
Investment in equity investees	(12,456)	—
Proceeds from the sale of assets	1,366	4,738
Business acquisitions, net of cash	(6,698)	(115,624)
Net cash provided from (used in) investing activities	(39,026)	(127,427)
Financing from continuing and discontinued operations:
Cash dividends paid	(12,006)	(11,777)
Increase (decrease) in short-term debt	(3,415)	2,469
Borrowings on long-term debt	122,330	686,955
Repayments on long-term debt including current portion	(91,381)	(583,914)
Payment of debt issuance costs	—	(1,782)
Noncontrolling interests' contributions (distributions)	(1,750)	—
Issuances of stock, common and treasury	132	276
Redemptions of common stock	(4,999)	(361)
Purchases of treasury stock	(3,335)	(1,116)
Net cash provided from (used in) financing activities	5,576	90,750
Effect of exchange rate changes on cash	(11,258)	1,355
Net increase (decrease) in cash and cash equivalents	(43,621)	(44,001)
Cash and cash equivalents at beginning of period	135,493	134,054
Cash and cash equivalents at end of period	$91,872	$90,053

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
The results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2015.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation. All previously reported segment disclosures have also been reclassified to reflect the Company's new reportable segments as further discussed in Note 12 of this Form 10-Q.

(2)	BUSINESS ACQUISITIONS
Citadel
On March 15, 2015, the Company entered into a definitive Stock Purchase Agreement (the "Purchase Agreement") to acquire all of the issued and outstanding shares of privately held HGGC Citadel Plastics Holdings, Inc. (“Citadel”), a portfolio company of certain private equity firms, for $800 million. The purchase price will be reduced by the amount of Citadel’s indebtedness and unpaid transaction expenses on the closing date, increased by the amount of Citadel’s cash and cash equivalents on the closing date, and may be increased or decreased, as applicable, based on the company’s working capital on the closing date relative to target working capital, among other adjustments. Citadel is a leading North American specialty engineered plastics company that produces thermoset composites and thermoplastic compounds for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The transaction, which is subject to standard closing conditions, including the termination or expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under similar foreign regulations applicable to the merger, is expected to close in the third quarter of the Company's fiscal 2015. In the event the Company fails to close the acquisition when required due to its failure to secure the financing necessary to complete the acquisition, then, subject to certain exceptions and requirements, either party may terminate the Purchase Agreement and the Company would be required to pay a financing failure fee of $40 million as liquidated damages.
Specialty Plastics Business of Ferro Corporation
On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business of Ferro Corporation (“Specialty Plastics” acquisition) for $91.0 million. The results of operations for this business have been included in the consolidated financial statements since the date of acquisition.
The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the acquired intangible assets, property, plant & equipment, other current and long-term liabilities, and deferred income tax assets and liabilities are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Specialty Plastics acquisition at the date of acquisition:

As of July 1, 2014
(In thousands)
Accounts receivable	$27,850
Inventories	12,781
Prepaid expenses and other current assets	553
Property, plant and equipment	20,049
Intangible assets	26,985
Total assets acquired	$88,218

Accounts payable	15,247
Accrued payroll, taxes and related benefits	1,690
Other accrued liabilities	706
Other long-term liabilities	181
Total liabilities assumed	$17,824
Identifiable net assets acquired	$70,394
Goodwill	20,606
Net assets acquired	$91,000
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
The following pro forma information represents the consolidated results of the Company as if the Specialty Plastics acquisition occurred as of September 1, 2013:

	Three months ended February 28, 2014	Six months ended February 28, 2014
	Unaudited
	(In thousands, except per share data)
Net sales	$625,525	$1,250,397
Net income attributable to A. Schulman, Inc.	$8,277	$24,352
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$0.28	$0.83
The following table summarizes the Company's other business acquisitions for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
Perrite Group	September 2, 2013	$51.3	EMEA and APAC
Network Polymers, Inc.	December 2, 2013	$49.2	USCAN
Prime Colorants	December 31, 2013	$15.1	USCAN
Compco Pty. Ltd.	September 2, 2014	$6.7	APAC
The Company incurred $3.3 million and $4.4 million of acquisition and integration related costs, primarily included in selling, general & administrative expenses, during the three and six months ended February 28, 2015, respectively, and $1.9 million and $2.5 million during the three and six months ended February 28, 2014, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the Company's carrying value of goodwill are as follows:

	EMEA		USCAN	(1)	LATAM	(1)	APAC	Total

Balance as of August 31, 2014	$85,957		$102,735		$12,944		$663	$202,299
Acquisitions	(66)	(2)	1,083	(2)	—		407	1,424
Translation and other	(9,917)		—		(717)		(149)	(10,783)
Balance as of February 28, 2015	$75,974		$103,818		$12,227		$921	$192,940

(1) During the second quarter of fiscal 2015, the Company reallocated a portion of the goodwill associated with its former Americas segment to its U.S. & Canada and Latin America segments based on relative fair value.

(2) Activity relates to adjustments to preliminary purchase price allocation made within the first and second quarters of fiscal 2015.
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
The Company reviewed goodwill allocated to each of the reporting units within the former Americas segment and newly created USCAN and LATAM segments immediately before and after the reallocation and concluded no interim impairment tests were necessary. Additionally, the Company is not aware of any triggers which would require a goodwill impairment test as of February 28, 2015.
The following table summarizes intangible assets with finite useful lives by major category:

	February 28, 2015			August 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$131,947	$(31,988)	$99,959	$139,990	$(29,088)	$110,902
Developed technology	18,234	(7,313)	10,921	19,603	(6,914)	12,689
Registered trademarks and tradenames	19,175	(6,123)	13,052	20,945	(5,902)	15,043
Total finite-lived intangible assets	$169,356	$(45,424)	$123,932	$180,538	$(41,904)	$138,634
Foreign currency translation reduced the gross carrying amount of intangible assets by $11.2 million from August 31, 2014 to February 28, 2015. Amortization expense of intangible assets was $3.3 million and $6.7 million for the three and six months ended February 28, 2015, respectively, and $3.1 million and $6.1 million for the three and six months ended February 28, 2014, respectively.
(4) LONG-TERM DEBT AND CREDIT ARRANGEMENTS
For a detailed discussion of the Company’s Long-Term Debt and Credit Arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 3, 2015, the Company obtained a $25.0 million uncommitted line of credit from a financial institution, available until December 31, 2015. The interest rate is based upon the 30-day LIBOR index plus a spread at least 10 basis points below the applicable spread on the Company’s Revolving Credit Facility. As of February 28, 2015, the Company had not drawn down on any portion of this line of credit.
On February 26, 2015, the Company prepaid the entire principal balance of €42.8 million of its Euro Notes along with accrued interest. The Company recognized a net gain of $1.3 million on the early extinguishment of debt consisting of a gain of $3.9 million on a related foreign currency swap, partially offset by early termination fees of $2.5 million and a write-off of $0.1 million of deferred financing fees.
(5) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	February 28, 2015				August 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$1,657	$—	$1,657	$—	$713	$—	$713	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$2,206	$—	$2,206	$—	$557	$—	$557	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$—	$—	$—	$—	$58,882	$—	$58,882	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $145.4 million and $118.0 million as of February 28, 2015 and August 31, 2014, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2015 and August 31, 2014.
Long-term fixed-rate debt as shown in the table above represents debt issued in Euros recorded at cost and presented at fair value for disclosure purposes. On February 26, 2015, this debt was extinguished (refer to Note 4 of this Form 10-Q for additional information). As of August 31, 2014, the Level 2 fair value of this debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2015, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the periods presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) INCOME TAXES
The effective tax rate for the three and six months ended February 28, 2015 was 114.4% and 39.6%, respectively, and for the three and six months ended February 28, 2014 was 34.0% and 29.3%, respectively. The increase in the effective tax rates for the three and six months ended February 28, 2015 as compared with the same periods last year was driven primarily by the increase in the U.S. restructuring and other U.S. charges with no tax benefit. The increase in the effective tax rate for the three months ended February 28, 2015 in comparison with the other periods presented is primarily due to $6.2 million of U.S. costs in the three month period with no tax benefit related to the accelerated vesting of equity compensation awards for the CEO transition, refer to Note 10 of this Form 10-Q.
We record quarterly taxes based on overall estimated annual effective tax rates. In addition to the discrete items noted above, the difference between our effective tax rate and the U.S. statutory federal income tax rate in both years was primarily attributable to our overall foreign tax rate being less than the U.S. statutory federal income tax rate and the valuation allowance on our U.S. and certain foreign deferred tax assets.
As of February 28, 2015, the Company's gross unrecognized tax benefits totaled $3.7 million. If recognized, $3.0 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 28, 2015, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits.
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
(7) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
Defined benefit pension plans:
Service cost	$1,169	$960	$2,423	$1,908
Interest cost	1,095	1,355	2,263	2,689
Expected return on plan assets	(448)	(455)	(919)	(899)
Actuarial loss (gain) and amortization of prior service cost (credit), net	735	355	1,521	704
Net periodic pension benefit cost	$2,551	$2,215	$5,288	$4,402

Other postretirement benefit plan:
Service cost	$1	$1	$2	$2
Interest cost	110	123	220	246
Actuarial loss (gain) and amortization of prior service cost (credit), net	(136)	(141)	(271)	(280)
Net periodic postretirement benefit cost (credit)	$(25)	$(17)	$(49)	$(32)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2014	$48,185	$268,545	$(16,691)	$606,898	$(379,894)	$9,408	$536,451
Comprehensive income (loss)			(57,110)	12,270		486	(44,354)
Cash dividends paid, $0.41 per share				(12,006)			(12,006)
Cash distributions to noncontrolling interests						(1,750)	(1,750)
Purchase of treasury stock					(3,335)		(3,335)
Issuance of treasury stock		54			59		113
Stock options exercised	3	16					19
Restricted stock issued, net of forfeitures	329	(329)					—
Redemption of common stock to cover tax withholdings	(150)	(4,849)					(4,999)
Amortization of restricted stock		9,497					9,497
Balance as of February 28, 2015	$48,367	$272,934	$(73,801)	$607,162	$(383,170)	$8,144	$479,636
(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2014	$(2,805)	$(39,141)		$(41,946)
Other comprehensive income (loss) before reclassifications	(32,491)	—		(32,491)
Amounts reclassified to earnings	—	599	(2)	599
Net current period other comprehensive income (loss)	(32,491)	599		(31,892)
Less: comprehensive income (loss) attributable to noncontrolling interests	(37)	—		(37)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(32,454)	599		(31,855)
Balance as of February 28, 2015	$(35,259)	$(38,542)		$(73,801)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications	(58,106)	—		(58,106)
Amounts reclassified to earnings	—	935	(2)	935
Net current period other comprehensive income (loss)	(58,106)	935		(57,171)
Less: comprehensive income (loss) attributable to noncontrolling interests	(61)	—		(61)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(58,045)	935		(57,110)
Balance as of February 28, 2015	$(35,259)	$(38,542)		$(73,801)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2013	$29,610	$(16,911)		$12,699
Other comprehensive income (loss) before reclassifications	4,498	—		4,498
Amounts reclassified to earnings	—	115	(2)	115
Net current period other comprehensive income (loss)	4,498	115		4,613
Less: comprehensive income (loss) attributable to noncontrolling interests	(84)	—		(84)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	4,582	115		4,697
Balance as of February 28, 2014	$34,192	$(16,796)		$17,396

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2013	$17,712		$(17,030)		$682
Other comprehensive income (loss) before reclassifications	17,251		—		17,251
Amounts reclassified to earnings	(885)	(3)	234	(2)	(651)
Net current period other comprehensive income (loss)	16,366		234		16,600
Less: comprehensive income (loss) attributable to noncontrolling interests	(114)		—		(114)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	16,480		234		16,714
Balance as of February 28, 2014	$34,192		$(16,796)		$17,396

(1) All amounts presented are net of tax. All tax amounts are related to pension and other retiree benefits.
(2) Represents amortization of net actuarial loss and prior service costs. Reclassified from accumulated other comprehensive income into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 7 of this Form 10-Q for further details.
(3) Reclassified from accumulated other comprehensive income into income (loss) from discontinued operations on the consolidated statements of operations on the sale of the rotational compounding business in Australia. Refer to Note 19 of the Company's Form 10-K for the year ended August 31, 2014 for further details.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) SHARE-BASED INCENTIVE COMPENSATION PLANS
On December 12, 2014, upon approval by its stockholders and Board of Directors, the Company adopted the A. Schulman, Inc. 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"). The 2014 Equity Incentive Plan provides for the grant of various share-based incentive compensation awards and unless terminated earlier, will continue until December 12, 2024. A total of 2,000,000 shares of common stock may be issued under the 2014 Equity Incentive Plan.
During the second quarter of fiscal 2015, the Company granted 29,274 and 175,636 shares of time-based and performance-based restricted stock awards, with a weighted-average grant date fair value of $33.52 per share. All of the performance-based restricted awards granted during fiscal 2015 vest based on the attainment of specific performance conditions. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period. All other terms and conditions of the awards granted during the current year are consistent with the awards granted in the prior year. Additionally, the Company granted non-employee directors a total of 18,810 shares of unrestricted common stock.
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
Time-based and performance-based restricted stock awards	$2,369	$873	$3,676	$2,199
Board of Directors unrestricted awards	630	797	630	797
CEO transition costs	6,167	—	6,167	—
Total share-based incentive compensation	$9,166	$1,670	$10,473	$2,996

CEO transition costs represent a one-time charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of February 28, 2015 was $11.2 million. This cost is expected to be recognized over a weighted-average period of 1.8 years.
As of February 28, 2015, there were 750,912 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, 188,249 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 2,000,000 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and vesting of restricted stock awards, calculated using the treasury stock method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
Weighted-average shares outstanding:
Basic	29,138	29,059	29,078	29,038
Incremental shares from equity awards	—	218	460	202
Diluted	29,138	29,277	29,538	29,240
Diluted weighted-average shares outstanding for the three months ended February 28, 2015 excludes approximately 400,000 shares related to equity awards, as their inclusion would have been anti-dilutive.
(12) SEGMENT INFORMATION
The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following regions, which are also the Company’s current reportable segments: Europe, Middle East and Africa (“EMEA”), United States & Canada (“USCAN”), Latin America (“LATAM”), and Asia Pacific (“APAC”).
The CODM uses net sales to unaffiliated customers, segment gross profit and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as CEO transition costs, restructuring and related costs including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions and integration. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
On January 1, 2015, the Company’s new President and CEO assumed the role of CODM. Based on the new management structure and an evaluation of how the new CODM makes decisions, assesses performance and allocates resources, the Company discloses the following four reportable segments from the second quarter of fiscal 2015: EMEA, USCAN, LATAM and APAC.
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
EMEA	$315,146	$383,024	$686,337	$775,486
USCAN	133,434	108,692	278,141	204,633
LATAM	41,133	48,407	87,314	98,993
APAC	52,582	48,385	105,556	94,793
Total net sales to unaffiliated customers	$542,295	$588,508	$1,157,348	$1,173,905

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below the Company presents gross profit by segment:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
EMEA	$44,507	$47,499	$94,213	$99,439
USCAN	19,745	13,370	44,374	27,120
LATAM	7,101	7,856	12,751	15,539
APAC	7,382	6,527	14,632	13,150
Total segment gross profit	78,735	75,252	165,970	155,248
Inventory step-up	—	(782)	(341)	(1,199)
Accelerated depreciation, restructuring and related costs	(596)	(137)	(596)	(608)
Costs related to acquisitions and integrations	(65)	(34)	(115)	(34)
Total gross profit	$78,074	$74,299	$164,918	$153,407
Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
EMEA	$16,277	$17,553	$36,316	$37,972
USCAN	5,925	2,839	17,317	6,699
LATAM	2,281	3,430	2,877	6,933
APAC	3,423	3,176	6,931	6,542
Total segment operating income	27,906	26,998	63,441	58,146
Corporate	(9,006)	(7,714)	(16,490)	(14,397)
Costs related to acquisitions and integrations	(3,337)	(1,851)	(4,389)	(2,487)
Restructuring and related costs	(3,779)	(2,792)	(9,359)	(6,164)
CEO transition costs	(6,167)	—	(6,167)	—
Asset impairment	—	(104)	—	(104)
Accelerated depreciation	(298)	—	(298)	(108)
Inventory step-up	—	(782)	(341)	(1,199)
Operating income	5,319	13,755	26,397	33,687
Interest expense, net	(2,245)	(2,407)	(4,509)	(4,536)
Foreign currency transaction gains (losses)	(1,141)	(1,466)	(2,240)	(2,148)
Other income (expense), net	245	193	404	271
Gain on early extinguishment of debt	1,290	—	1,290	—
Income from continuing operations before taxes	$3,468	$10,075	$21,342	$27,274

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The consolidated net sales for these product families are as follows:

	Three months ended February 28,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$43,266	8%	$45,765	8%
Masterbatch solutions	178,451	33	179,572	30
Engineered plastics	172,830	32	183,040	31
Specialty powders	69,233	13	79,864	14
Distribution services	78,515	14	100,267	17
Total consolidated net sales	$542,295	100%	$588,508	100%

	Six months ended February 28,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$91,344	8%	$90,706	8%
Masterbatch solutions	380,481	33	362,476	31
Engineered plastics	367,346	32	363,738	31
Specialty powders	151,590	13	166,811	14
Distribution services	166,587	14	190,174	16
Total consolidated net sales	$1,157,348	100%	$1,173,905	100%
The three and six months ended February 28, 2014 include a reclassification of revenue between product families to better reflect the way the businesses are managed.
(13) RESTRUCTURING
Fiscal 2015 Restructuring Plans
EMEA Reorganization Plan
In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company reduced headcount in EMEA by approximately 40 during the first half of fiscal 2015. The Company recorded pretax employee-related costs of $0.3 million and $4.5 million during the three and six months ended February 28, 2015, respectively, and expects to recognize additional pretax employee-related costs of $1.6 million throughout the remainder of fiscal 2015 for this plan. As of February 28, 2015, the Company has a balance of $2.0 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 and into fiscal 2016 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

North American Production Facilities Consolidation Plan
In November 2014, the Company announced plans to consolidate its North American production facilities. As part of the ongoing review of its manufacturing footprint, the Company will close its plant in Stryker, Ohio in the third quarter of fiscal 2015 and shift the plant’s production to other North American facilities. The Company expects to reduce headcount by approximately 70 by the end of fiscal 2015. The Company recorded pretax employee-related costs of $0.4 million and $1.0 million during the three and six months ended February 28, 2015, respectively, and expects minimal charges related to this plan to be recognized throughout the remainder of fiscal 2015. As of February 28, 2015, the Company has a balance of $0.9 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
North American SG&A Reduction Plan
In November 2014, the Company announced plans to reduce headcount primarily in North America selling, general and administrative functions as part of its ongoing effort to drive further synergies from recent acquisitions. The Company expects to reduce headcount by approximately 15 by the end of fiscal 2015. The Company recorded pretax employee-related costs of $0.4 million and $0.6 million during the three and six months ended February 28, 2015, respectively, and expects minimal charges related to this plan to be recognized throughout the remainder of fiscal 2015. As of February 28, 2015, the Company has a balance of $0.3 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
Brazil Production Facilities Consolidation Plan
In February 2015, the Company initiated plans to close its facility in Contagem, Brazil in the third quarter of fiscal 2015 and shift the production to its facility in Sumare, Brazil. The Company reduced headcount by approximately 20, which the majority occurred during the second quarter of fiscal 2015. The Company recorded $0.4 million of pretax employee-related costs and other restructuring expenses during the three and six months ended February 28, 2015, and expects minimal charges related to this plan to be recognized throughout the remainder of fiscal 2015. As of February 28, 2015, the Company has a balance of $0.3 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	7,236	645	—	7,881
Fiscal 2015 payments	(3,698)	(514)	—	(4,212)
Translation	—	—	(846)	(846)
Accrual balance as of February 28, 2015	$5,283	$502	$(1,150)	$4,635
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
EMEA	$1,345	$124	$5,619	$625
USCAN	855	590	1,656	658
LATAM	462	1,002	606	2,146
APAC	—	11	—	76
Total restructuring expense	$2,662	$1,727	$7,881	$3,505

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) COMMITMENTS AND CONTINGENCIES
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
On January 7, 2015, the Company completed its remaining capital contribution with a cash investment of €10.8 million for its joint venture agreement, Natpet Schulman Specialty Plastic Compounds Co., with NATPET of Jeddah, Saudi Arabia. On March 22, 2015, the Company entered into an agreement with the Saudi Industrial Development Fund ("SIDF") guaranteeing the payment by the joint venture of Saudi riyal 50 million, or $13.3 million, equivalent to 50% of loans to be made by SIDF to the joint venture.
As discussed in Note 2 of this Form 10-Q, on March 15, 2015, the Company entered into a definitive agreement ("the Purchase Agreement") to acquire Citadel for $800 million. In the event the Company fails to close the acquisition when required due to its failure to secure the financing necessary to complete the acquisition, then, subject to certain exceptions and requirements, either party may terminate the Purchase Agreement and the Company would be required to pay a financing failure fee of $40 million as liquidated damages.
There were no other material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
(15) SHARE REPURCHASE PROGRAM
For a discussion of the Company's Share Repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Company purchased 109,422 shares of common stock entirely in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of February 28, 2015, shares valued at $51.7 million remained authorized for repurchase.
(16) ACCOUNTING PRONOUNCEMENTS
In February 2015, the Financial Accounting Standards Board (“the FASB”) released updated consolidation guidance that changed the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal years ending after December 15, 2016, including interim periods. Early application is permitted. The Company will evaluate the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued new accounting guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard is effective for fiscal years ending after December 15, 2016, including interim periods. Early application is permitted. The standard is not anticipated to have an impact on the Company's consolidated financial statements.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No other new accounting pronouncements issued or with effective dates during fiscal 2015 had or are expected to have a material impact on the Company's consolidated financial statements.
(17) DISCONTINUED OPERATIONS
The Company completed the sale of all of the fixed and intangible assets of its rotational compounding business in Australia for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's specialty powders product family within the APAC segment.
The following summarizes select financial information included in income (loss) from discontinued operations:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
	(In thousands)
Net sales	$—	$83	$—	$1,372
Income (loss) from discontinued operations, net of tax	$(58)	$347	$(68)	$3,002
During the six months ended February 28, 2014, the Company recorded a gain on the sale of assets of $3.3 million. Income taxes were minimal for all periods presented.

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
On January 1, 2015, the Company’s new President and CEO assumed the role of CODM. Based on the new management structure and an evaluation of how the new CODM makes decisions, assesses performance and allocates resources, the Company discloses the following four reportable segments from the second quarter of fiscal 2015:

•	Europe, Middle East and Africa (“EMEA”),

•	United States & Canada (“USCAN”),

•	Latin America (“LATAM”), and

•	Asia Pacific (“APAC”).
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
Fiscal Year 2015 Significant Events
The following represent significant events during fiscal year 2015:

1.
Business Acquisitions. On March 15, 2015, the Company entered into a definitive Stock Purchase Agreement (the "Purchase Agreement") to acquire all of the issued and outstanding shares of privately held HGGC Citadel Plastics Holdings, Inc. (“Citadel”), a portfolio company of certain private equity firms, for $800 million. The purchase price will be reduced by the amount of Citadel’s indebtedness and unpaid transaction expenses on the closing date, increased by the amount of Citadel’s cash and cash equivalents on the closing date, and may be increased or decreased, as applicable, based on the company’s working capital on the closing date relative to target working capital, among other adjustments. Citadel is a leading North American specialty engineered plastics company that produces thermoset composites and thermoplastic compounds for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The transaction, which is subject to standard closing conditions, including the termination or expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under similar foreign regulations applicable to the merger, is expected to close in the third quarter of the Company's fiscal 2015. In the event the Company fails to close the acquisition when required due to its failure to secure the financing necessary to complete the acquisition, then, subject to certain exceptions and requirements, either party may terminate the Purchase Agreement and the Company would be required to pay a financing failure fee of $40 million as liquidated damages.

On September 2, 2014, the Company acquired Compco Pty. Ltd. (“Compco”), a manufacturer of masterbatches and custom colors in Melbourne, Australia for $6.7 million.

2.
CEO Transition. On January 1, 2015, Bernard Rzepka succeeded Joseph M. Gingo as the Company’s President and Chief Executive Officer. On December 12, 2014, Mr. Gingo was re-elected as the Chairman of the Company’s Board of Directors and Mr. Rzepka was elected to the Board.

3.
Dividend Activities. In October 2014, the Company increased its regular quarterly cash dividend by 2.5% to $0.205 per common share which reflects the Company's confidence in its ability to generate cash and its long-term growth prospects, along with a continued commitment to shareholders. This continues the Company's history of annual dividend payments that began in 1972.

4.
China Expansion. In December 2014, the Company announced that it has added equipment in its manufacturing facility in Dongguan, China to accommodate an increase in demand in the masterbatch solutions product family. This new production line will double the current masterbatch solutions production capacity at the facility.

5.
Restructuring Plans. In the first quarter of fiscal 2015, the Company announced three restructuring actions that will further optimize its back-office and support functions as well as consolidate its manufacturing footprint. The Company expects to reduce headcount by approximately 125 and realize annual savings of approximately $8 million on completion of these activities.

During the second quarter of fiscal 2015, the Company initiated an additional plan to close its facility in Contagem, Brazil and shift the production to its facility in Sumare, Brazil. The Company expects to reduce headcount by approximately 20 and realize annual savings of approximately $1.1 million on completion of these activities.

6.	Share Repurchases. The Company repurchased 109,422 shares of its common stock during the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million.
Results of Operations
Segment Information

	Three months ended February 28,
					Favorable (unfavorable)
EMEA	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	308,858	306,216	2,642	0.9%
Net sales	$315,146	$383,024	$(67,878)	(17.7)%	$(51,696)	(4.2)%
Segment gross profit	$44,507	$47,499	$(2,992)	(6.3)%	$(6,577)	7.5%
Segment gross profit percentage	14.1%	12.4%
Segment operating income	$16,277	$17,553	$(1,276)	(7.3)%	$(2,517)	7.1%
Price per pound	$1.020	$1.251	$(0.231)	(18.5)%	$(0.168)	(5.0)%
Segment operating income per pound	$0.053	$0.057	$(0.004)	(7.0)%	$(0.008)	7.0%
Three months ended February 28, 2015
EMEA net sales for the three months ended February 28, 2015 were $315.1 million compared with $383.0 million in the corresponding prior-year period. Excluding the unfavorable impact of foreign currency translation of $51.7 million, sales declined by 4.2%, primarily due to lower sales prices, which resulted from declining raw material prices. These declines were partially offset by increased organic volumes in the masterbatch solutions product family as well as the incremental contribution of the Ferro Specialty Plastics (“Specialty Plastics”) acquisition which increased net sales and volume by $9.7 million and 7.5 million pounds, respectively.
EMEA gross profit was $44.5 million for the three months ended February 28, 2015. Excluding the negative impact of foreign currency translation of $6.6 million, gross profit increased by $3.6 million, or 7.5% primarily due to improved product mix and inventory management as well as the incremental contribution of the Specialty Plastics acquisition.
EMEA operating income for the three months ended February 28, 2015 was $16.3 million. Excluding the negative impact of foreign currency translation of $2.5 million, operating income increased by $1.2 million, or 7.1%. Operating income increased due to higher gross profit as noted above and lower selling, general and administrative ("SG&A") expense. SG&A expense decreased by $1.7 million primarily due to the favorable impact of foreign currency translation of $4.1 million and restructuring savings, partially offset by incremental SG&A expenses from the Specialty Plastics acquisition of $0.8 million, higher incentive compensation of $0.7 million and increased professional fees of $0.6 million.

	Six months ended February 28,
					Favorable (unfavorable)
EMEA	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	625,316	618,436	6,880	1.1%
Net sales	$686,337	$775,486	$(89,149)	(11.5)%	$(73,181)	(2.1)%
Segment gross profit	$94,213	$99,439	$(5,226)	(5.3)%	$(9,586)	4.4%
Segment gross profit percentage	13.7%	12.8%
Segment operating income	$36,316	$37,972	$(1,656)	(4.4)%	$(3,720)	5.4%
Price per pound	$1.098	$1.254	$(0.156)	(12.4)%	$(0.117)	(3.1)%
Segment operating income per pound	$0.058	$0.061	$(0.003)	(4.9)%	$(0.006)	4.9%
Six months ended February 28, 2015
EMEA net sales for the six months ended February 28, 2015 were $686.3 million compared with $775.5 million in the corresponding prior-year period. Excluding the unfavorable impact of foreign currency translation of $73.2 million, sales declined by 2.1%. Lower organic volumes across most product families were partially offset by increased volumes in the masterbatch solutions product family. During the six months ended February 28, 2015, the incremental contribution of the Specialty Plastics acquisition in EMEA was $20.7 million and 14.9 million pounds in net sales and volume, respectively.
EMEA gross profit was $94.2 million for the six months ended February 28, 2015. Excluding the negative impact of foreign currency translation of $9.6 million, gross profit increased by $4.4 million or 4.4% primarily due to improved product mix and inventory management as well as the incremental contribution of the Specialty Plastics acquisition.
EMEA operating income for the six months ended February 28, 2015 was $36.3 million compared with $38.0 million for the six months ended February 28, 2014. Excluding the negative impact of foreign currency translation of $3.7 million, operating income increased by $2.1 million, or 5.4%. Operating income increased due to higher gross profit as noted above and lower selling, general and administrative ("SG&A") expense. SG&A expense decreased by $3.6 million primarily due to the favorable impact foreign currency translation of $5.9 million and restructuring savings partially offset by incremental SG&A expenses from the Specialty Plastics acquisition of $1.7 million and increased professional fees of $0.9 million.

	Three months ended February 28,
					Favorable (unfavorable)
USCAN	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	133,469	120,564	12,905	10.7%
Net sales	$133,434	$108,692	$24,742	22.8%	$(375)	23.1%
Segment gross profit	$19,745	$13,370	$6,375	47.7%	$(53)	48.1%
Segment gross profit percentage	14.8%	12.3%
Segment operating income	$5,925	$2,839	$3,086	108.7%	$(53)	110.6%
Price per pound	$1.000	$0.902	$0.098	10.9%	$(0.003)	11.2%
Segment operating income per pound	$0.044	$0.024	$0.020	83.3%	$(0.001)	87.5%
Three months ended February 28, 2015
USCAN net sales for the three months ended February 28, 2015 were $133.4 million, an increase of $24.7 million or 22.8% compared with the prior-year period. During the second quarter of fiscal 2015, the incremental contribution of the Prime Colorants and Specialty Plastics acquisitions was $24.6 million and 15.3 million pounds in net sales and volume, respectively. Excluding the impact of foreign currency translation and acquisitions, price per pound increased principally driven by improved product mix.
USCAN gross profit was $19.7 million for the three months ended February 28, 2015, an increase of $6.4 million from the comparable period last year. The benefits of recent acquisitions and related integration, along with improved mix were partially offset by unfavorable foreign currency translation.

USCAN operating income for the three months ended February 28, 2015 was $5.9 million compared with $2.8 million in the same quarter of fiscal 2014. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from recent acquisitions of $1.8 million, increased variable compensation of $0.7 million and unfavorable foreign currency translation.

	Six months ended February 28,
					Favorable (unfavorable)
USCAN	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	286,433	240,348	46,085	19.2%
Net sales	$278,141	$204,633	$73,508	35.9%	$(723)	36.3%
Segment gross profit	$44,374	$27,120	$17,254	63.6%	$(103)	64.0%
Segment gross profit percentage	16.0%	13.3%
Segment operating income	$17,317	$6,699	$10,618	158.5%	$(105)	160.1%
Price per pound	$0.971	$0.851	$0.120	14.1%	$(0.003)	14.5%
Segment operating income per pound	$0.060	$0.028	$0.032	114.3%	$(0.001)	117.9%
Six months ended February 28, 2015
USCAN net sales for the six months ended February 28, 2015 were $278.1 million, an increase of $73.5 million or 35.9% compared with the prior-year period. During the six months ended February 28, 2015, the incremental contribution of the Network Polymers, Prime Colorants and Specialty Plastics acquisitions was $69.4 million and 44.4 million pounds in net sales and volume, respectively. Excluding the impact of foreign currency translation and acquisitions, price per pound increased principally driven by improved product mix. Foreign currency translation negatively impacted net sales by $0.7 million.
USCAN gross profit was $44.4 million for the six months ended February 28, 2015, an increase of $17.3 million from the comparable period last year. The benefits of recent acquisitions and improved mix were partially offset by unfavorable foreign currency translation.
USCAN operating income for the six months ended February 28, 2015 was $17.3 million compared with $6.7 million in the same period last year. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from recent acquisitions of $5.1 million, increased compensation and benefits of $1.1 million and unfavorable foreign currency translation.

	Three months ended February 28,
					Favorable (unfavorable)
LATAM	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	30,393	35,670	(5,277)	(14.8)%
Net sales	$41,133	$48,407	$(7,274)	(15.0)%	$(5,598)	(3.5)%
Segment gross profit	$7,101	$7,856	$(755)	(9.6)%	$(891)	1.7%
Segment gross profit percentage	17.3%	16.2%
Segment operating income	$2,281	$3,430	$(1,149)	(33.5)%	$(405)	(21.7)%
Price per pound	$1.353	$1.357	$(0.004)	(0.3)%	$(0.185)	13.3%
Segment operating income per pound	$0.075	$0.096	$(0.021)	(21.9)%	$(0.013)	(8.3)%
Three months ended February 28, 2015
LATAM net sales for the three months ended February 28, 2015 were $41.1 million, a decrease of $7.3 million or 15.0% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation, which decreased net sales by $5.6 million, price per pound increased principally driven by improved product mix. Volumes decreased primarily in the specialty powders and masterbatch solutions product families.
LATAM gross profit was $7.1 million for the three months ended February 28, 2015, a decrease of $0.8 million from the comparable period last year. The benefits of improved product mix were offset by unfavorable foreign currency translation of $0.9 million and volume decreases as mentioned above.

LATAM operating income for the three months ended February 28, 2015 was $2.3 million compared with $3.4 million in the same quarter of fiscal 2014. Operating income decreased due to unfavorable foreign currency translation and increased SG&A.

	Six months ended February 28,
					Favorable (unfavorable)
LATAM	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	63,337	71,120	(7,783)	(10.9)%
Net sales	$87,314	$98,993	$(11,679)	(11.8)%	$(9,465)	(2.2)%
Segment gross profit	$12,751	$15,539	$(2,788)	(17.9)%	$(1,436)	(8.7)%
Segment gross profit percentage	14.6%	15.7%
Segment operating income	$2,877	$6,933	$(4,056)	(58.5)%	$(679)	(48.7)%
Price per pound	$1.379	$1.392	$(0.013)	(0.9)%	$(0.149)	9.8%
Segment operating income per pound	$0.045	$0.097	$(0.052)	(53.6)%	$(0.011)	(42.3)%
Six months ended February 28, 2015
LATAM net sales for the six months ended February 28, 2015 were $87.3 million, a decrease of $11.7 million or 11.8% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation, which decreased net sales by $9.5 million, price per pound increased principally driven by improved product mix. Volumes decreased across nearly all product families.
LATAM gross profit was $12.8 million for the six months ended February 28, 2015, a decrease of $2.8 million from the comparable period last year. The benefits of improved product mix were partially offset by unfavorable foreign currency translation of $1.4 million and decreased volumes as noted above.
LATAM operating income for the six months ended February 28, 2015 was $2.9 million compared with $6.9 million in the same period last year. Operating income decreased due to the above noted decrease in gross profit, increase of SG&A of $1.3 million and unfavorable foreign currency translation of $0.7 million. SG&A increased primarily due to higher compensation and benefit expense.

	Three months ended February 28,
					Favorable (unfavorable)
APAC	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	44,257	38,194	6,063	15.9%
Net sales	$52,582	$48,385	$4,197	8.7%	$(2,022)	12.9%
Segment gross profit	$7,382	$6,527	$855	13.1%	$(211)	16.3%
Segment gross profit percentage	14.0%	13.5%
Segment operating income	$3,423	$3,176	$247	7.8%	$(90)	10.6%
Price per pound	$1.188	$1.267	$(0.079)	(6.2)%	$(0.046)	(2.6)%
Segment operating income per pound	$0.077	$0.083	$(0.006)	(7.2)%	$(0.002)	(4.8)%
Three months ended February 28, 2015
APAC net sales for the three months ended February 28, 2015 were $52.6 million, an increase of $4.2 million or 8.7% compared with the same prior-year period. During the second quarter of fiscal 2015, the Compco acquisition in Australia contributed net sales and volume of $2.4 million and 1.9 million pounds, respectively. Organic volumes also increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family, unfavorable product mix in the engineered plastics product family and negative foreign currency translation of $2.0 million.
APAC gross profit for the three months ended February 28, 2015 was $7.4 million, an increase of $0.9 million compared with the prior-year period. Gross profit benefited from the positive contribution of the Compco acquisition and increased organic volume, partially offset by negative foreign currency translation of $0.2 million.

APAC operating income for the three months ended February 28, 2015 was $3.4 million compared with $3.2 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the Compco acquisition of $0.2 million and increased variable incentive compensation expense of $0.3 million.

	Six months ended February 28,
					Favorable (unfavorable)
APAC	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	86,487	73,456	13,031	17.7%
Net sales	$105,556	$94,793	$10,763	11.4%	$(2,527)	14.0%
Segment gross profit	$14,632	$13,150	$1,482	11.3%	$(269)	13.3%
Segment gross profit percentage	13.9%	13.9%
Segment operating income	$6,931	$6,542	$389	5.9%	$(123)	7.8%
Price per pound	$1.220	$1.290	$(0.070)	(5.4)%	$(0.030)	(3.1)%
Segment operating income per pound	$0.080	$0.089	$(0.009)	(10.1)%	$(0.002)	(7.9)%
Six months ended February 28, 2015
APAC net sales for the six months ended February 28, 2015 were $105.6 million, an increase of $10.8 million compared with the same prior-year period. During the six months ended February 28, 2015, the Compco acquisition in Australia contributed net sales and volume of $5.8 million and 4.2 million pounds, respectively. Organic volumes also increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family, unfavorable product mix in the engineered plastics product family and negative foreign currency translation of $2.5 million.
APAC gross profit for the six months ended February 28, 2015 was $14.6 million, an increase of $1.5 million compared with the same prior-year period. Gross profit benefited from the positive contribution of the Compco acquisition and increased organic volumes, partially offset by negative foreign currency translation of $0.3 million.
APAC operating income for the six months ended February 28, 2015 was $6.9 million compared with $6.5 million in the prior-year. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the Compco acquisition of $0.5 million and increased variable incentive compensation expense of $0.3 million.

	Three months ended February 28,
					Favorable (unfavorable)
Consolidated	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	516,977	500,644	16,333	3.3%
Net sales	$542,295	$588,508	$(46,213)	(7.9)%	$(59,691)	2.3%
Operating income	$5,319	$13,755	$(8,436)	(61.3)%	$(2,945)	(39.9)%
Total operating income before certain items*	$18,900	$19,284	$(384)	(2.0)%	$(3,066)	13.9%
Price per pound	$1.049	$1.176	$(0.127)	(10.8)%	$(0.115)	(1.0)%
Total operating income per pound before certain items*	$0.037	$0.039	$(0.002)	(5.1)%	$(0.005)	7.7%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.
Three months ended February 28, 2015
Consolidated net sales for the three months ended February 28, 2015 were $542.3 million compared with $588.5 million for the three months ended February 28, 2014. Incremental net sales and volume in the second quarter of fiscal 2015 from the Company’s recent acquisitions contributed $36.7 million and 24.7 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the three months ended February 28, 2015 by $59.7 million.
Operating income decreased $8.4 million for the three months ended February 28, 2015 compared with the same prior year period. Total operating income before certain items for the three months ended February 28, 2015 was $18.9 million, a decrease of $0.4 million compared with the same prior year period. The decrease in total operating income before certain items was primarily due to the negative impact of foreign currency translation of $3.1 million and increase in SG&A expense as noted below, partially offset by the contribution from recent acquisitions of $3.3 million.
The Company’s SG&A expenses, excluding certain items, increased by $3.9 million for the three months ended February 28, 2015 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $2.5 million from recent acquisitions, increased variable incentive compensation expense of $2.3 million and increased professional fees of $1.1 million, partially offset by favorable foreign currency translation of $4.7 million. Items excluded from SG&A expenses consist of $10.3 million of expense related to CEO transition costs, acquisition and integration activities and restructuring and related costs for the three months ended February 28, 2015 and $2.7 million of acquisition and integration activities and restructuring and related costs for the three months ended February 28, 2014.

	Six months ended February 28,
					Favorable (unfavorable)
Consolidated	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,061,573	1,003,360	58,213	5.8%
Net sales	$1,157,348	$1,173,905	$(16,557)	(1.4)%	$(85,896)	5.9%
Operating income	$26,397	$33,687	$(7,290)	(21.6)%	$(4,422)	(8.5)%
Total operating income before certain items*	$46,951	$43,749	$3,202	7.3%	$(4,626)	17.9%
Price per pound	$1.090	$1.170	$(0.080)	(6.8)%	$(0.081)	0.1%
Total operating income per pound before certain items*	$0.044	$0.044	$—	—%	$(0.005)	11.4%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 12 of this Form 10-Q.
Six months ended February 28, 2015
Consolidated net sales for the six months ended February 28, 2015 were $1,157.3 million compared with $1,173.9 million for the six months ended February 28, 2014. Incremental net sales and volume for the six months ended February 28, 2015 from the Company’s recent acquisitions contributed $95.9 million and 63.5 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the six months ended February 28, 2015 by $85.9 million.
Operating income decreased $7.3 million for the six months ended February 28, 2015 compared with the same prior year period. Total operating income before certain items for the six months ended February 28, 2015 was $47.0 million, an increase of $3.2 million compared with last year. The increase in total operating income before certain items was primarily due to the contribution from recent acquisitions of $9.6 million, partially offset by the negative impact of foreign currency translation of $4.6 million and increased by SG&A expense as noted below.
The Company’s SG&A expenses, excluding certain items, increased by $7.5 million for the six months ended February 28, 2015 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $6.2 million from recent acquisitions and increased legal and professional fees of $2.5 million, bad debt expense of $0.5 million and amortization of ERP implementation costs of $0.6 million, partially offset by favorable foreign currency translation of $6.8 million. Items excluded from SG&A expenses consist of $11.6 million of expense related to CEO transition costs, acquisition and integration activities and restructuring and related costs for the six months ended February 28, 2015 and $4.6 million of acquisition and integration activities and restructuring and related costs for the three months ended February 28, 2014.
Additional consolidated results
Interest expense, net of interest income, decreased $0.2 million for the three months ended February 28, 2015, and was flat for the six months ended February 28, 2015 compared with the same periods in the prior year.
The Company experienced foreign currency losses of $1.1 million and $2.2 million for the three and six months ended February 28, 2015, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2015 and August 31, 2014.
Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture.
Net income attributable to the Company’s stockholders was a loss of $0.9 million and income of $6.9 million for the three months ended February 28, 2015 and 2014, respectively. Net income attributable to the Company’s stockholders was $12.3 million and $21.9 million for the six months ended February 28, 2015 and 2014, respectively. Foreign currency translation negatively impacted net income by $1.8 million and $1.9 million for the three and six months ended February 28, 2015, respectively.
Product Families
Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended February 28,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$43,266	8%	$45,765	8%
Masterbatch solutions	178,451	33	179,572	30
Engineered plastics	172,830	32	183,040	31
Specialty powders	69,233	13	79,864	14
Distribution services	78,515	14	100,267	17
Total consolidated net sales	$542,295	100%	$588,508	100%

	Six months ended February 28,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$91,344	8%	$90,706	8%
Masterbatch solutions	380,481	33	362,476	31
Engineered plastics	367,346	32	363,738	31
Specialty powders	151,590	13	166,811	14
Distribution services	166,587	14	190,174	16
Total consolidated net sales	$1,157,348	100%	$1,173,905	100%

The three and six months ended February 28, 2014 include a reclassification of revenue between product families to better reflect the way the businesses are managed.

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

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
EMEA	74%	77%	81%	82%
USCAN	60%	56%	63%	60%
LATAM	64%	74%	68%	80%
APAC	62%	72%	64%	70%
Worldwide	67%	69%	71%	73%
Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	7,236	645	—	7,881
Fiscal 2015 payments	(3,698)	(514)	—	(4,212)
Translation	—	—	(846)	(846)
Accrual balance as of February 28, 2015	$5,283	$502	$(1,150)	$4,635
For discussion of the Company's fiscal 2015 restructuring plans, refer to Note 13 in this Form 10-Q.
Income Tax
The effective tax rate for the three and six months ended February 28, 2015 was 114.4% and 39.6%, respectively, and for the three and six months ended February 28, 2014 was 34.0% and 29.3%, respectively. The increase in the effective tax rates for the three and six months ended February 28, 2015 as compared with the same periods last year was driven primarily by the increase in the U.S. restructuring and other U.S. charges with no tax benefit. The increase in the effective tax rate for the three months ended February 28, 2015 in comparison with the other periods presented is primarily due to $6.2 million of U.S. costs in the three month period with no tax benefit related to the accelerated vesting of equity compensation awards for the CEO transition, refer to Note 10 of this Form 10-Q.
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

As of June 1, 2014, the annual goodwill impairment test date for fiscal 2014, goodwill was included in five of the Company's reporting units in EMEA (masterbatch solutions, engineered plastics, specialty powders, custom performance colors and distribution services), four reporting units in the former Americas reportable segment (masterbatch solutions, custom performance colors, engineered plastics and specialty powders), and one reporting unit in APAC (engineered plastics). In the first quarter of fiscal 2015, additional goodwill was recorded as a result of the Compco acquisition and allocated to the APAC custom performance colors reporting unit.
As of January 1, 2015, the goodwill that was previously allocated to four reporting units within the former Americas reportable segment was split into seven reporting units within the Company's two new reportable segments, USCAN and LATAM. The Company now reports goodwill in four new reporting units in USCAN (masterbatch solutions, custom performance colors, engineered plastics and specialty powders) and three new reporting units in LATAM (masterbatch solutions, custom performance colors and specialty powders). For further discussion of the Company's goodwill allocation and reportable segment split, refer to Notes 3 and 12 of this Form 10-Q.
Management concluded, based on the quantitative fair value measurements performed, that as of June 1, 2014, the fair values of the EMEA specialty powders and USCAN engineered plastics reporting units exceeded their carrying values by 13% in each instance. As of February 28, 2015, the EMEA specialty powders reporting unit had goodwill of $17.7 million while goodwill in the USCAN engineered plastics reporting unit was $34.5 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the USCAN and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
The Company reviewed goodwill allocated to each of the reporting units within the former Americas segment and newly created USCAN and LATAM segments immediately before and after the reallocation and concluded no interim impairment tests were necessary. Additionally, as of February 28, 2015, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash provided from operations was $1.1 million for the six months ended February 28, 2015 and net cash used in operations was $8.7 million for the six months ended February 28, 2014. The Company’s cash and cash equivalents decreased $43.6 million from August 31, 2014. This decrease was driven primarily by capital expenditures of $21.2 million, capital investment in joint ventures of $12.5 million, dividend payments of $12.0 million, foreign currency translation of $11.3 million, the Compco acquisition of $6.7 million, redemption of common stock of $5.0 million, and share repurchases of $3.3 million. These outflows were funded primarily by net borrowings of $27.5 million.
The Company’s approximate working capital days are summarized as follows:

	February 28, 2015	August 31, 2014	February 28, 2014
Days in receivables	59	55	58
Days in inventory	51	50	55
Days in payables	43	48	47
Total working capital days	67	57	66

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 28, 2015	August 31, 2014	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$91,872	$135,493	$(43,621)	(32.2)%
Working capital, excluding cash	$284,107	$263,715	$20,392	7.7%
Long-term debt	$365,406	$339,546	$25,860	7.6%
Total debt	$389,603	$371,294	$18,309	4.9%
Net debt*	$297,731	$235,801	$61,930	26.3%
Total A. Schulman, Inc.’s stockholders’ equity	$471,492	$527,043	$(55,551)	(10.5)%
* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of February 28, 2015, 91% of the Company's cash and cash equivalents were held by its foreign subsidiaries, compared to 95% as of August 31, 2014. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. In addition, excess cash in the U.S. is generally used to repay outstanding debt.
Working capital, excluding cash, was $284.1 million as of February 28, 2015, an increase of $20.4 million from August 31, 2014. The primary reasons for the increase in working capital from August 31, 2014 included decreases of $63.9 million in accounts payable, $12.0 million in accrued payroll, taxes and related benefits and $7.6 million in short-term debt. These decreases were partially offset by a decrease in inventories of $34.7 million and a decrease in accounts receivable $30.2 million. The translation effect of foreign currencies, primarily the Euro, decreased working capital by $27.9 million.
Capital expenditures for the six months ended February 28, 2015 were $21.2 million compared with $16.5 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
For a discussion of the Company’s credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year-ended August 31, 2014. As of February 28, 2015, the Company was in compliance with its debt covenants and does not believe a subsequent covenant violation is reasonably possible.
On February 3, 2015, the Company obtained a $25.0 million uncommitted line of credit from a financial institution. On February 26, 2015, the Company prepaid the entire principal balance of €42.8 million of its Euro Notes along with accrued interest. As discussed in Note 4 of this Form 10-Q, the Company recognized a net gain $1.3 million on the early extinguishment of this debt. The realized gain was the result of a 14.8% decline in the value of the Euro since August 31, 2014. Repayment of the Euro Notes prior to maturity would have cost approximately $7.1 million in early termination fees as of August 31, 2014.
Below summarizes the Company’s available funds:

	February 28, 2015	August 31, 2014
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Term Loan Facility	185,625	190,625
Domestic short-term lines of credit	40,000	15,000
Foreign short-term lines of credit	46,903	53,520
Total capacity from credit lines and notes	$572,528	$559,145
Availability:
Revolving Facility	$109,853	$193,909
Domestic short-term lines of credit	29,500	—
Foreign short-term lines of credit	41,653	49,250
Total available funds from credit lines and notes	$181,006	$243,159

Total available funds from credit lines and notes represent the total capacity from credit lines and notes less outstanding borrowings of $390.8 million and $315.3 million as of February 28, 2015 and August 31, 2014, respectively, and issued letters of credit of $0.7 million each, as of February 28, 2015 and August 31, 2014.
The Company was in a net debt position of $297.7 million and $235.8 million as of February 28, 2015 and August 31, 2014, respectively. The change of $61.9 million was a result of an increase in total debt of $18.3 million and a decrease in cash and cash equivalents of $43.6 million as previously discussed.
During the three and six months ended February 28, 2015, the Company declared and paid quarterly cash dividends of $0.205 and $0.41 per common share. The total amount of these dividends was $6.0 million and $12.0 million, respectively.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Company repurchased 109,422 shares of common stock entirely in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of February 28, 2015, shares valued at $51.7 million remain authorized for repurchase.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. Accumulated other comprehensive income decreased by $57.1 million during the six months ended February 28, 2015 due to the strengthening of the U.S. dollar against various foreign currencies, most significantly the Euro which declined by 14.8% from 1.319 U.S. dollars to 1 Euro as of August 31, 2014 to 1.124 as of February 28, 2015.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.
Contractual Obligations
On January 7, 2015, the Company completed its remaining capital contribution with a cash investment of €10.8 million for its joint venture agreement, Natpet Schulman Specialty Plastic Compounds Co., with NATPET of Jeddah, Saudi Arabia. On March 22, 2015, the Company entered into an agreement with the Saudi Industrial Development Fund ("SIDF") guaranteeing the payment by the joint venture of Saudi riyal 50 million, or $13.3 million, equivalent to 50% of loans to be made by SIDF to the joint venture.
As discussed in Note 2 of this Form 10-Q, on March 15, 2015, the Company entered into a definitive agreement ("the Purchase Agreement") to acquire Citadel for $800 million. In the event the Company fails to close the acquisition when required due to its failure to secure the financing necessary to complete the acquisition, then, subject to certain exceptions and requirements, either party may terminate the Purchase Agreement and the Company would be required to pay a financing failure fee of $40 million as liquidated damages.
There were no other material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
The Company’s outstanding commercial commitments as of February 28, 2015 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2015.
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
Accounting Pronouncements
For a discussion of accounting pronouncements, refer to Note 16 of this Form 10-Q.
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

•
effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions and the integration thereof, joint ventures and restructuring initiatives;

•	escalation in the cost of providing employee health care;

•	uncertainties regarding the resolution of pending and future litigation and other claims;

•	the performance of the global automotive market as well as other markets served;

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products;

•	operating problems with our information systems as a result of system security failures such as viruses, cyber-attacks or other causes;

•	our ability to consummate the Citadel acquisition and the timing of the closing thereof for any reason, whether or not the fault of the Company;

•	the failure to obtain the necessary financing in connection with the Citadel acquisition for any reason, whether or not the fault of the Company;

•	the impact of the indebtedness incurred to finance the Citadel acquisition;

•
integration of the business of Citadel with our existing business, including the risk that the integration will be more costly or more time consuming and complex or simply less effective than anticipated;

•	our ability to achieve the anticipated synergies, cost savings and other benefits from the Citadel acquisition;

•	transaction and acquisition-related costs incurred in connection with the Citadel acquisition and related transactions; and

•	substantial time devoted by management to the integration after the closing of the Citadel acquisition.
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
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2015. The Company repurchased 109,422 shares of common stock during the first quarter of fiscal 2015 an average price of $30.46 per share for a total cost of $3.3 million. Shares valued at $51.7 million remain authorized for repurchase as of February 28, 2015. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

10.2*	A. Schulman, Inc. 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.3*
Employment Agreement, by and between A. Schulman, Inc. and Bernard Rzepka, effective December 31, 2014 (incorporated by reference from Exhibit 10.2 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.4*
Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, effective December 31, 2014 (incorporated by reference from Exhibit 10.3 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.5*
Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, effective December 31, 2014 (incorporated by reference from Exhibit 10.4 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.6*	Form of Executive Officer Change-in-Control Agreement (incorporated by reference from Exhibit 10.5 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.7*	Form of 2015 Notice of Grant of Performance Units and Restricted Stock Units for Foreign Employees (filed herewith)

10.8*	Form of 2015 Award Agreement for Foreign Employees (filed herewith)

10.9*	Form of 2015 Notice of Grant of Performance Shares and Restricted Stock for Employees (filed herewith)

10.10*	Form of 2015 Award Agreement for Employees (filed herewith)

10.11*	Form of 2015 Notice of Whole Share Award Agreement for Non-Employee Directors (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* -  Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

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

Date:	April 6, 2015