Form 10-Q
period 2015-05-31
SCHULMAN A INC
filed 2015-07-06
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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
Number of shares of common stock, $1.00 par value, outstanding as of July 2, 2015– 29,290,184

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosure about Market Risk	37
Item 4	Controls and Procedures	37
PART II — OTHER INFORMATION
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6	Exhibits	39
	SIGNATURES

Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	Unaudited (In thousands, except per share data)
Net sales	$560,858	$645,735	$1,718,206	$1,819,640
Cost of sales	470,101	553,771	1,462,531	1,574,269
Selling, general and administrative expenses	64,842	65,536	195,482	181,647
Restructuring expense	2,649	1,078	10,530	4,583
Asset impairment	—	—	—	104
Operating income	23,266	25,350	49,663	59,037
Interest expense	2,618	1,433	7,288	6,112
Bridge financing fees	18,750	—	18,750	—
Foreign currency transaction (gains) losses	857	(28)	3,097	2,120
Other (income) expense, net	(335)	(64)	(900)	(478)
Gain on early extinguishment of debt	—	—	(1,290)	—
Income (loss) from continuing operations before taxes	1,376	24,009	22,718	51,283
Provision (benefit) for U.S. and foreign income taxes	10,344	4,662	18,801	12,657
Income (loss) from continuing operations	(8,968)	19,347	3,917	38,626
Income (loss) from discontinued operations, net of tax	(18)	(23)	(86)	2,979
Net income (loss)	(8,986)	19,324	3,831	41,605
Noncontrolling interests	(343)	(233)	(890)	(584)
Net income (loss) attributable to A. Schulman, Inc.	(9,329)	19,091	2,941	41,021
Convertible special stock dividends	(563)	—	(563)	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$(9,892)	$19,091	$2,378	$41,021

Weighted-average number of shares outstanding:
Basic	29,219	29,081	29,125	29,052
Diluted	29,219	29,375	29,547	29,300

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(0.34)	$0.66	$0.08	$1.31
Income (loss) from discontinued operations	—	—	—	0.10
Net income (loss) available to A. Schulman, Inc. common stockholders	$(0.34)	$0.66	$0.08	$1.41

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(0.34)	$0.65	$0.08	$1.30
Income (loss) from discontinued operations	—	—	—	0.10
Net income (loss) available to A. Schulman, Inc. common stockholders	$(0.34)	$0.65	$0.08	$1.40

Cash dividends per common share	$0.205	$0.200	$0.615	$0.600

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	Unaudited (In thousands)
Net income (loss)	$(8,986)	$19,324	$3,831	$41,605
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(7,786)	(1,290)	(65,892)	15,076
Defined benefit retirement plans, net of tax	429	78	1,364	312
Other comprehensive income (loss)	(7,357)	(1,212)	(64,528)	15,388
Comprehensive income (loss)	(16,343)	18,112	(60,697)	56,993
Less: comprehensive income (loss) attributable to noncontrolling interests	282	225	768	462
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(16,625)	$17,887	$(61,465)	$56,531

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	August 31, 2014
	Unaudited (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,043	$135,493
Restricted cash	378,509	—
Accounts receivable, less allowance for doubtful accounts of $9,537 at May 31, 2015 and $10,844 at August 31, 2014	357,688	384,444
Inventories	270,227	292,141
Prepaid expenses and other current assets	38,867	40,473
Total current assets	1,152,334	852,551
Property, plant and equipment, at cost:
Land and improvements	25,568	28,439
Buildings and leasehold improvements	143,002	160,858
Machinery and equipment	372,030	398,563
Furniture and fixtures	31,896	41,255
Construction in progress	23,015	16,718
Gross property, plant and equipment	595,511	645,833
Accumulated depreciation	358,979	391,912
Net property, plant and equipment	236,532	253,921
Deferred charges and other noncurrent assets	83,149	65,079
Goodwill	191,489	202,299
Intangible assets, net	119,508	138,634
Total assets	$1,783,012	$1,512,484
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$293,203	$314,957
U.S. and foreign income taxes payable	7,350	6,385
Accrued payroll, taxes and related benefits	46,513	54,199
Other accrued liabilities	78,558	46,054
Short-term debt	14,290	31,748
Total current liabilities	439,914	453,343
Long-term debt	607,585	339,546
Pension plans	110,498	129,949
Deferred income taxes	20,681	23,826
Other long-term liabilities	25,571	29,369
Total liabilities	1,204,249	976,033
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,367 shares at May 31, 2015 and 48,185 shares at August 31, 2014	48,367	48,185
Convertible special stock, no par value	120,296	—
Additional paid-in capital	274,138	268,545
Accumulated other comprehensive income (loss)	(81,097)	(16,691)
Retained earnings	591,781	606,898
Treasury stock, at cost, 19,078 shares at May 31, 2015 and 18,973 shares at August 31, 2014	(383,148)	(379,894)
Total A. Schulman, Inc.’s stockholders’ equity	570,337	527,043
Noncontrolling interests	8,426	9,408
Total equity	578,763	536,451
Total liabilities and equity	$1,783,012	$1,512,484

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended May 31,
	2015	2014
	Unaudited (In thousands)
Operating from continuing and discontinued operations:
Net income	$3,831	$41,605
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	26,481	24,751
Amortization	11,899	10,308
Bridge financing fees	18,750	—
Deferred tax provision (benefit)	(1,143)	(3,182)
Pension, postretirement benefits and other compensation	8,318	9,157
Restricted stock compensation - CEO transition costs, net of cash	4,789	—
Asset impairment	—	104
Gain on sale of assets from discontinued operations	—	(3,344)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,610)	(26,048)
Inventories	(13,309)	(15,330)
Accounts payable	9,599	2,847
Income taxes	2,598	204
Accrued payroll and other accrued liabilities	4,776	260
Other assets and long-term liabilities	(6,698)	(6,296)
Net cash provided from (used in) operating activities	56,281	35,036
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(32,662)	(24,126)
Investment in equity investees	(12,456)	—
Proceeds from the sale of assets	1,411	5,255
Restricted cash	(3,509)	—
Business acquisitions, net of cash	(6,698)	(115,624)
Net cash provided from (used in) investing activities	(53,914)	(134,495)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(18,058)	(17,717)
Increase (decrease) in short-term debt	(12,995)	3,747
Borrowings on long-term debt	255,196	703,141
Repayments on long-term debt including current portion	(353,647)	(609,501)
Payment of debt issuance costs	—	(1,782)
Noncontrolling interests' contributions (distributions)	(1,750)	—
Issuances of stock, common and treasury	231	403
Issuances of convertible special stock, net	120,296	—
Redemptions of common stock	(4,999)	(361)
Purchases of treasury stock	(3,335)	(1,116)
Net cash provided from (used in) financing activities	(19,061)	76,814
Effect of exchange rate changes on cash	(11,756)	(605)
Net increase (decrease) in cash and cash equivalents	(28,450)	(23,250)
Cash and cash equivalents at beginning of period	135,493	134,054
Cash and cash equivalents at end of period	$107,043	$110,804

Non-cash Activity:
Senior Notes funding held in restricted cash	$375,000	$—
Unpaid debt issuance costs	$11,116	$—

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	GENERAL
The unaudited interim consolidated financial statements included for A. Schulman, Inc. (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The fiscal year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
The results of operations for the three and nine months ended May 31, 2015 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2015.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015. In addition to these accounting policies, the Company applied the following policy during the third quarter of fiscal 2015:
Restricted Cash
Restricted cash is classified according to the timing of use of such cash. At May 31, 2015, restricted cash included proceeds from the issuance of the $375 million aggregate principal amount of Notes, as discussed in Note 4 of this Form 10-Q. This amount was held in an escrow account, as required by the terms of the Notes, until June 1, 2015 at which time the restricted cash, along with a refinancing of the Company's long-term debt, was used to complete the acquisition of HGGC Citadel Plastics Holdings, Inc. (“Citadel”), as discussed in Note 2 of this Form 10-Q.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation. All previously reported segment disclosures have also been reclassified to reflect the Company's new reportable segments as further discussed in Note 13 of this Form 10-Q.

(2)	BUSINESS ACQUISITIONS
Citadel
On June 1, 2015, the Company acquired all of the issued and outstanding shares of privately held Citadel, a portfolio company of certain private equity firms, for approximately $800 million. Citadel is a leading plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expands the Company's presence substantially, especially in the North America engineered plastics markets as well as balancing the global geographic footprint and gives A. Schulman a second growth platform with its industry-leading, added-value specialty engineered composites business. The business enhances the Company's existing portfolio and presents attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas. Through this acquisition the Company's portfolio becomes more highly specialized, which will enable the Company to better serve its global customer base.
The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Citadel acquisition at the date of acquisition:

As of June 1, 2015
(In thousands)
Accounts receivable	$72,926
Inventories	44,300
Prepaid expenses and other current assets	7,755
Property, plant and equipment	81,551
Intangible assets	321,900
Other long-term assets	3,967
Total assets acquired	$532,399

Accounts payable	32,278
Accrued liabilities	10,517
Deferred income taxes	124,067
Other long-term liabilities	1,265
Total liabilities assumed	$168,127
Identifiable net assets acquired	$364,272
Goodwill	437,628
Net assets acquired	$801,900
The Company anticipates recording acquired intangible assets of $321.9 million, with an estimated weighted-average useful life of 14.1 years. These intangible assets include customer related intangibles of $227.7 million, developed technology of $75.0 million, and trademarks and trade names of $19.2 million, with estimated weighted-average useful lives of 13.9 years, 16.3 years and 8.1 years, respectively. In addition, the estimated fair value of accounts receivable acquired was $72.9 million with the gross contractual amount being $73.9 million.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Citadel acquisition is primarily the result of anticipated synergies and the previously discussed market expansion resulting from the consolidation and centralization of manufacturing and global purchasing activities, insurance savings, and elimination of duplicate corporate administrative costs. The Company will allocate the goodwill to its USCAN engineered plastics and global engineered composites reporting units. Except for certain goodwill acquired from Citadel, none of the goodwill associated with this transaction will be deductible for income tax purposes.

A. Schulman's fiscal year ends on August 31 while Citadel's fiscal year ended on December 31. The pro forma information in the table below for the three and nine months ended May 31, 2015 includes (1) A. Schulman’s three and nine months ended May 31, 2015 and (2) Citadel’s three and nine months ended March 31, 2015. The following pro forma information represents the consolidated results of the Company as if the Citadel acquisition occurred as of September 1, 2014:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	Unaudited (In thousands, except per share data)
Net sales	$688,823	$753,458	$2,095,541	$2,142,810
Net income available to A. Schulman, Inc. common stockholders	$6,393	$14,711	$2,504	$(9,999)
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$0.22	$0.50	$0.08	$(0.34)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unaudited pro forma information has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

•
Citadel acquired The Composites Group (“TCG”) in November of 2014. For purposes of the pro forma information disclosed above, the TCG acquisition was included as if the acquisition date was as of the earliest presented period.

•
Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Citadel assets acquired and liabilities assumed, including intangible assets, fixed assets and expense associated with the fair value step-up of inventory acquired.

•	Increased interest expense due to additional borrowings to fund the acquisition.

•	Adjustment of valuation allowances associated with US deferred tax assets.

•	Acquisition-related costs of $4.9 million, which were included in the Company’s results of operations for the nine months ended May 31, 2015.

•	Costs associated with the Bridge Financing discussed in Note 4 of this Form 10-Q of $18.8 million, which were expensed during the three months ended May 31, 2015.

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed as of September 1, 2014, nor are they indicative of the future operating results of the Company.
Specialty Plastics Business of Ferro Corporation
On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business of Ferro Corporation (“Specialty Plastics” acquisition) for $91.0 million. The results of operations for this business have been included in the consolidated financial statements since the date of acquisition.
The information included herein has been prepared based on the allocation of the purchase price using the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management.
The following table presents the fair value of the assets acquired and liabilities assumed from the Specialty Plastics acquisition at the date of acquisition:

As of July 1, 2014
(In thousands)
Accounts receivable	$27,850
Inventories	12,781
Prepaid expenses and other current assets	553
Property, plant and equipment	20,049
Intangible assets	26,985
Total assets acquired	$88,218

Accounts payable	15,192
Accrued payroll, taxes and related benefits	1,690
Other accrued liabilities	951
Other long-term liabilities	181
Total liabilities assumed	$18,014
Identifiable net assets acquired	$70,204
Goodwill	20,796
Net assets acquired	$91,000
The Company recorded acquired intangible assets of $27.0 million, all of which are customer related intangibles with an estimated weighted-average useful life of 13.6 years. In addition, the fair value of accounts receivable acquired was $27.9 million with the gross contractual amount being $28.0 million.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following pro forma information represents the consolidated results of the Company as if the Specialty Plastics acquisition occurred as of September 1, 2013:

	Three months ended May 31, 2014	Nine months ended May 31, 2014
	Unaudited (In thousands, except per share data)
Net sales	$688,334	$1,938,731
Net income available to A. Schulman, Inc. common stockholders	$21,715	$46,067
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$0.74	$1.57
The following table summarizes the Company's other business acquisitions for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
Perrite Group	September 2, 2013	$51.3	EMEA and APAC
Network Polymers, Inc.	December 2, 2013	$49.2	USCAN
Prime Colorants	December 31, 2013	$15.1	USCAN
Compco Pty. Ltd.	September 2, 2014	$6.7	APAC
The Company incurred $3.6 million and $8.0 million of acquisition and integration related costs, primarily included in selling, general and administrative expenses, during the three and nine months ended May 31, 2015, respectively, and $0.9 million and $3.4 million during the three and nine months ended May 31, 2014, respectively.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the Company's carrying value of goodwill are as follows:

	EMEA		USCAN	(1)	LATAM	(1)	APAC	Total
	(In thousands)
Balance as of August 31, 2014	$85,957		$102,735		$12,944		$663	$202,299
Acquisitions	(109)	(2)	1,327	(2)	—		407	1,625
Translation	(11,314)		—		(956)		(165)	(12,435)
Balance as of May 31, 2015	$74,534		$104,062		$11,988		$905	$191,489

(1) During the second quarter of fiscal 2015, the Company reallocated a portion of the goodwill associated with its former Americas segment to its U.S. & Canada and Latin America segments based on relative fair value.

(2) Activity relates to adjustments to preliminary purchase price allocation made in fiscal 2015.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
During the second quarter of fiscal 2015, the Company reviewed goodwill allocated to each of the reporting units within the former Americas segment and newly created USCAN and LATAM segments immediately before and after the reallocation and concluded no interim impairment tests were necessary. Additionally, the Company is not aware of any triggers which would require a goodwill impairment test as of May 31, 2015.
The following table summarizes intangible assets with finite useful lives by major category:

	May 31, 2015			August 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$130,626	$(34,035)	$96,591	$139,990	$(29,088)	$110,902
Developed technology	18,053	(7,658)	10,395	19,603	(6,914)	12,689
Registered trademarks and tradenames	18,891	(6,369)	12,522	20,945	(5,902)	15,043
Total finite-lived intangible assets	$167,570	$(48,062)	$119,508	$180,538	$(41,904)	$138,634
Foreign currency translation reduced the gross carrying amount of intangible assets by $13.0 million from August 31, 2014 to May 31, 2015. Amortization expense of intangible assets was $3.3 million and $10.0 million for the three and nine months ended May 31, 2015, respectively, and $3.4 million and $9.5 million for the three and nine months ended May 31, 2014, respectively.
(4) LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The following table summarizes short-term and long-term debt obligations outstanding:

	May 31, 2015	August 31, 2014
	(in thousands)
Notes payable and other, due within one year	$4,290	$18,429
Current portion of long-term debt	10,000	13,319
Short-term debt	$14,290	$31,748

Revolving credit loan, LIBOR plus applicable spread, due September 2018	$164,174	$105,400
Senior notes, 6.875%, due June 2023	375,000	—
Term loan, due September 2018	68,125	180,625
Euro notes, 4.485%, due March 2016	—	53,106
Capital leases and other long-term debt	286	415
Long-term debt	$607,585	$339,546
2013 Credit Agreement
On September 24, 2013, the Company entered into a $500.0 million Credit Agreement ("Previous Credit Agreement") that was replaced on June 1, 2015 by the Credit Agreement (as defined below). For discussion of the Company's Previous Credit Agreement, refer to Note 5 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
On May 26, 2015, an amendment was issued to the Previous Credit Agreement which, among other things, altered both the minimum interest coverage ratio and the maximum net debt leverage ratio to exclude the impact of the issuance of the Notes (as defined below) on May 26, 2015. The amendment also provided a waiver by which the lenders to the Previous Credit Agreement waived any default or event of default that has or may, on or prior to July 15, 2015, directly arise out of or result from the completion of the issuance of the Notes. The Company was in compliance with all covenants under the Previous Credit Agreement, as amended, as of May 31, 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional Debt
During the third quarter of fiscal 2015, the Company obtained commitments for a senior unsecured bridge loan of $425.0 million and a senior secured credit facility of $875.0 million (together, the "Bridge Financing") to finance the Citadel acquisition in the event permanent financing was not available in time to close the Citadel acquisition. The Company did not draw on the Bridge Financing during the third quarter of fiscal 2015 due to the successful issuance of the Notes and the Convertible Special Stock (refer to Note 9 of this Form 10-Q) and the execution of the Credit Agreement. The Company incurred and expensed financing fees of $18.8 million on the Bridge Financing during the third quarter of fiscal 2015.
On February 3, 2015, the Company obtained a $25.0 million uncommitted line of credit from a financial institution, originally available until December 31, 2015. The interest rate is based upon the 30-day LIBOR index plus a spread at least 10 basis points below the applicable spread on the Company’s Previous Credit Agreement. During the third quarter of fiscal 2015, the Company terminated this $25.0 million uncommitted line of credit, in addition to the $15.0 million uncommitted line of credit entered into on February 14, 2014, in conjunction with the new financing transactions discussed below.
During the second quarter of fiscal 2015, the Company prepaid the entire principal balance of €42.8 million of its Euro Notes along with accrued interest. The Company recognized a net gain of $1.3 million on the early extinguishment of debt consisting of a gain of $3.9 million on a related foreign currency swap, partially offset by early termination fees of $2.5 million and a write-off of $0.1 million of deferred financing fees.
Senior Notes
On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). During the third quarter of fiscal 2015, the Company capitalized $11.3 million in debt issuance costs related to the Notes. Additionally, the Company had to fund $3.8 million of interest on the Notes as of May 31, 2015, of which $0.4 million relates to interest expense from the date of funding to May 31, 2015 and $3.4 million is a prepayment.
As discussed in Note 1 of this Form 10-Q, the proceeds from the Notes and interest prepayment are recorded as restricted cash as of May 31, 2015 as the funds were restricted to be used until the Citadel acquisition was consummated on June 1, 2015.
The Notes mature on June 1, 2023 and are senior unsecured obligations of the Company that are guaranteed on a senior basis by the material domestic guarantors under the Credit Facility (as defined below).
The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of May 31, 2015.
The Company has the option to redeem these Notes, in whole or in part, at any time on or after June 1, 2018 at redemption prices, plus accrued and unpaid interest to the redemption date of 105.156%, 103.438%, 101.719% and 100% during the 12-month periods commencing on June 1, 2018, 2019, 2020 and 2021 and thereafter, respectively. Prior to June 1, 2018, the Company may redeem these Notes, in whole or in part, and pay the applicable premium that includes the redemption price plus accrued and unpaid interest to the redemption date.
2015 Credit Agreement
On June 1, 2015, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement for approximately $1.0 billion with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (the "Credit Agreement"). The Credit Agreement provides for:

•	a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan A facility (the "Term Loan A Facility") with quarterly payments due until maturity;

•	a $350 million U.S. term loan B facility (the "U.S. Term Loan B Facility") with quarterly payments due until maturity;

•	a €145 million term loan B facility (the "Euro Term Loan B Facility") with quarterly payments due until maturity; and

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
an expansion feature allowing the Company to incur additional revolving loans and/or term loans in an aggregate principal amount of up to $250 million plus additional amounts that are subject to certain terms and conditions (the "Incremental Facility" and, together with the Revolving Facility, the Term Loan A Facility, the U.S. Term Loan B Facility and the Euro Term Loan B Facility, the "Credit Facility").

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022.
The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries of the Company (the "Guarantors”). Payment and performance under the Credit Facility is secured by a first priority security interest in substantially all tangible property of the Company and each Guarantor; including a pledge of 100% of the stock of certain domestic subsidiaries and 65% of the stock of certain foreign subsidiaries subject to materiality and customary exceptions. Foreign obligations are secured by a pledge of 100% of the stock of the foreign borrower and other pledged foreign subsidiaries.
The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility.
Interest rates under the Credit Agreement are based on ABR or LIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. Borrowings under the U.S. Term Loan B Facility and Euro Term Loan B Facility are subject to a LIBOR floor of 0.75%. When market LIBOR rates are lower than the 0.75% floor, the interest rate on the Term Loan B Facilities is based on the LIBOR floor plus a spread. The Company is also required to pay a facility fee on the commitments for the unused portion of the Revolving Facility. Additionally, the Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan.
The table below summarizes the Company’s available funds:

	May 31, 2015	August 31, 2014
	(In thousands)
Existing capacity:
Revolving Facility, due September 2018	$300,000	$300,000
Domestic short-term lines of credit	—	15,000
Foreign short-term lines of credit	47,734	53,520
Total capacity from credit lines	$347,734	$368,520
Availability:
Revolving Facility, due September 2018	$134,542	$193,909
Foreign short-term lines of credit	41,194	49,250
Total available funds from credit lines	$175,736	$243,159
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $170.7 million and $124.6 million as of May 31, 2015 and August 31, 2014, respectively, and issued letters of credit of $1.3 million and $0.7 million, as of May 31, 2015, and August 31, 2014, respectively.
After completion of the Citadel acquisition on June 1, 2015, the total capacity from credit lines and total available funds from credit lines was $347.7 million and $301.9 million, respectively.
(5) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	May 31, 2015				August 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$876	$—	$876	$—	$713	$—	$713	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,550	$—	$1,550	$—	$557	$—	$557	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$382,268	$—	$382,268	$—	$58,882	$—	$58,882	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $146.9 million and $118.0 million as of May 31, 2015 and August 31, 2014, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2015 and August 31, 2014.
Long-term fixed-rate debt as of May 31, 2015 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. Long-term fixed-rate debt as of August 31, 2014 represents debt issued in Euros recorded at cost and presented at fair value for disclosure purposes. On February 26, 2015, the Euro Note debt was extinguished, as discussed in Note 4 of this Form 10-Q. As of May 31, 2015 and August 31, 2014, the Level 2 fair value of the Company's fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2015, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the periods presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) INCOME TAXES
The effective tax rate for the three and nine months ended May 31, 2015 was 751.5% and 82.8%, respectively, and for the three and nine months ended May 31, 2014 was 19.4% and 24.7%, respectively. The increase in the effective tax rates for the three and nine months ended May 31, 2015 as compared with the same periods last year was driven primarily by the increase in the U.S. restructuring and other U.S. charges with no tax benefit. These charges include $18.8 million of U.S. financing fees on the Bridge Financing related to the Citadel acquisition which occurred during the three months ended May 31, 2015 (refer to Note 4 of this Form 10-Q) and $6.2 million of U.S. costs related to the accelerated vesting of equity compensation awards for the CEO transition which occurred during the three months ended February 28, 2015 (refer to Note 11 of this Form 10-Q).
We record quarterly taxes based on overall estimated annual effective tax rates. In addition to the U.S. charges with no tax benefit noted above, the difference between our effective tax rate and the U.S. statutory federal income tax rate in both years was primarily attributable to our overall foreign tax rate being less than the U.S. statutory federal income tax rate and the valuation allowance on our U.S. and certain foreign deferred tax assets.
As a result of the Citadel acquisition discussed in Note 2 of this Form 10-Q, the Company anticipates a one-time release in the fourth quarter of a portion of its U.S. valuation allowance resulting from the Company’s ability to offset its U.S. deferred income tax assets with Citadel’s U.S. deferred income tax liabilities. The Company expects to release approximately $6.0 million of historical valuation allowance as a result of the Citadel acquisition. The Company will also recognize approximately $7.0 to $9.0 million of deferred tax assets associated with the U.S. restructuring and other U.S. charges with no tax benefit that occurred during the nine months ended May 31, 2015.
As of May 31, 2015, the Company's gross unrecognized tax benefits totaled $3.7 million. If recognized, $3.0 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2015, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2012 onward, Belgium - from 2012 onward, other foreign jurisdictions - from 2009 onward.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.
(7) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
Defined benefit pension plans:
Service cost	$1,093	$970	$3,516	$2,878
Interest cost	1,036	1,370	3,299	4,059
Expected return on plan assets	(435)	(461)	(1,354)	(1,360)
Actuarial loss (gain) and amortization of prior service cost (credit), net	692	359	2,213	1,063
Net periodic pension benefit cost	$2,386	$2,238	$7,674	$6,640

Other postretirement benefit plan:
Service cost	$1	$1	$3	$3
Interest cost	110	123	330	369
Actuarial loss (gain) and amortization of prior service cost (credit), net	(135)	(139)	(406)	(419)
Net periodic postretirement benefit cost (credit)	$(24)	$(15)	$(73)	$(47)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Common Stock ($1 par value)	Convertible Special Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2014	$48,185	$—	$268,545	$(16,691)	$606,898	$(379,894)	$9,408	$536,451
Comprehensive income (loss)				(64,406)	2,941		768	(60,697)
Cash dividends paid, $0.615 per share					(18,058)			(18,058)
Cash distributions to noncontrolling interests							(1,750)	(1,750)
Purchase of treasury stock						(3,335)		(3,335)
Issuance of treasury stock			86			81		167
Stock options exercised	3		61					64
Restricted stock issued, net of forfeitures	329		(329)					—
Redemption of common stock to cover tax withholdings	(150)		(4,849)					(4,999)
Amortization of restricted stock			10,624					10,624
Issuance of convertible special stock, net of issuance costs		120,296						120,296
Balance as of May 31, 2015	$48,367	$120,296	$274,138	$(81,097)	$591,781	$(383,148)	$8,426	$578,763
(9) CONVERTIBLE SPECIAL STOCK
On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. The $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.
The Certificate of Designation for the Convertible Special Stock provides that:

Ranking. The Convertible Special Stock, with respect to the payment of dividends and distributions upon the Company’s liquidation, winding-up or dissolution, will rank:

•
senior to the Company’s common stock and to all of the Company’s other capital stock issued in the future, unless the terms of that stock expressly provide that it ranks senior to, or on parity with, the Convertible Special Stock;

•	on parity with any of the Company’s capital stock issued in the future, the terms of which expressly provide that it will rank on parity with the Convertible Special Stock; and

•	junior to all of the Company’s capital stock issued in the future, the terms of which expressly provide that such stock will rank senior to the Convertible Special Stock.

Dividends. Holders of Convertible Special Stock are entitled to receive cumulative dividends at the rate of 6.00% per annum on the $1,000 liquidation preference per share of the Convertible Special Stock. When declared by the Company’s Board of Directors, dividends will be payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2015. The Company currently intends to pay dividends in cash. No dividends had been declared as of May 31, 2015; however, $0.6 million of dividends were considered earned for purposes of the earnings per share calculation.

Voting Rights. Except as required by Delaware law, and subject to the following limitations, holders of the Convertible Special Stock will have no voting rights. If dividends are in arrears and unpaid for six or more quarterly periods, until

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

such arrearage is paid in full, the holders of the Convertible Special Stock will be entitled (voting on an as-converted basis, together with the holders of the Company’s common stock) at the next regular or special meeting of the Company’s stockholders, to vote on matters presented to the Company’s stockholders for a vote at such meeting. Furthermore, so long as any shares of Convertible Special Stock remain outstanding, the Company may not, without the affirmative consent of the holders of at least 66.67% of the shares of the Convertible Special Stock outstanding at the time, voting together as a single class with all series of parity stock with similar voting rights, take certain actions altering or preempting the rights of the holders of the Convertible Special Stock, as described in the Certificate of Designation.

Liquidation. In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of Convertible Special Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, a liquidation preference per share of Convertible Special Stock equal to $1,000 ($125.0 million in aggregate for the 125,000 shares outstanding as of May 31, 2015) plus accumulated dividends to the date fixed for liquidation, winding-up or dissolution in the order described within Ranking above.

Redemption. The Convertible Special Stock has no maturity date, is not redeemable by the Company at any time and will remain outstanding unless converted by the holders or mandatorily converted by the Company as described below.

Optional Conversion by Holders. Each share of Convertible Special Stock is convertible, at the holder’s option at any time, into shares of common stock at the initial conversion rate of approximately 19.1113 shares of common stock of the Company (which is equivalent to an initial conversion price of approximately $52.33 per share) to one share of Convertible Special Stock. The conversion rate is subject to specified adjustments as set forth in the Certificate of Designation. There have been no conversions as of May 31, 2015.
If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder converts its shares of Convertible Special Stock at any time beginning at the opening of business on the trading day immediately following the effective date of such fundamental change and ending at the close of business on the 30th trading day immediately following such effective date, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations.
There have been no fundamental changes as of May 31, 2015.

Optional Conversion by the Company. On or after May 1, 2020, the Company may, at its option, give notice of its election to cause all outstanding shares of Convertible Special Stock to be automatically converted into shares of common stock of the Company at the conversion rate then in effect, if the closing sale price of the Company’s common stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days.
(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 28, 2015	$(35,259)	$(38,542)		$(73,801)
Other comprehensive income (loss) before reclassifications	(7,786)	—		(7,786)
Amounts reclassified to earnings	—	429	(2)	429
Net current period other comprehensive income (loss)	(7,786)	429		(7,357)
Less: comprehensive income (loss) attributable to noncontrolling interests	(61)	—		(61)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(7,725)	429		(7,296)
Balance as of May 31, 2015	$(42,984)	$(38,113)		$(81,097)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications	(65,892)	—		(65,892)
Amounts reclassified to earnings	—	1,364	(2)	1,364
Net current period other comprehensive income (loss)	(65,892)	1,364		(64,528)
Less: comprehensive income (loss) attributable to noncontrolling interests	(122)	—		(122)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(65,770)	1,364		(64,406)
Balance as of May 31, 2015	$(42,984)	$(38,113)		$(81,097)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 28, 2014	$34,192	$(16,796)		$17,396
Other comprehensive income (loss) before reclassifications	(1,290)	—		(1,290)
Amounts reclassified to earnings	—	78	(2)	78
Net current period other comprehensive income (loss)	(1,290)	78		(1,212)
Less: comprehensive income (loss) attributable to noncontrolling interests	(8)	—		(8)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(1,282)	78		(1,204)
Balance as of May 31, 2014	$32,910	$(16,718)		$16,192

	Foreign Currency Translation Gain (Loss)		Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2013	$17,712		$(17,030)		$682
Other comprehensive income (loss) before reclassifications	15,961		—		15,961
Amounts reclassified to earnings	(885)	(3)	312	(2)	(573)
Net current period other comprehensive income (loss)	15,076		312		15,388
Less: comprehensive income (loss) attributable to noncontrolling interests	(122)		—		(122)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	15,198		312		15,510
Balance as of May 31, 2014	$32,910		$(16,718)		$16,192

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
(3) Reclassified from accumulated other comprehensive income into income (loss) from discontinued operations on the consolidated statements of operations on the sale of the rotational compounding business in Australia. Refer to Note 19 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015 for further details.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) SHARE-BASED INCENTIVE COMPENSATION PLANS
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
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
Time-based and performance-based restricted stock awards	$1,590	$3,161	$5,266	$5,360
Board of Directors unrestricted awards	—	—	630	797
CEO transition costs	—	—	6,167	—
Total share-based incentive compensation	$1,590	$3,161	$12,063	$6,157

CEO transition costs represent a one-time charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of May 31, 2015 was $9.7 million. This cost is expected to be recognized over a weighted-average period of 1.6 years.
As of May 31, 2015, there were 750,912 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, 188,249 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 2,000,000 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 10 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Dividends on convertible special stock that an issuer has paid or intends to pay are deducted from net income or added to the amount of a net loss in computing income available to common shareholders.
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and vesting of restricted stock awards, calculated using the treasury stock method, and the inclusion of the convertible special stock dividends, calculated using the if-converted method. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
Weighted-average shares outstanding:
Basic	29,219	29,081	29,125	29,052
Incremental shares from equity awards	—	294	422	248
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,219	29,375	29,547	29,300
Diluted weighted-average shares outstanding for the three months ended May 31, 2015 excludes approximately 300,000 shares related to equity awards and 700,000 shares related to convertible special stock, as their inclusion would have been anti-dilutive. For the nine months ended May 31, 2015 approximately 200,000 shares related to convertible special stock were excluded, as their inclusion would have been anti-dilutive.
(13) SEGMENT INFORMATION
The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following current reportable segments: Europe, Middle East and Africa (“EMEA”), United States & Canada (“USCAN”), Latin America (“LATAM”), and Asia Pacific (“APAC”).
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
On June 1, 2015, the Company acquired Citadel, as discussed in Note 2 of this Form 10-Q. Based on the new structure and an evaluation of how the CODM will make decisions, assess performance and allocate resources, the Company expects to include the engineered plastics market within the USCAN segment and add a new reportable segment, Engineered Composites, beginning in the fourth quarter of fiscal 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
EMEA	$326,255	$413,788	$1,012,592	$1,189,274
USCAN	137,080	131,645	415,221	336,277
LATAM	44,821	49,754	132,135	148,748
APAC	52,702	50,548	158,258	145,341
Total net sales to unaffiliated customers	$560,858	$645,735	$1,718,206	$1,819,640
Below the Company presents gross profit by segment:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
EMEA	$51,695	$56,798	$145,908	$156,237
USCAN	22,104	23,791	66,478	50,911
LATAM	9,324	4,472	22,075	20,011
APAC	7,771	7,052	22,403	20,202
Total segment gross profit	90,894	92,113	256,864	247,361
Inventory step-up	—	—	(341)	(1,199)
Accelerated depreciation, restructuring and related costs	(78)	(149)	(674)	(791)
Costs related to acquisitions and integrations	(59)	—	(174)	—
Total gross profit	$90,757	$91,964	$255,675	$245,371

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
EMEA	$24,716	$23,565	$61,032	$61,537
USCAN	7,982	11,906	25,299	18,603
LATAM	4,654	(649)	7,531	6,286
APAC	3,972	3,328	10,903	9,870
Total segment operating income	41,324	38,150	104,765	96,296
Corporate	(8,502)	(9,752)	(24,992)	(24,149)
Costs related to acquisitions and integrations	(3,590)	(888)	(7,972)	(3,377)
Restructuring and related costs	(5,937)	(2,160)	(15,303)	(8,322)
CEO transition costs	—	—	(6,167)	—
Asset impairment	—	—	—	(104)
Accelerated depreciation	(29)	—	(327)	(108)
Inventory step-up	—	—	(341)	(1,199)
Operating income	23,266	25,350	49,663	59,037
Interest expense	(2,618)	(1,433)	(7,288)	(6,112)
Bridge financing fees	(18,750)	—	(18,750)	—
Foreign currency transaction gains (losses)	(857)	28	(3,097)	(2,120)
Other income (expense), net	335	64	900	478
Gain on early extinguishment of debt	—	—	1,290	—
Income from continuing operations before taxes	$1,376	$24,009	$22,718	$51,283

Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$45,305	8%	$50,212	8%
Masterbatch solutions	187,927	34	202,273	31
Engineered plastics	181,725	32	195,661	30
Specialty powders	71,133	13	97,121	15
Distribution services	74,768	13	100,468	16
Total consolidated net sales	$560,858	100%	$645,735	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended May 31,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$136,649	8%	$140,918	8%
Masterbatch solutions	568,408	33	564,750	31
Engineered plastics	549,072	32	559,399	31
Specialty powders	222,722	13	263,931	14
Distribution services	241,355	14	290,642	16
Total consolidated net sales	$1,718,206	100%	$1,819,640	100%
The three and nine months ended May 31, 2014 include a reclassification of revenue between product families to better reflect the way the businesses are managed.
(14) RESTRUCTURING
Fiscal 2015 Restructuring Plans
EMEA Reorganization Plan
In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company reduced headcount in EMEA by approximately 40 during the first half of fiscal 2015. The Company recorded pretax employee-related costs of $0.6 million and $5.1 million during the three and nine months ended May 31, 2015, respectively, and expects to recognize additional pretax employee-related costs of $1.0 million throughout the remainder of fiscal 2015 for this plan. As of May 31, 2015, the Company has a balance of $1.3 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 and into fiscal 2016 as the plan is completed.
North American Production Facilities Consolidation Plan
In November 2014, the Company announced plans to consolidate its North American production facilities. As part of the ongoing review of its manufacturing footprint, the Company closed its plant in Stryker, Ohio in the third quarter of fiscal 2015 and shifted the plant’s production to other North American facilities. The Company expects to reduce headcount by approximately 70, of which the majority occurred during the third quarter of fiscal 2015. The Company recorded pretax employee-related costs of $0.1 million and $1.1 million during the three and nine months ended May 31, 2015, respectively, and expects minimal charges related to this plan to be recognized throughout the remainder of fiscal 2015. As of May 31, 2015, the Company has a balance of $0.1 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
North American SG&A Reduction Plan
In November 2014, the Company announced plans to reduce headcount primarily in North America selling, general and administrative functions as part of its ongoing effort to drive further synergies from recent acquisitions. The Company expects to reduce headcount by approximately 15 by the end of fiscal 2015. The Company recorded pretax employee-related costs of $0.1 million and $0.7 million during the three and nine months ended May 31, 2015, respectively, and expects minimal charges related to this plan to be recognized throughout the remainder of fiscal 2015. As of May 31, 2015, the Company has a balance of $0.2 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2015 as the plan is completed.
Brazil Production Facilities Consolidation Plan
In February 2015, the Company initiated plans to close its facility in Contagem, Brazil. During the third quarter of fiscal 2015, the Company shifted the production to its facility in Sumare, Brazil. The Company reduced headcount by approximately 20, of which the majority occurred during the second quarter of fiscal 2015. The Company recorded pretax employee-related costs of $0.1 million and $0.5 million during the three and nine months ended May 31, 2015, respectively, and expects minimal charges related to this plan to be recognized throughout the remainder of fiscal 2015. As of May 31, 2015, the Company has no balance accrued for this plan. Cash payments associated with this plan are expected to be minimal during fiscal 2015 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EMEA Shared Service Center Plan
In May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company expects to reduce headcount by approximately 40 employees by the end of fiscal 2016. The Company recorded pretax employee-related costs of $1.6 million during the three and nine months ended May 31, 2015, and expects to recognize additional pre-tax employee-related costs of $0.5 million throughout the remainder of fiscal 2015 and $5.0 million in fiscal 2016. As of May 31, 2015, the Company has a balance of $1.6 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 15 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	9,734	796	—	10,530
Fiscal 2015 payments	(6,593)	(852)	—	(7,445)
Translation	—	—	(669)	(669)
Accrual balance as of May 31, 2015	$4,886	$315	$(973)	$4,228
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
EMEA	$2,091	$313	$7,710	$938
USCAN	254	96	1,910	754
LATAM	304	669	910	2,815
APAC	—	—	—	76
Total restructuring expense	$2,649	$1,078	$10,530	$4,583
(15) COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such legal actions, after reviewing all pending and threatened legal actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial position or cash flow of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such legal actions and its relationship to the future results of operations are not currently known.
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
As discussed in Note 4 of this Form 10-Q, the Company completed various financing transactions in conjunction with the Citadel acquisition that impact the timing of contractual debt payments. There were no other material changes to the Company’s future contractual obligations as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
(16) SHARE REPURCHASE PROGRAM
For a discussion of the Company's Share Repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015. The Company purchased 109,422 shares of common stock entirely in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of May 31, 2015, shares valued at $51.7 million remained authorized for repurchase.
(17) ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“the FASB”) issued an update to simplify presentation of debt issuance costs, requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods. Early application is permitted. The Company will evaluate the effects that the adoption of this guidance will have on its consolidated financial statements.
In February 2015, the FASB released updated consolidation guidance that changed the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal years ending after December 15, 2016, including interim periods. Early application is permitted. The Company will evaluate the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
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
The following summarizes select financial information included in income (loss) from discontinued operations:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
	(In thousands)
Net sales	$—	$—	$—	$1,372
Income (loss) from discontinued operations, net of tax	$(18)	$(23)	$(86)	$2,979

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended May 31, 2014, the Company recorded a gain on the sale of assets of $3.3 million. Income taxes were minimal for all periods presented.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
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
As of May 31, 2015, the Company has approximately 3,800 employees and 41 manufacturing facilities worldwide. Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family.
On June 1, 2015, the Company acquired HGGC Citadel Plastics Holdings, Inc. (“Citadel”), as discussed in Note 2 of this Form 10-Q. Based on the new structure and an evaluation of how the CODM will make decisions, assesses performance and allocate resources, the Company expects to include the engineered plastics market within the engineered plastics product family and add a new product family, global engineered composites, beginning in the fourth quarter of fiscal 2015. Additionally, the Citadel acquisition will add approximately 1,200 employees and 19 wholly owned manufacturing facilities.
Fiscal Year 2015 Significant Events
The following represent significant events during fiscal year 2015:

1.
Business Acquisitions. On June 1, 2015, the Company acquired all of the issued and outstanding shares of privately held Citadel, a portfolio company of certain private equity firms, for approximately $800 million. Citadel is a leading plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. In conjunction with the acquisition of Citadel, the Company raised approximately $1.2 billion through a combination of debt and equity financing. Refer to Notes 2, 4 and 9 of this Form 10-Q for further discussion.

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

4.
APAC Expansion. In December 2014, the Company announced that it has added equipment in its manufacturing facility in Dongguan, China to accommodate an increase in demand in the masterbatch solutions product family. This new production line will double the current masterbatch solutions production capacity at the facility.

In June 2015, the Company approved plans to add a second line in its India manufacturing facility to improve product offerings and profitability within the masterbatch solutions product family. Total capital costs are expected to be approximately $5.3 million and production is expected to start-up during the first quarter of fiscal 2017.

5.
Restructuring Plans. In the first nine months of fiscal 2015, the Company announced six restructuring actions that will further optimize its back-office and support functions as well as consolidate its manufacturing footprint. The Company expects to reduce headcount by approximately 200 and realize annual savings of approximately $17.0 million on completion of these activities.

6.	Share Repurchases. The Company repurchased 109,422 shares of its common stock during the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million.
Results of Operations
Segment Information

	Three months ended May 31,
					Favorable (unfavorable)
EMEA	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	322,891	328,784	(5,893)	(1.8)%
Net sales	$326,255	$413,788	$(87,533)	(21.2)%	$(79,707)	(1.9)%
Segment gross profit	$51,695	$56,798	$(5,103)	(9.0)%	$(11,277)	10.9%
Segment gross profit percentage	15.8%	13.7%
Segment operating income	$24,716	$23,565	$1,151	4.9%	$(4,905)	25.7%
Price per pound	$1.010	$1.259	$(0.249)	(19.8)%	$(0.247)	(0.2)%
Segment operating income per pound	$0.077	$0.072	$0.005	6.9%	$(0.015)	27.8%
Three months ended May 31, 2015
EMEA net sales for the three months ended May 31, 2015 were $326.3 million compared with $413.8 million in the corresponding prior-year period. Excluding the unfavorable impact of foreign currency translation of $79.7 million, sales declined by 1.9%, primarily due to lower volumes in the engineered plastics and distribution services product families partially offset by the $11.8 million and 9.8 million pound incremental contribution of the Specialty Plastics acquisition.
EMEA gross profit was $51.7 million for the three months ended May 31, 2015. Excluding the negative impact of foreign currency translation of $11.3 million, gross profit increased by $6.2 million, or 10.9% primarily due to improved product mix as well as the incremental contribution of the Specialty Plastics acquisition.
EMEA operating income for the three months ended May 31, 2015 was $24.7 million. Excluding the negative impact of foreign currency translation of $4.9 million, operating income increased by $6.1 million, or 25.7%. Operating income increased due to higher gross profit as noted above and lower selling, general and administrative ("SG&A") expense. SG&A expense decreased by $6.3 million primarily due to the favorable impact of foreign currency translation of $6.4 million, lower variable incentive compensation expense of $1.2 million and restructuring savings, partially offset by incremental SG&A expenses from the Specialty Plastics acquisition of $0.9 million and increased professional fees of $0.7 million.

	Nine months ended May 31,
					Favorable (unfavorable)
EMEA	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	948,207	947,220	987	0.1%
Net sales	$1,012,592	$1,189,274	$(176,682)	(14.9)%	$(152,888)	(2.0)%
Segment gross profit	$145,908	$156,237	$(10,329)	(6.6)%	$(20,862)	6.7%
Segment gross profit percentage	14.4%	13.1%
Segment operating income	$61,032	$61,537	$(505)	(0.8)%	$(8,624)	13.2%
Price per pound	$1.068	$1.256	$(0.188)	(15.0)%	$(0.161)	(2.1)%
Segment operating income per pound	$0.064	$0.065	$(0.001)	(1.5)%	$(0.009)	12.3%
Nine months ended May 31, 2015
EMEA net sales for the nine months ended May 31, 2015 were $1,012.6 million compared with $1,189.3 million in the corresponding prior-year period. Excluding the unfavorable impact of foreign currency translation of $152.9 million, sales declined by 2.0%. Lower organic volumes across most product families were partially offset by increased volumes in the masterbatch solutions product family. During the nine months ended May 31, 2015, the incremental contribution of the Specialty Plastics acquisition in EMEA was $32.5 million and 24.7 million pounds in net sales and volume, respectively.
EMEA gross profit was $145.9 million for the nine months ended May 31, 2015. Excluding the negative impact of foreign currency translation of $20.9 million, gross profit increased by $10.5 million or 6.7% primarily due to improved product mix as well as the incremental contribution of the Specialty Plastics acquisition.
EMEA operating income for the nine months ended May 31, 2015 was $61.0 million compared with $61.5 million for the nine months ended May 31, 2014. Excluding the negative impact of foreign currency translation of $8.6 million, operating income increased by $8.1 million, or 13.2%. Operating income increased due to higher gross profit as noted above and lower SG&A expense. SG&A expense decreased by $9.8 million primarily due to the favorable impact of foreign currency translation of $12.2 million, decreased variable incentive compensation expense of $1.4 million and restructuring savings partially offset by incremental SG&A expenses from the Specialty Plastics acquisition of $2.6 million and increased professional fees of $1.6 million.

	Three months ended May 31,
					Favorable (unfavorable)
USCAN	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	142,481	140,989	1,492	1.1%
Net sales	$137,080	$131,645	$5,435	4.1%	$(518)	4.5%
Segment gross profit	$22,104	$23,791	$(1,687)	(7.1)%	$(79)	(6.8)%
Segment gross profit percentage	16.1%	18.1%
Segment operating income	$7,982	$11,906	$(3,924)	(33.0)%	$(78)	(32.3)%
Price per pound	$0.962	$0.934	$0.028	3.0%	$(0.004)	3.4%
Segment operating income per pound	$0.056	$0.084	$(0.028)	(33.3)%	$(0.001)	(32.1)%
Three months ended May 31, 2015
USCAN net sales for the three months ended May 31, 2015 were $137.1 million, an increase of $5.4 million or 4.1% compared with the prior-year period. During the third quarter of fiscal 2015, the incremental contribution from the Specialty Plastics acquisition, which includes the additional utilization of newly acquired plants, was $19.6 million and 12.8 million pounds in net sales and volume, respectively. The incremental sales were partially offset by lower sales of $11.6 million in the specialty powders product family primarily as a result of weaker oilfield services demand.
USCAN gross profit was $22.1 million for the three months ended May 31, 2015, a decrease of $1.7 million from the comparable period last year. The benefits of the recent acquisition and related integration were more than offset by unfavorable product mix.

USCAN operating income for the three months ended May 31, 2015 was $8.0 million compared with $11.9 million in the same quarter of fiscal 2014. Operating income decreased due to the above noted decrease in gross profit, incremental SG&A expenses from the recent acquisition of $1.4 million and increased compensation and benefits of $0.6 million.

	Nine months ended May 31,
					Favorable (unfavorable)
USCAN	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	428,914	381,337	47,577	12.5%
Net sales	$415,221	$336,277	$78,944	23.5%	$(1,241)	23.8%
Segment gross profit	$66,478	$50,911	$15,567	30.6%	$(182)	30.9%
Segment gross profit percentage	16.0%	15.1%
Segment operating income	$25,299	$18,603	$6,696	36.0%	$(182)	37.0%
Price per pound	$0.968	$0.882	$0.086	9.8%	$(0.003)	10.1%
Segment operating income per pound	$0.059	$0.049	$0.010	20.4%	$—	20.4%
Nine months ended May 31, 2015
USCAN net sales for the nine months ended May 31, 2015 were $415.2 million, an increase of $78.9 million or 23.5% compared with the prior-year period. During the nine months ended May 31, 2015, the incremental contribution of the Network Polymers, Prime Colorants and Specialty Plastics acquisitions was $89.0 million and 57.2 million pounds in net sales and volume, respectively. The acquisition impact was partially offset by lower volumes in the specialty powders, engineered plastics and custom performance colors product families. Foreign currency translation negatively impacted net sales by $1.2 million.
USCAN gross profit was $66.5 million for the nine months ended May 31, 2015, an increase of $15.6 million from the comparable period last year. The benefits of recent acquisitions and related integration were partially offset by unfavorable product mix.
USCAN operating income for the nine months ended May 31, 2015 was $25.3 million compared with $18.6 million in the same period last year. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from recent acquisitions of $6.5 million and increased compensation and benefits of $1.6 million.

	Three months ended May 31,
					Favorable (unfavorable)
LATAM	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	33,557	35,034	(1,477)	(4.2)%
Net sales	$44,821	$49,754	$(4,933)	(9.9)%	$(8,536)	7.2%
Segment gross profit	$9,324	$4,472	$4,852	108.5%	$(465)	118.9%
Segment gross profit percentage	20.8%	9.0%
Segment operating income	$4,654	$(649)	$5,303	n/m	$329	n/m
Price per pound	$1.336	$1.420	$(0.084)	(5.9)%	$(0.254)	12.0%
Segment operating income per pound	$0.139	$(0.019)	$0.158	n/m	$0.010	n/m
Three months ended May 31, 2015
LATAM net sales for the three months ended May 31, 2015 were $44.8 million, a decrease of $4.9 million or 9.9% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation of $8.5 million, net sales increased 7.2% primarily due to improved product mix in the specialty powders and engineered plastics product families.
LATAM gross profit was $9.3 million for the three months ended May 31, 2015, an increase of $4.9 million from the comparable period last year. The benefits of improved product mix and operations were partially offset by unfavorable foreign currency translation of $0.5 million.
LATAM operating income for the three months ended May 31, 2015 was $4.7 million compared with a loss of $0.6 million in the same quarter of fiscal 2014. Operating income increased due to improved gross profit, as noted above, and decreased SG&A expenses.

	Nine months ended May 31,
					Favorable (unfavorable)
LATAM	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	96,894	106,154	(9,260)	(8.7)%
Net sales	$132,135	$148,748	$(16,613)	(11.2)%	$(18,001)	0.9%
Segment gross profit	$22,075	$20,011	$2,064	10.3%	$(1,901)	19.8%
Segment gross profit percentage	16.7%	13.5%
Segment operating income	$7,531	$6,286	$1,245	19.8%	$(350)	25.4%
Price per pound	$1.364	$1.401	$(0.037)	(2.6)%	$(0.185)	10.6%
Segment operating income per pound	$0.078	$0.059	$0.019	32.2%	$(0.003)	37.3%
Nine months ended May 31, 2015
LATAM net sales for the nine months ended May 31, 2015 were $132.1 million, a decrease of $16.6 million or 11.2% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation of $18.0 million, net sales increased by $1.4 million primarily driven by improved product mix in the specialty powders, masterbatch solutions and engineered plastics product families.
LATAM gross profit was $22.1 million for the nine months ended May 31, 2015, an increase of $2.1 million from the comparable period last year. The benefits of improved product mix were partially offset by unfavorable foreign currency translation of $1.9 million.
LATAM operating income for the nine months ended May 31, 2015 was $7.5 million compared with $6.3 million in the same period last year. Operating income increased due to the above noted increase in gross profit, partially offset by increased SG&A of $0.8 million of which primarily relates to higher compensation and benefits expense.

	Three months ended May 31,
					Favorable (unfavorable)
APAC	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	46,177	40,447	5,730	14.2%
Net sales	$52,702	$50,548	$2,154	4.3%	$(2,631)	9.5%
Segment gross profit	$7,771	$7,052	$719	10.2%	$(211)	13.2%
Segment gross profit percentage	14.7%	14.0%
Segment operating income	$3,972	$3,328	$644	19.4%	$(50)	20.9%
Price per pound	$1.141	$1.250	$(0.109)	(8.7)%	$(0.057)	(4.2)%
Segment operating income per pound	$0.086	$0.082	$0.004	4.9%	$(0.001)	6.1%
Three months ended May 31, 2015
APAC net sales for the three months ended May 31, 2015 were $52.7 million, an increase of $2.2 million or 4.3% compared with the same prior-year period. During the third quarter of fiscal 2015, the Compco acquisition in Australia contributed net sales and volume of $2.6 million and 2.1 million pounds, respectively. Organic volumes also increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family, unfavorable product mix in the engineered plastics product family and negative foreign currency translation of $2.6 million.
APAC gross profit for the three months ended May 31, 2015 was $7.8 million, an increase of $0.7 million compared with the prior-year period. Gross profit benefited from the positive contribution of the Compco acquisition and increased organic volume, partially offset by negative foreign currency translation of $0.2 million.
APAC operating income for the three months ended May 31, 2015 was $4.0 million compared with $3.3 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the Compco acquisition of $0.2 million and increased variable incentive compensation expense of $0.2 million.

	Nine months ended May 31,
					Favorable (unfavorable)
APAC	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	132,664	113,903	18,761	16.5%
Net sales	$158,258	$145,341	$12,917	8.9%	$(5,158)	12.4%
Segment gross profit	$22,403	$20,202	$2,201	10.9%	$(480)	13.3%
Segment gross profit percentage	14.2%	13.9%
Segment operating income	$10,903	$9,870	$1,033	10.5%	$(173)	12.2%
Price per pound	$1.193	$1.276	$(0.083)	(6.5)%	$(0.039)	(3.4)%
Segment operating income per pound	$0.082	$0.087	$(0.005)	(5.7)%	$(0.001)	(4.6)%
Nine months ended May 31, 2015
APAC net sales for the nine months ended May 31, 2015 were $158.3 million, an increase of $12.9 million compared with the same prior-year period. During the nine months ended May 31, 2015, the Compco acquisition in Australia contributed net sales and volume of $8.5 million and 6.2 million pounds, respectively. Organic volumes also increased across nearly all product families, partially offset by decreased price per pound driven by competitive pricing pressures primarily in the masterbatch solutions product family, unfavorable product mix in the engineered plastics product family and negative foreign currency translation of $5.2 million.
APAC gross profit for the nine months ended May 31, 2015 was $22.4 million, an increase of $2.2 million compared with the same prior-year period. Gross profit benefited from the positive contribution of the Compco acquisition and increased organic volumes, partially offset by negative foreign currency translation of $0.5 million.
APAC operating income for the nine months ended May 31, 2015 was $10.9 million compared with $9.9 million in the prior-year. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the Compco acquisition of $0.6 million and increased variable incentive compensation expense of $0.5 million.

	Three months ended May 31,
					Favorable (unfavorable)
Consolidated	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	545,106	545,254	(148)	—%
Net sales	$560,858	$645,735	$(84,877)	(13.1)%	$(91,392)	1.0%
Operating income	$23,266	$25,350	$(2,084)	(8.2)%	$(4,468)	9.4%
Total operating income before certain items*	$32,822	$28,398	$4,424	15.6%	$(4,703)	32.1%
Price per pound	$1.029	$1.184	$(0.155)	(13.1)%	$(0.168)	1.1%
Total operating income per pound before certain items*	$0.060	$0.052	$0.008	15.4%	$(0.009)	32.7%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Three months ended May 31, 2015
Consolidated net sales for the three months ended May 31, 2015 were $560.9 million compared with $645.7 million for the three months ended May 31, 2014. Incremental net sales and volume in the third quarter of fiscal 2015 from the Company’s recent acquisitions contributed $34.0 million and 24.7 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the three months ended May 31, 2015 by $91.4 million.
Operating income decreased $2.1 million for the three months ended May 31, 2015 compared with the same prior-year period. Total operating income before certain items for the three months ended May 31, 2015 was $32.8 million, an increase of $4.4 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to the contribution from recent acquisitions of $2.8 million and decreased SG&A expense as noted below, partially offset by the negative impact of foreign currency translation of $4.7 million.

The Company’s SG&A expenses, excluding certain items, decreased by $5.6 million for the three months ended May 31, 2015 compared with the same period in the prior year. The decrease was primarily attributable to favorable foreign currency translation of $7.3 million and decreased variable incentive compensation expense of $3.5 million, partially offset by incremental SG&A expense of $2.5 million from recent acquisitions and increased professional fees of $1.6 million. Items excluded from SG&A expenses consist of $6.8 million and $1.8 million of expense related to acquisition and integration activities and restructuring and related costs for the three months ended May 31, 2015 and May 31, 2014, respectively.

	Nine months ended May 31,
					Favorable (unfavorable)
Consolidated	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,606,679	1,548,614	58,065	3.7%
Net sales	$1,718,206	$1,819,640	$(101,434)	(5.6)%	$(177,288)	4.2%
Operating income	$49,663	$59,037	$(9,374)	(15.9)%	$(8,890)	(0.8)%
Total operating income before certain items*	$79,773	$72,147	$7,626	10.6%	$(9,330)	23.5%
Price per pound	$1.069	$1.175	$(0.106)	(9.0)%	$(0.111)	0.4%
Total operating income per pound before certain items*	$0.050	$0.047	$0.003	6.4%	$(0.005)	17.0%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Nine months ended May 31, 2015
Consolidated net sales for the nine months ended May 31, 2015 were $1,718.2 million compared with $1,819.6 million for the nine months ended May 31, 2014. Incremental net sales and volume for the nine months ended May 31, 2015 from the Company’s recent acquisitions contributed $130.0 million and 88.1 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the nine months ended May 31, 2015 by $177.3 million. Refer to the previous segment discussions for further details.
Operating income decreased $9.4 million for the nine months ended May 31, 2015 compared with the same prior-year period. Total operating income before certain items for the nine months ended May 31, 2015 was $79.8 million, an increase of $7.6 million compared with last year. The increase in total operating income before certain items was primarily due to the contribution from recent acquisitions of $12.4 million and increased gross profit partially offset by the negative impact of foreign currency translation of $9.3 million and the increased SG&A expense as noted below.
The Company’s SG&A expenses, excluding certain items, increased by $1.9 million for the nine months ended May 31, 2015 compared with the same period in the prior year. The increase was primarily attributable to incremental SG&A expense of $8.7 million from recent acquisitions and increased professional fees of $3.7 million, partially offset by favorable foreign currency translation of $14.1 million. Items excluded from SG&A expenses consist of $18.4 million of expense related to CEO transition costs, acquisition and integration activities and restructuring and related costs for the nine months ended May 31, 2015 and $6.5 million of acquisition and integration activities and restructuring and related costs for the nine months ended May 31, 2014.
Additional consolidated results
Interest expense increased $1.2 million for both the three and nine months ended May 31, 2015 compared with the same periods in the prior year as a result of higher outstanding debt. Additionally the Company incurred $18.8 million related to the Bridge Financing fees from the Citadel acquisition, as discussed in Note 4 of this Form 10-Q.
The Company experienced foreign currency transaction losses of $0.9 million and $3.1 million for the three and nine months ended May 31, 2015, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2015 and August 31, 2014.
Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture.
Net income available to the Company’s common stockholders was a loss of $9.9 million and income of $19.1 million for the three months ended May 31, 2015 and 2014, respectively. Net income available to the Company’s common stockholders was $2.4 million and $41.0 million for the nine months ended May 31, 2015 and 2014, respectively. Foreign currency translation negatively impacted net income by $2.8 million and $4.7 million for the three and nine months ended May 31, 2015, respectively.
Product Families
Globally, the Company operates in five product families: (1) custom performance colors, (2) masterbatch solutions, (3) engineered plastics, (4) specialty powders and (5) distribution services. The Company offers tolling services to customers primarily in the specialty powders product family. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$45,305	8%	$50,212	8%
Masterbatch solutions	187,927	34	202,273	31
Engineered plastics	181,725	32	195,661	30
Specialty powders	71,133	13	97,121	15
Distribution services	74,768	13	100,468	16
Total consolidated net sales	$560,858	100%	$645,735	100%

	Nine months ended May 31,
	2015		2014
	(In thousands, except for %'s)
Custom performance colors	$136,649	8%	$140,918	8%
Masterbatch solutions	568,408	33	564,750	31
Engineered plastics	549,072	32	559,399	31
Specialty powders	222,722	13	263,931	14
Distribution services	241,355	14	290,642	16
Total consolidated net sales	$1,718,206	100%	$1,819,640	100%

The three and nine months ended May 31, 2014 include a reclassification of revenue between product families to better reflect the way the businesses are managed.
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

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
EMEA	90%	87%	84%	84%
USCAN	61%	67%	63%	62%
LATAM	76%	68%	71%	76%
APAC	67%	73%	65%	71%
Worldwide	76%	77%	73%	74%

Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	9,734	796	—	10,530
Fiscal 2015 payments	(6,593)	(852)	—	(7,445)
Translation	—	—	(669)	(669)
Accrual balance as of May 31, 2015	$4,886	$315	$(973)	$4,228
For discussion of the Company's fiscal 2015 restructuring plans, refer to Note 14 in this Form 10-Q.
Income Tax
The effective tax rate for the three and nine months ended May 31, 2015 was 751.5% and 82.8%, respectively, and for the three and nine months ended May 31, 2014 was 19.4% and 24.7%, respectively. The increase in the effective tax rates for the three and nine months ended May 31, 2015 as compared with the same periods last year was driven primarily by the increase in the U.S. restructuring and other U.S. charges with no tax benefit. These charges include $18.8 million of U.S. financing fees on the Bridge Financing related to the Citadel acquisition which occurred during the three months ended May 31, 2015 (refer to Note 4 of this Form 10-Q) and $6.2 million of U.S. costs related to the accelerated vesting of equity compensation awards for the CEO transition which occurred during the three months ended February 28, 2015 (refer to Note 11 of this Form 10-Q).
As a result of the Citadel acquisition discussed in Note 2 of this Form 10-Q, the Company anticipates a one-time release in the fourth quarter of a portion of its U.S. valuation allowance resulting from the Company’s ability to offset its U.S. deferred income tax assets with Citadel’s U.S. deferred income tax liabilities. The Company expects to release approximately $6.0 million of historical valuation allowance as a result of the Citadel acquisition. The Company will also recognize approximately $7.0 to $9.0 million of deferred tax assets associated with the U.S. restructuring and other U.S. charges with no tax benefit that occurred during the nine months ended May 31, 2015.
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
As of January 1, 2015, the goodwill that was previously allocated to four reporting units within the former Americas reportable segment was split into seven reporting units within the Company's two new reportable segments, USCAN and LATAM. The Company now reports goodwill in four new reporting units in USCAN (masterbatch solutions, custom performance colors, engineered plastics and specialty powders) and three new reporting units in LATAM (masterbatch solutions, custom performance colors and specialty powders). For further discussion of the Company's goodwill allocation and reportable segment split, refer to Notes 3 and 13 of this Form 10-Q.

Management concluded, based on the quantitative fair value measurements performed, that as of June 1, 2014, the fair values of the EMEA specialty powders and USCAN engineered plastics reporting units exceeded their carrying values by 13% in each instance. As of May 31, 2015, the EMEA specialty powders reporting unit had goodwill of $17.5 million while goodwill in the USCAN engineered plastics reporting unit was $34.6 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the USCAN and EMEA regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
During the second quarter of fiscal 2015, the Company reviewed the goodwill allocated to each of the reporting units within the former Americas segment and newly created USCAN and LATAM segments immediately before and after the reallocation and concluded no interim impairment tests were necessary. Additionally, as of May 31, 2015, the Company concluded there were no triggering events which would have required a goodwill impairment test.
Liquidity and Capital Resources
Net cash provided from operations was $56.3 million and $35.0 million for the nine months ended May 31, 2015 and 2014, respectively. The Company’s cash and cash equivalents decreased $28.5 million from August 31, 2014. This decrease was driven primarily by net debt repayments of $98.5 million, capital expenditures of $32.7 million, dividend payments of $18.1 million, foreign currency translation of $11.8 million, capital investment in joint ventures of $12.5 million, the Compco acquisition of $6.7 million, redemption of common stock of $5.0 million, and share repurchases of $3.3 million. These outflows were funded primarily by the issuance of convertible special stock of $120.3 million and cash generated from operations of $56.3 million.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2015	August 31, 2014	May 31, 2014
Days in receivables	57	55	54
Days in inventory	53	50	52
Days in payables	51	48	46
Total working capital days	59	57	60
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2015	August 31, 2014	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$107,043	$135,493	$(28,450)	(21.0)%
Restricted cash	$378,509	$—	$378,509	100.0%
Working capital, excluding cash and restricted cash	$226,868	$263,715	$(36,847)	(14.0)%
Long-term debt	$607,585	$339,546	$268,039	78.9%
Total debt	$621,875	$371,294	$250,581	67.5%
Net debt*	$136,323	$235,801	$(99,478)	(42.2)%
Total A. Schulman, Inc.’s stockholders’ equity	$570,337	$527,043	$43,294	8.2%
* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of May 31, 2015, 92% of the Company's cash and cash equivalents were held by its foreign subsidiaries, compared to 95% as of August 31, 2014. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. In addition, excess cash in the U.S. is generally used to repay outstanding debt.

Working capital, excluding cash and restricted cash, was $226.9 million as of May 31, 2015, a decrease of $36.8 million from August 31, 2014. The primary reasons for the decrease in working capital from August 31, 2014 include decreases of $26.8 million in accounts receivable and $21.9 million in inventories, and an increase in other accrued liabilities of $32.5 million. These decreases to working capital were partially offset by a decrease in accounts payable of $21.8 million and a decrease in short-term debt of $17.5 million. The translation effect of foreign currencies, primarily the Euro, decreased working capital by $32.3 million.
Capital expenditures for the nine months ended May 31, 2015 were $32.7 million compared with $24.1 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
2013 Credit Agreement
On September 24, 2013, the Company entered into a $500.0 million Credit Agreement ("Previous Credit Agreement") that was replaced on June 1, 2015 by the Credit Agreement (as defined below). For discussion of the Company's Previous Credit Agreement, refer to Note 5 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
On May 26, 2015, an amendment was issued to the Previous Credit Agreement which, among other things, altered both the minimum interest coverage ratio and the maximum net debt leverage ratio to exclude the impact of the issuance of the Notes (as defined below) on May 26, 2015. The amendment also provided a waiver by which the lenders to the Previous Credit Agreement waived any default or event of default that has or may, on or prior to July 15, 2015, directly arise out of or result from the completion of the issuance of the Notes. The Company was in compliance with all covenants under the Previous Credit Agreement, as amended, as of May 31, 2015.
Additional Debt
During the third quarter of fiscal 2015, the Company obtained commitments for a senior unsecured bridge loan of $425.0 million and a senior secured credit facility of $875.0 million (together, the "Bridge Financing") to finance the Citadel acquisition in the event permanent financing was not available in time to close the Citadel acquisition. The Company did not draw on the Bridge Financing during the third quarter of fiscal 2015 due to the successful issuance of the Notes and the Convertible Special Stock (refer to Note 9 of this Form 10-Q) and the execution of the Credit Agreement. The Company incurred and expensed financing fees of $18.8 million on the Bridge Financing during the third quarter of fiscal 2015.
On February 3, 2015, the Company obtained a $25.0 million uncommitted line of credit from a financial institution, originally available until December 31, 2015. The interest rate is based upon the 30-day LIBOR index plus a spread at least 10 basis points below the applicable spread on the Company’s Previous Credit Agreement. During the third quarter of fiscal 2015, the Company terminated this $25.0 million uncommitted line of credit, in addition to the $15.0 million uncommitted line of credit entered into on February 14, 2014, in conjunction with the new financing transactions discussed below.
During the second quarter of fiscal 2015, the Company prepaid the entire principal balance of €42.8 million of its Euro Notes along with accrued interest. The Company recognized a net gain of $1.3 million on the early extinguishment of debt consisting of a gain of $3.9 million on a related foreign currency swap, partially offset by early termination fees of $2.5 million and a write-off of $0.1 million of deferred financing fees.
Senior Notes
On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). During the third quarter of fiscal 2015, the Company capitalized $11.3 million in debt issuance costs related to the Notes. Additionally, the Company had to fund $3.8 million of interest on the Notes as of May 31, 2015, of which $0.4 million relates to interest expense from the date of funding to May 31, 2015 and $3.4 million is a prepayment.
As discussed in Note 1 of this Form 10-Q, the proceeds from the Notes and interest prepayment are recorded as restricted cash as of May 31, 2015 as the funds were restricted to be used until the Citadel acquisition was consummated on June 1, 2015.
The Notes mature on June 1, 2023 and are senior unsecured obligations of the Company that are guaranteed on a senior basis by the material domestic guarantors under the Credit Facility (as defined below).
The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of May 31, 2015.
The Company has the option to redeem these Notes, in whole or in part, at any time on or after June 1, 2018 at redemption prices, plus accrued and unpaid interest to the redemption date of 105.156%, 103.438%, 101.719% and 100% during the 12-month periods commencing on June 1, 2018, 2019, 2020 and 2021 and thereafter, respectively. Prior to June 1, 2018, the Company may redeem these Notes, in whole or in part, and pay the applicable premium that includes the redemption price plus accrued and unpaid interest to the redemption date.
2015 Credit Agreement
On June 1, 2015, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement for approximately $1.0 billion with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (the "Credit Agreement"). The Credit Agreement provides for:

•	a multicurrency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan A facility (the "Term Loan A Facility") with quarterly payments due until maturity;

•	a $350 million U.S. term loan B facility (the "U.S. Term Loan B Facility") with quarterly payments due until maturity;

•	a €145 million term loan B facility (the "Euro Term Loan B Facility") with quarterly payments due until maturity; and

•
an expansion feature allowing the Company to incur additional revolving loans and/or term loans in an aggregate principal amount of up to $250 million plus additional amounts that are subject to certain terms and conditions (the "Incremental Facility" and, together with the Revolving Facility, the Term Loan A Facility, the U.S. Term Loan B Facility and the Euro Term Loan B Facility, the "Credit Facility").

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022.
The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries of the Company (the "Guarantors”). Payment and performance under the Credit Facility is secured by a first priority security interest in substantially all tangible property of the Company and each Guarantor; including a pledge of 100% of the stock of certain domestic subsidiaries and 65% of the stock of certain foreign subsidiaries subject to materiality and customary exceptions. Foreign obligations are secured by a pledge of 100% of the stock of the foreign borrower and other pledged foreign subsidiaries.
The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility.
Interest rates under the Credit Agreement are based on ABR or LIBOR (depending on the borrowing currency) plus a spread determined by the Company's total leverage ratio. Borrowings under the U.S. Term Loan B Facility and Euro Term Loan B Facility are subject to a LIBOR floor of 0.75%. When market LIBOR rates are lower than the 0.75% floor, the interest rate on the Term Loan B Facilities is based on the LIBOR floor plus a spread. The Company is also required to pay a facility fee on the commitments for the unused portion of the Revolving Facility. Additionally, the Revolving Facility provides for a portion of the funds to be made available as a short-term swing-line loan.
Below summarizes the Company’s available funds:

	May 31, 2015	August 31, 2014
	(In thousands)
Existing capacity:
Revolving Facility, due September 2018	$300,000	$300,000
Domestic short-term lines of credit	—	15,000
Foreign short-term lines of credit	47,734	53,520
Total capacity from credit lines	$347,734	$368,520
Availability:
Revolving Facility, due September 2018	$134,542	$193,909
Foreign short-term lines of credit	41,194	49,250
Total available funds from credit lines	$175,736	$243,159
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $170.7 million and $124.6 million as of May 31, 2015 and August 31, 2014, respectively, and issued letters of credit of $1.3 million and $0.7 million, as of May 31, 2015, and August 31, 2014, respectively.

After completion of the Citadel acquisition on June 1, 2015, the total capacity from credit lines and total available funds from credit lines was $347.7 million and $301.9 million, respectively.
The Company was in a net debt position of $136.3 million and $235.8 million as of May 31, 2015 and August 31, 2014, respectively. The decrease of $99.5 million was a result of the special stock issuance, which was primarily used to pay down revolver and term loan debt. These debt repayments totaled $98.5 million for the nine months ended May 31, 2015.
During the three and nine months ended May 31, 2015, the Company declared and paid quarterly cash dividends of $0.205 and $0.615 per common share. The total amount of these dividends was $6.1 million and $18.1 million, respectively.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015. The Company repurchased 109,422 shares of common stock entirely in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of May 31, 2015, shares valued at $51.7 million remain authorized for repurchase.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. Accumulated other comprehensive income decreased by $64.4 million during the nine months ended May 31, 2015 primarily due to the strengthening of the U.S. dollar against various foreign currencies, most significantly the Euro which declined by 16.8% from 1.319 U.S. dollars to 1 Euro as of August 31, 2014 to 1.097 as of May 31, 2015.
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
A summary of the Company's future obligations related to the recent financing transactions, as discussed in Note 4 of this Form 10-Q, is presented below, subsequent to the June 1, 2015 Citadel acquisition date:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt	$19,278	$—	$—	$—	$19,278
Long-Term Debt	—	30,181	218,181	858,612	1,106,974
Convertible Special Stock Dividends	7,500	15,000	15,000	—	37,500
Interest Payments	13,300	116,200	124,900	176,700	431,100
	$40,078	$161,381	$358,081	$1,035,312	$1,594,852
There were no other material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
The Company’s outstanding commercial commitments as of May 31, 2015 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2015.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company’s critical accounting policies are the same as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.
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

•	our ability to achieve the anticipated synergies, cost savings and other benefits from the Citadel acquisition;

•	transaction and acquisition-related costs incurred in connection with the Citadel acquisition and related transactions; and

•	substantial time devoted by management to the integration of the Citadel acquisition.
The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015. Exposures to market risks have not changed materially since August 31, 2014.
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
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015, the Company included a detailed discussion of its risk factors. There are no material changes from the risk factors previously disclosed.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of common stock during the third quarter of fiscal 2015. The Company repurchased 109,422 shares of common stock during the first quarter of fiscal 2015 an average price of $30.46 per share for a total cost of $3.3 million. Shares valued at $51.7 million remain authorized for repurchase as of May 31, 2015. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended and superseded in part by the Company's Current Report on Form 8-K filed on April 27, 2015.

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

2.1
Stock Purchase Agreement, dated as of March 15, 2015, by and among A. Schulman, Inc., HGGC Citadel Plastics Holdings, Inc., Citadel Plastics Holdings, LLC (in its capacity as the representative of the holders of securities of the company), and certain other individual persons (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 27, 2015 (Reg. No. 333-203670)).*

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (for purposes of Commission reporting compliance only).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).

4.1
Indenture, dated as of May 26, 2015, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 6.875% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2015).

4.2
First Supplemental Indenture, dated as of June 1, 2015, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015).

4.3
Registration Rights Agreement, dated as of May 26, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers of the Notes ) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2015).

4.4
Joinder to Registration Rights Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015).

4.5
Specimen Certificate for 6.00% Cumulative Perpetual Convertible Special Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015).

10.1
Credit Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., A. Schulman S.a.r.l., and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, and the lenders named in the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015).

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

* Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
A. Schulman, Inc.
(Registrant)

/s/ Joseph J. Levanduski
Joseph J. Levanduski , Executive Vice President, Chief Financial Officer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

Date:	July 6, 2015