Form 10-K
period 2015-08-31
SCHULMAN A INC
filed 2015-10-20
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
As of February 28, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,203,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,296,044 shares of common stock, $1.00 par value, at October 16, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

Introduction

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) was founded as an Ohio corporation in 1928 by Alex Schulman in Akron, Ohio as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet underserved market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, innovation centers and sales offices in numerous countries. The Company changed its state of incorporation to Delaware in 1969 and went public in 1972. Today, A. Schulman, Inc. is an international supplier of high-performance plastic formulations, resins, and services and provides innovative solutions to meet its customers' demanding requirements through proprietary and custom-formulated products. The Company's customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. Recent acquisitions have provided for a more specialized portfolio and strengthened the Company's core businesses serving customers across a broader set of markets.

The Company leverages the following competitive advantages to develop and maintain strong customer relationships and drive continued profitable growth:

•	The Company's sales, marketing and technical teams partner with customers to understand needs and provide tailored solutions that enhance their success through its broad and diverse product line.

•
The Company has a solid reputation in product innovation and application development driven by its market knowledge and insights, customer relationships and research and development capabilities. To further enhance these capabilities, the Company continues to leverage its five global Innovation and Collaboration Centers located in Belgium, Germany, Mexico and two in the United States. These centers combine research and innovation in plastics engineering and application technology with specific product developments. They manage the development of collaborative business projects through networks comprised of customers, suppliers, and in some instances, academic institutions and research centers. In addition, the Company also has over a dozen application development centers located within existing facilities. The Company has a long history of successful application development and these dedicated resources further the Company’s advancement with customers and new markets.

•	The Company's procurement teams are critical to its success as its global purchasing leverage strategy positions the Company to formulate and manufacture products competitively.

•	The Company has manufacturing facilities worldwide allowing it to be an ideal partner by quickly servicing target markets for its local and global customers.

•	The Company's strong financial position provides the resources to effectively grow in the current economic environment as well as pursue growth through strategic acquisitions.

The Company has a strong presence in the global market place, providing new and enhanced product solutions that result in a product portfolio that is strongly positioned in the markets we serve. With world-class Innovation and Collaboration Centers and manufacturing facilities that host application development centers strategically positioned around the world, A. Schulman is able to anticipate and respond to changing market and customer needs. Accordingly, the Company's collaboration between development, sourcing and production is especially important to the Company and its customers, as a quick response to meet their needs is critical. Of course, a quick response means little without quality. A. Schulman has a proud history of consistently supplying products of the highest standards, which is evidenced by the Company's numerous certifications, accreditations and supplier awards.

Business Segments

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following reportable segments: Europe, Middle East and Africa (“EMEA”), United States & Canada ("USCAN"), Latin America ("LATAM"), Asia Pacific (“APAC”), and Engineered Composites ("EC").

On June 1, the Company acquired HGGC Citadel Plastic Holdings, Inc. ("Citadel"), a specialty engineered plastics company that produces thermoset composites and thermoplastic compounds for specialty product applications. The thermoset composites business, or engineered composites, is unique to the Company's legacy product families. Based on the new structure of the business and an evaluation of how the CODM makes decisions, assesses performance and allocates resources, the Company added a new global reportable segment and product family, EC, which has operations in the U.S., Mexico, Brazil, Germany and a joint venture in China. The thermoplastic compounds business, or engineered plastics, is similar to the Company's existing operations in the USCAN segment and is therefore incorporated into the Company's existing engineered plastics product family within the geographical USCAN segment.

The CODM uses net sales to unaffiliated customers, segment gross profit, and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as restructuring and related costs including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees, which are not allocated to the segments.

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

On June 1, 2015, the Company acquired all of the issued and outstanding shares of Citadel, a privately held portfolio company of certain private equity firms, for approximately $801.6 million. Citadel is a plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expands the Company's presence substantially, especially in the North America engineered plastics markets as well as balancing the global geographic footprint and gives A. Schulman a second growth platform with its industry-leading, added-value specialty engineered composites business. The acquisition enhances the Company's existing portfolio and presents attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas. Through this acquisition the Company's portfolio becomes more highly specialized, which will enable the Company to better serve its global customer base.

Product Families

Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services.

Custom Performance Colors

Custom Performance Colors ("CPC") offers powdered, pelletized, and liquid color concentrates that are custom-designed to enhance virtually all thermoplastic resins. These concentrates are available separately, or can be combined with additives as a complete package providing additional functionality such as weather resistance. In many instances, the Company’s products are designed to deliver multiple attributes to meet customer needs. During fiscal 2015, the CPC product family provided 8% of the Company's consolidated net sales.

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

The Company’s color concentrates excel in many of the same markets as its masterbatch solutions product family (food packaging, industrial packaging, consumer products, etc.) and its engineered plastics product family, which provides an excellent platform for cross utilization of technology. They are a trusted source for many of the world’s largest consumer products companies, providing aesthetic solutions for a wide range of bottles, containers, caps and closures providing a consistent brand identity for them.

Engineered Composites

Engineered composites are comprised of highly filled compounds which include thermoset bulk molding compounds ("BMC"), sheet molding compounds ("SMC"), thick molding compounds ("TMC"), and high performance composite solutions for multi-national original equipment manufacturers and custom molders that use these products in injection and compression molding processes. Additionally, engineered composites include vertically integrated molding and value-added post molding services. The Company first began supplying engineered composites on a global basis through its acquisition of Citadel in June 2015. Since the Citadel acquisition, the engineered composites product family provided 9% of the Company's consolidated net sales.

Engineered composite products primarily serve customers in the mobility, industrial & construction, consumer, electrical, energy, and healthcare & safety industries where their high strength-to-weight ratio, dimensional stability, chemical resistance and temperature performance is required. These materials are also used by customers seeking to make their products lighter such as in emerging carbon fiber applications. Additional features of the Company’s engineered composites products include qualities such as electrical conductivity, impact resistance, corrosion resistance and design flexibility.

The Company supplies engineered composites products to its customers through its global network of nine manufacturing facilities including an Innovation and Collaboration Center in Bay City, Michigan. Using a partnership approach with its customers, the engineered composites segment provides tailored solutions that enable its customers to maintain a competitive advantage in the markets in which they operate. Engineered composites products are utilized in a wide range of applications such as automotive front lighting, circuit breakers, oil and gas downhole components, drain pans for HVAC units and trucks, as well as heavy machinery structural parts.

Masterbatch Solutions

Masterbatches, which are also referred to as concentrates, are often the key ingredient in a successful application product formula. These highly concentrated compounds are combined with polymer resins by the Company’s customers at the point-of-process to provide a unique property portfolio that meets needed performance criteria for a given product application. During fiscal 2015, the masterbatch solutions product family provided 31% of the Company's consolidated net sales.

The Company first began supplying masterbatches through its application development center in Bornem, Belgium in the early 1960s. Since then, the Company has expanded its presence in masterbatch globally. Recent acquisitions have broadened the Company’s product offerings in the high-quality masterbatch markets, provided capacity, flexibility and efficiency to advance our growth in targeted markets, and reduced dependence on large volume, commodity-type automotive applications. The Company’s manufacturing facilities and Innovation and Collaboration Centers are strategically positioned around the world to ensure that the Company meets the local and regional needs of its customers.

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

Film for agricultural and packaging applications continues to be a primary focus for these products. The Company’s film additives for food packaging are valued for their performance and cost benefits, and are commonly used in biaxially oriented films and biaxially oriented polyethylene terephthalate which are critical for protective packaging of shelf ready foods, snack foods, candy, as well as various consumer products and industrial applications. The Company also provides solutions for agriculture films, offering additives that provide UV control, barrier, and anti-fog solutions among others which increases yields and reduces waste.

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

Engineered Plastics

Engineered plastics provide unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer specifications for durable applications. The Company’s products are often developed to replace metal or other traditional materials. During fiscal 2015, the engineered plastics product family provided 33% of the Company's consolidated net sales.

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

The engineered plastics product family uses the Company's state-of-the-art Innovation and Collaboration Centers to drive technology and innovation. These centers are highly focused on developing niche solutions that meet the needs of existing and developing markets.

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

Specialty Powders

Specialty powders includes size reduction and resins for the injection, blow molding and rotational molding markets. During fiscal 2015, the specialty powders product family provided 12% of the Company's consolidated net sales.

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

The Company supplies customers in the rotational molding market, while utilizing its compounding expertise and global footprint to add value in specialty powders (which includes custom size reduction service applications such as powder coatings, oil field services, cosmetic applications and additive manufacturing/3D printing). Specialty powders products for the injection, blow molding and rotational molding markets include compounded resin powders, such as gas and storage tanks, high-end recreation and sport coolers, kayaks, playground slides, and other large applications.

The Company's specialty powders product portfolio includes:
•Compound colors offered in customized colors and specialty effects;
•Compounds and cross-linkable resins developed specifically for the rotational molding process; and
•Specialty powders for the oil and gas industry.

Distribution Services

As a distributor, the Company works with leading global polymer producers to assist in servicing market segments that are not easily accessible to these producers, or does not fit into these producers' core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and resells producer grade polymers to our customers, providing sales, marketing and technical services where required. During fiscal 2015, the distribution services product family provided 14% of the Company's consolidated net sales.

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

Non Wholly-owned Subsidiaries

A. Schulman International, Inc. is a wholly-owned subsidiary which owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture, which is consolidated by A. Schulman, Inc. This joint venture has a manufacturing facility in East Java, Indonesia focusing on the masterbatch solutions and custom performance colors product families. The remaining 35% interest in this joint venture is owned by P.T. Prima Polycon Indah.

A. Schulman International, Inc. also owns a 63% interest in Surplast S.A. ("Surplast"), an Argentinean venture, with Alta Plastica S.A., one of the largest distributors of resins in Argentina. Surplast has one manufacturing facility in Buenos Aires, Argentina focusing on rotational molded specialty powders. This venture is consolidated by A. Schulman, Inc.

Bulk Molding Compounds, Inc. ("BMCI") is a wholly-owned subsidiary acquired in conjunction with the Citadel acquisition. BMCI previously entered into a joint venture agreement with EMEI Industrial Limited in which each company owns a 50% interest in the joint venture, BMC Far East LTD, which is located in China. The joint venture manufactures and sells BMC products in the Asia Pacific region and is not consolidated by A. Schulman, Inc.

On June 11, 2012, A. Schulman International, Inc. entered into a 50-50 joint venture with National Petrochemical Industrial Company ("NATPET") of Jeddah, Saudi Arabia, a subsidiary of Alujain Corporation, a Saudi Stock Exchange listed company to form Natpet Schulman Specialty Plastic Compounds Co, which is not consolidated by A. Schulman, Inc. The venture will produce and globally sell polypropylene compounds from a compounding plant expected to be built in Yanbu, Saudi Arabia.

On September 6, 2013, A. Schulman Plastics Malaysia and SCG Chemicals Company, Ltd. formed a venture, SCG ICO Polymers Co., Ltd. in which A. Schulman owns a 13% interest. This venture is not consolidated by A. Schulman, Inc. The venture was formed in Thailand to manufacture rotomolding powders and rotomolding compound granules and market and sell these products in the Asia Pacific region.

Employee Information

As of August 31, 2015, the Company had approximately 5,000 employees. Approximately 30% of all of the Company’s employees are represented by various unions under collective bargaining agreements, primarily outside of the United States.

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

Research and development expenses totaled $17.8 million, $16.9 million, and $8.7 million in fiscal years 2015, 2014, and 2013, respectively, related to certain activities performed by manufacturing facilities, innovation and application centers, and analytical laboratories that contribute to the development and significant enhancement of the Company's current and new products and processes. The Company continues to invest in research and development activities as management believes it is important to the future of the Company. The increase in fiscal 2014 investments, when compared to fiscal 2013, included improvements in our color matching capabilities within our custom performance colors product family, development of solutions for the mobility market within our engineered plastics product family, product development at manufacturing facilities acquired during the year and an increase in personnel dedicated to research and development efforts.

The Company focuses on its organic growth strategy which is aimed at increasing the Company's ability to leverage new and existing products into new geographic markets, further explore adjacent markets and improve the profitability of the Company's product mix. Creating new and collaborative innovation models is key to the growth strategy; therefore, the Company has five global Innovation and Collaboration Centers located in Belgium, Germany, Mexico and two in the United States that create faster, focused solutions for customers and partners. The expansion of these critical relationships helps to align the Company's global technology and product development efforts with the current requirements and emerging needs of its customers and end-markets. The Company also has application development centers located within nearly all of its manufacturing facilities that assist in the discovery of new applications for existing technologies.

The Company utilizes a stage gate process globally for new product and technology development initiatives. A stage gate development process is valued as an effective and efficient method to conduct new product development. The stage gate method is a development process that manages risk in new product development, so the Company's valuable resources of people and capital are invested to improve the success rate and accelerate the time to market for the Company's products. The stage gate process can be thought of as a blueprint that maps out the development process and helps to manage risk by the use of gate reviews at critical investment points in the project. Gate reviews ensure that only those projects with the highest probability of success are afforded investment resources during the product development process.

Compliance with Environmental Regulations

The Company believes that its stewardship responsibilities include attention to environmental concerns. The Company addresses its environmental responsibilities on a global basis and senior management regularly reports the Company’s performance to its Board of Directors. Management believes that the Company is in material compliance with the national, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and such compliance activity does not currently have a material effect upon the capital expenditures, results of operations, financial position or competitive position of the Company.

Dependence on Customers

During the year ended August 31, 2015, the Company’s five largest customers accounted in the aggregate for less than 10% of net sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

Availability of Raw Materials

The raw materials required by the Company are available from a number of major plastic resin producers or other suppliers. The Company does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. The principal materials used in the manufacture of the Company’s proprietary plastic compounds are polypropylene, polyethylene, polystyrene, nylon and titanium dioxide. For additional information on the availability of raw materials, see ITEM 1A, RISK FACTORS, Shortages or changes in the price of raw materials and energy costs could adversely affect operating results and financial condition, of this Annual Report on Form 10-K.

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

Competition

The Company’s business is highly competitive. The Company competes with producers of basic plastic resins, many of which also operate compounding plants, as well as other independent plastic compounders and molders. The producers of basic plastic resins generally are large producers of petroleum and chemicals, which are much larger than the Company. Some of these producers compete with the Company principally in such competitors’ own respective local market areas, while other producers compete with the Company on a global basis.

Management believes the Company also competes with other merchants and distributors of plastic resins and other products. Limited information is available to the Company as to the extent of its competitors’ sales and earnings in respect of these activities, but management believes that the Company has a fraction of the highly-fragmented distribution market. In addition, the engineered composites business mainly competes with other merchants participating in the compounding step of the composites value chain.

Management believes the principal methods of competition in plastics manufacturing are innovation and development of proprietary formulations, application and processing know-how, price, availability of inventory, quality, quick delivery and service. The principal methods of competition for merchant and distribution activities are price, availability of inventory and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices. In addition, A. Schulman has a balanced global footprint which allows the Company to effectively serve multi-national customers globally while maintaining a solid local presence to quickly address changing markets, shorten delivery cycles and local customer demands.

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

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three-year period ended August 31, 2015 appears in Note 14 of the Company's audited consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks related to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Bernard Rzepka:    Age 55; President and Chief Executive Officer of the Company since January 2015 and director of the Company since December 2014. Mr. Rzepka formerly served as the Executive Vice President and Chief Operating Officer of the Company from April 2013 until December 2014 and as General Manager and Chief Operating Officer – EMEA from September 2008 until April 2013. Mr. Rzepka has been with the Company since 1992, serving in a variety of technology and commercial management positions.

Joseph J. Levanduski:    Age 53; Executive Vice President and Chief Financial Officer of the Company since June 2011. Mr. Levanduski also served as Chief Accounting Officer of the Company from July 2013 until April 2015 and Treasurer from June 2011 until April 2013. Previously, Mr. Levanduski was with Hawk Corporation, a supplier of friction materials and motorsports components, for approximately 15 years, where he held various financial roles before becoming Senior Vice President and Chief Financial Officer.

Kevin Andrews: Age 48; Senior Vice President and General Manager – EC since June 2015. Mr. Andrews formerly was the President – Engineered Composites at Citadel Plastics which was acquired by the Company in June 2015. Mr. Andrews had been with Citadel, since 2010, serving in a variety of management positions.

Derek Bristow:    Age 55; Senior Vice President and General Manager – APAC since May 2010. Mr. Bristow formerly was President – Europe of ICO, Inc., which was acquired by the Company in April 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

Heinrich Lingnau: Age 53; Senior Vice President and General Manager – EMEA since April 2013. Previously, Mr. Lingnau was the regional business leader for the masterbatch product family and he has held various management-level positions with the Company's EMEA operations since 1999.

Timothy J. McDannold: Age 53; Vice President, Treasurer and Director of Risk Management of the Company since April 2013. Previously, Mr. McDannold served in various global management roles, including Vice President and Treasurer, and Vice President of Global Business Services for Diebold, Incorporated, an integrated self-service solutions, security systems and services corporation, since 1988.

Donald B. McMillan:    Age 55; Executive Vice President and Chief Information Officer of the Company since July 2013. Previously, Mr. McMillan served as the Chief Accounting Officer and Corporate Controller since April 2011until June 2013, Corporate Controller since April 2006 and held various financial positions since joining the Company in 1996.

Brent Middleton: Age 58; Senior Vice President and General Manager – USCAN since November 2014. Previously, Mr. Middleton served various positions, including Vice President of Worldwide Sales, Serve and Corporate Marketing for Dionex Corporation since 1996. In 2010, he founded Middleton Consulting Group, LLC, where he provided strategic and tactical consulting for domestic and global clients, including A. Schulman, Inc.

Gary A. Miller:    Age 69; Executive Vice President, Global Supply Chain and Chief Procurement Officer of the Company since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company, a global tire manufacturing company, since 1992.

David C. Minc:    Age 66; Executive Vice President, Chief Legal Officer and Secretary of the Company since May 2008. Previously, Mr. Minc served as General Counsel – Americas, for Flexsys America L.P., a manufacturer and distributor of chemicals for rubber processing and related industries, since 1996.

Patricia M. Mishic:    Age 50; Executive Vice President and Chief Marketing Officer of the Company since January 2012. Previously, Ms. Mishic served as Global Director of Marketing Excellence for Dow Chemical Company's Performance Materials and Performance Plastics divisions and held a variety of global business development, marketing and business management positions since 2000.

Gustavo Perez:    Age 51; Senior Vice President and General Manager – LATAM since July 2014. Mr. Perez was Vice President and General Manager – Americas from July 2010 to June 2013. Mr. Perez most recently served as the General Manager of Masterbatch for the Company’s North America operations and has been with the Company since 1995, serving in a variety of management positions.

Stacy R. Walter: Age 53; Executive Vice President, Internal Audit of the Company since April 2013. Ms. Walter has served as the Director of Internal Audit for the Company from June 2006 until April 2013 and Sarbanes-Oxley Audit Manager from 2005 until 2006.

Kristopher R. Westbrooks: Age 37; Vice President, Chief Accounting Officer and Corporate Controller of the Company since April 2015. Mr. Westbrooks served as the Corporate Controller of the Company from July 2013 to April 1, 2015. Mr. Westbrooks served as Senior Manager – Global Corporate Controlling & Reporting of the company from March 2013 until July 2013 and Assistant Corporate Controller from May 2011 until March 2013. Previously Mr. Westbrooks served as Global Accounting Consultation Manager and Senior Financial Analyst for The Procter & Gamble Company, a multinational manufacturer of consumer goods, from April 2009 until May 2011.

Kim L. Whiteman:    Age 58; Executive Vice President, Chief Human Resources Officer of the Company since June 2009. Previously, Mr. Whiteman held various human resource management roles at The Goodyear Tire and Rubber Company since 1979.

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
Although no one customer currently accounts for a significant portion of our sales, we are exposed to certain industries such as mobility, appliances and construction. Economic challenges which more acutely affect such particular industries may directly reduce demand for our products by customers within such industries. Bankruptcies by major original equipment manufacturers (OEM) could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay.
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
Shortages or changes in the price of raw materials and energy costs could adversely affect operating results and financial condition.
We purchase various plastic resins to produce our proprietary plastic formulations. These resins, derived from petroleum or natural gas, have on occasion been subject to periods of short supply as well as rapid and significant movements in price. These fluctuations in supply and price may be caused or intensified by a number of factors, including inclement weather, political instability or hostilities in oil-producing countries, other force majeure events affecting the production facilities of our suppliers, and more general supply and demand changes. We may not be able to obtain sufficient raw materials or pass on increases in the prices of raw materials and energy to our customers. Such shortages or higher petroleum or natural gas costs could lead to declining margins, operating results and financial conditions.

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
We conduct a significant portion of our business outside of the United States. We expect sales from international markets to continue to represent a significant portion of our net sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:

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

•
unanticipated geopolitical and other events, such as economic sanctions, could adversely impact our business and profitability in the country being sanctioned and retaliatory actions by such countries may also adversely impact the countries imposing the sanctions which could result in a write-down of some of our international investments; and

•	managing the engineered composite segment on a global basis versus regional focus in our other segments.
Our continued success as a global supplier will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.
Although the majority of our international business operations are currently in regions where the risk level and established legal systems are considered reasonable, our international business also includes projects in countries where governmental corruption has been known to exist. We emphasize compliance with the law and have policies, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act, which we refer to as the FCPA; however, there can be no certain assurances that our employees or outside agents will adhere to our code of business conduct, other internal policies or the FCPA. Additionally, in such high risk regions, our competitors who may not be subject to U.S. laws and regulations, such as the FCPA, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that U.S. law and regulations prohibit us from using. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence. If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions. Violations of these laws could result in significant monetary or criminal penalties for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations, financial position, cash flows, damage our reputation and, therefore, our ability to do business.
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
Successful development and commercialization of new products is a key driver in our anticipated growth plans. Also, on an ongoing basis a certain portion of our products slowly become obsolete or commoditized and, therefore, new products are necessary to maintain current volumes. The development and commercialization of new products requires significant investments in research and development, production, and marketing. The successful production and commercialization of these products is uncertain as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, or if customers decline to purchase the new products, we will not be able to recover our development investment, which can be substantial in our engineered composites and engineered plastics businesses, and the growth prospects and overall demand for our products will be adversely affected.
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
We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 30% of our employees are represented by labor unions primarily outside of the United States. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Work stoppages may be caused by the inability of national unions and the governments of countries that the Company operates in from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.
A major failure or breach of our information systems could harm our business.
We currently depend upon numerous local and several regionally integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We also face the challenge of supporting our older systems and implementing upgrades when necessary. We continually review our global information system options to help strengthen common business practices, improve operational efficiency, reduce risk and drive cost savings.
While we have a comprehensive security program that is continuously reviewed and upgraded, we may experience operating problems with our information systems as a result of system security failures such as viruses, cyber-attacks, breaches or other causes. Any system failure, accident or security breach involving our IT systems could result in disruptions to our operations. Theft of sensitive data and our inability to protect trade secrets and personal identifiable information of our employees, customers or suppliers could have an adverse effect on our business, customers, suppliers and employees. Additionally, any significant disruption or slowdown of our current or future information systems as a result of a system security failure could disrupt the flow of operational information, cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, any of which could adversely affect our financial results.
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
We have several defined benefit pension and postretirement plans around the world in which a portion of our employees participate in. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by our outside actuaries and as required by law. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required. These contributions could be substantial and would reduce the cash available for our business.
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
During the past several fiscal years, we have acquired multiple businesses, including most recently Citadel, and we may continue to acquire other businesses, intended to complement or expand our business. The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both the Company and the acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

•	employees may voluntarily or involuntarily exit the Company because of the acquisitions;

•	our management team may have its attention diverted while trying to integrate the acquired companies;

•	we may encounter obstacles when incorporating the acquired operations into our operations and management and achieving intended levels of manufacturing quality;

•	differences in business backgrounds, corporate cultures and management philosophies;

•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition;

•	we may discover previously undetected operational or other issues; and

•	the acquired operations may not otherwise perform as expected or provide expected results.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the acquisition.
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
We may experience difficulties in completing intended acquisitions and new ventures, particularly those in foreign jurisdictions.
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
Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our earnings. For example, recent broad proposals for reform of longstanding corporate tax principles, including proposals included in the Base Erosion and Profit Shifting project being undertaken by the Organisation for Economic Co-operation and Development, if finalized and adopted, could materially affect our global tax rate and result in increased compliance.
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
Risks Relating to Our Debt
Our current debt position could adversely affect our financial health and prevent us from fulfilling our financial obligations.
After consummating the Citadel acquisition, the Company has significant debt service obligations. As of August 31, 2015, the Company has outstanding debt of approximately $1.1 billion. Our current debt position could have significant consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings will be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, joint ventures and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the product categories in which we participate;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds.
We expect to pay current operating expenses and to pay principal and interest on current and future debt obligations from cash provided by operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance and regional cash availability, which is subject in part to numerous economic, business and financial factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends of both common and convertible special stock, sell material assets or operations, obtain additional capital or restructure our debt.

Despite our intentions to reduce debt, we may still be required to incur additional debt. Incurring more debt could increase the risks associated with our current financial position.
We and our subsidiaries may be able to incur substantial additional debt in the future if a financing need arises and other forms of funding, such as equity, are not available to the Company. The terms of the indenture and the credit agreement will restrict, but will not completely prohibit, us from doing so. As of August 31, 2015, the Company has $298.6 million of undrawn availability under the revolving credit facility (after giving effect to outstanding letters of credit), all of which would be secured debt. In addition, the indenture will allow us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors. The indenture will also allow us to incur certain other additional secured debt. The indenture will allow our non-guarantor subsidiaries, which will include our foreign subsidiaries, to incur additional debt, which debt (as well as other liabilities at any such subsidiary) would be structurally senior to the notes. In addition, the indenture will not prevent us from incurring certain other liabilities that do not constitute indebtedness (as defined in the indenture). If debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

If we default under the senior secured credit facility or the senior notes, we may not be able to service our debt obligations.
In the event of a default under the senior secured credit facility, the lenders under these facilities could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under the notes, we may not be able to repay the amounts due under the senior secured credit facility, or the notes. This could have serious consequences to the holders of the notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

We may not be able to generate sufficient cash to service all of our debt, including the notes and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
As of August 31, 2015, the Company has cash and cash equivalents of $96.9 million. In addition, we have access to a revolving credit facility of $300.0 million, with $298.6 million available as of August 31, 2015. Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing the term loans, the revolving credit facility and the indenture will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table indicates the location of each of the Company’s 58 manufacturing facilities, the projected annual manufacturing capacity for fiscal 2016 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2015. The following locations are owned or leased by the Company:

Location	Approximate Annual Capacity (lbs.)(1)		Approximate Floor Area (Square Feet)
	(In thousands)
Akron, Ohio	67,000	(2)	182
North Canton, Ohio	5,800		48
Allentown, Pennsylvania	32,000		128
Fontana, California	40,000		46
East Chicago, Indiana	68,000		73
Plymouth, Indiana	6,000		42
Evansville, Indiana	280,000	(3)	1,019
Grand Junction, Tennessee	20,000		88
China, Texas	104,000		137
Houston, Texas	40,000		70
La Porte, Texas	284,000		252
Bedford, Virginia	72,000		30
Worcester, Massachusetts	34,300		216
Franklin, Tennessee	6,100		56
Carpentersville, Illinois	9,000		118
Geulph, Canada	24,000		75
Total USCAN Segment	1,092,200		2,580
Sumare, Brazil	39,800		122
Buenos Aires, Argentina	19,200		39
San Luis Potosi, Mexico	103,000		187
Total LATAM Segment	162,000		348
Bornem, Belgium	124,100		455
Opglabbeek, Belgium	4,800		34
Givet, France	259,900		241
Beaucaire, France	32,900		76
Montereau, France	41,300		57
Bellignat, France	13,900		70
Savigny, France	17,600		27
Kerpen, Germany	132,400		677
Budapest, Hungary	800		45
Gorla Maggiore, Italy	41,900		166
s-Gravendeel, The Netherlands	88,200		172
Plock, Poland	4,000		49
Gainsborough, United Kingdom	57,600		68
Crumlin Gwent, South Wales, United Kingdom	25,000		106
Warrington, United Kingdom	43,800		67
Astorp, Sweden	7,000		27
Castellon, Spain	35,000		111
Total EMEA Segment	930,200		2,448

Batu Pahat, Malaysia	45,400	62
Johor, Malaysia	48,500	120
Guangdong Province, China	81,100	112
East Java, Indonesia	33,600	136
Vadodara, India	12,600	488
Braeside, Australia	23,400	54
Total APAC Segment	244,600	972
Geneva, Ohio	9,800	125
North Kingsville, Ohio	151,700	288
Perrysburg, Ohio	77,500	49
West Chicago, Illinois	24,000	76
Bay City, Michigan	1,600	51
Juarez, Mexico	19,800	32
Mexico City, Mexico	18,200	32
Rio Claro, Brazil	29,400	69
Hamburg, Germany	33,100	31
Total EC Segment	365,100	753
Total	2,794,100	7,101

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)
The approximate annual capacity for fiscal 2016 set forth in this table is an estimate of practical capacity that is based upon several factors. It is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product.

The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)
Akron, Ohio includes two manufacturing facilities: Akron plant and Network Polymers. The Innovation and Collaboration Center is no longer a manufacturing facility and has been excluded from the projected annual manufacturing capacity.

(3)	Evansville, Indiana includes seven manufacturing facilities: one from the acquisition of the Specialty Plastics business of Ferro Corporation and six from the acquisition of Citadel.

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

The Company excludes any plants from the projected manufacturing capacity that are idle and held-for-sale or plants that are owned by non-consolidating joint ventures or ventures.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial position of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. See further discussion of legal proceedings in Note 17 of this Form 10-K.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” At October 16, 2015, there were 540 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 16, 2015 was $37.97.
The quarterly high and low closing stock prices are presented in the table below:

	Fiscal 2015	Fiscal 2014
Common stock price range	High - Low	High - Low
1st Quarter	$39.05 - 29.46	$34.53 - 27.27
2nd Quarter	$42.96 - 33.36	$35.50 - 32.21
3rd Quarter	$48.40 - 40.94	$37.26 - 33.42
4th Quarter	$46.18 - 32.51	$42.01 - 34.16

The quarterly cash dividends declared are presented in the tables below:

Cash dividends per share on common stock	Fiscal 2015	Fiscal 2014
1st Quarter	$0.205	$0.200
2nd Quarter	0.205	0.200
3rd Quarter	0.205	0.200
4th Quarter	0.205	0.200
Total	$0.820	$0.800

Cash dividends per share on convertible special stock	Fiscal 2015
3rd Quarter	$14.50
4th Quarter	15.00
Total	$29.50

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time and replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014. During fiscal 2015, the Company repurchased 109,422 shares of common stock under the Program at an average price of $30.46 per share for a total cost of $3.3 million. As of August 31, 2015, shares valued at $51.7 million remain authorized for repurchase. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1plan.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2015(1)	2014(1)	2013(1)	2012	2011
	(In thousands, except per share data)
Net sales	$2,392,225	$2,446,998	$2,133,402	$2,081,272	$2,159,053
Cost of sales	2,031,215	2,116,990	1,852,223	1,802,029	1,868,443
Other costs and expenses	335,308	258,396	228,159	214,434	227,024
Other income and gains	(2,728)	(720)	(712)	(2,018)	(2,553)
Total costs and expenses, net	2,363,795	2,374,666	2,079,670	2,014,445	2,092,914
Income (loss) from continuing operations before taxes	28,430	72,332	53,732	66,827	66,139
Provision (benefit) for U.S. and foreign income taxes	499	18,542	19,733	13,918	15,764
Income (loss) from continuing operations	27,931	53,790	33,999	52,909	50,375
Income (loss) from discontinued operations, net of tax	(133)	3,202	(6,671)	(860)	(8,690)
Net income (loss)	27,798	56,992	27,328	52,049	41,685
Noncontrolling interests	(1,169)	(799)	(1,229)	(1,162)	(689)
Net income (loss) attributable to A. Schulman, Inc.	26,629	56,193	26,099	50,887	40,996
Convertible special stock dividends	(2,438)	—	—	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$24,191	$56,193	$26,099	$50,887	$40,996

Total assets	$2,351,711	$1,512,484	$1,238,342	$1,193,767	$1,239,987
Long-term debt	$1,045,349	$339,546	$207,435	$174,466	$184,598
Total equity	$592,735	$536,451	$514,744	$507,689	$554,305

Weighted-average number of shares outstanding:
Basic	29,149	29,061	29,260	29,389	30,978
Diluted	29,483	29,362	29,337	29,549	31,141

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.83	$1.82	$1.12	$1.76	$1.60
Income (loss) from discontinued operations	—	0.11	(0.23)	(0.03)	(0.28)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.83	$1.93	$0.89	$1.73	$1.32

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.83	$1.80	$1.12	$1.75	$1.60
Income (loss) from discontinued operations	(0.01)	0.11	(0.23)	(0.03)	(0.28)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.82	$1.91	$0.89	$1.72	$1.32

Cash dividends per common share	$0.82	$0.80	$0.78	$0.72	$0.62
Cash dividends per share of convertible special stock	$14.50	$—	$—	$—	$—

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

Overview

Business Summary

A. Schulman, Inc. is an international supplier of high-performance plastic formulations, resins, and services headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure.

On June 1, the Company acquired HGGC Citadel Plastic Holdings, Inc. ("Citadel"), a specialty engineered plastics company that produces thermoset composites and thermoplastic compounds for specialty product applications. The thermoset composites business, or engineered composites, is unique to the Company's legacy product families. Based on the new structure of the business and an evaluation of how the Chief Operating Decision Maker ("CODM") makes decisions, assesses performance and allocates resources, the Company added a new global reportable segment and product family, Engineered Composites, which has operations in the U.S., Mexico, Brazil, Germany and a joint venture in China. The thermoplastic compounds business, or engineered plastics, is similar to the Company's existing operations in the United States & Canada segment and is therefore incorporated into the Company's existing engineered plastics product family within the geographical United States & Canada segment.

The CODM makes decisions, assesses performance and allocates resources by the following reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	United States & Canada ("USCAN"),

•	Latin America ("LATAM"),

•	Asia Pacific ("APAC"), and

•	Engineered Composites ("EC").

The Company has approximately 5,000 employees and 58 manufacturing facilities worldwide. Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services.

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

•
Innovation and Collaboration Centers. We have five global Innovation and Collaboration Centers located in Belgium, Germany, Mexico and two in the United States which promote collaborative partnerships between A. Schulman and our customers, suppliers, universities and other technical organizations. These Innovation and Collaboration Centers enable us to undertake research and development activities that align our technical and product development capabilities with the emerging needs of our customers and end markets.

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

•
Continuous Improvement. The Company's Six Sigma Black Belt and Green Belt associates continue to look for ways to improve our processes and optimize our performance. We remain determined to control and manage our selling, general and administrative expenses, especially in developed markets. In fiscal 2015, the Company initiated the Manufacturing for Success program to strengthen organizational development, cross functional activities, operational effectiveness and footprint optimization.

•
Acquisitions and Joint Ventures. We continue to seek acquisitions and joint ventures that are within our specialty plastics and composites businesses to leverage our product innovation, technical know-how and market knowledge. We will also continue to explore opportunities to further strengthen our specialty chemical company portfolio.

Lucent Matter

As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products using recycled or reclaimed raw materials. The Company also discovered inaccuracies in materials provided by Lucent employees to an independent certification organization with respect to such products.

The Company took decisive actions, including implementing protocols to ensure that all future shipments of products meet customer standards and certification requirements, and entering into discussions and exploring different certification standards with customers and other third parties. In addition, the Company promptly commenced an internal investigation and that investigation is ongoing as to the scope of products, customers, and other parties affected.

To date, no significant claims have been made against the Company or its subsidiaries, no recalls have been requested or initiated, and no customers or other parties have sought to terminate their relationships with the Company or its subsidiaries.

Our internal investigation into these matters is still ongoing, and because no customers or other parties have initiated recalls, or have made significant claims against or sought to terminate their relationships with the Company or its subsidiaries to date, we are currently unable to conclude that losses related to these matters are probable or to estimate the potential range of loss, if any. Accordingly, the Company is currently unable to determine whether such issues will have any material adverse effect on our financial position, liquidity, or results of operations.

As additional information becomes available, we will assess if there is any financial impact and disclosure requirement necessary.

Significant Events

The following items represent significant events during fiscal year 2015:

1.
Business Acquisitions. On June 1, 2015, the Company acquired all of the issued and outstanding shares of privately held Citadel, a portfolio company of certain private equity firms, for $801.6 million. Citadel is a leading plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. Refer to Note 2 of this Form 10-K for further discussion.

On September 2, 2014, the Company acquired Compco Pty. Ltd. (“Compco”), a manufacturer of masterbatches and custom colors in Melbourne, Australia for $6.7 million.

2.
Recapitalization. In conjunction with the Citadel acquisition, on May 4, 2015, the Company issued $120.3 million of convertible special stock, net of issuance costs. On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023. In addition, on June 1, 2015, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement for approximately $1.0 billion. Refer to Notes 5 and 9 of this Form 10-K for further discussion.

3.
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

5.
Restructuring Plans. During fiscal 2015, the Company announced seven restructuring actions that will further optimize its back-office and support functions as well as consolidate its manufacturing footprint. The Company expects to reduce headcount by approximately 220 and realize annual savings of approximately $21.0 million on completion of these activities.

6.	Share Repurchases. The Company repurchased 109,422 shares of its common stock during fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million.

The following items represent significant events during early fiscal 2016:

1.
Restructuring Plan. In October 2015, the Company approved plans to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. The Company also plans to relocate production of its engineered plastics products from its Akron, Ohio facility into other facilities in Evansville.

Overall, the Company expects to reduce headcount by approximately 25 and realize annual pretax savings of approximately $9.5 million as a result of these actions. Refer to Note 21 of this Form 10-K for further discussion.

Results of Operations

FISCAL YEAR 2015 COMPARED WITH FISCAL YEAR 2014

The Company uses net sales to unaffiliated customers, segment gross profit and segment operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. The following discussion regarding the Company’s segment gross profit and segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, please refer to Note 14 of the consolidated financial statements within this Form 10-K.
Segment Information

	Year Ended August 31,
					Favorable (unfavorable)
EMEA	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,253,239	1,262,027	(8,788)	(0.7)%
Net sales	$1,339,355	$1,577,867	$(238,512)	(15.1)%	$(216,999)	(1.4)%
Segment gross profit	$189,860	$206,268	$(16,408)	(8.0)%	$(29,182)	6.2%
Segment gross profit percentage	14.2%	13.1%
Segment operating income	$78,313	$80,690	$(2,377)	(2.9)%	$(11,405)	11.2%
Price per pound	$1.069	$1.250	$(0.181)	(14.5)%	$(0.173)	(0.6)%
Segment operating income per pound	$0.062	$0.064	$(0.002)	(3.1)%	$(0.010)	12.5%

EMEA net sales for the year ended August 31, 2015 were $1,339.4 million compared with $1,577.9 million in the prior year. Excluding the unfavorable impact of foreign currency translation of $217.0 million, net sales declined by 1.4%. Increased organic volume in the masterbatch solutions product family, was more than offset by lower organic volumes across all remaining product families. The incremental contribution of the Specialty Plastics acquisition in EMEA was $35.8 million and 27.3 million pounds in net sales and volume, respectively.

EMEA gross profit was $189.9 million for the year ended August 31, 2015. Excluding the negative impact of foreign currency translation of $29.2 million, gross profit increased by $12.8 million or 6.2% primarily due to restructuring savings of $1.7 million, favorable raw material pricing, and the incremental contribution of the Specialty Plastics acquisition.

EMEA operating income for the year ended August 31, 2015 was $78.3 million compared with $80.7 million for the year ended August 31, 2014. Excluding the negative impact of foreign currency translation of $11.4 million, operating income increased by $9.0 million, or 11.2%, due to higher gross profit as noted above and SG&A restructuring savings of $1.8 million partially offset by increased SG&A expense. SG&A expense, excluding the favorable impact of foreign currency translation of $17.8 million, increased by $3.7 million from fiscal 2014. Incremental SG&A expenses from the Specialty Plastics acquisition were $3.0 million.

	Year Ended August 31,
					Favorable (unfavorable)
USCAN	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	644,711	526,845	117,866	22.4%
Net sales	$610,493	$475,050	$135,443	28.5%	$(1,925)	28.9%
Segment gross profit	$100,550	$73,278	$27,272	37.2%	$(299)	37.6%
Segment gross profit percentage	16.5%	15.4%
Segment operating income	$40,713	$30,418	$10,295	33.8%	$(297)	34.8%
Price per pound	$0.947	$0.902	$0.045	5.0%	$(0.003)	5.3%
Segment operating income per pound	$0.063	$0.058	$0.005	8.6%	$(0.001)	10.3%

USCAN net sales for the year ended August 31, 2015, were $610.5 million, an increase of $135.4 million or 28.5% compared with the prior-year period. During the year ended August 31, 2015, the incremental contribution of the fiscal 2014 acquisitions was $94.7 million and 61.4 million pounds in net sales and volume, respectively, and the engineered plastics portion of the Citadel acquisition contributed $59.5 million and 70.5 million pounds in net sales and volume, respectively. The acquisition impacts were partially offset by lower organic volumes in the specialty powders product family due to weaker demand in the oil and gas market. Foreign currency translation negatively impacted net sales by $1.9 million.

USCAN gross profit was $100.6 million for the year ended August 31, 2015, an increase of $27.3 million, or 37.2%, compared to the prior year primarily as a result of the incremental contribution of recent acquisitions and related integration as well as the benefit of restructuring actions of $0.9 million and the Manufacturing for Success efficiencies of $2.3 million partially offset by an unfavorable product mix driven by the oil and gas market.

USCAN operating income for the year ended August 31, 2015 was $40.7 million compared with $30.4 million in the same period last year, an increase of $10.3 million, or 33.8%. Operating income increased due to the above noted increase in gross profit and SG&A restructuring savings of $1.2 million, partially offset by incremental SG&A expenses from recent acquisitions of $11.2 million and increased compensation and benefits of $3.1 million.

	Year Ended August 31,
					Favorable (unfavorable)
LATAM	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	132,021	142,172	(10,151)	(7.1)%
Net sales	$177,463	$198,313	$(20,850)	(10.5)%	$(28,517)	3.9%
Segment gross profit	$31,971	$26,239	$5,732	21.8%	$(2,221)	30.3%
Segment gross profit percentage	18.0%	13.2%
Segment operating income	$13,061	$8,388	$4,673	55.7%	$74	54.8%
Price per pound	$1.344	$1.395	$(0.051)	(3.7)%	$(0.216)	11.8%
Segment operating income per pound	$0.099	$0.059	$0.040	67.8%	$0.001	66.1%

LATAM net sales for the year ended August 31, 2015 were $177.5 million, a decrease of $20.9 million or 10.5% compared with the prior year. Excluding the unfavorable impact of foreign currency translation of $28.5 million, net sales increased by $7.7 million primarily driven by improved product mix across in all product families partially offset by lower volume in the specialty powders and engineered plastics product families.

LATAM gross profit was $32.0 million for the year ended August 31, 2015, an increase of $5.7 million compared to the prior year. Excluding the unfavorable impact of foreign currency translation of $2.2 million, gross profit increased $7.9 million, or 30.3% compared to the prior year due to the benefits of improved product mix and facility consolidation activities in Brazil.

LATAM operating income for the year ended August 31, 2015 was $13.1 million compared with $8.4 million compared to the prior year, an increase of $4.7 million, or 55.7%. Operating income increased primarily due to the improved gross profit, as noted above.

	Year Ended August 31,
					Favorable (unfavorable)
APAC	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	178,542	153,899	24,643	16.0%
Net sales	$207,781	$195,768	$12,013	6.1%	$(9,614)	11.0%
Segment gross profit	$29,238	$26,767	$2,471	9.2%	$(839)	12.4%
Segment gross profit percentage	14.1%	13.7%
Segment operating income	$14,401	$12,527	$1,874	15.0%	$(220)	16.7%
Price per pound	$1.164	$1.272	$(0.108)	(8.5)%	$(0.054)	(4.2)%
Segment operating income per pound	$0.081	$0.081	$—	—%	$(0.001)	1.2%

APAC net sales for the year ended August 31, 2015 were $207.8 million, an increase of $12.0 million compared with the prior year. Excluding the unfavorable impact of foreign currency translation of $9.6 million, net sales increased by $21.6 million, or 11.0%. For the year ended August 31, 2015, the Compco acquisition in Australia contributed net sales and volume of $11.2 million and 8.6 million pounds, respectively. Organic volumes increased in the engineered plastics, masterbatch solutions and custom performance colors product families, partially offset by unfavorable product and price mix in the engineered plastics and masterbatch solutions product families.

APAC gross profit for the year ended August 31, 2015 was $29.2 million, an increase of $2.5 million compared with the prior year. Gross profit benefited from the positive contribution of the Compco acquisition, increased organic volumes and improved product mix, partially offset by negative foreign currency translation of $0.8 million.

APAC operating income for the year ended August 31, 2015 was $14.4 million compared with $12.5 million in the prior year. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the Compco acquisition of $0.8 million.

Three months Ended
EC	August 31, 2015
(In thousands, except for %’s and per pound data)
Pounds sold	46,082
Net sales	$57,133
Segment gross profit	$14,536
Segment gross profit percentage	25.4%
Segment operating income	$5,454
Price per pound	$1.240
Segment operating income per pound	$0.118

EC net sales for the three months ended August 31, 2015 were $57.1 million, an increase of $25.2 million over the prior year comparable period. The prior year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. The incremental contribution of Citadel's November 2014 acquisition of The Composites Group ("TCG") acquisition was $24.6 million and 12.5 million pounds in net sales and volume, respectively. An increase in organic volumes in the legacy EC business were offset by the impact of unfavorable currency translation of $2.4 million.

EC gross profit for the three months ended August 31, 2015 was $14.5 million, an increase of $5.3 million over the prior year. Gross profit increased primarily due to the positive contribution of the TCG acquisition, partially offset by the unfavorable impact of foreign currency translation of $0.5 million.

EC operating income for the three months ended August 31, 2015 was $5.5 million, an increase of $2.5 million over the prior year. The increase in operating income was primarily due to the aforementioned increase in gross profit, partially offset by incremental SG&A expenses from the TCG acquisition of $2.4 million.

	Year Ended August 31,
					Favorable (unfavorable)
Consolidated	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	2,254,595	2,084,943	169,652	8.1%
Net sales	$2,392,225	$2,446,998	$(54,773)	(2.2)%	$(257,055)	8.3%
Operating income	$70,428	$82,321	$(11,893)	(14.4)%	$(11,193)	(0.9)%
Total operating income before certain items*	$120,704	$99,853	$20,851	20.9%	$(11,848)	32.7%
Price per pound	$1.061	$1.174	$(0.113)	(9.6)%	$(0.114)	0.1%
Total operating income per pound before certain items*	$0.054	$0.048	$0.006	12.5%	$(0.005)	22.9%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 14 of the consolidated financial statements within this Form 10-K.

Consolidated net sales for the year ended August 31, 2015 were $2,392.2 million compared with $2,447.0 million in the prior year. Net sales and volume for the year ended August 31, 2015 from the Company’s recent acquisitions contributed $258.3 million and 213.9 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the year ended August 31, 2015 by $257.1 million. Refer to the previous segment discussions for further details.

Operating income decreased $11.9 million for the year ended August 31, 2015 compared with the prior year. Total operating income before certain items for the year ended August 31, 2015 was $120.7 million, an increase of $20.9 million compared with last year. The increase in total operating income before certain items was primarily due to the contribution from recent acquisitions of $22.4 million and increased gross profit partially offset by the negative impact of foreign currency translation of $11.8 million and the increased SG&A expense as noted below.

The Company’s SG&A expenses, excluding certain items, increased $12.8 million for the year ended August 31, 2015 compared with the prior year. The recent acquisitions contributed incremental SG&A expense of $24.0 million, which was partially offset by the favorable foreign currency translation of $20.7 million and SG&A restructuring savings of $3.2 million. The remainder of the increase was due to increased compensation and benefits expense of $2.5 million and professional fees of $2.1 million. Items excluded from SG&A expenses consist of $6.2 million of CEO transition costs, $16.9 million of acquisition and integration related costs and $7.7 million of restructuring and related costs for the year ended August 31, 2015, and $9.8 million of acquisition and integration activities and restructuring and related costs for the year ended August 31, 2014.

Additional consolidated results

Interest expense increased $14.1 million for the year ended August 31, 2015, as compared with the prior year as a result of higher outstanding debt. Additionally the Company incurred $18.8 million in costs related to the Bridge Financing from the Citadel acquisition, as discussed in Note 5 of this Form 10-K.

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $3.4 million and $2.2 million for the years ended August 31, 2015 and 2014, respectively. Foreign currency losses were primarily related to the strengthening of the U.S. dollar against foreign currencies.

Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, as well as changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2015 and 2014.

Other income for the years ended August 31, 2015 and 2014 was $1.4 million and $0.7 million, respectively. In both fiscal 2015 and 2014, there were no individually significant transactions.

Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture with the Company and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture with the Company.

Net income available to the Company’s common stockholders was $24.2 million and $56.2 million for the years ended August 31, 2015 and 2014, respectively. Foreign currency translation had an unfavorable impact on net income of $5.2 million for the year ended August 31, 2015.

Product Family

The consolidated net sales for the Company's six product families are as follows:

	Year Ended August 31,
	2015		2014
	(In thousands, except for %’s)
Custom performance colors	$191,453	8%	$188,221	8%
Masterbatch solutions	741,354	31	766,788	31
Engineered plastics	787,258	33	753,728	31
Specialty powders	294,228	12	350,510	14
Distribution services	320,799	14	387,751	16
Engineered composites	57,133	2	—	N/A
Total consolidated net sales	$2,392,225	100%	$2,446,998	100%

Fiscal 2014 includes a reclassification of revenue between product families to better reflect the way the businesses are managed.

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

	Years ended August 31,
	2015	2014
EMEA	87%	84%
USCAN	66%	64%
LATAM	73%	76%
APAC	64%	70%
EC	57%	—%
Worldwide	74%	75%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,223	2,660	—	4,883
Fiscal 2014 payments	(5,924)	(2,689)	—	(8,613)
Translation	—	—	193	193
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	12,711	1,627	—	14,338
Fiscal 2015 payments	(8,670)	(1,537)	—	(10,207)
Translation	—	—	(560)	(560)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383

See Note 16 of the consolidated financial statements within this Form 10-K for further details regarding the Company's restructuring activities.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2015		2014
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$9,951	35.0%	$25,316	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(692)	(2.4)	(13,602)	(18.8)
Foreign losses with no tax benefit	3,956	14.0	4,899	6.8
U.S. restructuring and other U.S. charges with no benefit	—	—	3,010	4.2
U.S. non-deductible transaction costs	1,349	4.7	—	—
Valuation allowance charges (reversals)	(12,279)	(43.2)	—	—
Establishment (resolution) of uncertain tax positions	(1,030)	(3.6)	(121)	(0.2)
Other	(756)	(2.7)	(960)	(1.3)
Provision (benefit) for U.S. and foreign income taxes	$499	1.8%	$18,542	25.7%

The effective tax for the year ended August 31, 2015 was less than the U.S. statutory federal income tax rate primarily because of the reversal of the valuation allowances associated with certain U.S. deferred tax assets. The favorable effect of the valuation allowance reversal was partially offset by foreign losses with no tax benefit and non-deductible transaction costs.

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

FISCAL YEAR 2014 COMPARED WITH FISCAL YEAR 2013

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

EMEA net sales for the year ended August 31, 2014 were $1,577.9 million, an increase of $172.0 million or12.2%, compared with the prior year. Excluding the favorable impact of foreign currency translation of $53.1 million, net sales increased $118.9 million. During fiscal 2014, the incremental contribution of the Perrite and Specialty Plastics acquisitions was $93.2 million and 60.8 million pounds in net sales and volume, respectively. Excluding acquisitions and foreign currency translation, organic sales increased $25.7 million, primarily driven by volume increases in all product families.

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

	Year ended August 31,
					Favorable (unfavorable)
USCAN	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	526,845	501,640	25,205	5.0%
Net sales	$475,050	$400,449	$74,601	18.6%	$(1,036)	18.9%
Segment gross profit	$73,278	$52,906	$20,372	38.5%	$(166)	38.8%
Segment gross profit percentage	15.4%	13.2%
Segment operating income	$30,418	$16,643	$13,775	82.8%	$(165)	83.8%
Price per pound	$0.902	$0.798	$0.104	13.0%	$(0.002)	13.3%
Segment operating income per pound	$0.058	$0.033	$0.025	75.8%	$—	75.8%

Net sales for USCAN for the years ended August 31, 2014 and 2013 were $475.1 million and $400.4 million, respectively, an increase of $74.6 million or 18.6%. Incremental net sales and volume from the Network Polymers, Prime Colorants and the Specialty Plastics acquisitions were $70.2 million and 46.7 million pounds for the year ended August 31, 2014, respectively. Excluding acquisitions, selling price per pound increased in all product families, while volume declined across nearly all product families partially driven by the continued execution of the Company’s strategy to increase specialty product sales and shift away from less profitable commodity sales.

USCAN gross profit was $73.3 million for the year ended August 31, 2014, an increase of $20.4 million from the prior year primarily due to the benefits of improved product mix and recent acquisitions. Prior restructuring initiatives improved gross profit by $0.7 million while variable incentive compensation increased by $1.4 million.

USCAN operating income for the year ended August 31, 2014 was $30.4 million compared with $16.6 million the prior year. Segment operating income benefited from the increase in segment gross profit, offset by increases in SG&A expense from recent acquisitions of $4.8 million and higher variable incentive compensation expense of $1.2 million.

	Year ended August 31,
					Favorable (unfavorable)
LATAM	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	142,172	152,274	(10,102)	(6.6)%
Net sales	$198,313	$200,375	$(2,062)	(1.0)%	$(13,322)	5.6%
Segment gross profit	$26,239	$28,409	$(2,170)	(7.6)%	$(1,512)	(2.3)%
Segment gross profit percentage	13.2%	14.2%
Segment operating income	$8,388	$11,708	$(3,320)	(28.4)%	$(357)	(25.3)%
Price per pound	$1.395	$1.316	$0.079	6.0%	$(0.094)	13.1%
Segment operating income per pound	$0.059	$0.077	$(0.018)	(23.4)%	$(0.003)	(19.5)%

Net sales for LATAM for the years ended August 31, 2014 and 2013 were $198.3 million and $200.4 million, respectively, a decrease of $2.1 million or 1.0%. Excluding the negative impact of foreign currency exchange of $13.3 million, net sales increased by 5.6%. Volumes declined particularly in the specialty powders product family.

LATAM gross profit was $26.2 million for the year ended August 31, 2014, a decrease of $2.2 million from the prior year. Foreign currency translation negatively impacted gross profit by $1.5 million, partially offset by the benefits of prior restructuring initiatives of $0.8 million.

LATAM operating income for the year ended August 31, 2014 was $8.4 million compared with $11.7 million the prior year. Segment operating income decreased due to the above mentioned decrease in segment gross profit and increases in SG&A expense of $1.1 million. SG&A expenses increased primarily due to increased variable compensation expense of $0.9 million. Foreign currency translation negatively impacted the LATAM operating income by $0.4 million.

	Year ended August 31,
					Favorable (unfavorable)
APAC	2014	2013	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	153,899	95,994	57,905	60.3%
Net sales	$195,768	$126,696	$69,072	54.5%	$(649)	55.0%
Segment gross profit	$26,767	$22,345	$4,422	19.8%	$(57)	20.0%
Segment gross profit percentage	13.7%	17.6%
Segment operating income	$12,527	$12,108	$419	3.5%	$131	2.4%
Price per pound	$1.272	$1.320	$(0.048)	(3.6)%	$(0.004)	(3.3)%
Segment operating income per pound	$0.081	$0.126	$(0.045)	(35.7)%	$—	(35.7)%

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

APAC gross profit for the year ended August 31, 2014 was $26.8 million, an increase of $4.4 million compared with the prior year. Segment gross profit benefited from the positive contribution of the Perrite acquisition. The APAC gross profit percentage declined as a result of product mix and the competitive pricing pressures, as noted above.

APAC operating income for the year ended August 31, 2014 was $12.5 million, compared with $12.1 million the prior year. The increase in segment operating income was primarily due to the increased segment gross profit and favorable foreign currency translation, partially offset by incremental SG&A expenses from the Perrite acquisition of $2.3 million.

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

* Total operating income before certain items represents segment operating income combined with Corporate and other operating expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 14 of the consolidated financial statements within this Form 10-K.

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

Foreign currency transaction gains or losses represent changes in the value of currencies in major areas where the Company operates. The Company experienced foreign currency transaction losses of $2.2 million and $2.4 million for the years ended August 31, 2014 and 2013, respectively. Foreign currency losses related to the Argentine peso from the Company’s consolidated venture in Argentina were $1.6 million and were primarily related to the remeasurement of non-functional currency liabilities. The Argentine peso weakened against the US dollar by 48% during the year. The impact of these losses on net income attributable to the Company is reduced in proportion to the equity held by noncontrolling interests in the venture, or $0.8 million for the year ended August 31, 2014.

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

Other income for the year ended August 31, 2014 was $0.4 million, compared with other income of $0.2 million for the year ended August 31, 2013. In both fiscal 2014 and 2013, there were no individually significant transactions.

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

Product Family

The consolidated net sales for the Company's five product families are as follows:

	Year ended August 31,
	2014		2013
	(In thousands, except for %’s)
Custom performance colors	$188,221	8%	$164,128	8%
Masterbatch solutions	766,788	31	743,846	35
Engineered plastics	753,728	31	559,462	26
Specialty powders	350,510	14	308,620	14
Distribution services	387,751	16	357,346	17
Total consolidated net sales	$2,446,998	100%	$2,133,402	100%

Fiscal 2013 and 2014 includes a reclassification of revenue between product families to better reflect the way the businesses are managed.

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

	Years ended August 31,
	2014	2013
EMEA	84%	79%
USCAN	64%	63%
LATAM	76%	79%
APAC	70%	68%
Worldwide	75%	73%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2012	$3,524	$381	$(539)	$3,366
Fiscal 2013 charges	8,669	1,831	—	10,500
Fiscal 2013 payments	(6,747)	(1,812)	—	(8,559)
Translation	—	—	42	42
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,223	2,660	—	4,883
Fiscal 2014 payments	(5,924)	(2,689)	—	(8,613)
Translation	—	—	193	193
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812

For discussion on the Company's restructuring plans, refer to Note 16 of the consolidated financial statements within this Form 10-K.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2014		2013
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$25,316	35.0%	$18,806	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(13,602)	(18.8)	(9,189)	(17.1)
U.S. and foreign losses with no tax benefit	4,899	6.8	5,826	10.8
U.S. restructuring and other U.S. charges with no benefit	3,010	4.2	1,704	3.2
Valuation allowance charges (reversals)	—	—	2,361	4.4
Establishment (resolution) of uncertain tax positions	(121)	(0.2)	(84)	(0.2)
Other	(960)	(1.3)	309	0.6
Provision (benefit) for U.S. and foreign income taxes	$18,542	25.7%	$19,733	36.7%

The effective tax rate for the year ended August 31, 2014 was less than the U.S. statutory federal income tax rate primarily because of the Company's overall foreign rate being less than the U.S. statutory federal income tax rate. This favorable effect of the Company's tax rate was partially offset by no tax benefits being recognized for U.S. restructuring and other U.S. charges and certain foreign losses. The change in the effective tax rate compared with the same period last year was driven primarily by lower U.S. and foreign losses with no benefit in fiscal 2014 as well as the valuation allowance established in the second quarter of fiscal 2013 against the net operating loss deferred tax asset of the Company's Brazilian entity due to the uncertainty in the realization of this asset.

The effective tax rate for the year ended August 31, 2013 is greater than the U.S. statutory rate primarily because of no tax benefits being recognized for U.S. and certain foreign losses, realization of tax charges due to changes in valuation allowances, and U.S. restructuring and other U.S. charges with no benefit. These unfavorable effects of the Company tax rate were partially offset by the Company's overall foreign rate being less than the U.S. statutory rate.

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s critical accounting policies relate to the allowance for doubtful accounts, inventory reserve, restructuring charges, purchase accounting and goodwill, long-lived assets, income taxes, pension and other postretirement benefits and share-based incentive compensation.

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

Additional goodwill was recorded in fiscal 2014 as a result of the Perrite Group, Network Polymers, Inc., Prime Colorants and Specialty Plastics acquisitions and in fiscal 2015 as a result of the Compco and Citadel acquisitions. All acquired goodwill was allocated to appropriate reporting units based on relative fair values.

2015 Annual Goodwill Impairment Test

As of June 1, 2015, the annual goodwill impairment test date for fiscal 2015, goodwill exists in five of the Company's reporting units in EMEA (masterbatch solutions, engineered plastics, specialty powders, custom performance colors and distribution services), four reporting units in USCAN (masterbatch solutions, custom performance colors, engineered plastics and specialty powders), three reporting units in LATAM (masterbatch solutions, custom performance colors, and specialty powders), and two reporting units in APAC (custom performance colors and engineered plastics).

Qualitative Analysis

The Company applied the qualitative goodwill impairment accounting guidance to its EMEA masterbatch solutions, EMEA engineered plastics, EMEA custom performance colors, LATAM custom performance colors, APAC engineered plastics and APAC custom performance colors reporting units as of June 1, 2015. Qualitative trends and factors considered in the Company's analysis included overall economic conditions, access to capital markets, industry projections, competitive environment, actual and forecast operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors. These trends and factors were both compared to, and based on, the assumptions used in the quantitative assessment performed in fiscal 2014. As of June 1, 2015, the Company concluded that there were no indicators of impairment to the goodwill for the Company's EMEA masterbatch solutions, EMEA engineered plastics, EMEA custom performance colors, LATAM custom performance colors, APAC engineered plastics and APAC custom performance colors reporting units.
Quantitative Analysis

Management used the quantitative fair value measurement for its annual goodwill impairment test as of June 1, 2015 for the EMEA specialty powders, EMEA distribution services, USCAN masterbatch solutions, USCAN engineered plastics, USCAN custom performance colors, USCAN specialty powders, LATAM masterbatch solutions and LATAM specialty powders. The fair values of all these reporting units were established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions, as noted above.

Based on this quantitative analysis, management concluded that as of June 1, 2015, the EMEA distribution services, USCAN masterbatch solutions, USCAN engineered plastics, USCAN specialty powders, LATAM masterbatch solutions and LATAM specialty powders reporting units had fair values that substantially exceeded their carrying values.

Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2015, the fair values of the EMEA specialty powders and USCAN custom performance colors reporting units exceeded their carrying values by 7.6% and 14.3%, respectively. As of August 31, 2015, the EMEA specialty powders reporting unit had goodwill of $17.7 million while goodwill in the USCAN custom performance colors reporting unit was $17.2 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the EMEA and USCAN regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.

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

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in foreign jurisdictions in recent periods provide sufficient negative evidence to require a valuation allowance against certain net deferred tax assets. The Company intends to maintain a valuation allowance against its net deferred tax assets in these foreign jurisdictions until sufficient positive evidence exists to support realization of such assets. In connection with the acquisition of Citadel during the current year, the Company reversed its valuation allowance on most of its federal deferred tax assets. The reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition.

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

The Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various local corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 2.6% as of August 31, 2015, compared with 2.8% as of August 31, 2014. For the other postretirement benefit plan, the rate is 4.0% as of August 31, 2015 and 3.8% as of August 31, 2014. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 4.7% for fiscal 2015.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2015:

Change in Assumption	Impact on Fiscal 2015 Benefits Expense	Impact on August 31, 2015 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2015 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$511	$7,888	$241
25 basis point increase in discount rate	$(510)	$(7,485)	$(231)
25 basis point decrease in expected long-term rate of return on assets	$95	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(95)	$—	$—

Convertible Special Stock

The convertible special stock redemption, conversion and covenant characteristics are equity-like while the dividends and voting rights characteristics are debt-like. In making a determination under the whole instrument approach, the Company considered the weight of available evidence and gave appropriate consideration to each feature identified while at the same time not concluding that any one feature is determinative on its own. The accumulation of all characteristics were evaluated by the Company, as well as the fact that the convertible special stock is not mandatorily redeemable, to result in an equity-like instrument conclusion.

Share-based Incentive Compensation

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

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rate of interest. The Company uses historical data, corresponding to the vesting period, to determine the assumptions to be used in the Monte Carlo valuation model and has no reason to believe that future data is likely to materially differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future correlation experience and future interest rates may result in a material change to the fair value of such awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the correlation rate and the interest rate, may materially affect the Company’s future share-based incentive compensation expense.

The awards with a market condition granted prior to fiscal 2013 and fiscal 2014 are accounted for as equity awards given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards with a market condition granted in fiscal 2013 and 2014 provide recipients an option to receive cash or shares of common stock upon vesting. Consequently, such awards are accounted for as liability awards and the Company remeasures these awards at fair value on a quarterly basis over the service period. Expense for these awards is recognized only to the extent the market conditions are achieved and the awards ultimately vest.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $60.2 million, $113.1 million and $83.7 million for the years ended August 31, 2015, 2014 and 2013, respectively. The decrease of $53.0 million in cash provided by operations was primarily due to lower income from continuing operations before tax of $43.9 million and higher inventories of $17.4 million in fiscal 2015 as compared with 2014. The Company has generated $257.0 million in net cash from operations in fiscal 2015, 2014 and 2013 combined.

The Company’s cash and cash equivalents decreased $38.6 million since August 31, 2014. This decrease was driven primarily by business acquisitions of $808.3 million, capital expenditures of $42.6 million, dividends paid of $25.8 million and the unfavorable exchange rate impact of $15.7 million, partially offset by cash from operations of $60.2 million, issuances of convertible special stock of $120.3 million, and net borrowings of $708.0 million.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2015	August 31, 2014
Days in receivables	55	55
Days in inventory	53	50
Days in payables	44	48
Total working capital days	64	57

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2015	August 31, 2014	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$96,872	$135,493	$(38,621)	(28.5)%
Working capital, excluding cash	$334,160	$263,715	$70,445	26.7%
Long-term debt	$1,045,349	$339,546	$705,803	207.9%
Total debt	$1,066,059	$371,294	$694,765	187.1%
Net debt *	$969,187	$235,801	$733,386	311.0%
Total A. Schulman, Inc.’s Stockholders’ equity	$584,086	$527,043	$57,043	10.8%

* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors.

As of August 31, 2015, 96% of the Company's cash and cash equivalents were held by its foreign subsidiaries, compared to 95% of the Company’s cash and cash equivalents at August 31, 2014. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service outstanding debt. These dividends are typically paid out of current year earnings. In addition, excess cash in the U.S. is generally used to repay outstanding debt.

Working capital, excluding cash, was $334.2 million as of August 31, 2015, an increase of $70.4 million from August 31, 2014. The fiscal 2015 acquisitions contributed $75.1 million to working capital. The translation effect of foreign currencies, primarily the Euro, decreased working capital by $35.2 million. Excluding the impact of fiscal 2015 acquisitions, working capital decreased $4.7 million largely due to the impact of foreign currency, partially offset by an increase in other current assets of $19.7 million primarily related to deferred debt costs and a decrease in accounts payable and income taxes payable.

Capital expenditures for the year ended August 31, 2015 were $42.6 million compared to $35.1 million last year. Capital expenditures for fiscal year 2015 primarily related to the regular and ongoing investment in the Company's manufacturing facilities, including the strategic investments to expand capacity in APAC.

2013 Credit Agreement

On September 24, 2013, the Company entered into a $500.0 million Credit Agreement ("Previous Credit Agreement") that was replaced on June 1, 2015 by the Credit Agreement (as defined below).

Additional Debt

During the third quarter of fiscal 2015, the Company obtained commitments for a senior unsecured bridge loan of $425.0 million and a senior secured credit facility of $875.0 million (together, the "Bridge Financing") to finance the Citadel acquisition in the event permanent financing was not available in time to close the Citadel acquisition. The Company did not draw on the Bridge Financing due to the successful issuance of the Notes and the Convertible Special Stock (refer to Note 9 of this Form 10-K) and the execution of the Credit Agreement. The Company incurred and expensed financing fees of $18.8 million on the Bridge Financing during the third quarter of fiscal 2015. Upon finalizing the Citadel acquisition and related financings on June 1, 2015, the Bridge Financing was terminated and no longer available to the Company.

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

Senior Notes

On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). The Notes were sold on May 26, 2015 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") for 540 days from issuance. The Notes have not been registered under the Securities Act as of August 31, 2015. During fiscal 2015, the Company capitalized $11.3 million in debt issuance costs related to the Notes.

The Notes mature on June 1, 2023 and are senior unsecured obligations of the Company that are guaranteed on a senior basis by the material domestic guarantors under the Credit Facility (as defined below).

The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of August 31, 2015.

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

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022. In addition to the required Term Loan quarterly payments due until maturity, the Company repaid €20.0 million of the Euro Term Loan B Facility through August 31, 2015 using excess cash generated from operations.

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

The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2015.

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

Below summarizes the Company’s available funds:

	As of August 31,
	2015	2014
	(In thousands)
Existing capacity:
Revolving Facility, due September 2018	$—	$300,000
Revolving Facility, due June 2020	300,000	—
Domestic short-term lines of credit	—	15,000
Foreign short-term lines of credit	34,921	53,520
Total capacity from credit lines	$334,921	$368,520
Availability:
Revolving Facility, due September 2018	$—	$193,909
Revolving Facility, due June 2020	298,574	—
Foreign short-term lines of credit	25,999	49,250
Total available funds from credit lines	$324,573	$243,159

Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $8.9 million and $124.6 million as of August 31, 2015 and 2014, respectively, and issued letters of credit of $1.4 million and $0.7 million as of August 31, 2015 and 2014, respectively.

The Company’s underfunded pension liability is $120.9 million as of August 31, 2015. This amount is primarily due to an underfunded plan of $98.2 million maintained by the Company’s German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2015, the Company paid cash dividends to common stockholders aggregating to $0.82 per share. The total amount of these dividends was $24.0 million. The Company also paid cash dividends of $14.50 per share to convertible special stockholders during the year ended August 31, 2015. The total amount of these dividends was $1.8 million. Cash flow has been sufficient to fund the payment of these dividends.

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time and replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014. During fiscal 2015, the Company repurchased one hundred nine thousand four hundred twenty-two shares of common stock under the Program at an average price of $30.46 per share for a total cost of $3.3 million. As of August 31, 2015, shares valued at $51.7 million remain authorized for repurchase. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1plan.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of various foreign currencies, primarily the Euro, during the year ended August 31, 2015 decreased the accumulated other comprehensive income (loss) account by $72.5 million which was primarily the result of an 18.1% decrease in the twelve-month average value of the Euro from 1.361 Euros to 1 U.S. dollar in fiscal 2014 to 1.114 Euros to 1 U.S. dollar in fiscal 2015. Overall, the value of the Euro decreased 14.9% from 1.319 Euros to 1 U.S. dollar as of August 31, 2014 to 1.122 as of August 31, 2015.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain the Company’s current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2015 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt(a)	$20,442	$—	$—	$—	$20,442
Long-Term Debt(a),(h)	—	31,509	176,502	837,095	1,045,106
Capital Lease Obligations(a)	268	194	49	—	511
Operating Lease Obligations(b)	13,048	16,387	8,528	13,015	50,978
Purchase Obligations(c)	151,212	16,072	1,125	16	168,425
Pension Obligations(d)	6,150	—	—	—	6,150
Postretirement Benefit Obligations(e)	795	1,554	1,521	3,406	7,276
Deferred Compensation Obligations(f)	200	150	—	—	350
Interest Payments(g)	50,998	100,634	96,292	103,233	351,157
	$243,113	$166,500	$284,017	$956,765	$1,650,395

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

(d)
Pension obligations represent future estimated pension payments to comply with local funding requirements, as well as estimated benefit payments. The projected payments beyond fiscal year 2016 are not currently determinable.

(e)	Postretirement benefit obligations represent the estimated benefit payments of the U.S. postretirement benefit plan using the plan provisions in effect as of August 31, 2015.

(f)	Deferred compensation obligations represent payments in accordance with agreements for two individuals for a ten-year period through fiscal 2018.

(g)	Interest obligations on the Company’s short and long-term debt are included assuming the outstanding debt levels and interest rates will be consistent with those as of August 31, 2015.

(h)	The Company's long-term debt consists of Senior Notes, Term Loan A, U.S. Term Loan B and Euro Term Loan B that mature on June 2023, June 2020, June 2022 and June 2022, respectively.

The Company had $2.0 million of gross unrecognized tax benefits and $0.9 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2015 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements.

The Company’s outstanding commercial commitments as of August 31, 2015 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, Term Loan Facility, foreign short-term lines of credit and other floating rate debt. As of August 31, 2015, the Company had $692.0 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.6 million impact on annual interest expense from a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2015.

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

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2015 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be $0.8 million.

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
A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries at August 31, 2015 and August 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded HGGC Citadel Plastics Holdings, Inc. and Compco Pty. Ltd. from its assessment of internal control over financial reporting as of August 31, 2015, because they were acquired by the Company in purchase business combinations during fiscal 2015. We have also excluded the above acquisitions from our audit of internal control over financial reporting. All of the acquisitions are wholly-owned subsidiaries. The total assets for HGGC Citadel Plastics Holdings, Inc. and Compco Pty. Ltd. represent 41.2% and 0.4% respectively, of the related consolidated financial statement amounts as of August 31, 2015. The total revenue for HGGC Citadel Plastics Holdings, Inc. and Compco Pty. Ltd. represent 2.5% and 0.7% respectively, of the related consolidated financial statement amounts for the year ended August 31, 2015.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 20, 2015

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$2,392,225	$2,446,998	$2,133,402
Cost of sales	2,031,215	2,116,990	1,852,223
Selling, general and administrative expenses	276,244	242,486	205,370
Restructuring expense	14,338	4,883	10,500
Asset impairment	—	104	1,873
Curtailment and settlement (gains) losses	—	214	333
Operating income	70,428	82,321	63,103
Interest expense	22,613	8,503	7,657
Bridge financing fees	18,750	—	—
Foreign currency transaction (gains) losses	3,363	2,206	2,426
Other (income) expense, net	(1,438)	(720)	(712)
Gain on early extinguishment of debt	(1,290)	—	—
Income (loss) from continuing operations before taxes	28,430	72,332	53,732
Provision (benefit) for U.S. and foreign income taxes	499	18,542	19,733
Income (loss) from continuing operations	27,931	53,790	33,999
Income (loss) from discontinued operations, net of tax	(133)	3,202	(6,671)
Net income (loss)	27,798	56,992	27,328
Noncontrolling interests	(1,169)	(799)	(1,229)
Net income (loss) attributable to A. Schulman, Inc.	26,629	56,193	26,099
Convertible special stock dividends	(2,438)	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$24,191	$56,193	$26,099

Weighted-average number of shares outstanding:
Basic	29,149	29,061	29,260
Diluted	29,483	29,362	29,337

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.83	$1.82	$1.12
Income (loss) from discontinued operations	—	0.11	(0.23)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.83	$1.93	$0.89

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.83	$1.80	$1.12
Income (loss) from discontinued operations	(0.01)	0.11	(0.23)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.82	$1.91	$0.89

Cash dividends per common share	$0.82	$0.80	$0.78
Cash dividends per share of convertible special stock	$14.50	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$27,798	$56,992	$27,328
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax of $7,076 in 2015, $0 in 2014 and $0 in 2013	(72,526)	4,987	4,174
Net change in net actuarial gains (losses), net of tax of ($2,743) in 2015, $8,262 in 2014 and $55 in 2013	6,086	(21,813)	2,710
Net change in prior service (costs) credits, net of tax of $0	(507)	(634)	(436)
Other comprehensive income (loss)	(66,947)	(17,460)	6,448
Comprehensive income (loss)	(39,149)	39,532	33,776
Less: comprehensive income (loss) attributable to noncontrolling interests	991	712	1,074
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(40,140)	$38,820	$32,702

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2015	August 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$96,872	$135,493
Accounts receivable, net	413,943	384,444
Inventories	317,328	292,141
Prepaid expenses and other current assets	60,205	40,473
Total current assets	888,348	852,551
Property, plant and equipment, at cost:
Land and improvements	31,674	28,439
Buildings and leasehold improvements	164,759	160,858
Machinery and equipment	427,183	398,563
Furniture and fixtures	34,393	41,255
Construction in progress	23,866	16,718
Gross property, plant and equipment	681,875	645,833
Accumulated depreciation	367,381	391,912
Net property, plant and equipment	314,494	253,921
Deferred charges and other noncurrent assets	90,749	65,079
Goodwill	623,583	202,299
Intangible assets, net	434,537	138,634
Total assets	$2,351,711	$1,512,484
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$305,385	$314,957
U.S. and foreign income taxes payable	4,205	6,385
Accrued payroll, taxes and related benefits	56,192	54,199
Other accrued liabilities	70,824	46,054
Short-term debt	20,710	31,748
Total current liabilities	457,316	453,343
Long-term debt	1,045,349	339,546
Pension plans	117,889	129,949
Deferred income taxes	115,537	23,826
Other long-term liabilities	22,885	29,369
Total liabilities	1,758,976	976,033
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,369 shares in 2015 and 48,185 shares in 2014	48,369	48,185
Additional paid-in capital	274,319	268,545
Accumulated other comprehensive income (loss)	(83,460)	(16,691)
Retained earnings	607,690	606,898
Treasury stock, at cost, 19,077 shares in 2015 and 18,973 shares in 2014	(383,121)	(379,894)
Total A. Schulman, Inc.’s stockholders’ equity	584,086	527,043
Noncontrolling interests	8,649	9,408
Total equity	592,735	536,451
Total liabilities and equity	$2,351,711	$1,512,484
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2012	$—	$47,958	$259,253	$(5,921)	$571,205	$(371,099)	$6,293	$507,689
Comprehensive income (loss)				6,603	26,099		1,074	33,776
Cash dividends paid on common stock, $0.78 per share					(22,934)			(22,934)
Purchase 304 shares of treasury stock						(8,091)		(8,091)
Issuance of treasury stock			93			263		356
Stock options exercised		64	1,141					1,205
Restricted stock issued, net of forfeitures		93	(93)					—
Redemption of common stock to cover tax withholdings		(21)	(375)					(396)
Amortization of restricted stock			3,139					3,139
Balance at August 31, 2013	—	48,094	263,158	682	574,370	(378,927)	7,367	514,744
Comprehensive income (loss)				(17,373)	56,193		712	39,532
Noncontrolling interests' contributions (distributions)							600	600
Change in ownership interest			(729)				729	—
Cash dividends paid on common stock, $0.80 per share					(23,665)			(23,665)
Purchase 40 shares of treasury stock						(1,116)		(1,116)
Issuance of treasury stock			105			149		254
Stock options exercised		13	220					233
Restricted stock issued, net of forfeitures		88	(88)					—
Redemption of common stock to cover tax withholdings		(10)	(351)					(361)
Amortization of restricted stock			6,230					6,230
Balance at August 31, 2014	—	48,185	268,545	(16,691)	606,898	(379,894)	9,408	536,451
Comprehensive income (loss)				(66,769)	26,629		991	(39,149)
Noncontrolling interests' contributions (distributions)							(1,750)	(1,750)
Cash dividends paid on common stock, $0.82 per share					(24,024)			(24,024)
Cash dividends paid on convertible special stock, $14.50 per share					(1,813)			(1,813)
Purchase 109 shares of treasury stock						(3,335)		(3,335)
Issuance of treasury stock			117			108		225
Stock options exercised		3	61					64
Restricted stock issued, net of forfeitures		331	(331)					—
Redemption of common stock to cover tax withholdings		(150)	(4,849)					(4,999)
Amortization of restricted stock			10,270					10,270
Tax windfall (shortfall) related to share- based incentive compensation			506					506
Issuance of convertible special stock, net of issuance costs	120,289							120,289
Balance at August 31, 2015	$120,289	$48,369	$274,319	$(83,460)	$607,690	$(383,121)	$8,649	$592,735

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Operating from continuing and discontinued operations:
Net income	$27,798	$56,992	$27,328
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	37,257	33,697	29,982
Amortization	21,983	14,207	11,469
Deferred tax provision	(19,253)	(3,007)	(1,194)
Pension, postretirement benefits and other compensation	7,560	10,802	6,282
Restricted stock compensation - CEO transition costs, net of cash	4,789	—	—
Asset impairment	—	104	5,873
Curtailment and settlement (gains) losses	—	214	333
Gain on sale of assets from discontinued operations	—	(3,365)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,395)	(5,875)	1,790
Inventories	(17,382)	7,099	(6,376)
Accounts payable	(8,139)	(3,497)	8,924
Income taxes	(3,342)	(1,372)	(320)
Tax (windfall) shortfall related to share-based incentive compensation	(506)	—	—
Accrued payroll and other accrued liabilities	18,359	5,189	5,415
Other assets and long-term liabilities	(6,559)	1,954	(5,793)
Net cash provided from (used in) operating activities	60,170	113,142	83,713
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(42,587)	(35,089)	(26,568)
Proceeds from the sale of assets	1,985	6,004	13,886
Investment in equity investees	(12,456)	—	—
Business acquisitions, net of cash	(808,258)	(206,625)	(36,805)
Net cash provided from (used in) investing activities	(861,316)	(235,710)	(49,487)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,024)	(23,665)	(22,934)
Cash dividends paid to special stockholders	(1,813)	—	—
Increase (decrease) in short-term debt	(8,759)	13,774	3,324
Borrowings on long-term debt	1,430,513	795,745	264,908
Repayments on long-term debt including current portion	(713,717)	(653,894)	(264,613)
Payment of debt issuance costs	(15,007)	(1,782)	—
Noncontrolling interests' contributions (distributions)	(1,750)	600	—
Tax windfall (shortfall) related to share-based incentive compensation	506	—	—
Issuances of common stock, common and treasury	289	487	1,561
Issuances of convertible special stock, net	120,289	—	—
Redemptions of common stock	(4,999)	(361)	(396)
Purchases of treasury stock	(3,335)	(1,116)	(8,091)
Net cash provided from (used in) financing activities	778,193	129,788	(26,241)
Effect of exchange rate changes on cash	(15,668)	(5,781)	2,038
Net increase (decrease) in cash and cash equivalents	(38,621)	1,439	10,023
Cash and cash equivalents at beginning of year	135,493	134,054	124,031
Cash and cash equivalents at end of year	$96,872	$135,493	$134,054

Cash paid during the year for:
Interest	$11,187	$7,578	$5,487
Income taxes	$22,651	$21,720	$15,598
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. The Company employs approximately 5,000 people and has 58 manufacturing facilities in the United States & Canada ("USCAN"), Latin America ("LATAM"), Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Engineered Composites ("EC") segments.

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2015 presentation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, other intangible assets, other long-lived assets, contingencies, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, share-based incentive compensation, and restructuring, among others. These estimates and assumptions are based on management’s judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors any factors which may have an impact and adjusts such estimates and assumptions when required. Changes in those estimates are reflected in the consolidated financial statements in the period of change.

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

Convertible Special Stock

Convertible special stock is recorded as an equity instrument as it is not mandatorily redeemable and has more equity-like characteristics. The Company monitors for any potential conversions or fundamental changes as defined in the agreement that

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would impact the valuation of the convertible special stock. In the event of a conversion or fundamental change, the valuation would be updated based on the valuation on that date.

Share-based Incentive Compensation

The Company accounts for share-based incentive compensation expense based on the fair value of the awards granted in accordance with applicable accounting guidance. The fair value of awards with service and performance conditions is based on quoted market prices of the Company’s stock on the respective grant date. The fair value of awards that include market conditions for vesting is estimated using the Monte Carlo valuation model.

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rates of interest. The Company uses historical data, corresponding to the vesting period, to determine all of the assumptions used in the Monte Carlo valuation model. The expected volatility assumption is based on historical volatility. The Company used the daily stock prices in fiscal 2015, 2014 and 2013 to determine historical volatility. The correlation between the Company’s stock price and each of the peer companies is determined based on historical daily stock prices of the Company and each of the peer companies. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards.

Awards that are expected to settle through the issuance of the Company’s common stock are accounted for as equity-classified awards and related compensation expense is recognized based on grant date fair value over the related service period. Awards that may be settled in cash, at the election of the recipient, are accounted for as liability-classified awards. The fair value of such awards is remeasured at the end of each reporting period and expense is recognized over the requisite service period. The Company uses an estimate of expected forfeitures in the recognition of all share-based incentive compensation expense that is based on historical experience. See Note 11 of this Form 10-K for further discussion on share-based incentive compensation.

Restructuring

The Company records restructuring costs related to the actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Employee-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments and settlements, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time benefit arrangements, a liability is incurred and accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is estimated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Restructuring charges related to accelerated depreciation and asset impairments are recorded separately within the consolidated statements of operations. See Note 16 of this Form 10-K for further discussion on restructuring charges.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These cash equivalents are primarily money-market funds and short-term time deposits. The money-market funds are rated primarily A or higher by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these cash equivalents approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2015 and 2014, the Company did not hold any short-term investments.

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

Property, Plant and Equipment and Depreciation

Property, plant and equipment is recorded at cost. The cost of renewals and betterments is capitalized in the property accounts. Capital expenditures exclude related accruals of $4.4 million, $4.4 million and $1.9 million in fiscal 2015, 2014 and 2013, respectively.

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

The cost of assets sold or otherwise disposed of is eliminated from the related accounts. Gains or losses are recognized in other (income) expense when sales or disposals occur. Maintenance and repair costs are expensed as incurred.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is tested for impairment annually as of June 1 for all reporting units. If circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment during interim periods between annual tests. Management uses judgment to determine whether to use a qualitative or quantitative fair value measurement approach. The fair value used in the quantitative analysis is established using a combination of the income and market approaches. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

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

Customer related intangibles	9	to	20	years
Developed technology	10	to	20	years
Registered trademarks and tradenames	3	to	25	years

See Notes 2 and 4 of this Form 10-K for further discussion on acquisitions, goodwill and other intangible assets.

Retirement Plans

The Company has defined benefit and defined contribution pension plans covering certain employees in the U.S. and in foreign countries. The pension and postretirement benefit accounting reflects the recognition of future benefit costs over the employee’s approximate period of employment based on the terms of the plans and the investment and funding decisions made by the Company. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans. See Note 8 of this Form 10-K for further discussion on retirement plans.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods, and the Company will adopt the new guidance on September 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.

No other new accounting pronouncements issued or with effective dates during fiscal 2015 had or are expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITIONS

Citadel

On June 1, 2015, the Company acquired all of the issued and outstanding shares of Citadel, a privately held portfolio company of certain private equity firms, for $801.6 million. Citadel is a plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expands the Company's presence substantially, especially in the North America engineered plastics markets as well as balancing the global geographic footprint, and gives A. Schulman a second growth platform with its industry-leading, added-value specialty engineered composites business. The business enhances the Company's existing portfolio and presents attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas. Through this acquisition the Company's portfolio becomes more highly specialized, which will enable the Company to better serve its global customer base.

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

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Citadel acquisition at the date of acquisition:

As of June 1, 2015
(In thousands)
Accounts receivable	$71,534
Inventories	44,623
Prepaid expenses and other current assets	15,586
Property, plant and equipment	78,266
Intangible assets	325,000
Other long-term assets	3,593
Total assets acquired	$538,602

Accounts payable	29,500
Accrued liabilities	19,710
Deferred income taxes, long-term	116,102
Other long-term liabilities	3,121
Total liabilities assumed	$168,433
Identifiable net assets acquired	$370,169
Goodwill	431,391
Net assets acquired	$801,560

The Company preliminarily recorded acquired intangible assets of $325.0 million, with an estimated weighted-average useful life of 14.1 years. These intangible assets include customer related intangibles of $230.5 million, developed technology of $75.3

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, and trademarks and trade names of $19.2 million, with estimated weighted-average useful lives of 14.0 years, 16.3 years and 8.1 years, respectively. In addition, the estimated fair value of accounts receivable acquired was $71.5 million with the gross contractual amount being $72.2 million.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Citadel acquisition is primarily the result of anticipated synergies resulting from the consolidation and centralization of manufacturing and global purchasing activities, insurance savings, and elimination of duplicate corporate administrative costs and the previously discussed market expansion. The Company allocated goodwill to its USCAN engineered plastics and global engineered composites reporting units.

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from the Citadel acquisition included in the Company’s results since the June 1, 2015 acquisition are as follows:

June 1, 2015 to August 31, 2015
(In thousands)
Net sales	$116,659
Income before taxes	$4,999
Net income attributable to A. Schulman Inc.	$4,304

Income before taxes for the Citadel acquisition from June 1, 2015 to August 31, 2015 includes $2.7 million of pretax purchase accounting inventory step-up charges.

A. Schulman's fiscal year ends on August 31 while Citadel's fiscal year ended on December 31. The pro forma information in the table below for the year ended August 31, 2015 includes A. Schulman's twelve months ended August 31, 2015 and Citadel's nine months ended March 31, 2015. The pro forma information in the table below for the year ended August 31, 2014 includes A. Schulman’s twelve months ended August 31, 2014 and Citadel's twelve months ended June 30, 2014. The following pro forma information represents the consolidated results of the Company as if the Citadel acquisition occurred as of September 1, 2013:

	For the Years Ended August 31,
	2015	2014
	Unaudited
	(In thousands, except per share data)
Net sales	$2,769,560	$2,877,891
Net income available to A. Schulman, Inc. common stockholders	$23,870	$(1,516)
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$0.81	$(0.05)

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

•	Increased interest expense due to additional borrowings to fund the acquisition.

•	Adjustment of valuation allowances associated with US deferred tax assets.

•	To push back acquisition-related costs of $14.1 million to the earliest period presented. These costs were included in the Company’s results of operations for the year ended August 31, 2015.

•
To push back costs associated with the Bridge Financing discussed in Note 5 of this Form 10-K of $18.8 million to the earliest period presented. These costs were expensed during the third quarter of fiscal 2015.

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed as of September 1, 2013, nor are they indicative of the future operating results of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specialty Plastics Business of Ferro Corporation

On July 1, 2014, the Company acquired the majority of the assets of the specialty plastics business of Ferro Corporation ("Specialty Plastics" acquisition) for $91.0 million. The results of operations for this business have been included in the consolidated financial statements since the date of acquisition.

The acquisition strategically expands the Company's geographic reach with three facilities located in the U.S. and one facility located in Spain, diversifies the Company's product mix and strengthens its position in a broad range of attractive product markets. Additionally, the business offers a broad portfolio of proprietary products and recognized brand names serving a wide range of end markets including packaging, transportation, construction, appliances and agriculture.

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Specialty Plastics acquisition is primarily the result of anticipated synergies in the areas of procurement and manufacturing consolidation, as well as market expansion.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Business Transactions

The following table summarizes the Company's other business transactions for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
ECM Plastics, Inc.	September 4, 2012	$36.8	USCAN
A Massachusetts producer of custom color, specialty additive masterbatch and niche engineered plastics products, with a strong presence in personal care and cosmetics
Perrite Group	September 2, 2013	$51.3	EMEA and APAC
A thermoplastics manufacturer with business in niche engineered plastics and custom color with operations in Malaysia, the United Kingdom and France
Network Polymers, Inc.	December 2, 2013	$49.2	USCAN
An Ohio niche engineered plastics compounding business that is a single source provider of thermoplastic resins and alloys
Prime Colorants	December 31, 2013	$15.1	USCAN
A Tennessee manufacturer of custom color and additive concentrates
Compco Pty. Ltd.	September 2, 2014	$6.7	APAC
A manufacturer of masterbatches and custom color with operations in Australia

The Company incurred $17.3 million, $6.0 million and $2.7 million of acquisition related costs, primarily included in selling, general & administrative expenses, during fiscal 2015, 2014 and 2013, respectively.

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the Company’s allowance for doubtful accounts are as follows:

	For the Year Ended August 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$10,844	$10,434	$9,190
Provision	1,956	907	2,441
Write-offs, net of recoveries	(973)	(491)	(1,481)
Translation effect	(1,050)	(6)	284
Ending balance	$10,777	$10,844	$10,434

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill are as follows:

	EMEA		USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2013	$70,266		$56,446	$12,814	$—	$—	$139,526
Acquisitions	14,015		46,289	—	637	—	60,941
Translation	1,676		—	130	26	—	1,832
Balance as of August 31, 2014	85,957		102,735	12,944	663	—	202,299
Acquisitions	(111)	(1)	183,056	—	407	249,482	432,834
Translation	(10,132)		—	(1,249)	(169)	—	(11,550)
Balance as of August 31, 2015	$75,714		$285,791	$11,695	$901	$249,482	$623,583

(1) Activity relates to adjustments to preliminary purchase price allocation made in fiscal 2015.

The increase in goodwill during fiscal 2015 is due to the Citadel acquisition. Goodwill associated with the Citadel acquisition is included in the USCAN and EC segments. Except for certain pre-acquisition tax deductible goodwill, none of the goodwill associated with the Citadel acquisition will be deductible for income tax purposes. The increase in goodwill during fiscal 2014 is due to the Perrite Group, Network Polymers, Inc., Prime Colorants and Specialty Plastics acquisitions. Goodwill associated with the Perrite Group transaction is included in the EMEA and APAC segments and none of the goodwill is deductible for income tax purposes. Goodwill associated with both the Network Polymers and Prime Colorants transactions is included in the USCAN segment and is deductible for income tax purposes. The goodwill associated with the Specialty Plastics acquisition is included in the USCAN and EMEA segments and is deductible for income tax purposes.

The Company completed its annual impairment review of goodwill as of June 1, 2015 and noted no impairment. The Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2015.

The following table summarizes intangible assets with finite useful lives by major category:

	As of August 31, 2015			As of August 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$360,193	$(40,447)	$319,746	$139,990	$(29,088)	$110,902
Developed technology	93,518	(9,398)	84,120	19,603	(6,914)	12,689
Registered trademarks and tradenames	37,964	(7,293)	30,671	20,945	(5,902)	15,043
Total finite-lived intangible assets	$491,675	$(57,138)	$434,537	$180,538	$(41,904)	$138,634

The increase in intangible assets from August 31, 2014 is due to the Citadel acquisition. Amortization expense for intangible assets was $19.4 million, $13.0 million and $10.3 million for fiscal 2015, 2014 and 2013, respectively. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2015 is 13.4 years.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2016	$40,072
2017	39,133
2018	37,607
2019	36,335
2020	35,966

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	As of August 31,
	2015	2014
	(In thousands)
Notes payable and other, due within one year	$5,584	$18,429
Current portion of long-term debt	15,126	13,319
Short-term debt	$20,710	$31,748
Short-term weighted average interest rates	6.75%	3.10%

Euro notes, 4.485%, due March 2016	$—	$53,106
Term loan, due September 2018	—	180,625
Revolving credit loan, LIBOR plus applicable spread, due September 2018	—	105,400
Revolving credit facility, LIBOR plus applicable spread, due June 2020	—	—
Term Loan A, LIBOR plus applicable spread, due June 2020	187,500	—
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	344,781	—
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	137,818	—
Senior notes, 6.875%, due June 2023	375,000	—
Capital leases and other long-term debt	250	415
Long-term debt	$1,045,349	$339,546

2013 Credit Agreement

On September 24, 2013, the Company entered into a $500.0 million Credit Agreement ("Previous Credit Agreement") that was replaced on June 1, 2015 by the Credit Agreement (as defined below).

Additional Debt

During the third quarter of fiscal 2015, the Company obtained commitments for a senior unsecured bridge loan of $425.0 million and a senior secured credit facility of $875.0 million (together, the "Bridge Financing") to finance the Citadel acquisition in the event permanent financing was not available in time to close the Citadel acquisition. The Company did not draw on the Bridge Financing due to the successful issuance of the Notes and the Convertible Special Stock (refer to Note 9 of this Form 10-K) and the execution of the Credit Agreement. The Company incurred and expensed financing fees of $18.8 million on the Bridge Financing during the third quarter of fiscal 2015. Upon finalizing the Citadel acquisition and related financings on June 1, 2015, the Bridge Financing was terminated and no longer available to the Company.

On February 3, 2015, the Company obtained a $25.0 million uncommitted line of credit from a financial institution, originally available until December 31, 2015. The interest rate is based upon the 30-day LIBOR index plus a spread at least 10 basis points below the applicable spread on the Company’s Previous Credit Agreement. During the third quarter of fiscal 2015, the Company

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Notes

On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). The Notes were sold on May 26, 2015 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") for 540 days from issuance. The Notes have not been registered under the Securities Act as of August 31, 2015. During fiscal 2015, the Company capitalized $11.3 million in debt issuance costs related to the Notes.

The Notes mature on June 1, 2023 and are senior unsecured obligations of the Company that are guaranteed on a senior basis by the material domestic guarantors under the Credit Facility (as defined below).

The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of August 31, 2015.

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

2015 Credit Agreement

On June 1, 2015, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement for approximately $1.0 billion with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (the "Credit Agreement"). The Credit Agreement provides for:

•	a multi-currency revolving credit facility in the aggregate principal amount of up to $300 million (the “Revolving Facility");

•	a $200 million term loan A facility (the "Term Loan A Facility") with quarterly payments due until maturity;

•	a $350 million U.S. term loan B facility (the "U.S. Term Loan B Facility") with quarterly payments due until maturity;

•	a €145 million term loan B facility (the "Euro Term Loan B Facility") with quarterly payments due until maturity; and

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

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022. In addition to the required Term Loan quarterly payments due until maturity, the Company repaid €20.0 million of the Euro Term Loan B Facility through August 31, 2015 using excess cash generated from operations.

The Credit Facility is jointly and severally guaranteed by certain material domestic subsidiaries of the Company (the "Guarantors”). Payment and performance under the Credit Facility is secured by a first priority security interest in substantially all tangible property of the Company and each Guarantor, including a pledge of 100% of the stock of certain domestic subsidiaries and 65% of the stock of certain foreign subsidiaries subject to materiality and customary exceptions. Foreign obligations are secured by a pledge of 100% of the stock of the foreign borrower and other pledged foreign subsidiaries.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2015.

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

The table below summarizes the Company’s available funds:

	As of August 31,
	2015	2014
	(In thousands)
Existing capacity:
Revolving Facility, due September 2018	$—	$300,000
Revolving Facility, due June 2020	300,000	—
Domestic short-term lines of credit	—	15,000
Foreign short-term lines of credit	34,921	53,520
Total capacity from credit lines	$334,921	$368,520
Availability:
Revolving Facility, due September 2018	$—	$193,909
Revolving Facility, due June 2020	298,574	—
Foreign short-term lines of credit	25,999	49,250
Total available funds from credit lines	$324,573	$243,159

Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $8.9 million and $124.6 million as of August 31, 2015 and 2014, respectively, and issued letters of credit of $1.4 million and $0.7 million as of August 31, 2015 and 2014, respectively.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2015 are as follows (in thousands):

Fiscal 2016	$20,710
2017	15,237
2018	16,466
2019	20,173
2020	156,378
2021 and thereafter	837,095

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value:

	August 31, 2015				August 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$1,818	$—	$1,818	$—	$713	$—	$713	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,576	$—	$1,576	$—	$557	$—	$557	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$374,299	$—	$374,299	$—	$58,882	$—	$58,882	$—

Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.

The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $161.5 million and $118.0 million as of August 31, 2015 and 2014, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2015 and 2014.

Long-term fixed-rate debt as of August 31, 2015 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. Long-term fixed-rate debt as of August 31, 2014 represents debt issued in Euros recorded at cost and presented at fair value for disclosure purposes. On February 26, 2015, the Euro Note debt was extinguished, as discussed in Note 5 of this Form 10-K. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of August 31, 2015 and 2014, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million and $56.4 million, respectively.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
U.S.	$(43,770)	$(2,426)	$(8,334)
Foreign	72,200	74,758	62,066
Income from continuing operations before taxes	$28,430	$72,332	$53,732

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Current taxes:
U.S.	$1,674	$435	$214
Foreign	18,078	19,794	23,210
Total current tax expense (benefit)	19,752	20,229	23,424
Deferred taxes:
U.S.	(19,985)	589	213
Foreign	732	(2,276)	(3,904)
Total deferred tax expense (benefit)	(19,253)	(1,687)	(3,691)
Total income tax expense (benefit)	$499	$18,542	$19,733

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 1.8% in 2015, 25.7% in 2014, and 36.7% in 2013 is as follows:

	Year Ended August 31,
	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
U.S. statutory federal income tax rate	$9,951	35.0%	$25,316	35.0%	$18,806	35.0%
Amount of foreign taxes at less than U.S. statutory federal income tax rate	(692)	(2.4)	(13,602)	(18.8)	(9,189)	(17.1)
Foreign losses with no tax benefit	3,956	14.0	4,899	6.8	4,613	8.6
U.S. losses with no tax benefit	—	—	—	—	1,213	2.2
U.S. restructuring and other U.S. charges with no benefit	—	—	3,010	4.2	1,704	3.2
U.S. non-deductible transaction costs	1,349	4.7	—	—	—	—
Valuation allowance charges (reversals)	(12,279)	(43.2)	—	—	2,361	4.4
Establishment (resolution) of uncertain tax positions	(1,030)	(3.6)	(121)	(0.2)	(84)	(0.2)
Other	(756)	(2.7)	(960)	(1.3)	309	0.6
Provision (benefit) for U.S. and foreign income taxes	$499	1.8%	$18,542	25.7%	$19,733	36.7%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and (liabilities) consist of the following:

	As of August 31,
	2015	2014
	(In thousands)
Pensions	$20,431	$20,890
Inventory reserves	1,635	1,549
Bad debt reserves	1,674	1,337
Accruals	8,479	7,095
Postretirement benefits other than pensions	6,094	6,185
Depreciation	2,800	2,733
Foreign net operating loss carryforwards	15,999	16,417
Foreign tax credit carryforwards	4,952	502
Alternative minimum tax carryforwards	3,330	3,893
Interest carryforwards	2,733	3,214
U.S. net operating loss carryforwards	17,309	—
Other	15,305	17,929
Gross deferred tax assets	100,741	81,744
Valuation allowance	(23,859)	(21,716)
Total deferred tax assets	76,882	60,028
Property, plant and equipment	(19,583)	(19,897)
Intangibles	(122,485)	(25,927)
Other	(9,208)	(1,554)
Gross deferred tax liabilities	(151,276)	(47,378)
Net deferred tax assets (liabilities)	$(74,394)	$12,650

As of August 31, 2015, the Company has a U.S. federal net operating loss carryforward of $26.6 million which will expire in 2035, resulting in a deferred tax asset of $9.3 million. This loss primarily resulted from financing costs and foreign currency losses recognized in the current year. In connection with the acquisition of Citadel during the year ended August 31, 2015, the Company reversed its valuation allowance in the amount of $12.3 million on most of its federal deferred tax assets. This reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition.

As of August 31, 2015, the Company has foreign net operating loss carryforwards of $49.0 million resulting in a deferred tax asset of $16.0 million. These foreign net operating loss carryforwards are primarily from countries with unlimited carryforward periods, but include $2.4 million of carryforwards subject to expiration in years 2020 to 2030. A valuation allowance totaling $9.2 million has been recorded against this deferred tax asset where recovery of the carryforward is uncertain.

As of August 31, 2015, the Company has domestic state and local net operating loss carryforwards of $180.0 million resulting in a deferred tax asset of $8.0 million partially offset by a valuation allowance of $6.9 million. These net operating loss carryforwards expire in years 2017 to 2035.

As of August 31, 2015, the Company has $2.3 million in foreign tax credit carryforwards that will expire in 2019 and $4.9 million of foreign tax credit carryforwards that will expire in 2025. A portion of the foreign tax credit carryforwards shown in the table above for 2015 has been reduced by unrealized stock compensation attributes of $2.3 million. The $4.9 million of foreign tax credit carryforwards has been offset by a full valuation allowance.

As of August 31, 2015, the Company has $3.3 million of alternative minimum tax carryforwards which have an unlimited carryforward period.

The tax effect of temporary differences included in prepaid expenses and other current assets was $14.8 million and $8.4 million at August 31, 2015 and 2014, respectively. Deferred charges included $27.5 million and $29.3 million from the tax effect of temporary differences at August 31, 2015 and 2014, respectively. The tax effect of temporary differences included in other accrued liabilities was $1.1 million and $1.2 million at August, 31, 2015 and 2014, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2015, the Company’s gross unrecognized tax benefits totaled $2.0 million. If recognized $2.0 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2015, the Company had $0.9 million of accrued interest and penalties on unrecognized tax benefits.

The Company's statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2012 onward, Belgium - from 2012 onward, other foreign jurisdictions - from 2006 onward.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$3,845	$4,986	$6,877
Decreases related to prior year tax positions	(259)	(576)	(1,165)
Increases related to prior year tax positions	509	—	11
Increases related to current year tax positions	61	512	308
Settlements	(376)	(38)	(1,077)
Lapse of statute of limitations	(1,192)	(1,040)	(228)
Foreign currency impact	(557)	1	260
Ending balance	$2,031	$3,845	$4,986

As of August 31, 2015, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $489.3 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

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

Postretirement health care and life insurance benefits are provided to certain U.S. employees that have met certain age and length of service requirements while working for the Company. The U.S. postretirement health care and life insurance ("OPEB") plan is closed to new participants and is an unfunded plan.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the plan obligations and assets, the recorded liability and accumulated other comprehensive income (loss) ("AOCI") are as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)
Benefit obligation at beginning of year	$(173,983)	$(133,866)	$(12,191)	$(11,372)
Service cost	(4,609)	(3,795)	(3)	(5)
Interest cost	(4,362)	(5,413)	(440)	(491)
Participant contributions	(203)	(228)	(59)	(62)
Actuarial gains (losses)	(7,453)	(34,191)	1,705	(1,271)
Settlement (gains) losses	—	328	—	—
Benefits paid	4,002	3,928	851	1,010
Business combinations	(1,806)	(131)	—	—
Plan amendments	(110)	(117)	—	—
Translation adjustment	23,319	(498)	—	—
Benefit obligation at end of year	$(165,205)	$(173,983)	$(10,137)	$(12,191)
Fair value of plan assets at beginning of year	$40,904	$32,417	$—	$—
Actual return on assets	6,030	6,009	—	—
Employer contributions	5,662	5,073	792	948
Participant contributions	203	228	59	62
Benefits paid	(4,002)	(3,928)	(851)	(1,010)
Translation adjustment	(4,472)	1,105	—	—
Fair value of plan assets at end of year	$44,325	$40,904	$—	$—
Underfunded	$(120,880)	$(133,079)	$(10,137)	$(12,191)
Classification of net amount recognized:
Accrued payroll, taxes and related benefits	$(2,991)	$(3,130)	$(780)	$(880)
Long-term liabilities	(117,889)	(129,949)	(9,357)	(11,311)
Net amount recognized	$(120,880)	$(133,079)	$(10,137)	$(12,191)
Amounts recognized in AOCI:
Net actuarial (gain) loss	$50,612	$57,632	$(1,785)	$(79)
Net prior service cost (credit)	351	430	(1,440)	(1,982)
Net amount recognized in AOCI	$50,963	$58,062	$(3,225)	$(2,061)
Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$3,432	$30,002	$(1,705)	$1,271
Prior service cost (credit)	110	117	—	—
Amortization of net actuarial (loss) gain	(2,884)	(1,373)	—	18
Amortization of prior service (cost) credit	(144)	(24)	541	541
Settlement/curtailment gains (losses)	—	(214)	—	—
Translation adjustment	(7,613)	(203)	—	—
Total change in AOCI	$(7,099)	$28,305	$(1,164)	$1,830

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended August 31,			Year Ended August 31,
	2015	2014	2013	2015	2014	2013
	(In thousands)
Service cost	$4,609	$3,795	$3,838	$3	$5	$14
Interest cost	4,362	5,413	4,779	440	491	450
Expected return on plan assets	(1,799)	(1,819)	(1,485)	—	—	—
Amortization of prior service cost (credit)	144	24	505	(541)	(541)	(540)
Recognized losses due to plan settlements	—	214	—	—	—	—
Recognized (gains) losses due to plan curtailments	—	—	—	—	—	333
Recognized net actuarial loss (gain)	2,884	1,373	1,438	—	(18)	—
Total net periodic benefit cost	$10,200	$9,000	$9,075	$(98)	$(63)	$257

Amounts expected to be amortized from AOCI and included in total net periodic benefit cost during the year ended August 31, 2016, are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Net actuarial loss (gain)	$2,900	$(56)
Prior service cost (credit)	34	(541)
Total	$2,934	$(597)

Selected information regarding the Company’s pension and OPEB plans is as follows:

	As of August 31,
	2015	2014
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$149,536	$154,788
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$165,205	$173,983
Accumulated benefit obligation	$149,536	$154,788
Fair value of plan assets	$44,325	$40,904
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	$—	$—
Fair value of plan assets	$—	$—

OPEB Plan:
Accumulated benefit obligation	$10,137	$12,191
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$10,137	$12,191
Accumulated benefit obligation	$10,137	$12,191

The underfunded position of the pension plans is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2015, the Company’s German and United Kingdom pension plans are underfunded by $107.7 million. In

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31 :	2015	2014	2013
Discount rate on pension plans	2.6%	2.8%	4.0%
Discount rate on other postretirement obligation	4.0%	3.8%	4.5%
Rate of compensation increase	2.4%	2.4%	2.4%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions for the year ended August 31 :	2015	2014	2013
Discount rate on pension plans	2.8%	4.0%	3.8%
Discount rate on other postretirement obligation	3.8%	4.5%	3.5%
Return on pension plan assets	4.7%	5.2%	5.1%
Rate of compensation increase	2.4%	2.4%	2.2%
Projected health care cost trend rate	6.8%	7.5%	8.0%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2023	2019	2019

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

For fiscal 2016, the Company, in consultation with its actuaries, has selected a weighted-average discount rate of 2.6%, expected long-term return on plan assets of 4.5% and rate of compensation increase of 2.4% for its defined benefit pension plans. For its postretirement benefit plan, the Company, in consultation with its actuaries, has selected a discount rate of 4.0% for fiscal 2016.

Assumed health care cost trend rates have a significant effect on the amounts reported for the OPEB plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2015:

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$46	$(40)
Effect on accumulated postretirement benefit obligation	$951	$(826)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan weighted-average asset allocation and target allocation, by asset category are as follows:

	Plan Assets		Target Allocation
	As of August 31,		As of August 31,
Asset Category	2015	2014	2015	2014
Equity securities	28%	27%	20%	22%
Debt securities	27%	24%	11%	12%
Fixed insurance contracts	41%	45%	62%	58%
Cash	3%	4%	7%	8%
Real Estate	1%	—%	—%	—%
Total	100%	100%	100%	100%

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

The fair values of the Company’s pension plan assets, all of which are for foreign plans, are as follows:

	As of August 31, 2015				As of August 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities	$12,432	$6,887	$5,545	$—	$11,081	$6,607	$4,474	$—
Debt securities	12,076	4,457	7,619	—	9,646	1,563	8,083	—
Fixed insurance contracts	18,183	—	—	18,183	18,399	—	—	18,399
Cash	1,279	1,279	—	—	1,611	1,611	—	—
Other	355	—	—	355	167	—	—	167
Total	$44,325	$12,623	$13,164	$18,538	$40,904	$9,781	$12,557	$18,566

The change in fair value of the Company’s pension plan assets classified as Level 3, all of which are for foreign plans, is as follows:

	2015	2014
	(In thousands)
Balance, beginning of fiscal year	$18,566	$12,508
Actual return on plan assets	177	5,466
Purchases, sales, issuances, and settlements, net	116	711
Foreign currency translation	(321)	(119)
Balance, end of fiscal year	$18,538	$18,566

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute $6.1 million for its pension obligations and $0.8 million to its other postretirement plan in 2016. The benefit payments, which reflect expected future service, are as follows:

Year Ended August 31,	Pension Benefits	OPEB Benefits
	(In thousands)
2016	$4,018	$795
2017	4,645	794
2018	4,352	760
2019	4,754	777
2020	5,047	744
Years 2020 — 2024	29,886	3,406

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was $4.2 million, $3.0 million and $2.7 million in 2015, 2014 and 2013, respectively.

NOTE 9 — CONVERTIBLE SPECIAL STOCK

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance.

On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. As of August 31, 2015, the $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.
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

Dividends. Holders of Convertible Special Stock are entitled to receive cumulative dividends at the rate of 6.00% per annum on the $1,000 liquidation preference per share of the Convertible Special Stock. When declared by the Company’s Board of Directors, dividends will be payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2015. The Company paid $1.8 million of convertible special stock dividends during the fourth quarter of fiscal 2015 and currently intends to pay future dividends in cash.

Voting Rights. Except as required by Delaware law, and subject to the following limitations, holders of the Convertible Special Stock will have no voting rights. If dividends are in arrears and unpaid for six or more quarterly periods, until such arrearage is

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paid in full, the holders of the Convertible Special Stock will be entitled (voting on an as-converted basis, together with the holders of the Company’s common stock) at the next regular or special meeting of the Company’s stockholders, to vote on matters presented to the Company’s stockholders for a vote at such meeting. Furthermore, so long as any shares of Convertible Special Stock remain outstanding, the Company may not, without the affirmative consent of the holders of at least 66.67% of the shares of the Convertible Special Stock outstanding at the time, voting together as a single class with all series of parity stock with similar voting rights, take certain actions altering or preempting the rights of the holders of the Convertible Special Stock, as described in the Certificate of Designation.

Liquidation. In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of Convertible Special Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, a liquidation preference per share of Convertible Special Stock equal to $1,000 ($125.0 million in aggregate for the 125,000 shares outstanding as of August 31, 2015) plus accumulated dividends to the date fixed for liquidation, winding-up or dissolution in the order described within Ranking above.

Redemption. The Convertible Special Stock has no maturity date, is not redeemable by the Company at any time and will remain outstanding unless converted by the holders or mandatorily converted by the Company as described below.

Optional Conversion by Holders. Each share of Convertible Special Stock is convertible, at the holder’s option at any time, into shares of common stock at the initial conversion rate of approximately 19.1113 shares of common stock of the Company (which is equivalent to an initial conversion price of approximately $52.33 per share) to one share of Convertible Special Stock. The conversion rate is subject to specified adjustments as set forth in the Certificate of Designation. There have been no conversions as of August 31, 2015.

If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder converts its shares of Convertible Special Stock at any time beginning at the opening of business on the trading day immediately following the effective date of such fundamental change and ending at the close of business on the 30th trading day immediately following such effective date, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations. There have been no fundamental changes as of August 31, 2015.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)(5)		Pension and Other Retiree Benefits(2)		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, August 31, 2013	$17,712		$(17,030)		$682
Other comprehensive income (loss) before reclassifications, net of tax of $8,718 related to pension and other retiree benefits	5,872		(23,043)		(17,171)
Amounts reclassified to earnings, net of tax of ($456)	(885)	(3)	596	(4)	(289)
Net current period other comprehensive income (loss)	4,987		(22,447)		(17,460)
Less: comprehensive income (loss) attributable to noncontrolling interests	(87)		—		(87)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	5,074		(22,447)		(17,373)
Balance, August 31, 2014	22,786		(39,477)		(16,691)
Other comprehensive income (loss) before reclassifications, net of tax of $7,076 related to foreign currency translation gains (losses), and ($1,682) related to pension and other retiree benefits	(72,526)		4,152		(68,374)
Amounts reclassified to earnings, net of tax of ($1,061)	—	(3)	1,427	(4)	1,427
Net current period other comprehensive income (loss)	(72,526)		5,579		(66,947)
Less: comprehensive income (loss) attributable to noncontrolling interests	(178)		—		(178)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(72,348)		5,579		(66,769)
Balance, August 31, 2015	$(49,562)		$(33,898)		$(83,460)

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
(4) Represents amortization of net actuarial loss and prior service costs. Fiscal 2014 includes settlement charges of $214.
(5) The tax amounts on the foreign currency loss relate to a note denominated in euros which was repaid in fiscal 2015.

NOTE 11 — SHARE-BASED INCENTIVE COMPENSATION PLANS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of various share-based incentive compensation awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creation Rewards Plan (“2010 Rewards Plan”) which also provides for similar grants. On December 12, 2014, upon approval by its stockholders and Board of Directors, the Company adopted the A. Schulman, Inc. 2014 Equity Incentive Plan ("2014 Equity Incentive Plan"). The 2014 Equity Incentive Plan provides for the grant of various share-based incentive compensation awards and unless terminated earlier, will continue until December 12, 2024. A total of 2,000,000 shares of common stock may be issued under the 2014 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and the vesting of awards under these plans. As of August 31, 2015, there were 1,113,603 shares, 146,020 shares and 1,795,090 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, the 2010 Rewards Plan and the 2014 Equity Incentive Plan, respectively. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, certain of these awards have market or performance vesting conditions.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of time-based and performance-based restricted stock awards:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2014	156,092	1,101,437	$28.14	$25.93
Granted	31,707	190,231	$33.90	$33.90
Vested	(90,869)	(272,916)	$26.55	$25.89
Forfeited	—	(442,795)	$—	$21.77
Outstanding at August 31, 2015	96,930	575,957	$31.51	$31.78

Time-based awards are valued at the fair market value on the date of grant, have voting rights and earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the years ended August 31, 2015, 2014 and 2013 were $33.90, $34.42 and $29.18, respectively.

Performance-based awards vest based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2015 are 248,158 performance-based awards which earn dividends throughout the vesting period, and the remaining performance-based awards which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance-based awards.

The performance-based awards in the table above include 130,642 shares which vest based on market conditions and are valued based upon a Monte Carlo valuation model. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria is considered when calculating the estimated fair market value using a Monte Carlo valuation model. Such awards granted prior to fiscal 2013 are accounted for as equity awards with market conditions given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards granted in fiscal 2013 and 2014 provide recipients an option to receive cash or shares of common stock upon vesting. As such, the fiscal 2013 and 2014 awards are accounted for as liability awards with a market condition, and the Company remeasures these awards at fair value on a quarterly basis over the service period. Expense for these awards is recognized only to the extent the market conditions are achieved and the awards ultimately vest.

The fair values of the performance-based awards with market conditions were estimated using a Monte Carlo valuation model using the following assumptions:

	2015	2014	2013
Expected volatility	29.00%	31.00%	35.00%
Risk-free interest rate	0.55%	1.03%	0.77%
Correlation	38.00%	53.00%	56.00%

The fair value of the remaining 445,315 performance-based awards in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

The weighted-average grant date fair value of the performance-based awards granted in fiscal 2015, 2014 and 2013 were $33.90, $34.42 and $29.08 per share, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2014	4,834	$19.29
Exercised	(3,167)	$19.34
Forfeited and expired	—	$—
Outstanding at August 31, 2015	1,667	$19.20
Exercisable at August 31, 2015	1,667	$19.20

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value for stock options outstanding and exercisable as of August 31, 2015 was minimal with a remaining term for options outstanding and exercisable of less than 1 year. The total intrinsic value of options exercised for the years ended August 31, 2015, 2014, and 2013 was $0.1 million, $0.2 million and $0.6 million, respectively. All outstanding and exercisable stock options are fully vested as of August 31, 2015. The Company did not grant stock options in fiscal years 2015, 2014 or 2013.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to nonvested share-based incentive compensation arrangements as of August 31, 2015 was $5.0 million. This cost is expected to be recognized over a weighted-average period of 1.4 years.

The Company made $1.4 million in cash payments for cash-settled restricted stock units and cash-based awards during fiscal 2015. During fiscal 2014, the Company made no payments for cash-settled restricted stock units and cash-based awards.

During fiscal 2015 and 2014, the Company granted non-employee directors 18,810 shares and 23,150 shares of unrestricted common stock, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2015, 2014 and 2013. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Time-based and performance-based restricted stock awards	$4,071	$7,105	$2,454
Board of Directors unrestricted awards	631	797	850
CEO transition costs	6,167	—	—
Total share-based incentive compensation	$10,869	$7,902	$3,304

CEO transition costs represent a one-time charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014.

NOTE 12 — EARNINGS PER SHARE

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

The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be antidilutive. The convertible special stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For fiscal 2015, the accumulated dividend per share on conversion exceeds basic EPS, therefore the 772,502 shares related to the convertible special stock were considered anti-dilutive.

The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Weighted-average shares outstanding:
Basic	29,149	29,061	29,260
Incremental shares from equity awards	334	301	77
Incremental shares from convertible special stock	—	—	—
Diluted	29,483	29,362	29,337

During fiscal years 2015 and 2014, there were no anti-dilutive shares related to share-based incentive compensation plans that were excluded from diluted weighted-average shares outstanding. In fiscal year 2013, there were 21,000 of equivalent shares related to share-based incentive compensation plans that were excluded from diluted weighted-average shares outstanding because inclusion of these shares would have been anti-dilutive.

NOTE 13 — LEASES

The Company leases certain equipment, buildings, vehicles and computer equipment. Total rental expense was $18.1 million in 2015, $16.6 million in 2014 and $12.7 million in 2013. The approximate future minimum rental commitments for non-cancelable operating leases, excluding obligations for taxes and insurance, are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2016	$13,048
2017	9,526
2018	6,861
2019	4,964
2020	3,564
2021 and thereafter	13,015
Total minimum rental commitments	$50,978

NOTE 14 — SEGMENT INFORMATION

The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker ("CODM"), to identify reportable segments. The

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CODM makes decisions, assesses performance and allocates resources by the following reportable segments: EMEA, USCAN, LATAM, APAC, and EC.

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

On January 1, 2015, the Company's new President and CEO assumed the role of CODM. Based on the new management structure and an evaluation of how the new CODM makes decisions, assesses performance and allocates resources, the Company discloses the following five reportable segments for fiscal 2015: EMEA, USCAN, LATAM, APAC, and EC, which was acquired on June 1, 2015.

The following table summarizes net sales to unaffiliated customers by segment:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
EMEA	$1,339,355	$1,577,867	$1,405,882
USCAN	610,493	475,050	400,449
LATAM	177,463	198,313	200,375
APAC	207,781	195,768	126,696
EC	57,133	—	—
Total net sales to unaffiliated customers	$2,392,225	$2,446,998	$2,133,402

Below the Company presents gross profit by segment:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
EMEA	$189,860	$206,268	$179,242
USCAN	100,550	73,278	52,906
LATAM	31,971	26,239	28,409
APAC	29,238	26,767	22,345
EC	14,536	—	—
Total segment gross profit	366,155	332,552	282,902
Inventory step-up	(3,082)	(1,468)	(138)
Accelerated depreciation and restructuring related costs	(1,796)	(1,042)	(1,585)
Costs related to acquisitions	(267)	(34)	—
Total gross profit	$361,010	$330,008	$281,179

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
EMEA	$78,313	$80,690	$67,320
USCAN	40,713	30,418	16,643
LATAM	13,061	8,388	11,708
APAC	14,401	12,527	12,108
EC	5,454	—	—
Total segment operating income	151,942	132,023	107,779
Corporate	(31,238)	(32,170)	(24,926)
Costs related to acquisitions	(17,208)	(6,021)	(2,661)
Restructuring and related costs	(23,411)	(9,618)	(13,687)
Accelerated depreciation	(408)	(107)	(1,058)
CEO transition costs	(6,167)	—	—
Asset impairment	—	(104)	(1,873)
Curtailment and settlement gains (losses)	—	(214)	(333)
Inventory step-up	(3,082)	(1,468)	(138)
Operating income	70,428	82,321	63,103
Interest expense	(22,613)	(8,503)	(7,657)
Bridge financing fees	(18,750)	—	—
Foreign currency transaction gains (losses)	(3,363)	(2,206)	(2,426)
Other income (expense), net	1,438	720	712
Gain on early extinguishment of debt	1,290	—	—
Income from continuing operations before taxes	$28,430	$72,332	$53,732

The following table summarizes identifiable assets by segment:

	As of August 31,
	2015	2014	2013
	(In thousands)
Identifiable assets:
EMEA	$701,263	$809,670	$735,684
USCAN	873,814	458,109	303,553
LATAM	96,210	111,126	109,885
APAC	126,965	133,579	89,220
EC	553,459	—	—
Total identifiable assets	$2,351,711	$1,512,484	$1,238,342

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize depreciation and amortization and capital expenditures by segment:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Depreciation and amortization expense:
EMEA	$21,730	$21,832	$18,072
USCAN	24,197	16,522	14,471
LATAM	3,255	4,128	5,010
APAC	5,424	5,422	3,898
EC	4,634	—	—
Total depreciation and amortization expense	$59,240	$47,904	$41,451
Capital expenditures:
EMEA	$21,321	$13,199	$9,157
USCAN	10,332	12,235	10,373
LATAM	3,597	4,380	4,665
APAC	6,895	5,275	2,373
EC	442	—	—
Total capital expenditures	$42,587	$35,089	$26,568

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
Net sales:
United States	$632,906	$457,225	$383,964
Germany	432,822	548,454	536,833
France	195,507	238,029	221,521
Other international	1,130,990	1,203,290	991,084
Total net sales	$2,392,225	$2,446,998	$2,133,402

	As of August 31,
	2015	2014	2013
	(In thousands)
Long lived assets:
United States	$159,394	$95,349	$70,197
Germany	27,224	22,716	23,316
France	18,472	22,758	21,854
Other international	109,404	113,098	95,154
Total long lived assets	$314,494	$253,921	$210,521

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2015		2014		2013
	(In thousands, except for %’s)
Custom performance colors	$191,453	8%	$188,221	8%	$164,128	8%
Engineered composites	57,133	2	—	N/A	—	N/A
Masterbatch solutions	741,354	31	766,788	31	743,846	35
Engineered plastics	787,258	33	753,728	31	559,462	26
Specialty powders	294,228	12	350,510	14	308,620	14
Distribution services	320,799	14	387,751	16	357,346	17
Total consolidated net sales	$2,392,225	100%	$2,446,998	100%	$2,133,402	100%

Fiscal 2014 includes a reclassification of revenue between product families to better reflect the way the businesses are managed.

NOTE 15 — RESEARCH AND DEVELOPMENT

Research and development expenditures were $17.8 million, $16.9 million and $8.7 million in fiscal years 2015, 2014 and 2013, respectively. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 16 — RESTRUCTURING

Fiscal 2015 Restructuring Plans

EMEA Plans

In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company reduced headcount in EMEA by approximately 40 during fiscal 2015. The Company recorded pretax employee-related costs of $5.4 million during fiscal 2015, and expects to recognize minimal costs in fiscal 2016. As of August 31, 2015, the Company has a balance of $1.5 million accrued for this plan. Cash payments associated with this plan are expected to occur in fiscal 2016 as the plan is completed.

Subsequently in May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company expects to reduce headcount by approximately 40 employees by the end of fiscal 2016. The Company recorded pretax employee-related costs of $1.7 million during fiscal 2015, and expects to recognize additional pre-tax employee-related costs of $0.4 million in fiscal 2016. As of August 31, 2015, the Company has a balance of $1.7 million accrued for this plan. Cash payments associated with this plan are expected to occur in fiscal 2016 as the plan is completed.

In August 2015, the Company approved plans to integrate the existing Paris, Montereau, and Beaucaire, France facilities into one new facility in St. Germain-Laval. As a result of this consolidation, the Company plans to reduce headcount in France by approximately 20 in fiscal 2016, partially offset by the addition of approximately 15 associates at the Company's new facility. The Company has recognized $0.7 million in pre-tax employee-related costs in fiscal 2015 and the Company expects to incur $0.5 million in pretax employee-related costs and $0.5 million in accelerated depreciation in fiscal 2016. As of August 31, 2015, the Company has a balance of $0.7 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.

USCAN Plans

In November 2014, the Company announced plans to consolidate its North American production facilities. As part of the ongoing review of its manufacturing footprint, the Company closed its plant in Stryker, Ohio in fiscal 2015 and shifted the plant’s production to other North American facilities. The Company reduced headcount by approximately 70. The Company recorded

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pretax employee-related costs of $1.2 million during fiscal 2015 and expects minimal charges related to this plan to be recognized into fiscal 2016. As of August 31, 2015, the Company has a balance of $0.1 million accrued for this plan. Cash payments associated with this plan are expected to occur during fiscal 2016 as the plan is completed.

In November 2014, the Company announced plans to reduce headcount primarily in North America selling, general and administrative ("SG&A") functions as part of its ongoing effort to drive further synergies from recent acquisitions. The Company reduced headcount by approximately 15 in fiscal 2015. The Company recorded pretax employee-related costs of $0.7 million during fiscal 2015. As of August 31, 2015, the Company expects no further charges and has no remaining accrual related to this plan as it is considered complete.

In August 2015, the Company approved additional plans to improve manufacturing and SG&A efficiency throughout the USCAN segment. As a result of this restructuring, the Company reduced headcount by approximately 25. The Company recognized $1.2 million in pre-tax employee-related costs in fiscal 2015 and expects no charges in fiscal 2016. As of August 31, 2015, the Company has no balance accrued for this plan.

LATAM Plan

In February 2015, the Company initiated plans to close its facility in Contagem, Brazil. During fiscal 2015, the Company shifted the production to its facility in Sumare, Brazil. The Company reduced headcount by approximately 20 during fiscal 2015. The Company recorded pretax employee-related costs of $0.5 million during fiscal 2015. As of August 31, 2015, the Company expects no further charges and has no remaining accrual related to this plan as it is considered complete.

Fiscal 2013 Restructuring Plans

EMEA Plan

In fiscal 2013, the Company executed restructuring activities to better reflect its current business footprint and customer needs in the challenging economic environment in Europe. As part of this restructuring, the EMEA regional team reduced headcount by approximately 45, of which the majority of the reductions occurred in fiscal 2013. The Company recorded $0.2 million, $0.6 million and $6.4 million of pretax employee-related restructuring costs during fiscal 2015, 2014 and 2013, respectively. As of August 31, 2015, the Company has a balance of $0.1 million accrued for this plan. Minimal cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.

USCAN and LATAM Plans

In the fourth quarter of fiscal 2013, the Company conducted restructuring activities primarily in Mexico and Grand Junction, Tennessee to better align capacity with demand. As part of this restructuring, the Company reduced headcount in USCAN and LATAM by approximately 85, of which the majority of reductions occurred during fiscal 2013. The Company recorded $0.7 million and $1.5 million of pretax employee-related restructuring costs during fiscal 2014 and 2013, respectively. As of August 31, 2015, the Company expects no further charges and has no remaining accrual related to this plan as it is considered complete.

During fiscal 2013, the Company initiated restructuring activities to consolidate two of its three existing leased manufacturing facilities in Brazil. In fiscal 2014, manufacturing activities at two facilities in the State of Sao Paulo, Brazil were relocated to a new facility. The Company offered eligible associates the ability to transfer from the two existing manufacturing facilities to the new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in fiscal 2013, partially offset by the addition of approximately 35 associates at the Company's new manufacturing facility, including associate transfers and new hires. The Company recorded $3.1 million and $1.6 million of pretax employee-related and other restructuring costs during fiscal 2014 and 2013, respectively. Additionally, the Company recorded $0.1 million and $0.7 million of accelerated depreciation included in cost of sales during fiscal 2014 and 2013, respectively. As of August 31, 2015, the Company has no balance related to this plan and expects to recognize minimal additional pretax employee-related and other cash charges during fiscal 2016. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	5,446	400	(497)	5,349
Fiscal 2014 charges	2,223	2,660	—	4,883
Fiscal 2014 payments	(5,924)	(2,689)	—	(8,613)
Translation	—	—	193	193
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	12,711	1,627	—	14,338
Fiscal 2015 payments	(8,670)	(1,537)	—	(10,207)
Translation	—	—	(560)	(560)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2015	2014	2013
	(In thousands)
EMEA	$10,073	$1,000	$6,704
USCAN	3,229	754	1,376
LATAM	990	3,053	2,240
APAC	46	76	180
Total	$14,338	$4,883	$10,500

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

Lucent Matter

As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products using recycled or reclaimed raw materials. The Company also discovered inaccuracies in materials provided by Lucent employees to an independent certification organization with respect to such products.

The Company took decisive actions, including implementing protocols to ensure that all future shipments of products meet customer standards and certification requirements, and entering into discussions and exploring different certification standards with customers and other third parties. In addition, the Company promptly commenced an internal investigation and that investigation is ongoing as to the scope of products, customers, and other parties affected.

To date, no significant claims have been made against the Company or its subsidiaries, no recalls have been requested or initiated, and no customers or other parties have sought to terminate their relationships with the Company or its subsidiaries.

Our internal investigation into these matters is still ongoing, and because no customers or other parties have initiated recalls, or have made significant claims against or sought to terminate their relationships with the Company or its subsidiaries to date, we are currently unable to conclude that losses related to these matters are probable or to estimate the potential range of loss, if any. Accordingly, the Company is currently unable to determine whether such issues will have any material adverse effect on our financial position, liquidity, or results of operations.

As additional information becomes available, we will assess if there is any financial impact and disclosure requirement necessary.

NOTE 18 — SHARE REPURCHASE PROGRAM

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time and replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014. During fiscal 2015, the Company repurchased 109,422 shares of common stock under the Program at an average price of $30.46 per share for a total cost of $3.3 million. As of August 31, 2015, shares valued at $51.7 million remain authorized for repurchase. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1plan.

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

The following summarizes select financial information included in net earnings from discontinued operations:

	Year ended August 31,
	2015	2014	2013
	(In thousands)
Net sales	$—	$1,372	$30,009
Income (loss) from discontinued operations, net of tax	$(133)	$3,202	$(6,671)

During fiscal 2014, the Company recorded a gain on the sale of assets of $3.4 million. The results for fiscal 2013 include an impairment charge of $4.0 million which represented the difference between the estimated fair market value and the carrying value of the net assets. The estimated fair value was determined based on expected sale price. Income taxes were minimal for all periods presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov 30, 2014	Feb 28, 2015	May 31, 2015	Aug 31, 2015	Aug 31, 2015
	Unaudited
	(In thousands, except per share data)
Net sales	$615,053	$542,295	$560,858	$674,019	$2,392,225
Gross profit	$86,844	$78,074	$90,757	$105,335	$361,010
Income (loss) from continuing operations	$13,388	$(503)	$(8,968)	$24,014	$27,931
Income (loss) from discontinued operations, net of tax	(10)	(58)	(18)	(47)	(133)
Net income (loss)	13,378	(561)	(8,986)	23,967	27,798
Noncontrolling interests	(220)	(327)	(343)	(279)	(1,169)
Net income (loss) attributable to A. Schulman, Inc.	13,158	(888)	(9,329)	23,688	26,629
Convertible special stock dividends	—	—	(563)	(1,875)	(2,438)
Net income (loss) available to A. Schulman, Inc. common stockholders	$13,158	$(888)	$(9,892)	$21,813	$24,191

Basic earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.45	$(0.03)	$(0.34)	$0.75	$0.83
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.45	$(0.03)	$(0.34)	$0.75	$0.83

Diluted earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.45	$(0.03)	$(0.34)	$0.75	$0.83
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.01)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.45	$(0.03)	$(0.34)	$0.74	$0.82

Certain items included in income from continuing operations, net of tax are as follows:
Accelerated depreciation(b)	$—	$298	$29	$53	$380
Costs related to acquisitions(c)	976	3,135	3,561	9,200	16,872
Acquisition related interest expense(d)	—	—	19,134	1,190	20,324
Restructuring and related costs(e)	4,096	3,260	4,793	6,927	19,076
CEO transition costs(f)	—	6,167	—	—	6,167
Inventory step-up(g)	239	—	—	2,631	2,870
Gain on early extinguishment of debt(h)	—	(863)	—	—	(863)
Total	$5,311	$11,997	$27,517	$20,001	$64,826

(a)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(b)	Relates to accelerated depreciation in the U.S., France and Brazil.

(c)	Costs related to acquisitions include professional, legal and other expenses associated with the Citadel acquisition, along with other potential acquisitions.

(d)	Primarily relates to bridge financing fees and the write-off of deferred debt costs of $18.8 million and $1.5 million, respectively. Refer to Note 5 of this Form 10-K for further discussion.

(e)
Restructuring and related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs and charges related to the reorganization of the legal entity structure. Refer to Note 16 of this Form 10-K for further discussion.

(f)
CEO transition costs represent a one-time charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014. Refer to Note 11 of this Form 10-K for further discussion.

(g)	Inventory step-up relates to the fiscal 2015 acquisition noted above.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)	Represents a pre-tax net gain on the early extinguishment of debt. Refer to Note 5 of this Form 10-K for further discussion.

	Quarter Ended				Year Ended
	Nov 30, 2013	Feb 28, 2014	May 31, 2014	Aug 31, 2014	Aug 31, 2014
	Unaudited
	(In thousands, except per share data)
Net sales	$585,397	$588,508	$645,735	$627,358	$2,446,998
Gross profit	$79,108	$74,299	$91,964	$84,637	$330,008
Income (loss) from continuing operations	$12,631	$6,648	$19,347	$15,164	$53,790
Income (loss) from discontinued operations, net of tax	2,655	347	(23)	223	3,202
Net income (loss)	15,286	6,995	19,324	15,387	56,992
Noncontrolling interests	(215)	(136)	(233)	(215)	(799)
Net income (loss) attributable to A. Schulman, Inc.	$15,071	$6,859	$19,091	$15,172	$56,193

Basic earnings per share attributable to A. Schulman, Inc.(j)
Income (loss) from continuing operations	$0.43	$0.23	$0.66	$0.51	$1.82
Income (loss) from discontinued operations	0.09	0.01	—	0.01	0.11
Net income attributable to A. Schulman, Inc.	$0.52	$0.24	$0.66	$0.52	$1.93

Diluted earnings per share attributable to A. Schulman, Inc.(j)
Income (loss) from continuing operations	$0.43	$0.22	$0.65	$0.51	$1.80
Income (loss) from discontinued operations	0.09	0.01	—	0.01	0.11
Net income attributable to A. Schulman, Inc.	$0.52	$0.23	$0.65	$0.52	$1.91

Certain items included in income from continuing operations, net of tax are as follows:
Asset write-downs(j)	$107	$70	$—	$—	$177
Costs related to acquisitions(k)	546	1,822	872	2,635	5,875
Restructuring and related costs(l)	3,340	2,513	1,840	1,463	9,156
Inventory step-up(m)	319	782	—	323	1,424
Total	$4,312	$5,187	$2,712	$4,421	$16,632

(i)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(j)	Asset write-downs include charges primarily related to the write-down of the facility in Oyonnax, France.

(k)
Costs related to acquisitions include professional, legal and other expenses associated with the Perrite Group, Network Polymers, Inc., Prime Colorants and the Specialty Plastics acquisitions, along with other potential acquisitions.

(l)
Restructuring and related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs and charges related to the reorganization of the legal entity structure. Refer to Note 16 of this Form 10-K for further discussion.

(m)	Inventory step-up relates to the fiscal 2014 acquisitions noted above.

NOTE 21 — SUBSEQUENT EVENT

Fiscal 2016 Restructuring Plan

As part of the Company’s previously announced Citadel acquisition integration strategy and a careful evaluation of capacity utilization and manufacturing capabilities, on October 14, 2015 the Company approved plans to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. The Company also plans to relocate production of its engineered plastics products from its Akron, Ohio facility into other facilities in Evansville. Overall, the Company expects to reduce headcount by approximately 25 as a result of these actions.

Anticipated annual pretax savings are approximately $9.5 million, of which approximately $4.0 million is expected to be recognized in fiscal 2016 and the remainder will be recognized in fiscal years 2017 and 2018 as the Company completes the plan. The Company anticipates recognizing approximately $2.0 million to $3.0 million of pretax employee-related cash and other charges

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as well as approximately $5.0 million to $6.0 million of pretax machinery and equipment accelerated depreciation. Costs associated with the plan are expected to be recognized through December 2016 as the Company completes the facility consolidation activities. The Company anticipates spending an additional $4.0 million to $5.0 million on capital expenditures in fiscal years 2016 and 2017 in its remaining Evansville facilities to upgrade equipment and prepare the facility for the transition.

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
The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. During fiscal 2015, the Company acquired Compco Pty. Ltd. and Citadel. The scope of the Company's assessment of the effectiveness of internal control over financial reporting did not include these fiscal 2015 acquisitions. The total assets for Compco Pty. Ltd. and Citadel represent 0.4% and 41.2%, respectively, of the related consolidated financial statement amounts as of August 31, 2015. The total revenue for Compco Pty. Ltd. and Citadel represent 0.7% and 4.9% respectively, of the related consolidated financial statement amounts for the year ended August 31, 2015.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of August 31, 2015.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2015 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Compco Pty. Ltd. and Citadel, which were all acquired during fiscal year 2015. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of the acquisition.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company
The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 12, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal One — Election of Directors” in the Company’s definitive proxy statement relating to the 2015 Annual Meeting to be filed with the Commission (the “2015 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement.
Code of Conduct
The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2015 Proxy Statement.
Procedures for Recommending Directors Nominees
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in the Company’s 2015 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive proxy materials for the 2013 Annual Meeting of Stockholders held on December 12, 2013.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2015 Proxy Statement.
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2015 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the Company’s 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2015 Proxy Statement.
The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2015 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements:
(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	100
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits:

2.1
Stock Purchase Agreement, dated as of March 15, 2015, by and among A. Schulman, Inc., HGGC Citadel Plastics Holdings, Inc., Citadel Plastics Holdings, LLC (in its capacity as the representative of the holders of securities of the company), and certain other individual persons (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3 filed with the Commission on April 27, 2015 (Reg. No. 333-203670)).*

2.2
Agreement, dated June 3, 2014, by and among the Company and its wholly-owned subsidiary, A. Schulman Castellon, S.L.U., and Ferro Corporation and its wholly-owned subsidiary, Ferro Spain, S.A. (filed herewith)

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 7, 2015).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011).
4.1
Indenture, dated May 26, 2015, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 6.875% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2015).

4.2
First Supplemental Indenture, dated as of June 1, 2015, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2015).

4.3
Registration Rights Agreement, dated as of May 26, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2015).

4.4
Joinder to Registration Rights Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2015).

4.5
Specimen Certificate for 6.00% Cumulative Perpetual Convertible Special Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2015).

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

10.10*	Non-Employee Directors’ Compensation (filed herewith)
10.11*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).
10.12*
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated November 23, 2011 (Registration No. 333-178159)).

10.13
Joint Venture Agreement between A. Schulman, Inc. and National Petrochemical Industrial Company of Jeddah, Saudi Arabia dated June 9, 2012 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

10.14*
Form of 2013 Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.15*
Notice of 2013 Restricted Stock Unit Award for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.16*	Form of 2013 Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).
10.17*	Notice of 2013 Restricted Stock Award for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).
10.18*
Form of 2013 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013).

10.19
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

10.20*
Form of 2014 Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.21*
Form of Notice of 2014 Restricted Stock Unit Awards for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.22*	Form of 2014 Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).
10.23*	Form of Notice of 2014 Restricted Stock Award for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).
10.24*
Form of Notice of 2014 Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.25*	The Company's 2016 Bonus Plan (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 15, 2015).
10.26*	A. Schulman, Inc. 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.27*
Employment Agreement, by and between A. Schulman, Inc. and Bernard Rzepka, effective December 31, 2014 (incorporated by reference from Exhibit 10.2 to the Current Report on from 8-K filed with the Commission on December 15, 2014).

10.28*
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, effective December 31, 2014 (incorporated by reference from Exhibit 10.3 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.29*	Form of Executive Officer Change-in-Control Agreement (incorporated by reference from Exhibit 10.5 to the Current Report on form 8-K filed with the Commission on December 15, 2014).
10.30*
Form of 2015 Notice of Grant of Performance Units and Restricted Stock Units for Foreign Employees (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.31*	Form of 2015 Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).
10.32*
Form of 2015 Notice of Grant of Performance Shares and Restricted Stock for Employees (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.33*	Form of 2015 Award Agreement for Employees (incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).
10.34*
Form of 2015 Notice of Whole Share Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.35
Credit Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., A. Schulman S.a.r.l., and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, and the lenders named in the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2015).

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
See subparagraph (a)(2) above

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule F-1

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Other	Translation adjustment	Balance at close of period
	(In thousands)
Valuation allowance — deferred tax assets
Year Ended August 31, 2015	$21,716	$(2,759)	$—	$4,902	$—	$23,859
Year Ended August 31, 2014	$23,252	$(1,536)	$—	$—	$—	$21,716
Year Ended August 31, 2013	$50,478	$(27,226)	$—	$—	$—	$23,252

In connection with the acquisition of Citadel during the current year ended August 31, 2015, the Company reversed its valuation allowance in the amount of $12.3 million on most of its federal deferred tax assets. This reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition. This valuation allowance reversal was offset by increases in the valuation allowances relating to foreign and domestic state and local net operating losses, including $4.9 million primarily related to the Citadel opening balance sheet.

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

A. SCHULMAN, INC.
		By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski, Executive Vice President, Chief Financial Officer (Signing as the Principal Financial Officer of Registrant)
Date:	October 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bernard Rzepka	President and Chief Executive Officer (Director and Principal Executive Officer)	October 20, 2015
Bernard Rzepka

/s/ Joseph J. Levanduski	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	October 20, 2015
Joseph J. Levanduski

/s/ Kristopher R. Westbrooks	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	October 20, 2015
Kristopher R. Westbrooks

/s/ Joseph M. Gingo	Chairman	October 20, 2015
Joseph M. Gingo

/s/ Eugene R. Allspach*	Director	October 20, 2015
Eugene R. Allspach

/s/ Gregory T. Barmore*	Director	October 20, 2015
Gregory T. Barmore

/s/ David G. Birney*	Director	October 20, 2015
David G. Birney

/s/ Michael A. McManus, Jr.*	Director	October 20, 2015
Michael A. McManus, Jr.

/s/ Lee D. Meyer*	Director	October 20, 2015
Lee D. Meyer

/s/ James A. Mitarotonda*	Director	October 20, 2015
James A. Mitarotonda

/s/ Ernest J. Novak, Jr.*	Director	October 20, 2015
Ernest J. Novak, Jr.

/s/ Dr. Irvin D. Reid*	Director	October 20, 2015
Dr. Irvin D. Reid

*
The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Bernard Rzepka
Bernard Rzepka Attorney-in-Fact
October 20, 2015