Form 10-Q
period 2015-11-30
SCHULMAN A INC
filed 2016-01-11
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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
Number of shares of common stock, $1.00 par value, outstanding as of January 8, 2016– 29,297,942

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosure about Market Risk	28
Item 4	Controls and Procedures	28
PART II — OTHER INFORMATION
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6	Exhibits	30
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended November 30,
	2015	2014
	(In thousands, except per share data)
Net sales	$649,219	$615,053
Cost of sales	544,290	528,209
Selling, general and administrative expenses	77,237	60,547
Restructuring expense	1,546	5,219
Operating income	26,146	21,078
Interest expense	13,618	2,359
Foreign currency transaction (gains) losses	729	1,099
Other (income) expense, net	71	(254)
Income (loss) from continuing operations before taxes	11,728	17,874
Provision (benefit) for U.S. and foreign income taxes	4,251	4,486
Income (loss) from continuing operations	7,477	13,388
Income (loss) from discontinued operations, net of tax	20	(10)
Net income (loss)	7,497	13,378
Noncontrolling interests	(404)	(220)
Net income (loss) attributable to A. Schulman, Inc.	7,093	13,158
Convertible special stock dividends	1,875	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$5,218	$13,158

Weighted-average number of shares outstanding:
Basic	29,223	29,017
Diluted	29,462	29,468

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.18	$0.45
Income (loss) from discontinued operations	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.18	$0.45

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.18	$0.45
Income (loss) from discontinued operations	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.18	$0.45

Cash dividends per common share	$0.205	$0.205
Cash dividends per share of convertible special stock	$15.00	$—

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended November 30,
	2015	2014
	(In thousands)
Net income (loss)	$7,497	$13,378
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(10,776)	(25,615)
Defined benefit retirement plans, net of tax	1,015	336
Other comprehensive income (loss)	(9,761)	(25,279)
Comprehensive income (loss)	(2,264)	(11,901)
Less: comprehensive income (loss) attributable to noncontrolling interests	335	196
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(2,599)	$(12,097)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2015	August 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,562	$96,872
Accounts receivable, less allowance for doubtful accounts of $10,533 at November 30, 2015 and $10,777 at August 31, 2015	395,317	413,943
Inventories	313,616	317,328
Prepaid expenses and other current assets	68,483	60,205
Total current assets	872,978	888,348
Property, plant and equipment, at cost:
Land and improvements	31,883	31,674
Buildings and leasehold improvements	163,448	164,759
Machinery and equipment	418,652	427,183
Furniture and fixtures	33,733	34,393
Construction in progress	25,960	23,866
Gross property, plant and equipment	673,676	681,875
Accumulated depreciation	365,590	367,381
Net property, plant and equipment	308,086	314,494
Deferred charges and other noncurrent assets	88,490	90,749
Goodwill	623,551	623,583
Intangible assets, net	423,302	434,537
Total assets	$2,316,407	$2,351,711
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$299,219	$305,385
U.S. and foreign income taxes payable	3,885	4,205
Accrued payroll, taxes and related benefits	58,067	56,192
Other accrued liabilities	84,109	70,824
Short-term debt	22,433	20,710
Total current liabilities	467,713	457,316
Long-term debt	1,013,576	1,045,349
Pension plans	112,265	117,889
Deferred income taxes	117,186	115,537
Other long-term liabilities	22,281	22,885
Total liabilities	1,733,021	1,758,976
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,371 shares at November 30, 2015 and 48,369 shares at August 31, 2015	48,371	48,369
Additional paid-in capital	275,095	274,319
Accumulated other comprehensive income (loss)	(93,152)	(83,460)
Retained earnings	606,884	607,690
Treasury stock, at cost, 19,075 shares at November 30, 2015 and 19,077 shares at August 31, 2015	(383,085)	(383,121)
Total A. Schulman, Inc.’s stockholders’ equity	574,402	584,086
Noncontrolling interests	8,984	8,649
Total equity	583,386	592,735
Total liabilities and equity	$2,316,407	$2,351,711

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended November 30,
	2015	2014
	(In thousands)
Operating from continuing and discontinued operations:
Net income	$7,497	$13,378
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	12,013	8,963
Amortization	10,039	4,066
Deferred tax provision	1,306	633
Pension, postretirement benefits and other compensation	1,217	2,452
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,345	(4,731)
Inventories	(8,671)	(16,341)
Accounts payable	377	8,200
Income taxes	1,432	463
Accrued payroll and other accrued liabilities	18,614	2,846
Other assets and long-term liabilities	(11,144)	(9,670)
Net cash provided from (used in) operating activities	40,025	10,259
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(7,402)	(10,324)
Proceeds from the sale of assets	361	904
Business acquisitions, net of cash	—	(6,698)
Net cash provided from (used in) investing activities	(7,041)	(16,118)
Financing from continuing and discontinued operations:
Cash dividends paid to special stockholders	(1,875)	—
Cash dividends paid to common stockholders	(6,024)	(5,962)
Increase (decrease) in short-term debt	1,926	870
Borrowings on long-term debt	—	27,500
Repayments on long-term debt including current portion	(24,946)	(10,915)
Noncontrolling interests' contributions (distributions)	—	(1,750)
Issuances of stock, common and treasury	90	71
Purchases of treasury stock	—	(3,335)
Net cash provided from (used in) financing activities	(30,829)	6,479
Effect of exchange rate changes on cash	(3,465)	(4,004)
Net increase (decrease) in cash and cash equivalents	(1,310)	(3,384)
Cash and cash equivalents at beginning of period	96,872	135,493
Cash and cash equivalents at end of period	$95,562	$132,109

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
The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2016.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2016 presentation.

(2)	BUSINESS ACQUISITIONS
Citadel
On June 1, 2015, the Company acquired all of the issued and outstanding shares of privately held Citadel, a portfolio company of certain private equity firms, for $801.6 million. Citadel is a plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expands the Company's presence substantially, especially in the North America engineered plastics markets as well as balancing the global geographic footprint and gives A. Schulman a second growth platform with its added-value specialty engineered composites business. The business enhances the Company's existing portfolio and presents attractive expansion opportunities in other sectors such as aerospace, medical, LED lighting and oil & gas. Through this acquisition the Company's portfolio becomes more highly specialized, which enables the Company to better serve its global customer base with comprehensive solutions to address their needs such as light-weighting, material replacement, and high temperature strength.
The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the acquired accounts receivable, inventory, intangible assets, accrued liabilities and deferred taxes are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Citadel acquisition at the date of acquisition:

As of June 1, 2015
(In thousands)
Accounts receivable	$71,498
Inventories	41,771
Prepaid expenses and other current assets	15,320
Property, plant and equipment	78,113
Intangible assets	325,000
Other long-term assets	3,593
Total assets acquired	$535,295

Accounts payable	29,500
Accrued liabilities	19,608
Deferred income taxes, long-term	116,102
Other long-term liabilities	3,121
Total liabilities assumed	$168,331
Identifiable net assets acquired	$366,964
Goodwill	434,596
Net assets acquired	$801,560
The Company recorded acquired intangible assets of $325.0 million, with an estimated weighted-average useful life of 14.1 years. These intangible assets include customer related intangibles of $230.5 million, developed technology of $75.3 million, and trademarks and trade names of $19.2 million, with estimated weighted-average useful lives of 14.0 years, 16.3 years and 8.1 years, respectively. In addition, the estimated fair value of accounts receivable acquired was $71.5 million with the gross contractual amount being $72.1 million.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Citadel acquisition is primarily the result of anticipated synergies resulting from the consolidation and centralization of manufacturing and global purchasing activities, insurance savings, elimination of duplicate corporate administrative costs and the previously discussed market expansion. The Company allocated the goodwill to its USCAN engineered plastics and global engineered composites reporting units. Except for certain pre-acquisition tax-deductible goodwill, none of the goodwill associated with this transaction is deductible for income tax purposes.

A. Schulman's fiscal year ends on August 31 while Citadel's fiscal year ended on December 31. The pro forma information in the table below for the three months ended November 30, 2014 includes (1) A. Schulman’s three months ended November 30, 2014 and (2) Citadel’s three months ended December 31, 2014. The following pro forma information represents the consolidated results of the Company as if the Citadel acquisition occurred on September 1, 2013:

Three months ended November 30,
2014
Unaudited (In thousands, except per share data)
Net sales	$739,738
Net income available to A. Schulman, Inc. common stockholders	$7,906
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$0.27

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unaudited pro forma information has been adjusted with respect to certain aspects of the acquisition to reflect the following:

•
Citadel acquired The Composites Group (“TCG”) in November of 2014. For purposes of the pro forma information disclosed above, the TCG acquisition was included as if the acquisition date was on September 1, 2013.

•
Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Citadel assets acquired and liabilities assumed, including intangible assets, fixed assets and expense associated with the fair value step-up of inventory acquired.

•	Increased interest expense due to additional borrowings to fund the acquisition.

•	Adjustment of valuation allowances associated with US deferred tax assets.

•	Acquisition-related costs of $14.1 million, which were incurred during fiscal 2015, are reflected as if incurred during the three months ended November 30, 2013.

•	Costs associated with acquisition bridge financing of $18.8 million, which were incurred during fiscal 2015, are reflected as if incurred during the three months ended November 30, 2013.

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on September 1, 2013, nor are they indicative of the future operating results of the Company.

The following table summarizes the Company's other business acquisitions for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
Compco Pty. Ltd.	September 2, 2014	$6.7	APAC

The Company incurred $1.9 million and $1.1 million of acquisition and integration related costs, primarily included in selling, general and administrative expenses, during the three months ended November 30, 2015 and 2014, respectively.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN		LATAM	APAC	EC		Total
	(In thousands)
Balance as of August 31, 2015	$75,714	$285,791		$11,695	$901	$249,482		$623,583
Acquisitions	—	(31)	(1)	—	—	3,237	(1)	3,206
Translation	(3,128)	—		(107)	(3)	—		(3,238)
Balance as of November 30, 2015	$72,586	$285,760		$11,588	$898	$252,719		$623,551

(1) Activity relates to adjustments to preliminary purchase price allocation made in fiscal 2016, primarily due to inventory valuation adjustments.
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
The Company is not aware of any triggers which would require a goodwill impairment test as of November 30, 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with finite useful lives by major category:

	November 30, 2015			August 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$358,758	$(46,650)	$312,108	$360,193	$(40,447)	$319,746
Developed technology	94,885	(11,392)	83,493	93,518	(9,398)	84,120
Registered trademarks and tradenames	34,694	(6,993)	27,701	37,964	(7,293)	30,671
Total finite-lived intangible assets	$488,337	$(65,035)	$423,302	$491,675	$(57,138)	$434,537
Amortization expense of intangible assets was $9.3 million and $3.4 million for the three months ended November 30, 2015 and 2014, respectively.

(4)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	November 30, 2015	August 31, 2015
	(In thousands)
Notes payable and other, due within one year	$7,399	$5,584
Current portion of long-term debt	15,034	15,126
Short-term debt	$22,433	$20,710

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$—	$—
Term Loan A, LIBOR plus applicable spread, due June 2020	185,000	187,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	343,938	344,781
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	108,525	137,818
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	1,113	250
Long-term debt	$1,013,576	$1,045,349
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The Company is in compliance with its debt covenants as of November 30, 2015.
The Company paid €20.0 million on its Euro Term Loan B Facility debt during the three months ended November 30, 2015, in addition to normal required payments of $3.8 million on all term debt.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	November 30, 2015				August 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$2,733	$—	$2,733	$—	$1,818	$—	$1,818	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$3,957	$—	$3,957	$—	$1,576	$—	$1,576	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$367,969	$—	$367,969	$—	$374,299	$—	$374,299	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $207.9 million and $161.5 million as of November 30, 2015 and August 31, 2015, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2015 and August 31, 2015.
Long-term fixed-rate debt as of November 30, 2015 and August 31, 2015 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. The Level 2 fair value of the Company's fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of November 30, 2015 and August 31, 2015, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2016, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the period presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.
(6) INCOME TAXES
The effective tax rate for the three months ended November 30, 2015 and 2014 was 36.2% and 25.1%, respectively. The increase in the effective tax rate for the three months ended November 30, 2015 as compared with the same period last year was driven primarily by the prior year benefit of U.S. income with no tax due to valuation allowance and an increase in current year foreign income subject to U.S. tax, including income recognized due to the expiration of the “look-thru” provision of U.S. tax law, partially offset by fewer losses with no tax benefit.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to certain foreign income being

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

taxable in the U.S., including a portion due to the expiration of the “look-thru” provision of U.S. tax law, partially offset by our overall foreign rate being less than the U.S. statutory federal income tax rate.
Subsequent to the close of the quarter, the “look-thru” provision of U.S. tax law was extended. The additional tax recorded in the three months ended November 30, 2015, due to the expiration of this provision, will be reversed in the second quarter, reducing our annual effective rate.
As of November 30, 2015, the Company's gross unrecognized tax benefits totaled $2.0 million. If recognized, $1.4 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2015, the Company had $0.9 million of accrued interest and penalties on unrecognized tax benefits.
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
(7) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended November 30,
	2015	2014
	(In thousands)
Defined benefit pension plans:
Service cost	$1,294	$1,254
Interest cost	1,063	1,168
Expected return on plan assets	(504)	(471)
Actuarial loss (gain) and amortization of prior service cost (credit), net	724	786
Net periodic pension benefit cost	$2,577	$2,737

Other postretirement benefit plan:
Service cost	$1	$1
Interest cost	97	110
Actuarial loss (gain) and amortization of prior service cost (credit), net	(149)	(135)
Net periodic postretirement benefit cost (credit)	$(51)	$(24)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of September 1, 2015	$120,289	$48,369	$274,319	$(83,460)	$607,690	$(383,121)	$8,649	$592,735
Comprehensive income (loss)				(9,692)	7,093		335	(2,264)
Cash dividends paid on common stock, $0.205 per share					(6,024)			(6,024)
Cash dividends paid on convertible special stock, $15.00 per share					(1,875)			(1,875)
Issuance of treasury stock			22			36		58
Stock options exercised		2	30					32
Amortization of restricted stock			724					724
Balance as of November 30, 2015	$120,289	$48,371	$275,095	$(93,152)	$606,884	$(383,085)	$8,984	583,386
(9) CONVERTIBLE SPECIAL STOCK
On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. As of November 30, 2015 and August 31, 2015, the $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.

Since August 31, 2015, there have been no changes to the Convertible Special Stock in regards to the:

•ranking upon payment of dividends and distributions upon the Company’s liquidation, winding up or dissolution;
•cumulative 6.00% per annum dividend entitlements;
•voting rights;
•redemption rights;
•conversion rate, of which there have been no conversions as of November 30, 2015 and August 31, 2015; and
•optional conversion by the Company on or after May 1, 2020.
The Company paid $1.9 million of convertible special stock dividends in case during the first quarter of fiscal 2016 and currently intends to pay future dividends in cash.
If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder subsequently converts its shares of Convertible Special Stock, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations. There have been no fundamental changes as of November 30, 2015 or August 31, 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2015	$(49,562)	$(33,898)		$(83,460)
Other comprehensive income (loss) before reclassifications	(10,776)	—		(10,776)
Amounts reclassified to earnings	—	1,015	(2)	1,015
Net current period other comprehensive income (loss)	(10,776)	1,015		(9,761)
Less: comprehensive income (loss) attributable to noncontrolling interests	(69)	—		(69)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(10,707)	1,015		(9,692)
Balance as of November 30, 2015	$(60,269)	$(32,883)		$(93,152)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications	(25,615)	—		(25,615)
Amounts reclassified to earnings	—	336	(2)	336
Net current period other comprehensive income (loss)	(25,615)	336		(25,279)
Less: comprehensive income (loss) attributable to noncontrolling interests	(24)	—		(24)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(25,591)	336		(25,255)
Balance as of November 30, 2014	$(2,805)	$(39,141)		$(41,946)

(1) All amounts presented are net of tax. All tax amounts are related to pension and other retiree benefits.
(2) Amounts represent amortization of net actuarial loss and prior service costs and are reclassified from accumulated other comprehensive income into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 7 of this Form 10-Q for further details.
(11) SHARE-BASED INCENTIVE COMPENSATION PLANS
For a discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company did not grant any restricted stock awards during the three months ended November 30, 2015 and 2014.
The Company recorded share-based incentive compensation expense of $0.4 million and $1.3 million during the three months ended November 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
Dividends on convertible special stock that an issuer has paid or intends to pay are deducted from net income or added to the amount of a net loss in computing income available to common stockholders.
The difference between basic and diluted weighted-average shares results from the assumed exercise of outstanding stock options and vesting of restricted stock awards, calculated using the treasury stock method, and the inclusion of the convertible special stock dividends, calculated using the if-converted method.
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three months ended November 30, 2015, the accumulated dividend per share on conversion exceeds basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2015	2014
	(In thousands)
Weighted-average shares outstanding:
Basic	29,223	29,017
Incremental shares from equity awards	239	451
Incremental shares from convertible special stock	—	—
Diluted	29,462	29,468
Diluted weighted-average shares outstanding for the three months ended November 30, 2015, excludes 8,661 shares related to equity awards, as their inclusion would have been anti-dilutive. For the three months ended November 30, 2014, there were no anti-dilutive shares related to share-based compensation plans that were excluded from diluted weighted-average shares outstanding.
(13) SEGMENT INFORMATION
The Company considers its operating structure and the types of information subject to regular review by its President and Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), to identify reportable segments. The CODM makes decisions, assesses performance and allocates resources by the following current reportable segments: Europe, Middle East and Africa (“EMEA”), United States & Canada (“USCAN”), Latin America (“LATAM”), Asia Pacific (“APAC”), and Engineered Composites ("EC").
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended November 30,
	2015	2014
	(In thousands)
EMEA	$328,096	$371,191
USCAN	178,282	144,707
LATAM	45,203	46,181
APAC	45,692	52,974
EC	51,946	—
Total net sales to unaffiliated customers	$649,219	$615,053
Below the Company presents gross profit by segment:

	Three months ended November 30,
	2015	2014
	(In thousands)
EMEA	$47,684	$49,706
USCAN	30,294	24,629
LATAM	9,705	5,650
APAC	7,874	7,250
EC	13,208	—
Total segment gross profit	108,765	87,235
Inventory step-up	—	(341)
Accelerated depreciation and restructuring related costs	(1,877)	—
Costs related to acquisitions and integrations	(129)	(50)
Lucent costs	(1,830)	—
Total gross profit	$104,929	$86,844

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended November 30,
	2015	2014
	(In thousands)
EMEA	$20,153	$20,039
USCAN	12,163	11,393
LATAM	5,604	595
APAC	4,307	3,508
EC	4,102	—
Total segment operating income	46,329	35,535
Corporate	(8,488)	(7,484)
Costs related to acquisitions and integrations	(1,866)	(1,053)
Restructuring and related costs	(4,670)	(5,579)
Accelerated depreciation	(1,453)	—
Inventory step-up	—	(341)
Lucent costs (1)	(3,706)	—
Operating income	26,146	21,078
Interest expense	(13,618)	(2,359)
Foreign currency transaction gains (losses)	(729)	(1,099)
Other income (expense), net	(71)	254
Income from continuing operations before taxes	$11,728	$17,874

(1) Refer to Note 15 for additional discussion on this matter. Lucent costs of $3.7 million include additional product and manufacturing operational costs for reworking inventory, legal and investigative costs, and dedicated internal personnel costs that would have otherwise been focused on normal operations. Included in USCAN segment results are additional costs of $1.2 million required to produce products to meet customer specifications.
Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The three months ended November 30, 2014 includes a reclassification of revenue between product families to better reflect the way the businesses are managed. The consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2015		2014
	(In thousands, except for %'s)
Custom Performance Colors	$46,520	7%	$51,298	8%
Engineered Composites	51,946	8	—	—
Masterbatch Solutions	181,895	28	198,358	33
Engineered Plastics	234,218	36	194,968	32
Specialty Powders	67,422	11	82,357	13
Distribution Services	67,218	10	88,072	14
Total consolidated net sales	$649,219	100%	$615,053	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) RESTRUCTURING
Fiscal 2016 Restructuring Plan
USCAN Plan
In October 2015, as part of the Company’s previously announced Citadel acquisition integration strategy and a careful evaluation of capacity utilization and manufacturing capabilities, the Company approved plans to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. The Company also plans to relocate production of its engineered plastics products from its Akron, Ohio facility into other facilities in Evansville, while retaining masterbatch solutions production in Akron. Overall, the Company expects to reduce headcount by approximately 25 as a result of these actions. The Company recorded minimal pretax employee-related costs and $1.2 million of accelerated depreciation costs during the three months ended November 30, 2015. The Company anticipates recognizing approximately $2.0 million to $3.0 million of pretax employee-related cash and other charges as well as approximately $3.0 million to $4.0 million of pretax machinery and equipment accelerated depreciation through fiscal 2017. As of November 30, 2015, the Company has no balance accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
Fiscal 2015 Restructuring Plans
EMEA Plans
In August 2015, the Company approved plans to integrate the existing Paris, Montereau, and Beaucaire, France facilities into one new facility in St. Germain-Laval, France. As a result of this consolidation, the Company plans to reduce headcount in France by approximately 20 in fiscal 2016, partially offset by the addition of approximately 15 associates at the Company's new facility. The Company has recognized $0.4 million in pre-tax employee-related costs and accelerated depreciation costs of $0.2 million during the three months ended November 30, 2015. The Company expects to incur an additional $0.3 million in pretax employee-related costs and $0.3 million in accelerated depreciation throughout the remainder of fiscal 2016. As of November 30, 2015, the Company has a balance of $1.0 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
In May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company expects to reduce headcount by approximately 40 employees in Londerzeel, Belgium by the end of fiscal 2016. The Company recorded pretax employee-related costs and other charges of $0.5 million during the three months ended November 30, 2015, and expects to recognize minimal additional pre-tax employee-related costs through the remainder of fiscal 2016. As of November 30, 2015, the Company has a balance of $1.7 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	982	564	—	1,546
Fiscal 2016 payments	(1,141)	(633)	—	(1,774)
Translation	—	—	(300)	(300)
Accrual balance as of November 30, 2015	$5,627	$392	$(1,164)	$4,855

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2015	2014
	(In thousands)
EMEA	$1,211	$4,274
USCAN	234	762
LATAM	70	183
APAC	31	—
Total restructuring expense	$1,546	$5,219
(15) COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such legal actions, after reviewing all pending and threatened legal actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial position or cash flow of the Company. However, it is possible, that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such legal actions and its relationship to the future results of operations are not currently known.
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
Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products using recycled or reclaimed raw materials. The Company also discovered inaccuracies in materials and information provided by Lucent employees to Underwriter Laboratories with respect to such products.
The Company took immediate decisive actions following its initial discoveries, including implementing protocols designed so that future shipments of products meet customer standards and certification requirements, entering into discussions and exploring different certification standards with customers and other third parties. To date, the Company has notified all affected customers. The Company is working with customers and will deliver accurate certifications with respect to all products going forward. In addition, the Company has notified and is cooperating with Underwriter Laboratories to institute all necessary corrective action.
The Company also commenced an internal investigation into these matters. The Company’s internal investigation, which is ongoing, has revealed that the discrepancies and inaccuracies initially identified were due to longstanding practices at Lucent under its prior ownership pursuant to which Lucent falsified test results on documents provided to customers and other parties pertaining to the physical properties of Lucent products made with recycled or reclaimed raw materials.
To date, no customers, or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries.
The Company incurred a total of $4.9 million of costs related to this matter that negatively impacted the Company’s operating results for the first quarter of fiscal 2016, including product and manufacturing operational costs, dedicated internal personnel

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

costs, a reduction in inventory value, and additional legal and investigative costs. A break out of these expenses include additional product and manufacturing operational costs of approximately $1.0 million primarily for reworking existing inventory, $0.8 million to rework inventory produced or acquired since the acquisition, $0.5 million of dedicated internal personnel costs that would have otherwise been focused on normal operations during the three months ended November 30, 2015, legal and investigative costs related to the matter of $1.4 million, and $1.2 million of production costs associated with adding prime material and changing of production processes to ensure that finished product met customer specifications.
Additionally, the Company reduced the carrying value of Lucent related inventory on the opening balance sheet by $0.3 million which did not impact the Company’s operational results for the quarter ended November 30, 2015.
The Company continues with the internal investigation as to the scope of products, customers, and other parties affected.  As no customer or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries from the date we identified this issue in August through the date of filing, we are currently unable to conclude that litigation or claims losses related to these matters are probable or to estimate the potential range of loss, if any. The Company is currently unable to determine whether such issues will have any material adverse effect on our financial position, liquidity, or results of operations.
The Company has provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of November 30, 2015, approximately $31.0 million remained in such indemnity escrow.
As Lucent was effectively acquired by Citadel in December of 2013, the Company also submitted written claim notices pursuant to the Agreement and Plan of Merger, dated December 6, 2013, among The Matrixx Group, Incorporated, LPI Merger Sub, Inc., LPI Holding Company, River Associates Investments, LLC and certain stockholders of LPI Holding Company, pursuant to which Citadel initially acquired Lucent, and pursuant to the representations and warranties insurance policy issued in connection with that acquisition.
The Company is continuing to assess the scope of indemnifiable losses under these agreements and to evaluate all other possible claims and remedies which may be available to the Company and its subsidiaries in connection with this matter.
(16) ACCOUNTING PRONOUNCEMENTS
In November 2015, the Financial Accounting Standards Board (“the FASB”) issued new accounting guidance that requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.
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
No other new accounting pronouncements issued or with effective dates during fiscal 2016 had or are expected to have a material impact on the Company's consolidated financial statements.

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
Overview
Business Summary
A. Schulman, Inc. is an international supplier of high-performance plastic formulations, resins and services headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, leisure & home. The Chief Operating Decision Maker ("CODM") makes decisions, assesses performance and allocates resources by the following five reportable segments:

•	Europe, Middle East and Africa (“EMEA”),

•	United States & Canada (“USCAN”),

•	Latin America (“LATAM”),

•	Asia Pacific (“APAC”), and

•	Engineered Composites ("EC").
As of November 30, 2015, the Company has approximately 5,000 employees and 58 manufacturing facilities worldwide. Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services.
Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products using recycled or reclaimed raw materials. The Company also discovered inaccuracies in materials and information provided by Lucent employees to Underwriter Laboratories with respect to such products.
The Company took immediate decisive actions following its initial discoveries, including implementing protocols designed so that future shipments of products meet customer standards and certification requirements, entering into discussions and exploring different certification standards with customers and other third parties. To date, the Company has notified all affected customers. The Company is working with customers and will deliver accurate certifications with respect to all products going forward. In addition, the Company has notified and is cooperating with Underwriter Laboratories to institute all necessary corrective action.
The Company also commenced an internal investigation into these matters. The Company’s internal investigation, which is ongoing, has revealed that the discrepancies and inaccuracies initially identified were due to longstanding practices at Lucent under its prior ownership pursuant to which Lucent falsified test results on documents provided to customers and other parties pertaining to the physical properties of Lucent products made with recycled or reclaimed raw materials.

To date, no customers, or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries.
The Company incurred a total of $4.9 million of costs related to this matter that negatively impacted the Company’s operating results for the first quarter of fiscal 2016, including product and manufacturing operational costs, dedicated internal personnel costs, a reduction in inventory value, and additional legal and investigative costs. A break out of these expenses include additional product and manufacturing operational costs of approximately $1.0 million primarily for reworking existing inventory, $0.8 million to rework inventory produced or acquired since the acquisition, $0.5 million of dedicated internal personnel costs that would have otherwise been focused on normal operations during the three months ended November 30, 2015, legal and investigative costs related to the matter of $1.4 million, and $1.2 million of production costs associated with adding prime material and changing of production processes to ensure that finished product met customer specifications.
Additionally, the Company reduced the carrying value of Lucent related inventory on the opening balance sheet by $0.3 million which did not impact the Company’s operational results for the quarter ended November 30, 2015.
The Company continues with the internal investigation as to the scope of products, customers, and other parties affected.  As no customer or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries from the date we identified this issue in August through the date of filing, we are currently unable to conclude that litigation or claims losses related to these matters are probable or to estimate the potential range of loss, if any. The Company is currently unable to determine whether such issues will have any material adverse effect on our financial position, liquidity, or results of operations.
The Company has provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of November 30, 2015, approximately $31.0 million remained in such indemnity escrow.
As Lucent was effectively acquired by Citadel in December of 2013, the Company also submitted written claim notices pursuant to the Agreement and Plan of Merger, dated December 6, 2013, among The Matrixx Group, Incorporated, LPI Merger Sub, Inc., LPI Holding Company, River Associates Investments, LLC and certain stockholders of LPI Holding Company, pursuant to which Citadel initially acquired Lucent, and pursuant to the representations and warranties insurance policy issued in connection with that acquisition.
The Company is continuing to assess the scope of indemnifiable losses under these agreements and to evaluate all other possible claims and remedies which may be available to the Company and its subsidiaries in connection with this matter.
Fiscal Year 2016 Significant Events
The following represent significant events during fiscal year 2016:

1.
Restructuring Plan. In October 2015, the Company announced a plan to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. The Company also plans to relocate production of its engineered plastics products from its Akron, Ohio facility into other facilities in Evansville, Indiana while retaining masterbatch solutions production in Akron, Ohio. Overall, the Company expects to realize annual savings of approximately $9.5 million on completion of these activities.

2.
Global Expansion. The Company intends to expand its production and technological capabilities in China, Turkey and Saudi Arabia through continued progress in production facility investments, as previously announced.

Results of Operations
Segment Information

	Three months ended November 30,
					Favorable (unfavorable)
EMEA	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	314,926	316,458	(1,532)	(0.5)%
Net sales	$328,096	$371,191	$(43,095)	(11.6)%	$(44,151)	0.3%
Segment gross profit	$47,684	$49,706	$(2,022)	(4.1)%	$(5,915)	7.8%
Segment gross profit percentage	14.5%	13.4%
Segment operating income	$20,153	$20,039	$114	0.6%	$(2,172)	11.4%
Price per pound	$1.042	$1.173	$(0.131)	(11.2)%	$(0.140)	0.8%
Segment operating income per pound	$0.064	$0.063	$0.001	1.6%	$(0.007)	12.7%
Three months ended November 30, 2015
EMEA net sales for the three months ended November 30, 2015 were $328.1 million compared with $371.2 million in the corresponding prior-year period. Excluding the unfavorable impact of foreign currency translation of $44.2 million, net sales increased slightly, primarily due to improved sales in the masterbatch solutions and engineered plastics product families.
EMEA gross profit was $47.7 million for the three months ended November 30, 2015. Excluding the negative impact of foreign currency translation of $5.9 million, gross profit increased by $3.9 million, or 7.8%, primarily due to improved product mix.
EMEA operating income for the three months ended November 30, 2015 was $20.2 million. Excluding the negative impact of foreign currency translation of $2.2 million, operating income increased by $2.3 million, or 11.4%. Operating income increased due to higher gross profit as noted above and lower selling, general and administrative ("SG&A") expense. SG&A expense decreased by $2.1 million primarily due to the favorable impact of foreign currency translation of $3.7 million, partially offset by incremental increases in variable incentive compensation and bad debt expense of $0.5 million and $0.4 million, respectively.

	Three months ended November 30,
					Favorable (unfavorable)
USCAN	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	198,445	152,964	45,481	29.7%
Net sales	$178,282	$144,707	$33,575	23.2%	$(500)	23.5%
Segment gross profit	$30,294	$24,629	$5,665	23.0%	$(93)	23.4%
Segment gross profit percentage	17.0%	17.0%
Segment operating income	$12,163	$11,393	$770	6.8%	$(92)	7.6%
Price per pound	$0.898	$0.946	$(0.048)	(5.1)%	$(0.003)	(4.8)%
Segment operating income per pound	$0.061	$0.074	$(0.013)	(17.6)%	$(0.001)	(16.2)%
Three months ended November 30, 2015
USCAN net sales for the three months ended November 30, 2015 were $178.3 million, an increase of $33.6 million or 23.2% compared with the prior-year period. During the first quarter of fiscal 2016, the incremental contribution from the Citadel acquisition was $59.1 million and 70.4 million pounds in net sales and volume, respectively. The incremental net sales were partially offset by lower organic volume, primarily in the masterbatch solutions and specialty powders product families, which both experienced a decline in tolling services due to customer destocking linked to lower oil prices.
USCAN gross profit was $30.3 million for the three months ended November 30, 2015, an increase of $5.7 million from the comparable period last year. The benefits of the Citadel acquisition and related integration were partially offset by lower organic volumes resulting in flat gross profit as a percentage of net sales year over year.
USCAN operating income for the three months ended November 30, 2015 was $12.2 million compared with $11.4 million in the same quarter of fiscal 2015. Operating income increased due to the above noted increase in gross profit, offset by incremental

SG&A expenses from the Citadel acquisition of $5.9 million, which included additional intangible asset amortization expense of $2.9 million.
Included in USCAN segment results are Lucent costs of $1.2 million required to produce products to meet customer specifications. Additional Lucent costs excluded from segment operating income of $3.7 million include additional product and manufacturing operational costs of $1.8 million for reworking inventory, $1.4 million for legal and investigative costs, and $0.5 million for dedicated internal personnel costs that would have otherwise been focused on normal operations.

	Three months ended November 30,
					Favorable (unfavorable)
LATAM	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	37,358	32,944	4,414	13.4%
Net sales	$45,203	$46,181	$(978)	(2.1)%	$(10,616)	20.9%
Segment gross profit	$9,705	$5,650	$4,055	71.8%	$(954)	88.7%
Segment gross profit percentage	21.5%	12.2%
Segment operating income	$5,604	$595	$5,009	841.8%	$253	799.3%
Price per pound	$1.210	$1.402	$(0.192)	(13.7)%	$(0.284)	6.6%
Segment operating income per pound	$0.150	$0.018	$0.132	733.3%	$0.007	694.4%
Three months ended November 30, 2015
LATAM net sales for the three months ended November 30, 2015 were $45.2 million, a decrease of $1.0 million or 2.1% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation of $10.6 million, net sales increased 20.9% primarily due to improved volume across all product families, primarily in masterbatch solutions, due to continued market expansion.
LATAM gross profit was $9.7 million for the three months ended November 30, 2015, an increase of $4.1 million from the comparable period last year. The benefits of improved product mix and operational improvements were partially offset by unfavorable foreign currency translation of $1.0 million.
LATAM operating income for the three months ended November 30, 2015 was $5.6 million compared with $0.6 million in the same quarter of fiscal 2015. Operating income increased due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to benefits of consolidation activities in prior periods and the favorable impact of foreign currency translation of $1.2 million.

	Three months ended November 30,
					Favorable (unfavorable)
APAC	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	43,043	42,230	813	1.9%
Net sales	$45,692	$52,974	$(7,282)	(13.7)%	$(6,684)	(1.1)%
Segment gross profit	$7,874	$7,250	$624	8.6%	$(621)	17.2%
Segment gross profit percentage	17.2%	13.7%
Segment operating income	$4,307	$3,508	$799	22.8%	$(217)	29.0%
Price per pound	$1.062	$1.254	$(0.192)	(15.3)%	$(0.155)	(3.0)%
Segment operating income per pound	$0.100	$0.083	$0.017	20.5%	$(0.005)	26.5%
Three months ended November 30, 2015
APAC net sales for the three months ended November 30, 2015 were $45.7 million, a decrease of $7.3 million or 13.7% compared with the same prior-year period. Excluding the negative foreign currency translation of $6.7 million, net sales decreased by 1.1% as a result of net price/mix changes.
APAC gross profit for the three months ended November 30, 2015 was $7.9 million, an increase of $0.6 million compared with the prior-year period. Gross profit benefited from improved product mix partially offset by negative foreign currency translation of $0.6 million.

APAC operating income for the three months ended November 30, 2015 was $4.3 million compared with $3.5 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit and decreased SG&A expenses primarily due to the favorable impact of foreign currency translation of $0.4 million.

Three months ended November 30,
EC	2015
(In thousands, except for %’s and per pound data)
Pounds sold	44,096
Net sales	$51,946
Segment gross profit	$13,208
Segment gross profit percentage	25.4%
Segment operating income	$4,102
Price per pound	$1.178
Segment operating income per pound	$0.093
EC net sales for the three months ended November 30, 2015 were $51.9 million, an increase of $12.6 million over the prior-year comparable period. The prior-year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. The incremental contribution of Citadel's November 2014 acquisition of The Composites Group ("TCG") was $14.8 million and 5.4 million pounds in net sales and volume, respectively. An increase in organic volumes in the legacy EC business was offset by the decrease in oil and gas market sales and the impact of unfavorable currency translation.
EC gross profit for the three months ended November 30, 2015 was $13.2 million, an increase of $2.0 million over the prior year. Gross profit increased primarily due to the positive contribution of the TCG acquisition, partially offset by the unfavorable impact of foreign currency translation of $0.5 million.
EC operating income for the three months ended November 30, 2015 was $4.1 million, a decrease of $0.4 million over the prior year. The decrease in operating income was primarily due to increased SG&A expenses from the legacy EC business and the incremental SG&A expenses from the TCG acquisition of $1.5 million.

	Three months ended November 30,
					Favorable (unfavorable)
Consolidated	2015	2014	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	637,868	544,596	93,272	17.1%
Net sales	$649,219	$615,053	$34,166	5.6%	$(61,950)	15.6%
Operating income	$26,146	$21,078	$5,068	24.0%	$(2,102)	34.0%
Total operating income before certain items*	$37,841	$28,051	$9,790	34.9%	$(2,228)	42.8%
Price per pound	$1.018	$1.129	$(0.111)	(9.8)%	$(0.097)	(1.2)%
Total operating income per pound before certain items*	$0.059	$0.052	$0.007	13.5%	$(0.004)	21.2%
* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Three months ended November 30, 2015
Consolidated net sales for the three months ended November 30, 2015 were $649.2 million compared with $615.1 million for the three months ended November 30, 2014. Incremental net sales and volume in the first quarter of fiscal 2016 from the Company’s recent Citadel acquisition contributed $111.1 million and 114.5 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the three months ended November 30, 2015 by $62.0 million.
Operating income increased by $5.1 million for the three months ended November 30, 2015 compared with the same prior-year period. Total operating income before certain items for the three months ended November 30, 2015 was $37.8 million, an increase of $9.8 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $7.1 million and decreased legacy SG&A expense of $2.8 million as noted below, partially offset by the negative impact of foreign currency translation of $2.2 million.
The Company’s SG&A expenses, excluding certain items, increased by $12.2 million for the three months ended November 30, 2015 compared with the same period in the prior year. The increase was primarily attributable to the incremental SG&A expense of $15.0 million from the Citadel acquisition, partially offset by the favorable impact of foreign currency translation of $5.4 million. Items excluded from SG&A expenses consist of $6.3 million of expense related to acquisition and integration activities, restructuring and related costs, and Lucent costs for the three months ended November 30, 2015 and $1.4 million of expense related to acquisition and integration activities and restructuring and related costs for the three months ended November 30, 2014.
Additional consolidated results
Interest expense increased $11.3 million for the three months ended November 30, 2015 compared with the same period in the prior year as a result of higher outstanding debt related to the financing of the Citadel acquisition.
The Company experienced foreign currency transaction losses of $0.7 million for the three months ended November 30, 2015. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2015 and August 31, 2015.
Noncontrolling interests represent a 37% equity position of Alta Plastica S.A. in an Argentinean venture and a 35% equity position of P.T. Prima Polycon Indah in an Indonesian joint venture.
Net income available to the Company’s common stockholders was $5.2 million and $13.2 million for the three months ended November 30, 2015 and 2014, respectively. Foreign currency translation negatively impacted net income by $0.1 million for the three months ended November 30, 2015.
Product Families
Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The three months ended November 30, 2014 include a reclassification of revenue between product families to better reflect the way the businesses are managed. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2015		2014
	(In thousands, except for %'s)
Custom Performance Colors	$46,520	7%	$51,298	8%
Engineered Composites	51,946	8	—	—
Masterbatch Solutions	181,895	28	198,358	33
Engineered Plastics	234,218	36	194,968	32
Specialty Powders	67,422	11	82,357	13
Distribution Services	67,218	10	88,072	14
Total consolidated net sales	$649,219	100%	$615,053	100%

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

	Three months ended November 30,
	2015	2014
EMEA	88%	92%
USCAN	67%	67%
LATAM	78%	72%
APAC	65%	65%
EC	55%	—%
Worldwide	73%	78%
Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	982	564	—	1,546
Fiscal 2016 payments	(1,141)	(633)	—	(1,774)
Translation	—	—	(300)	(300)
Accrual balance as of November 30, 2015	$5,627	$392	$(1,164)	$4,855
For discussion of the Company's fiscal 2016 restructuring plans, refer to Note 14 in this Form 10-Q.
Income Tax
The effective tax rate for the three months ended November 30, 2015 and 2014 was 36.2% and 25.1%, respectively. The increase in the effective tax rate for the three months ended November 30, 2015 as compared with the same period last year was driven primarily by the prior year benefit of U.S. income with no tax due to valuation allowance and an increase in current year foreign income subject to U.S. tax, including income recognized due to the expiration of the “look-thru” provision of U.S. tax law, partially offset by fewer losses with no tax benefit.
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

As of June 1, 2015, the annual goodwill impairment test date for fiscal 2015, goodwill exists in five of the Company's reporting units in EMEA (masterbatch solutions, engineered plastics, specialty powders, custom performance colors and distribution services), four reporting units in USCAN (masterbatch solutions, custom performance colors, engineered plastics and specialty powders), three reporting units in LATAM (masterbatch solutions, custom performance colors, and specialty powders), and two reporting units in APAC (custom performance colors and engineered plastics). Based on this analysis, management concluded that as of June 1, 2015, there were no indicators of impairment to goodwill.
Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2015, the fair values of the EMEA specialty powders and USCAN custom performance colors reporting units exceeded their carrying values by 7.6% and 14.3%, respectively. As of November 30, 2015, the EMEA specialty powders reporting unit had goodwill of $17.2 million while goodwill in the USCAN custom performance colors reporting unit was $17.2 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the EMEA and USCAN regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
As of November 30, 2015, the Company concluded there were no triggering events which would have required a goodwill impairment test. See Note 3 to the consolidated financial statements within this Form 10-Q for further discussion on goodwill.
Liquidity and Capital Resources
Net cash provided from operations was $40.0 million and $10.3 million for the three months ended November 30, 2015 and 2014, respectively. This increase is due to improved operational performance and working capital management. The Company’s cash and cash equivalents decreased $1.3 million from August 31, 2015. This decrease was driven primarily by net debt repayments of $23.0 million, capital expenditures of $7.4 million, dividend payments of $7.9 million, and foreign currency translation of $3.5 million, mostly offset by cash generated from operations of $40.0 million.
The Company’s approximate working capital days are summarized as follows:

	November 30, 2015	August 31, 2015	November 30, 2014
Days in receivables	55	55	55
Days in inventory	54	53	52
Days in payables	45	44	49
Total working capital days	64	64	58
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	November 30, 2015	August 31, 2015	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$95,562	$96,872	$(1,310)	(1.4)%
Working capital, excluding cash	$309,703	$334,160	$(24,457)	(7.3)%
Long-term debt	$1,013,576	$1,045,349	$(31,773)	(3.0)%
Total debt	$1,036,009	$1,066,059	$(30,050)	(2.8)%
Net debt*	$940,447	$969,187	$(28,740)	(3.0)%
Total A. Schulman, Inc. stockholders’ equity	$574,402	$584,086	$(9,684)	(1.7)%
* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of November 30, 2015 and August 31, 2015, the Company held 88% and 96% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. In addition, excess cash in the U.S. is generally used to repay outstanding debt.
Working capital, excluding cash, was $309.7 million as of November 30, 2015, a decrease of $24.5 million from August 31, 2015. The primary reasons for the decrease in working capital from August 31, 2015 include a decrease of $18.6 million in accounts receivable and an increase in other accrued liabilities of $13.3 million, partially offset by an increase in prepaid expenses and other current assets of $8.3 million.
Capital expenditures for the three months ended November 30, 2015 were $7.4 million compared with $10.3 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	November 30, 2015	August 31, 2015
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	36,014	34,921
Total capacity from credit lines	$336,014	$334,921
Availability:
Revolving Facility	$299,047	$298,574
Foreign short-term lines of credit	25,832	25,999
Total available funds from credit lines	$324,879	$324,573
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $7.1 million and $8.9 million as of November 30, 2015 and August 31, 2015, respectively, and issued letters of credit of $4.0 million and $1.4 million as of November 30, 2015 and August 31, 2015, respectively.
The Company was in a net debt position of $940.4 million and $969.2 million as of November 30, 2015 and August 31, 2015, respectively. The decrease of $28.7 million was primarily a result of normal contractual payments plus a €20.0 million early payment of Euro Term Loan B debt.
During the three months ended November 30, 2015, the Company declared and paid quarterly cash dividends of $0.205 per share to common stockholders and $15.00 per share to special stockholders. The total amount of these dividends was $6.0 million and $1.9 million, respectively.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company repurchased no common stock during fiscal 2016. The Company repurchased 109,422 shares of common stock in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of November 30, 2015, shares valued at $51.7 million remain authorized for repurchase.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. Accumulated other comprehensive income decreased by $9.7 million during the three months ended November 30, 2015 primarily due to the strengthening of the U.S. dollar against various foreign currencies, most significantly the Euro which declined by 5.7% from 1.122 U.S. dollars to 1 Euro as of August 31, 2015 to 1.058 as of November 30, 2015.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, reduce outstanding debt, pursue acquisitions, and repurchase shares.

Contractual Obligations
As of November 30, 2015, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company’s outstanding commercial commitments as of November 30, 2015 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2015.
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

•
uncertainties and unanticipated developments regarding contingencies, such as pending and future litigation and other claims, including developments that would require increases in our costs and/or reserves for such contingencies;

•	the performance of the global automotive market as well as other markets served;

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products;

•	operating problems with our information systems as a result of system security failures such as viruses, cyber-attacks or other causes;

•	our current debt position could adversely affect our financial health and prevent us from fulfilling our financial obligations;

•
integration of acquisitions, including most recently Citadel, with our existing business, including the risk that the integration will be more costly or more time consuming and complex or simply less effective than anticipated;

•	our ability to achieve the anticipated synergies, cost savings and other benefits from the Citadel acquisition;

•	substantial time devoted by management to the integration of the Citadel acquisition; and

•
failure of counterparties to perform under the terms and conditions of contractual arrangements, including suppliers, customers, buyers and sellers of a business and other third parties with which the Company contracts.

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
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. Exposures to market risks have not changed materially since August 31, 2015.
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
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, the Company included a detailed discussion of its risk factors. There are no material changes from the risk factors previously disclosed.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of common stock during the first quarter of fiscal 2016, as the Board indefinitely suspended the 10b5-1 plan during the fourth quarter of fiscal 2015. Shares valued at $51.7 million remain authorized for repurchase as of November 30, 2015. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (for purposes of Commission reporting compliance only). (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on July 7, 2015).

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

10.1 *	The Company's fiscal year 2016 Bonus Plan (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 15, 2015).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	January 11, 2016