Form 10-Q
period 2016-02-29
SCHULMAN A INC
filed 2016-04-05
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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
Number of shares of common stock, $1.00 par value, outstanding as of April 1, 2016– 29,429,382

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
	SIGNATURES

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands, except per share data)
Net sales	$591,761	$542,295	$1,240,980	$1,157,348
Cost of sales	501,937	464,221	1,046,227	992,430
Selling, general and administrative expenses	71,604	70,093	148,841	130,640
Restructuring expense	2,214	2,662	3,760	7,881
Operating income	16,006	5,319	42,152	26,397
Interest expense	13,790	2,311	27,408	4,670
Foreign currency transaction (gains) losses	950	1,141	1,679	2,240
Other (income) expense, net	(88)	(311)	(17)	(565)
Gain on early extinguishment of debt	—	(1,290)	—	(1,290)
Income (loss) from continuing operations before taxes	1,354	3,468	13,082	21,342
Provision (benefit) for U.S. and foreign income taxes	(487)	3,971	3,764	8,457
Income (loss) from continuing operations	1,841	(503)	9,318	12,885
Income (loss) from discontinued operations, net of tax	181	(58)	201	(68)
Net income (loss)	2,022	(561)	9,519	12,817
Noncontrolling interests	(430)	(327)	(834)	(547)
Net income (loss) attributable to A. Schulman, Inc.	1,592	(888)	8,685	12,270
Convertible special stock dividends	1,875	—	3,750	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$(283)	$(888)	$4,935	$12,270

Weighted-average number of shares outstanding:
Basic	29,292	29,138	29,257	29,078
Diluted	29,292	29,138	29,455	29,538

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(0.02)	$(0.03)	$0.16	$0.42
Income (loss) from discontinued operations	0.01	—	0.01	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$(0.01)	$(0.03)	$0.17	$0.42

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(0.02)	$(0.03)	$0.16	$0.42
Income (loss) from discontinued operations	0.01	—	0.01	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$(0.01)	$(0.03)	$0.17	$0.42

Cash dividends per common share	$0.205	$0.205	$0.410	$0.410
Cash dividends per share of convertible special stock	$15.00	$—	$30.00	$—

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
Net income (loss)	$2,022	$(561)	$9,519	$12,817
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(9,243)	(32,491)	(20,019)	(58,106)
Defined benefit retirement plans, net of tax	150	599	1,165	935
Other comprehensive income (loss)	(9,093)	(31,892)	(18,854)	(57,171)
Comprehensive income (loss)	(7,071)	(32,453)	(9,335)	(44,354)
Less: comprehensive income (loss) attributable to noncontrolling interests	(224)	290	111	486
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(6,847)	$(32,743)	$(9,446)	$(44,840)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2016	August 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$46,878	$96,872
Accounts receivable, less allowance for doubtful accounts of $11,052 at February 29, 2016 and $10,777 at August 31, 2015	390,372	413,943
Inventories	299,726	317,328
Prepaid expenses and other current assets	61,134	60,205
Total current assets	798,110	888,348
Property, plant and equipment, at cost:
Land and improvements	32,754	31,674
Buildings and leasehold improvements	171,463	164,759
Machinery and equipment	427,870	427,183
Furniture and fixtures	34,694	34,393
Construction in progress	24,718	23,866
Gross property, plant and equipment	691,499	681,875
Accumulated depreciation	379,157	367,381
Net property, plant and equipment	312,342	314,494
Deferred charges and other noncurrent assets	87,955	90,749
Goodwill	622,801	623,583
Intangible assets, net	413,862	434,537
Total assets	$2,235,070	$2,351,711
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$271,198	$305,385
U.S. and foreign income taxes payable	910	4,205
Accrued payroll, taxes and related benefits	42,770	56,192
Other accrued liabilities	76,019	70,824
Short-term debt	25,170	20,710
Total current liabilities	416,067	457,316
Long-term debt	999,013	1,045,349
Pension plans	114,638	117,889
Deferred income taxes	113,636	115,537
Other long-term liabilities	22,632	22,885
Total liabilities	1,665,986	1,758,976
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,503 shares at February 29, 2016 and 48,369 shares at August 31, 2015	48,503	48,369
Additional paid-in capital	275,588	274,319
Accumulated other comprehensive income (loss)	(101,591)	(83,460)
Retained earnings	600,582	607,690
Treasury stock, at cost, 19,073 shares at February 29, 2016 and 19,077 shares at August 31, 2015	(383,047)	(383,121)
Total A. Schulman, Inc.’s stockholders’ equity	560,324	584,086
Noncontrolling interests	8,760	8,649
Total equity	569,084	592,735
Total liabilities and equity	$2,235,070	$2,351,711

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 29, 2016	February 28, 2015
	(In thousands)
Operating from continuing and discontinued operations:
Net income	$9,519	$12,817
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	25,053	17,990
Amortization	20,032	8,271
Deferred tax provision (benefit)	(2,360)	(96)
Pension, postretirement benefits and other compensation	2,621	6,173
Restricted stock compensation - CEO transition costs, net of cash	—	4,789
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10,822	(4,197)
Inventories	4,772	3,838
Accounts payable	(30,846)	(38,126)
Income taxes	(1,491)	(1,210)
Accrued payroll and other accrued liabilities	(5,773)	(3,159)
Other assets and long-term liabilities	(1,712)	(6,003)
Net cash provided from (used in) operating activities	30,637	1,087
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(20,365)	(21,238)
Investment in equity investees	—	(12,456)
Proceeds from the sale of assets	843	1,366
Business acquisitions, net of cash	—	(6,698)
Net cash provided from (used in) investing activities	(19,522)	(39,026)
Financing from continuing and discontinued operations:
Cash dividends paid to special stockholders	(3,750)	—
Cash dividends paid to common stockholders	(12,043)	(12,006)
Increase (decrease) in short-term debt	4,275	(3,415)
Borrowings on long-term debt	45,655	122,330
Repayments on long-term debt including current portion	(91,350)	(91,381)
Noncontrolling interests' contributions (distributions)	—	(1,750)
Issuances of stock, common and treasury	148	132
Redemptions of common stock	(900)	(4,999)
Purchases of treasury stock	—	(3,335)
Net cash provided from (used in) financing activities	(57,965)	5,576
Effect of exchange rate changes on cash	(3,144)	(11,258)
Net increase (decrease) in cash and cash equivalents	(49,994)	(43,621)
Cash and cash equivalents at beginning of period	96,872	135,493
Cash and cash equivalents at end of period	$46,878	$91,872

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
The results of operations for the three and six months ended February 29, 2016 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2016.
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
Citadel
On June 1, 2015, the Company acquired all of the issued and outstanding shares of privately held Citadel, a portfolio company of certain private equity firms, for $801.6 million. Citadel is a plastics materials science business that produces engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expands the Company's presence, especially in the North America engineered plastics markets as well as balances the global geographic footprint and gives A. Schulman a second growth platform with its added-value specialty engineered composites business. The business enhances the Company's existing portfolio and presents expansion opportunities in other sectors such as aerospace, medical, LED lighting and oil & gas. Through this acquisition the Company's portfolio becomes more specialized, which enables the Company to better serve its global customer base with comprehensive solutions to address their needs such as light-weighting, material replacement, and high temperature strength.
The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the acquired inventory, intangible assets, accrued liabilities and deferred taxes are fully evaluated by the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Citadel acquisition at the date of acquisition:

As of June 1, 2015
(In thousands)
Accounts receivable	$71,767
Inventories	40,812
Prepaid expenses and other current assets	15,302
Property, plant and equipment	78,112
Intangible assets	325,000
Other long-term assets	3,606
Total assets acquired	$534,599

Accounts payable	28,854
Accrued liabilities	20,069
Deferred income taxes, long-term	116,102
Other long-term liabilities	3,121
Total liabilities assumed	$168,146
Identifiable net assets acquired	$366,453
Goodwill	435,107
Net assets acquired	$801,560
The Company recorded acquired intangible assets of $325.0 million, with an estimated weighted-average useful life of 14.1 years. These intangible assets include customer related intangibles of $230.5 million, developed technology of $75.3 million, and trademarks and trade names of $19.2 million, with estimated weighted-average useful lives of 14.0 years, 16.3 years and 8.1 years, respectively. In addition, the estimated fair value of accounts receivable acquired was $71.8 million with the gross contractual amount being $72.1 million.

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

A. Schulman's fiscal year ends on August 31 while Citadel's fiscal year ended on December 31. The pro forma information in the table below for the three and six months ended February 28, 2015 includes (1) A. Schulman’s three and six months ended February 28, 2015 and (2) Citadel’s three and six months ended March 30, 2015. The following pro forma information represents the consolidated results of the Company as if the Citadel acquisition occurred on September 1, 2013:

	Three months ended February 28, 2015	Six months ended February 28, 2015
	(In thousands, except per share data)
Net sales	$666,980	$1,406,718
Net income (loss) available to A. Schulman, Inc. common stockholders	$(6,978)	$928
Net income (loss) per share of common stock available to A. Schulman, Inc. - diluted	$(0.24)	$0.03

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

The Company incurred approximately $4.2 million and $6.1 million of acquisition and integration related costs, the majority of which are included in selling, general and administrative expenses, during the three and six months ended February 29, 2016, respectively, and $3.3 million and $4.4 million during the three and six months ended February 28, 2015, respectively.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2015	$75,714	$285,791	$11,695	$901	$249,482	$623,583
Acquisitions (1)	—	512	—	—	3,204	3,716
Translation	(4,313)	—	(183)	(2)	—	(4,498)
Balance as of February 29, 2016	$71,401	$286,303	$11,512	$899	$252,686	$622,801

(1) Activity relates to adjustments to preliminary purchase price allocation made in fiscal 2016, primarily due to inventory valuation adjustments.
The following table summarizes intangible assets with finite useful lives by major category:

	February 29, 2016			August 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$358,663	$(53,364)	$305,299	$360,193	$(40,447)	$319,746
Developed technology	95,093	(13,186)	81,907	93,518	(9,398)	84,120
Registered trademarks and tradenames	34,515	(7,859)	26,656	37,964	(7,293)	30,671
Total finite-lived intangible assets	$488,271	$(74,409)	$413,862	$491,675	$(57,138)	$434,537
Amortization expense of intangible assets was $9.3 million and $18.6 million for the three and six months ended February 29, 2016, respectively, and $3.3 million and $6.7 million for the three and six months ended February 28, 2015, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	February 29, 2016	August 31, 2015
	(In thousands)
Notes payable and other, due within one year	$10,091	$5,584
Current portion of long-term debt	15,079	15,126
Short-term debt	$25,170	$20,710

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$15,755	$—
Term Loan A, LIBOR plus applicable spread, due June 2020	182,500	187,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	343,094	344,781
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	78,727	137,818
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,937	250
Long-term debt	$999,013	$1,045,349
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The Company is in compliance with its debt covenants as of February 29, 2016.
The Company made prepayments of €50.0 million on its Euro Term Loan B debt during the six months ended February 29, 2016, in addition to normal required payments of $7.5 million on all term debt.
(5) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	February 29, 2016				August 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$802	$—	$802	$—	$1,818	$—	$1,818	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,349	$—	$1,349	$—	$1,576	$—	$1,576	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$355,781	$—	$355,781	$—	$374,299	$—	$374,299	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $110.0 million and $161.5 million as of February 29, 2016 and August 31, 2015, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 29, 2016 and August 31, 2015.
Long-term fixed-rate debt as of February 29, 2016 and August 31, 2015 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. The Level 2 fair value of the Company's fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of February 29, 2016 and August 31, 2015, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million.
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
(6) INCOME TAXES
The effective tax rate for the three and six months ended February 29, 2016 was (36.0)% and 28.8%, respectively, and 114.4% and 39.6% for the three and six months ended February 28, 2015, respectively. The decrease in the effective tax rate for the three and six months ended February 29, 2016 as compared with the same periods last year was driven primarily by prior year losses with no tax benefit due to valuation allowances and current year tax benefits related to the extension of certain expired tax provisions by the Protecting Americans from Tax Hikes (“PATH”) Act of 2015. The tax benefit for the three months ended February 29, 2016 related primarily to the extension of the "look-thru" provision of the U.S. tax law.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to our overall foreign rate being less than the U.S. statutory federal income tax rate and the extension of certain expired tax provisions by the PATH Act of 2015, partially offset by current year foreign losses with no benefit.
As of February 29, 2016, the Company's gross unrecognized tax benefits totaled $2.4 million. If recognized, $1.5 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 29, 2016, the Company had $1.1 million of accrued interest and penalties on unrecognized tax benefits.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
Defined benefit pension plans:
Service cost	$1,275	$1,169	$2,569	$2,423
Interest cost	1,041	1,095	2,104	2,263
Expected return on plan assets	(485)	(448)	(989)	(919)
Amortization of actuarial loss (gain) and prior service cost (credit), net	712	735	1,436	1,521
Net periodic pension benefit cost	$2,543	$2,551	$5,120	$5,288

Other postretirement benefit plan:
Service cost	$1	$1	$2	$2
Interest cost	97	110	194	220
Amortization of actuarial loss (gain) and prior service cost (credit), net	(149)	(136)	(298)	(271)
Net periodic postretirement benefit cost (credit)	$(51)	$(25)	$(102)	$(49)
(8) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2015	$120,289	$48,369	$274,319	$(83,460)	$607,690	$(383,121)	$8,649	$592,735
Comprehensive income (loss)				(18,131)	8,685		111	(9,335)
Cash dividends paid on common stock, $0.41 per share					(12,043)			(12,043)
Cash dividends paid on convertible special stock, $30.00 per share					(3,750)			(3,750)
Issuance of treasury stock			42			74		116
Stock options exercised		2	30					32
Restricted stock issued, net of forfeitures		173	(173)					—
Redemption of common stock to cover tax withholdings		(41)	(859)					(900)
Tax windfall (shortfall) related to share-based incentive compensation			(301)					(301)
Amortization of restricted stock			2,530					2,530
Balance as of February 29, 2016	$120,289	$48,503	$275,588	$(101,591)	$600,582	$(383,047)	$8,760	$569,084

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) CONVERTIBLE SPECIAL STOCK
On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. As of February 29, 2016 and August 31, 2015, the $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.

Since August 31, 2015, there have been no changes to the Convertible Special Stock in regards to the:

•ranking upon payment of dividends and distributions upon the Company’s liquidation, winding up or dissolution;
•cumulative 6.00% per annum dividend entitlements;
•voting rights;
•redemption rights;
•conversion rate, of which there have been no conversions as of February 29, 2016 and August 31, 2015; and
•optional conversion by the Company on or after May 1, 2020.
The Company paid $1.9 million and $3.8 million of convertible special stock dividends during the three and six months ended February 29, 2016, respectively, and currently intends to pay future dividends in cash.
If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder subsequently converts its shares of Convertible Special Stock, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations. There have been no fundamental changes as of February 29, 2016 or August 31, 2015.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2015	$(60,269)	$(32,883)		$(93,152)
Other comprehensive income (loss) before reclassifications	(9,243)	—		(9,243)
Amounts reclassified to earnings	—	150	(2)	150
Net current period other comprehensive income (loss)	(9,243)	150		(9,093)
Less: comprehensive income (loss) attributable to noncontrolling interests	(654)	—		(654)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(8,589)	150		(8,439)
Balance as of February 29, 2016	$(68,858)	$(32,733)		$(101,591)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2015	$(49,562)	$(33,898)		$(83,460)
Other comprehensive income (loss) before reclassifications	(20,019)	—		(20,019)
Amounts reclassified to earnings	—	1,165	(2)	1,165
Net current period other comprehensive income (loss)	(20,019)	1,165		(18,854)
Less: comprehensive income (loss) attributable to noncontrolling interests	(723)	—		(723)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(19,296)	1,165		(18,131)
Balance as of February 29, 2016	$(68,858)	$(32,733)		$(101,591)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2014	$(2,805)	$(39,141)		$(41,946)
Other comprehensive income (loss) before reclassifications	(32,491)	—		(32,491)
Amounts reclassified to earnings	—	599	(2)	599
Net current period other comprehensive income (loss)	(32,491)	599		(31,892)
Less: comprehensive income (loss) attributable to noncontrolling interests	(37)	—		(37)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(32,454)	599		(31,855)
Balance as of February 28, 2015	$(35,259)	$(38,542)		$(73,801)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications	(58,106)	—		(58,106)
Amounts reclassified to earnings	—	935	(2)	935
Net current period other comprehensive income (loss)	(58,106)	935		(57,171)
Less: comprehensive income (loss) attributable to noncontrolling interests	(61)	—		(61)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(58,045)	935		(57,110)
Balance as of February 28, 2015	$(35,259)	$(38,542)		$(73,801)

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) SHARE-BASED INCENTIVE COMPENSATION PLANS
During the second quarter of fiscal 2016, the Company granted 55,820 and 334,920 shares of time-based and performance-based restricted stock awards, respectively, with a weighted-average grant date fair value of $22.91 per share. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period. All other terms and conditions of the awards granted during the current year are consistent with the awards granted in the prior year. Additionally, the Company granted non-employee directors a total of 24,624 shares of unrestricted common stock.
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
Time-based and performance-based restricted stock awards (1)	$842	$2,369	$1,267	$3,676
Board of Directors unrestricted awards	564	630	564	630
CEO transition costs (2)	—	6,167	—	6,167
Total share-based incentive compensation	$1,406	$9,166	$1,831	$10,473
(1) The expense related to the performance based restricted stock awards for the three and six months ended February 29, 2016 reflects reduced attainment percentages.
(2) CEO transition costs represent a charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014.
Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of February 29, 2016 was $4.3 million. This cost is expected to be recognized over a weighted-average period of 2.0 years.
As of February 29, 2016, there were 917,395 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, 382,750 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 1,482,656 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three and six months ended February 29, 2016, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
Weighted-average shares outstanding:
Basic	29,292	29,138	29,257	29,078
Incremental shares from equity awards	—	—	198	460
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,292	29,138	29,455	29,538
Diluted weighted-average shares outstanding for the three and six months ended February 29, 2016 excludes 165,141 and 6,638 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive. For the three months ended February 28, 2015, there were 400,083 anti-dilutive shares related to equity awards that were excluded from diluted weighted-average shares outstanding.
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
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
EMEA	$290,330	$315,146	$618,426	$686,337
USCAN	170,817	133,434	349,099	278,141
LATAM	38,158	41,133	83,361	87,314
APAC	45,063	52,582	90,755	105,556
EC	47,393	—	99,339	—
Total net sales to unaffiliated customers	$591,761	$542,295	$1,240,980	$1,157,348

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below the Company presents gross profit by segment:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
EMEA	$38,953	$44,507	$86,637	$94,213
USCAN	27,241	19,745	57,535	44,374
LATAM	8,466	7,101	18,171	12,751
APAC	8,199	7,382	16,073	14,632
EC	10,987	—	24,195	—
Total segment gross profit	93,846	78,735	202,611	165,970
Inventory step-up	—	—	—	(341)
Accelerated depreciation and restructuring related costs	(2,504)	(596)	(4,381)	(596)
Costs related to acquisitions and integrations	(1,970)	(65)	(2,099)	(115)
Lucent costs (1)	452	—	(1,378)	—
Total gross profit	$89,824	$78,074	$194,753	$164,918
Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
EMEA	$15,612	$16,277	$35,765	$36,316
USCAN	10,427	5,925	22,590	17,317
LATAM	4,229	2,281	9,833	2,877
APAC	4,670	3,423	8,977	6,931
EC	1,450	—	5,552	—
Total segment operating income	36,388	27,906	82,717	63,441
Corporate	(7,684)	(9,006)	(16,172)	(16,490)
Costs related to acquisitions and integrations	(4,261)	(3,337)	(6,127)	(4,389)
Restructuring and related costs	(5,769)	(3,779)	(10,439)	(9,359)
Accelerated depreciation	(2,057)	(298)	(3,510)	(298)
Lucent costs (1)	(611)	—	(4,317)	—
Inventory step-up	—	—	—	(341)
CEO transition costs	—	(6,167)	—	(6,167)
Operating income	16,006	5,319	42,152	26,397
Interest expense	(13,790)	(2,311)	(27,408)	(4,670)
Foreign currency transaction gains (losses)	(950)	(1,141)	(1,679)	(2,240)
Other income (expense), net	88	311	17	565
Gain on early extinguishment of debt	—	1,290	—	1,290
Income from continuing operations before taxes	$1,354	$3,468	$13,082	$21,342

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Refer to Note 15 for additional discussion on this matter. Lucent costs in costs of sales include additional product and manufacturing operational costs for reworking inventory.  Additional Lucent costs in selling, general and administrative expenses include legal and investigative costs and dedicated internal personnel costs that would have otherwise been focused on normal operations.
Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The three and six months ended February 28, 2015 include a reclassification of revenue between product families to better reflect the way the businesses are managed. The consolidated net sales for these product families are as follows:

	Three months ended
	February 29, 2016		February 28, 2015
	(In thousands, except for %'s)
Custom Performance Colors	$43,843	7%	$45,865	8%
Engineered Composites	47,393	8	—	—
Masterbatch Solutions	164,618	28	175,470	33
Engineered Plastics	211,414	36	173,212	32
Specialty Powders	59,998	10	69,233	13
Distribution Services	64,495	11	78,515	14
Total consolidated net sales	$591,761	100%	$542,295	100%

	Six months ended
	February 29, 2016		February 28, 2015
	(In thousands, except for %'s)
Custom Performance Colors	$90,363	7%	$97,163	8%
Engineered Composites	99,339	8	—	—
Masterbatch Solutions	346,514	28	373,828	33
Engineered Plastics	445,631	36	368,180	32
Specialty Powders	127,419	10	151,590	13
Distribution Services	131,714	11	166,587	14
Total consolidated net sales	$1,240,980	100%	$1,157,348	100%
(14) RESTRUCTURING
Fiscal 2016 Restructuring Plan
USCAN Plan
In October 2015, as part of the Company’s previously announced Citadel acquisition integration strategy and a careful evaluation of capacity utilization and manufacturing capabilities, the Company approved plans to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. The Company also plans to relocate production of its engineered plastics products from its Akron, Ohio facility into other facilities in Evansville, while retaining masterbatch solutions production in Akron. Overall, the Company expects to reduce headcount by approximately 25 as a result of these actions. The Company recorded minimal pretax employee-related costs and $1.8 million and $3.0 million of accelerated depreciation costs during the three and six months ended February 29, 2016, respectively. The Company anticipates recognizing approximately $2.0 million to $3.0 million of additional pretax employee-related cash and other charges as well as approximately $2.0 million to $3.0 million of additional pretax machinery and equipment accelerated depreciation through fiscal 2017. As of February 29, 2016, the Company has a minimal balance accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EC Plan
In the second quarter of fiscal 2016, the Company approved plans to optimize the Engineered Composites segment administrative functions and reduced headcount by approximately 10 in the second and third quarters of fiscal 2016. The Company recorded $0.9 million of pretax employee-related restructuring expense during the three and six months ended February 29, 2016. As of February 29, 2016, the Company has a balance of $0.1 million accrued for the employee-related costs related to this plan. The Company expects additional charges of $0.7 million related to this plan to be recognized during the remainder of fiscal 2016. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
Fiscal 2015 Restructuring Plans
EMEA Plans
In August 2015, the Company approved plans to integrate the existing Paris, Montereau, and Beaucaire, France facilities into one new facility in St. Germain-Laval, France. As a result of this consolidation, the Company plans to reduce headcount in France by approximately 20 in fiscal 2016, partially offset by the addition of approximately 15 associates at the Company's new facility. The Company has recognized pre-tax employee-related costs and other charges of $0.6 million and $1.0 million and accelerated depreciation costs of $0.2 million and $0.5 million during the three and six months ended February 29, 2016, respectively. The Company expects to incur minimal pretax employee-related costs and accelerated depreciation throughout the remainder of fiscal 2016. As of February 29, 2016, the Company has a balance of $1.3 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
In May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company reduced headcount by approximately 40 employees in Londerzeel, Belgium during fiscal 2016 and added a similar amount of headcount in Poznan, Poland. The Company recorded minimal pretax employee-related costs and other charges during the three months ended February 29, 2016 and $0.5 million during the six months ended February 29, 2016 and expects to recognize minimal additional pre-tax employee-related costs through the remainder of fiscal 2016. As of February 29, 2016, the Company has a balance of $1.5 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	2,426	1,334	—	3,760
Fiscal 2016 payments	(3,295)	(1,466)	—	(4,761)
Translation	—	—	(154)	(154)
Accrual balance as of February 29, 2016	$4,917	$329	$(1,018)	$4,228

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(In thousands)
EMEA	$759	$1,345	$1,970	$5,619
USCAN	490	855	724	1,656
LATAM	94	462	164	606
APAC	—	—	31	—
EC	871	—	871	—
Total restructuring expense	$2,214	$2,662	$3,760	$7,881
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
Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products. The Company also discovered inaccuracies in materials and information provided by Lucent employees to Underwriter Laboratories with respect to such products.
The Company took immediate decisive actions following its initial discoveries, including implementing protocols designed so that future shipments of products meet customer specifications and customer certification requirements, entering into discussions and exploring different certification standards with customers and other third parties. The Company has notified and is working with affected customers to deliver accurate certifications with respect to products going forward. In addition, the Company has notified and is cooperating with Underwriter Laboratories to institute necessary corrective action.
The Company also commenced an internal investigation into these matters. The Company’s internal investigation, which is ongoing, has revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership pursuant to which Lucent falsified test results on documents provided to customers and other parties pertaining to the physical properties of certain Lucent products.
To date, no customers, or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries.
The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three and six months ended February 29, 2016:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended	Six months ended
	February 29, 2016
	(In thousands)
Inventory rework, remediation actions, and legal and investigative costs	$611	$4,317
Recurring additional costs to produce product to customer specifications	1,530	2,659
Total Lucent Matter costs	$2,141	$6,976
The Company continues with the internal investigation as to the scope of products, customers, and other parties affected. As no customer or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries from the date we identified this issue in August through the date of filing, we are currently unable to conclude that litigation or claims losses related to these matters are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
The Company has reviewed its legal position in connection with the purchase agreement of Citadel and intends to pursue its contractual rights to seek remedy. The Company has provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of February 29, 2016, approximately $31.0 million remained in such indemnity escrow.
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
(16) ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board (“the FASB”) issued new guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company is currently evaluating the effects this standard will have on its consolidated financial statements together with evaluating the adoption date.
In February 2016, the FASB issued new accounting guidance which requires companies to recognize a lease liability and right-of-use asset on the balance sheet for operating leases with a term greater than one year. The standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company regularly enters into operating leases which previously did not require recognition on the balance sheet. The Company is currently evaluating the effects this standard will have on its consolidated financial statements together with evaluating the adoption date.
In November 2015, the FASB issued new accounting guidance that requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements together with evaluating the adoption date.
In May 2014, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
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
As of February 29, 2016, the Company has approximately 5,000 employees and 58 manufacturing facilities worldwide. Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services.
Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products. The Company also discovered inaccuracies in materials and information provided by Lucent employees to Underwriter Laboratories with respect to such products.
The Company took immediate decisive actions following its initial discoveries, including implementing protocols designed so that future shipments of products meet customer specifications and customer certification requirements, entering into discussions and exploring different certification standards with customers and other third parties. The Company has notified and is working with affected customers to deliver accurate certifications with respect to products going forward. In addition, the Company has notified and is cooperating with Underwriter Laboratories to institute necessary corrective action.
The Company also commenced an internal investigation into these matters. The Company’s internal investigation, which is ongoing, has revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership pursuant to which Lucent falsified test results on documents provided to customers and other parties pertaining to the physical properties of certain Lucent products.

To date, no customers, or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries.
The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three and six months ended February 29, 2016:

	Three months ended	Six months ended
	February 29, 2016
	(In thousands)
Inventory rework, remediation actions, and legal and investigative costs	$611	$4,317
Recurring costs to produce product to customer specifications	1,530	2,659
Total Lucent Matter costs	$2,141	$6,976
The Company continues with the internal investigation as to the scope of products, customers, and other parties affected. As no customer or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries from the date we identified this issue in August through the date of filing, we are currently unable to conclude that litigation or claims losses related to these matters are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
The Company has reviewed its legal position in connection with the purchase agreement of Citadel and intends to pursue its contractual rights to seek remedy. The Company has provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of February 29, 2016, approximately $31.0 million remained in such indemnity escrow.
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
Fiscal Year 2016 Significant Events
The following represent significant events during fiscal year 2016:

1.	Restructuring Plans. In the second quarter of fiscal 2016, the Company approved plans to optimize the Engineered Composites segment administrative functions.
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
Overall, the Company expects to realize annual savings of approximately $11.0 million on completion of these activities.

2.
Global Expansion. The Company intends to expand its production and technological capabilities in China, Turkey and Saudi Arabia through continued progress in production facility investments, as previously announced.

Results of Operations
Segment Information

	Three months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	288,350	308,858	(20,508)	(6.6)%
Net sales	$290,330	$315,146	$(24,816)	(7.9)%	$(20,978)	(1.2)%
Segment gross profit	$38,953	$44,507	$(5,554)	(12.5)%	$(2,813)	(6.2)%
Segment gross profit percentage	13.4%	14.1%
Segment operating income	$15,612	$16,277	$(665)	(4.1)%	$(906)	1.5%
Price per pound	$1.007	$1.020	$(0.013)	(1.3)%	$(0.073)	5.9%
Segment operating income per pound	$0.054	$0.053	$0.001	1.9%	$(0.003)	7.5%
Three months ended February 29, 2016
EMEA net sales for the three months ended February 29, 2016 were $290.3 million, a decrease of $24.8 million compared to the prior year period. Excluding the unfavorable impact of foreign currency translation of $21.0 million, net sales decreased primarily due to lower volumes in the distribution services and specialty powders product families, as customer purchases decreased in anticipation of lower petroleum-based commodity prices. The volume decrease was partially offset by increased volume in engineered plastics and masterbatch solutions.
EMEA gross profit was $39.0 million for the three months ended February 29, 2016. Excluding the negative impact of foreign currency translation of $2.8 million, gross profit decreased by $2.7 million, or 6.2%, primarily due to lower volumes as noted above.
EMEA operating income for the three months ended February 29, 2016 was $15.6 million. Excluding the negative impact of foreign currency translation of $0.9 million, operating income increased by $0.3 million, or 1.5%. Operating income increased due to lower selling, general and administrative ("SG&A") expense, partially offset by lower gross profit as noted above. SG&A expense decreased by $4.9 million primarily due to the favorable impact of foreign currency translation of $1.9 million, decreased variable incentive compensation of $2.6 million and lower professional fees of $0.8 million.

	Six months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	603,276	625,316	(22,040)	(3.5)%
Net sales	$618,426	$686,337	$(67,911)	(9.9)%	$(65,129)	(0.4)%
Segment gross profit	$86,637	$94,213	$(7,576)	(8.0)%	$(8,727)	1.2%
Segment gross profit percentage	14.0%	13.7%
Segment operating income	$35,765	$36,316	$(551)	(1.5)%	$(3,078)	7.0%
Price per pound	$1.025	$1.098	$(0.073)	(6.6)%	$(0.108)	3.2%
Segment operating income per pound	$0.059	$0.058	$0.001	1.7%	$(0.005)	10.3%
Six months ended February 29, 2016
EMEA net sales for the six months ended February 29, 2016 were $618.4 million, a decrease of $67.9 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $65.1 million, net sales decreased slightly, primarily due to lower volumes in the distribution services and specialty powders product families, as customer purchases decreased in anticipation of lower petroleum-based commodity prices. The volume decrease was partially offset by increased volume in engineered plastics and masterbatch solutions.

EMEA gross profit was $86.6 million for the six months ended February 29, 2016. Excluding the negative impact of foreign currency translation of $8.7 million, gross profit increased by $1.2 million, or 1.2%, primarily due to improved product mix more than offsetting lower volumes.
EMEA operating income for the six months ended February 29, 2016 was $35.8 million. Excluding the negative impact of foreign currency translation of $3.1 million, operating income increased by $2.5 million, or 7.0%. Operating income increased due to higher gross profit as noted above and lower SG&A expense. SG&A expense decreased by $7.0 million primarily due to the favorable impact of foreign currency translation of $5.6 million and decreased variable compensation expense of $2.1 million.

	Three months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
USCAN			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	189,465	133,469	55,996	42.0%
Net sales	$170,817	$133,434	$37,383	28.0%	$(385)	28.3%
Segment gross profit	$27,241	$19,745	$7,496	38.0%	$(82)	38.4%
Segment gross profit percentage	15.9%	14.8%
Segment operating income	$10,427	$5,925	$4,502	76.0%	$(81)	77.4%
Price per pound	$0.902	$1.000	$(0.098)	(9.8)%	$(0.002)	(9.6)%
Segment operating income per pound	$0.055	$0.044	$0.011	25.0%	$—	25.0%
Three months ended February 29, 2016
USCAN net sales for the three months ended February 29, 2016 were $170.8 million, an increase of $37.4 million or 28.0% compared with the prior-year period. During the second quarter of fiscal 2016, the incremental contribution from the Citadel acquisition was $54.6 million and 66.1 million pounds in net sales and volume, respectively. While Citadel provided an incremental benefit during the period, the Citadel net sales and volume decreased 18% and 12%, respectively, when compared to the same prior-year period due to the previously disclosed Lucent quality matter and lower customer demand from the impact of the economic slowdown. The prior-year period discussion for Citadel is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015.
The incremental Citadel net sales were partially offset by lower legacy volume in the engineered plastics, specialty powders and masterbatch solutions product families, which experienced a decrease in customer demand due to the slowdown in certain sectors of the economy. Additionally, legacy volumes declined due to customer destocking related to lower oil prices. The price per pound decrease of 9.6% is primarily due to lower raw material prices and acquisition-related product mix.
USCAN gross profit was $27.2 million for the three months ended February 29, 2016, an increase of $7.5 million from the comparable period last year. The benefits of the Citadel acquisition and related integration were partially offset by lower organic volumes as noted above.
USCAN operating income for the three months ended February 29, 2016 was $10.4 million compared with $5.9 million in the same quarter of fiscal 2015. Operating income increased due to the higher gross profit as noted above, partially offset by incremental SG&A expenses from the Citadel acquisition of $4.5 million, which included additional intangible asset amortization expense of $2.9 million. Excluding the Citadel acquisition, SG&A expenses decreased by $1.5 million primarily due to decreased compensation expense related to prior restructuring activity and decreased variable incentive compensation expense of $1.1 million in the quarter.
Included in USCAN segment results for the three months ended February 29, 2016 are incremental Lucent costs of $1.5 million required to produce products to meet customer specifications. Additional Lucent costs excluded from segment operating income for the three months ended February 29, 2016 are $0.6 million primarily related to legal and investigative costs.

	Six months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
USCAN			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	387,910	286,433	101,477	35.4%
Net sales	$349,099	$278,141	$70,958	25.5%	$(885)	25.8%
Segment gross profit	$57,535	$44,374	$13,161	29.7%	$(174)	30.1%
Segment gross profit percentage	16.5%	16.0%
Segment operating income	$22,590	$17,317	$5,273	30.4%	$(173)	31.4%
Price per pound	$0.900	$0.971	$(0.071)	(7.3)%	$(0.002)	(7.1)%
Segment operating income per pound	$0.058	$0.060	$(0.002)	(3.3)%	$(0.001)	(1.7)%

Six months ended February 29, 2016
USCAN net sales for the six months ended February 29, 2016 were $349.1 million, an increase of $71.0 million or 25.5% compared with the prior-year period. During the six months ended February 29, 2016, the incremental contribution from the Citadel acquisition was $113.7 million and 136.5 million pounds in net sales and volume, respectively. While Citadel provided an incremental benefit during the period, the Citadel net sales and volume decreased 16% and 9%, respectively, when compared to the same prior-year period due to the previously disclosed Lucent quality matter and lower customer demand from the impact of the economic slowdown. The prior-year period discussion for Citadel is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015.
The incremental Citadel net sales were partially offset by lower legacy volume in the engineered plastics, specialty powders and masterbatch solutions product families, which experienced a decrease in customer demand due to the slowdown in certain sectors of the economy. Additionally, legacy volumes declined due to customer destocking related to lower oil prices. The price per pound decrease of 7.1% is primarily due to lower raw material prices and acquisition-related product mix.
USCAN gross profit was $57.5 million for the six months ended February 29, 2016, an increase of $13.2 million from the comparable period last year. The benefits of the Citadel acquisition and related integration were partially offset by lower organic volumes.
USCAN operating income for the six months ended February 29, 2016 was $22.6 million compared with $17.3 million in the same quarter of fiscal 2015. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from the Citadel acquisition of $10.4 million, which included additional intangible asset amortization expense of $5.8 million. Excluding the Citadel acquisition, SG&A expenses decreased by $2.5 million primarily due to $2.3 million of decreased compensation expense due to prior restructuring activity and decreased variable incentive compensation expense.
Included in USCAN segment results for the six months ended February 29, 2016 are incremental Lucent costs of $2.7 million required to produce products to meet customer specifications. Additional Lucent costs excluded from segment operating income of $4.3 million include additional product and manufacturing operational costs for reworking inventory, legal and investigative costs, and dedicated internal personnel costs that would have otherwise been focused on normal operations.

	Three months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	32,708	30,393	2,315	7.6%
Net sales	$38,158	$41,133	$(2,975)	(7.2)%	$(9,254)	15.3%
Segment gross profit	$8,466	$7,101	$1,365	19.2%	$(1,484)	40.1%
Segment gross profit percentage	22.2%	17.3%
Segment operating income	$4,229	$2,281	$1,948	85.4%	$(454)	105.3%
Price per pound	$1.167	$1.353	$(0.186)	(13.7)%	$(0.283)	7.2%
Segment operating income per pound	$0.129	$0.075	$0.054	72.0%	$(0.014)	90.7%

Three months ended February 29, 2016
LATAM net sales for the three months ended February 29, 2016 were $38.2 million, a decrease of $3.0 million or 7.2% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation of $9.3 million, net sales increased 15.3% primarily driven by strong volume growth in masterbatch solutions due to our successful strategic focus in the packaging and agricultural markets within the region.
LATAM gross profit was $8.5 million for the three months ended February 29, 2016, an increase of $1.4 million or 19.2% from the comparable period last year. Excluding the impact of unfavorable foreign currency translation of $1.5 million, gross profit increased 40.1% compared to the prior year period, primarily due to improved product mix and operational improvements.
LATAM operating income for the three months ended February 29, 2016 was $4.2 million compared with $2.3 million in the same quarter of fiscal 2015. Operating income increased due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to the favorable impact of foreign currency translation of $1.0 million.

	Six months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	70,066	63,337	6,729	10.6%
Net sales	$83,361	$87,314	$(3,953)	(4.5)%	$(19,870)	18.2%
Segment gross profit	$18,171	$12,751	$5,420	42.5%	$(2,438)	61.6%
Segment gross profit percentage	21.8%	14.6%
Segment operating income	$9,833	$2,877	$6,956	241.8%	$(200)	248.7%
Price per pound	$1.190	$1.379	$(0.189)	(13.7)%	$(0.283)	6.8%
Segment operating income per pound	$0.140	$0.045	$0.095	211.1%	$(0.003)	217.8%

Six months ended February 29, 2016
LATAM net sales for the six months ended February 29, 2016 were $83.4 million, a decrease of $4.0 million or 4.5% compared with the prior-year period. Excluding the unfavorable impact of foreign currency translation of $19.9 million, net sales increased 18.2% primarily driven by strong volume growth in masterbatch solutions due to our successful strategic focus in the packaging and agricultural markets within the region.
LATAM gross profit was $18.2 million for the six months ended February 29, 2016, an increase of $5.4 million or 42.5% from the comparable period last year. Excluding the impact of unfavorable foreign currency translation of $2.4 million, gross profit increased 61.6% compared to the prior year period, primarily due to improved product mix and operational improvements.
LATAM operating income for the six months ended February 29, 2016 was $9.8 million compared with $2.9 million in the same period of fiscal 2015. Operating income increased due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to the favorable impact of foreign currency translation of $2.2 million.

	Three months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	43,840	44,257	(417)	(0.9)%
Net sales	$45,063	$52,582	$(7,519)	(14.3)%	$(5,019)	(4.8)%
Segment gross profit	$8,199	$7,382	$817	11.1%	$(496)	17.8%
Segment gross profit percentage	18.2%	14.0%
Segment operating income	$4,670	$3,423	$1,247	36.4%	$(194)	42.1%
Price per pound	$1.028	$1.188	$(0.160)	(13.5)%	$(0.114)	(3.9)%
Segment operating income per pound	$0.107	$0.077	$0.030	39.0%	$(0.004)	44.2%

Three months ended February 29, 2016
APAC net sales for the three months ended February 29, 2016 were $45.1 million, a decrease of $7.5 million or 14.3% compared with the same prior-year period. Excluding the negative foreign currency translation of $5.0 million, net sales decreased by 4.8%. Increased volume in masterbatch solutions and customer performance colors was more than offset by reduced volume in specialty powders.
APAC gross profit for the three months ended February 29, 2016 was $8.2 million, an increase of $0.8 million compared with the prior-year period. Gross profit benefited from improved product mix partially offset by negative foreign currency translation of $0.5 million.
APAC operating income for the three months ended February 29, 2016 was $4.7 million compared with $3.4 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit and decreased SG&A expenses primarily due to the favorable impact of foreign currency translation of $0.3 million and decreased variable incentive compensation of $0.4 million.

	Six months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	86,883	86,487	396	0.5%
Net sales	$90,755	$105,556	$(14,801)	(4.9)%	$(11,703)	(2.9)%
Segment gross profit	$16,073	$14,632	$1,441	9.8%	$(1,117)	17.5%
Segment gross profit percentage	17.7%	13.9%
Segment operating income	$8,977	$6,931	$2,046	29.5%	$(411)	35.4%
Price per pound	$1.045	$1.220	$(0.175)	(14.3)%	$(0.134)	(3.4)%
Segment operating income per pound	$0.103	$0.080	$0.023	28.8%	$(0.005)	35.0%

Six months ended February 29, 2016
APAC net sales for the six months ended February 29, 2016 were $90.8 million, a decrease of $14.8 million or 4.9% compared with the same prior-year period. Excluding the negative foreign currency translation of $11.7 million, net sales decreased by 2.9%. Increased volume in masterbatch solutions, engineered plastics and customer performance colors was partially offset by reduced volume in specialty powders.
APAC gross profit for the six months ended February 29, 2016 was $16.1 million, an increase of $1.4 million compared with the prior-year period. Gross profit benefited from improved product mix partially offset by negative foreign currency translation of $1.1 million.
APAC operating income for the six months ended February 29, 2016 was $9.0 million compared with $6.9 million in the prior-year comparable period. The increase in operating income was primarily due to the aforementioned increase in gross profit and decreased SG&A expenses primarily due to the favorable impact of foreign currency translation of $0.7 million and decreased variable incentive compensation of $0.4 million.

Three months ended
EC	February 29, 2016
(In thousands, except for %’s and per pound data)
Pounds sold	40,825
Net sales	$47,393
Segment gross profit	$10,987
Segment gross profit percentage	23.2%
Segment operating income	$1,450
Price per pound	$1.161
Segment operating income per pound	$0.036

Three months ended February 29, 2016
EC net sales for the three months ended February 29, 2016 were $47.4 million, a decrease of $6.0 million over the prior-year comparable period. The prior-year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. An increase in organic volumes in the EC business was offset by the decrease in oil and gas market sales and the impact of unfavorable currency translation of $1.4 million.
EC gross profit for the three months ended February 29, 2016 was $11.0 million, a decrease of $3.2 million over the prior year. Gross profit decreased primarily due to the decreased sales as noted above and the unfavorable impact of foreign currency translation of $0.2 million.
EC operating income for the three months ended February 29, 2016 was $1.5 million, a decrease of $1.4 million over the prior year. The decrease in operating income was primarily due to lower gross profit as noted above, partially offset by decreased SG&A expenses of $1.8 million related to integration synergies, restructuring savings and decreased intangible amortization expense over the prior year comparable period.

Six months ended
EC	February 29, 2016
(In thousands, except for %’s and per pound data)
Pounds sold	84,921
Net sales	$99,339
Segment gross profit	$24,195
Segment gross profit percentage	24.4%
Segment operating income	$5,552
Price per pound	$1.170
Segment operating income per pound	$0.065
Six months ended February 29, 2016
EC net sales for the six months ended February 29, 2016 were $99.3 million, an increase of $6.6 million over the prior-year comparable period. The prior-year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. The incremental contribution of Citadel's November 2014 acquisition of The Composites Group ("TCG") was $14.8 million and 5.4 million pounds in net sales and volume, respectively. An increase in organic volumes in the legacy EC business was offset by the decrease in oil and gas market sales and the impact of unfavorable currency translation of $3.7 million.
EC gross profit for the six months ended February 29, 2016 was $24.2 million, a decrease of $1.3 million over the prior year. Gross profit decreased primarily due to the decreased sales as noted above and the unfavorable impact of foreign currency translation of $0.8 million.
EC operating income for the six months ended February 29, 2016 was $5.6 million, a decrease of $1.8 million over the prior year. The decrease in operating income was primarily due to decreased gross profit as noted above and an increase to SG&A expenses of $0.5 million for which the integration synergies and restructuring savings were more than offset by the incremental TCG SG&A expenses of $1.5 million.

	Three months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	595,188	516,977	78,211	15.1%
Net sales	$591,761	$542,295	$49,466	9.1%	$(35,636)	15.7%
Operating income	$16,006	$5,319	$10,687	200.9%	$(1,456)	228.3%
Total operating income before certain items*	$28,704	$18,900	$9,804	51.9%	$(1,635)	60.5%
Price per pound	$0.994	$1.049	$(0.055)	(5.2)%	$(0.060)	0.5%
Total operating income per pound before certain items*	$0.048	$0.037	$0.011	29.7%	$(0.003)	37.8%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Three months ended February 29, 2016
Consolidated net sales for the three months ended February 29, 2016 were $591.8 million compared with $542.3 million for the three months ended February 28, 2015. Incremental net sales and volume in the second quarter of fiscal 2016 from the Company’s recent Citadel acquisition contributed $102.0 million and 106.9 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the three months ended February 29, 2016 by $35.6 million. Historically, the Company’s second fiscal quarter typically represents the lowest revenue period of its fiscal year.
Operating income increased by $10.7 million for the three months ended February 29, 2016 compared with the same prior-year period. Total operating income before certain items for the three months ended February 29, 2016 was $28.7 million, an increase of $9.8 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $4.2 million and decreased legacy SG&A expense of $8.7 million as noted below, partially offset by the negative impact of foreign currency translation of $1.6 million.
The Company’s SG&A expenses, excluding certain items, increased by $5.3 million for the three months ended February 29, 2016 compared with the same prior year period. The increase was primarily attributable to the incremental SG&A expense of $14.0 million from the Citadel acquisition, partially offset by decreased variable incentive compensation of $6.3 million and the favorable impact of foreign currency translation of $3.2 million. Certain items excluded from SG&A expenses consist of $6.5 million of expense related to acquisition and integration activities, restructuring and related costs, and Lucent costs for the three months ended February 29, 2016 and $10.3 million of expense related to acquisition and integration activities, CEO transition costs, and restructuring and related costs for the three months ended February 28, 2015.

	Six months ended
	February 29, 2016	February 28, 2015			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,233,056	1,061,573	171,483	16.2%
Net sales	$1,240,980	$1,157,348	$83,632	7.2%	$(97,586)	15.7%
Operating income	$42,152	$26,397	$15,755	59.7%	$(3,558)	73.2%
Total operating income before certain items*	$66,545	$46,951	$19,594	41.7%	$(3,863)	50.0%
Price per pound	$1.006	$1.090	$(0.084)	(7.7)%	$(0.080)	(0.4)%
Total operating income per pound before certain items*	$0.054	$0.044	$0.010	22.7%	$(0.003)	29.5%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Six months ended February 29, 2016
Consolidated net sales for the six months ended February 29, 2016 were $1,241.0 million compared with $1,157.3 million for the six months ended February 28, 2015. Incremental net sales and volume in the six months of fiscal 2016 from the Company’s recent Citadel acquisition contributed $213.0 million and 221.4 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the six months ended February 29, 2016 by $97.6 million.
Operating income increased by $15.8 million for the six months ended February 29, 2016 compared with the same prior-year period. Total operating income before certain items for the six months ended February 29, 2016 was $66.5 million, an increase of $19.6 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $11.3 million and decreased legacy SG&A expense of $12.0 million as noted below, partially offset by the negative impact of foreign currency translation of $3.9 million.
The Company’s SG&A expenses, excluding certain items, increased by $17.0 million for the six months ended February 29, 2016 compared with the same prior year period. The increase was primarily attributable to the incremental SG&A expense of $29.0 million from the Citadel acquisition, partially offset by decreased variable incentive compensation of $6.2 million and the favorable impact of foreign currency translation of $8.6 million. Certain items excluded from SG&A expenses consist of $12.8 million of expense related to acquisition and integration activities, restructuring and related costs, and Lucent costs for the six months ended

February 29, 2016 and $11.6 million of expense related to acquisition and integration activities, CEO transition costs, and restructuring and related costs for the six months ended February 28, 2015.
Additional consolidated results
Interest expense increased $11.5 million and $22.7 million for the three and six months ended February 29, 2016, respectively, compared with the same period in the prior year as a result of higher outstanding debt related to the financing of the Citadel acquisition.
The Company experienced foreign currency transaction losses of $1.0 million and $1.7 million for the three and six months ended February 29, 2016, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of February 29, 2016 and August 31, 2015.
Net income (loss) available to the Company’s common stockholders was a loss of $0.3 million and income of $4.9 million for the three and six months ended February 29, 2016, respectively. Net income (loss) available to the Company’s common stockholders was a loss of $0.9 million and income of $12.3 million for the three and six months ended February 28, 2015, respectively. Foreign currency translation negatively impacted net income by $0.2 million and $0.3 million for the three and six months ended February 29, 2016.
Product Families
Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The three and six months ended February 28, 2015 include a reclassification of revenue between product families to better reflect the way the businesses are managed. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended
	February 29, 2016		February 28, 2015
	(In thousands, except for %'s)
Custom Performance Colors	$43,843	7%	$45,865	8%
Engineered Composites	47,393	8	—	—
Masterbatch Solutions	164,618	28	175,470	33
Engineered Plastics	211,414	36	173,212	32
Specialty Powders	59,998	10	69,233	13
Distribution Services	64,495	11	78,515	14
Total consolidated net sales	$591,761	100%	$542,295	100%

	Six months ended
	February 29, 2016		February 28, 2015
	(In thousands, except for %'s)
Custom Performance Colors	$90,363	7%	$97,163	8%
Engineered Composites	99,339	8	—	—
Masterbatch Solutions	346,514	28	373,828	33
Engineered Plastics	445,631	36	368,180	32
Specialty Powders	127,419	10	151,590	13
Distribution Services	131,714	11	166,587	14
Total consolidated net sales	$1,240,980	100%	$1,157,348	100%

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

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
EMEA (1)	71%	78%	79%	85%
USCAN	64%	60%	67%	64%
LATAM	66%	64%	72%	68%
APAC	64%	62%	65%	64%
EC	64%	—%	67%	—%
Worldwide	67%	69%	71%	73%
(1) EMEA capacity utilization during the second quarter of fiscal 2016 was impacted by planned temporary facility shut-downs to align production with demand.
Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	2,426	1,334	—	3,760
Fiscal 2016 payments	(3,295)	(1,466)	—	(4,761)
Translation	—	—	(154)	(154)
Accrual balance as of February 29, 2016	$4,917	$329	$(1,018)	$4,228
For discussion of the Company's fiscal 2016 restructuring plans, refer to Note 14 in this Form 10-Q.
Income Tax
The effective tax rate for the three and six months ended February 29, 2016 was (36.0)% and 28.8%, respectively, and 114.4% and 39.6% for the three and six months ended February 28, 2015, respectively. The decrease in the effective tax rate for the three and six months ended February 29, 2016 as compared with the same periods last year was driven primarily by prior year losses with no tax benefit due to valuation allowances and current year tax benefits related to the extension of certain expired tax provisions by the Protecting Americans from Tax Hikes (“PATH”) Act of 2015. The tax benefit for the three months ended February 29, 2016 related primarily to the extension of the "look-thru" provision of the U.S. tax law.
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
Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2015, the fair values of the EMEA specialty powders and USCAN custom performance colors reporting units exceeded their carrying values by 7.6% and 14.3%, respectively. As of February 29, 2016, the EMEA specialty powders reporting unit had goodwill of $15.9 million while goodwill in the USCAN custom performance colors reporting unit was $17.2 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the EMEA and USCAN regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
In addition, on June 1, 2015, the Company acquired all of the issued and outstanding shares of Citadel for $801.6 million. As of February 29, 2016, the goodwill balance associated with the Citadel acquisition was $435.1 million, of which $252.7 million was allocated to the global engineered composites reporting unit and $182.4 million was allocated to the USCAN engineered plastics reporting unit. See Note 2 and Note 3 to the consolidated financial statements within this Form 10-Q for further discussion.
In the second quarter of fiscal year 2016, the reporting units associated with the Citadel acquisition did not meet volume and revenue expectations, and the product mix had lower margins than planned. We are just now beginning our annual long-term budgeting and strategic planning process. We use the targets, resource allocations, and strategic decisions made in this process as the inputs for the associated cash flows based on the long-term financial forecast and valuations in our annual impairment test. Given recent performance, the global engineered composites and USCAN engineered plastics reporting units, in addition to the EMEA specialty powders and USCAN custom performance colors reporting units, are at an elevated risk of impairment. The Company will continue to monitor the short-term impact to determine if they are indicative of long-term trends.
Liquidity and Capital Resources
Net cash provided from operations was $30.6 million and $1.1 million for the six months ended February 29, 2016 and February 28, 2015, respectively. This increase is primarily due to positive operating cash flow from the Citadel acquisition. The Company’s cash and cash equivalents decreased $50.0 million from August 31, 2015. This decrease was driven primarily by net debt repayments of $41.4 million, capital expenditures of $20.4 million, dividend payments of $15.8 million, and the negative effect of foreign currency translation of $3.1 million, mostly offset by cash generated from operations of $30.6 million.
The Company’s approximate working capital days are summarized as follows:

	February 29, 2016	August 31, 2015	February 28, 2015
Days in receivables	59	55	59
Days in inventory	55	53	51
Days in payables	43	44	43
Total working capital days	71	64	67
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 29, 2016	August 31, 2015	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents	$46,878	$96,872	$(49,994)	(51.6)%
Working capital, excluding cash	$335,165	$334,160	$1,005	0.3%
Long-term debt	$999,013	$1,045,349	$(46,336)	(4.4)%
Total debt	$1,024,183	$1,066,059	$(41,876)	(3.9)%
Net debt*	$977,305	$969,187	$8,118	0.8%
Total A. Schulman, Inc. stockholders’ equity	$560,324	$584,086	$(23,762)	(4.1)%
* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of February 29, 2016 and August 31, 2015, the Company held 96% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's recently established global cash pooling system, which has resulted in a decrease in cash and cash equivalents needed on hand as of February 29, 2016 as compared to August 31, 2015. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt.
Working capital, excluding cash, was $335.2 million as of February 29, 2016, an increase of $1.0 million from August 31, 2015. The primary reasons for the increase in working capital from August 31, 2015 include a decrease in accounts payable of $34.2 million and a decrease of $13.4 million in accrued payroll, taxes and related benefits mostly offset by a decrease of $23.6 million in accounts receivable, a decrease of $17.6 million in inventory, and an increase of $5.2 million in other accrued liabilities.
Capital expenditures for the six months ended February 29, 2016 were $20.4 million compared with $21.2 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	February 29, 2016	August 31, 2015
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	37,684	34,921
Total capacity from credit lines	$337,684	$334,921
Availability:
Revolving Facility	$283,294	$298,574
Foreign short-term lines of credit	26,479	25,999
Total available funds from credit lines	$309,773	$324,573
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $24.9 million and $8.9 million as of February 29, 2016 and August 31, 2015, respectively, and issued letters of credit of $3.0 million and $1.4 million as of February 29, 2016 and August 31, 2015, respectively.
During the three and six months ended February 29, 2016, the Company declared and paid quarterly cash dividends of $0.205 and $0.41, respectively, per share to common stockholders. The total amount of these dividends was $6.0 million and $12.0 million, respectively. During the three and six months ended February 29, 2016, the Company declared and paid quarterly cash dividends of $15.00 and $30.00, respectively, per share to special stockholders. The total amount of these dividends was $1.9 million and $3.8 million, respectively.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company repurchased no common stock during fiscal 2016. The Company repurchased 109,422 shares of common stock in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of February 29, 2016, shares valued at $51.7 million remain authorized for repurchase.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. Accumulated other comprehensive income decreased by $18.1 million during the six months ended February 29, 2016 primarily due to the strengthening of the U.S. dollar against various foreign currencies, most significantly the Euro which declined by 2.9% from 1.122 U.S. dollars to 1 Euro as of August 31, 2015 to 1.089 as of February 29, 2016.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, reduce outstanding debt, pursue acquisitions, and repurchase shares.
Contractual Obligations
As of February 29, 2016, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company’s outstanding commercial commitments as of February 29, 2016 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 29, 2016.
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
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2016, as the Board indefinitely suspended the 10b5-1 plan during the fourth quarter of fiscal 2015. Shares valued at $51.7 million remain authorized for repurchase as of February 29, 2016. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

10.1 *	Form of 2016 Notice of Grant of Restricted Stock Units for Foreign Employees (filed herewith)

10.2 *	Form of 2016 Award Agreement for Foreign Employees (filed herewith)

10.3 *	Form of 2016 Notice of Grant of Restricted Stock and Restricted Stock Units for Employees (filed herewith)

10.4 *	Form of 2016 Award Agreement for Employees (filed herewith)

10.5 *	Form of 2016 Notice of Equity Grand and Award Agreement for Non-Employee Directors (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	April 5, 2016