Form 10-Q
period 2016-05-31
SCHULMAN A INC
filed 2016-06-28
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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
Number of shares of common stock, $1.00 par value, outstanding as of June 24, 2016– 29,429,382

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosure about Market Risk	35
Item 4	Controls and Procedures	36
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6	Exhibits	38
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net sales	$650,439	$560,858	$1,891,419	$1,718,206
Cost of sales	540,965	470,101	1,587,192	1,462,531
Selling, general and administrative expenses	73,641	64,842	222,482	195,482
Restructuring expense	4,245	2,649	8,005	10,530
Operating income	31,588	23,266	73,740	49,663
Interest expense	13,557	2,618	40,965	7,288
Bridge financing fees	—	18,750	—	18,750
Foreign currency transaction (gains) losses	392	857	2,071	3,097
Other (income) expense, net	(229)	(335)	(246)	(900)
Gain on early extinguishment of debt	—	—	—	(1,290)
Income (loss) from continuing operations before taxes	17,868	1,376	30,950	22,718
Provision (benefit) for U.S. and foreign income taxes	312	10,344	4,076	18,801
Income (loss) from continuing operations	17,556	(8,968)	26,874	3,917
Income (loss) from discontinued operations, net of tax	82	(18)	283	(86)
Net income (loss)	17,638	(8,986)	27,157	3,831
Noncontrolling interests	(241)	(343)	(1,075)	(890)
Net income (loss) attributable to A. Schulman, Inc.	17,397	(9,329)	26,082	2,941
Convertible special stock dividends	1,875	563	5,625	563
Net income (loss) available to A. Schulman, Inc. common stockholders	$15,522	$(9,892)	$20,457	$2,378

Weighted-average number of shares outstanding:
Basic	29,339	29,219	29,284	29,125
Diluted	29,474	29,219	29,459	29,547

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.53	$(0.34)	$0.69	$0.08
Income (loss) from discontinued operations	—	—	0.01	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.53	$(0.34)	$0.70	$0.08

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.53	$(0.34)	$0.68	$0.08
Income (loss) from discontinued operations	—	—	0.01	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.53	$(0.34)	$0.69	$0.08

Cash dividends per common share	$0.205	$0.205	$0.615	$0.615
Cash dividends per share of convertible special stock	$15.00	$—	$45.00	$—

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$17,638	$(8,986)	$27,157	$3,831
Other comprehensive income (loss):
Foreign currency translation gains (losses)	8,155	(7,786)	(11,864)	(65,892)
Defined benefit retirement plans, net of tax	421	429	1,586	1,364
Other comprehensive income (loss)	8,576	(7,357)	(10,278)	(64,528)
Comprehensive income (loss)	26,214	(16,343)	16,879	(60,697)
Less: comprehensive income (loss) attributable to noncontrolling interests	370	282	481	768
Comprehensive income (loss) attributable to A. Schulman, Inc.	$25,844	$(16,625)	$16,398	$(61,465)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2016	August 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,019	$96,872
Restricted cash	2,407	—
Accounts receivable, less allowance for doubtful accounts of $11,367 at May 31, 2016 and $10,777 at August 31, 2015	405,118	413,943
Inventories	289,656	317,328
Prepaid expenses and other current assets	72,767	60,205
Total current assets	816,967	888,348
Property, plant and equipment, at cost:
Land and improvements	33,160	31,674
Buildings and leasehold improvements	177,748	164,759
Machinery and equipment	440,631	427,183
Furniture and fixtures	34,537	34,393
Construction in progress	24,032	23,866
Gross property, plant and equipment	710,108	681,875
Accumulated depreciation	394,605	367,381
Net property, plant and equipment	315,503	314,494
Deferred charges and other noncurrent assets	89,652	90,749
Goodwill	620,649	623,583
Intangible assets, net	405,539	434,537
Total assets	$2,248,310	$2,351,711
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$296,308	$305,385
U.S. and foreign income taxes payable	—	4,205
Accrued payroll, taxes and related benefits	47,017	56,192
Other accrued liabilities	81,636	70,824
Short-term debt	24,515	20,710
Total current liabilities	449,476	457,316
Long-term debt	961,569	1,045,349
Pension plans	118,034	117,889
Deferred income taxes	109,428	115,537
Other long-term liabilities	22,525	22,885
Total liabilities	1,661,032	1,758,976
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,506 shares at May 31, 2016 and 48,369 shares at August 31, 2015	48,506	48,369
Additional paid-in capital	275,361	274,319
Accumulated other comprehensive income (loss)	(93,144)	(83,460)
Retained earnings	610,135	607,690
Treasury stock, at cost, 19,071 shares at May 31, 2016 and 19,077 shares at August 31, 2015	(382,999)	(383,121)
Total A. Schulman, Inc.’s stockholders’ equity	578,148	584,086
Noncontrolling interests	9,130	8,649
Total equity	587,278	592,735
Total liabilities and equity	$2,248,310	$2,351,711

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31,
	2016	2015
	(In thousands)
Operating from continuing and discontinued operations:
Net income	$27,157	$3,831
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	37,347	26,481
Amortization	30,163	11,899
Bridge financing fees	—	18,750
Deferred tax provision (benefit)	(2,395)	(1,143)
Pension, postretirement benefits and other compensation	3,161	8,318
Restricted stock compensation - CEO transition costs, net of cash	—	4,789
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,574	(13,610)
Inventories	19,900	(13,309)
Accounts payable	(8,145)	9,599
Income taxes	(9,955)	2,598
Accrued payroll and other accrued liabilities	2,583	4,776
Other assets and long-term liabilities	(6,718)	(6,698)
Net cash provided from (used in) operating activities	95,672	56,281
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(34,618)	(32,662)
Investment in equity investees	—	(12,456)
Proceeds from the sale of assets	1,184	1,411
Restricted cash	(2,407)	(3,509)
Business acquisitions, net of cash	—	(6,698)
Net cash provided from (used in) investing activities	(35,841)	(53,914)
Financing from continuing and discontinued operations:
Cash dividends paid to special stockholders	(5,625)	—
Cash dividends paid to common stockholders	(18,012)	(18,058)
Increase (decrease) in short-term debt	2,780	(12,995)
Borrowings on long-term debt	124,671	255,196
Repayments on long-term debt including current portion	(210,448)	(353,647)
Noncontrolling interests' contributions (distributions)	—	(1,750)
Issuances of convertible special stock, net	—	120,296
Issuances of stock, common and treasury	213	231
Redemptions of common stock	(1,077)	(4,999)
Purchases of treasury stock	—	(3,335)
Net cash provided from (used in) financing activities	(107,498)	(19,061)
Effect of exchange rate changes on cash	(2,186)	(11,756)
Net increase (decrease) in cash and cash equivalents	(49,853)	(28,450)
Cash and cash equivalents at beginning of period	96,872	135,493
Cash and cash equivalents at end of period	$47,019	$107,043

Non-cash Activity:
Senior Notes funding held in restricted cash	$—	$375,000
Unpaid debt issuance costs	$—	$11,116

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	GENERAL
The unaudited interim consolidated financial statements included for A. Schulman, Inc. (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The fiscal year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The results of operations for the three and nine months ended May 31, 2016 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2016.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
Restricted Cash
At May 31, 2016, restricted cash represents proceeds from tax return refunds for certain Citadel acquisition entities for periods prior to the Company's ownership. These proceeds are payable to the seller per the terms of the stock purchase agreement, and the liability is reflected on the consolidated balance sheet within other accrued liabilities as of May 31, 2016.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the estimated fair value of the assets acquired and liabilities assumed from the Citadel acquisition at the date of acquisition:

As of June 1, 2015
(In thousands)
Accounts receivable	$71,767
Inventories	40,942
Prepaid expenses and other current assets	14,556
Property, plant and equipment	78,112
Intangible assets	325,000
Other long-term assets	3,606
Total assets acquired	$533,983

Accounts payable	28,854
Accrued liabilities	19,853
Deferred income taxes, long-term	111,507
Other long-term liabilities	3,121
Total liabilities assumed	$163,335
Identifiable net assets acquired	$370,648
Goodwill	430,912
Net assets acquired	$801,560
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

A. Schulman's fiscal year ends on August 31 while Citadel's fiscal year ended on December 31. The pro forma information in the table below for the three and nine months ended May 31, 2015 includes (1) A. Schulman’s three and nine months ended May 31, 2015 and (2) Citadel’s three and nine months ended June 30, 2015. The following pro forma information represents the consolidated results of the Company as if the Citadel acquisition occurred on September 1, 2013:

	Three months ended May 31, 2015	Nine months ended May 31, 2015
	(In thousands, except per share data)
Net sales	$688,823	$2,095,541
Net income (loss) available to A. Schulman, Inc. common stockholders	$6,393	$2,504
Net income (loss) per share of common stock available to A. Schulman, Inc. - diluted	$0.22	$0.08

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

Total acquisition and integration related costs were $1.5 million and $7.6 million during the three and nine months ended May 31, 2016, respectively, and $3.6 million and $8.0 million during the three and nine months ended May 31, 2015, respectively. Acquisition and integration related costs are primarily included in selling, general and administrative expenses.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2015	$75,714	$285,791	$11,695	$901	$249,482	$623,583
Acquisitions (1)	—	(2,633)	—	—	2,154	(479)
Translation	(1,695)	—	14	17	(791)	(2,455)
Balance as of May 31, 2016	$74,019	$283,158	$11,709	$918	$250,845	$620,649

(1) Activity relates to adjustments to preliminary purchase price allocation made in fiscal 2016, primarily due to inventory and deferred tax adjustments.
The following table summarizes intangible assets with finite useful lives by major category:

	May 31, 2016			August 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$360,008	$(60,632)	$299,376	$360,193	$(40,447)	$319,746
Developed technology	95,114	(14,982)	80,132	93,518	(9,398)	84,120
Registered trademarks and tradenames	34,963	(8,932)	26,031	37,964	(7,293)	30,671
Total finite-lived intangible assets	$490,085	$(84,546)	$405,539	$491,675	$(57,138)	$434,537
Amortization expense of intangible assets was $9.3 million and $27.9 million for the three and nine months ended May 31, 2016, respectively, and $3.3 million and $10.0 million for the three and nine months ended May 31, 2015, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	May 31, 2016	August 31, 2015
	(In thousands)
Notes payable and other, due within one year	$9,398	$5,584
Current portion of long-term debt	15,117	15,126
Short-term debt	$24,515	$20,710

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$12,400	$—
Term Loan A, LIBOR plus applicable spread, due June 2020	180,000	187,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	342,250	344,781
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	47,987	137,818
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,932	250
Long-term debt	$961,569	$1,045,349
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The Company is in compliance with its debt covenants as of May 31, 2016.
The Company made prepayments of €79.0 million on its Euro Term Loan B debt during the nine months ended May 31, 2016, in addition to normal required payments of $11.3 million on all term debt.
(5) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	May 31, 2016				August 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$952	$—	$952	$—	$1,818	$—	$1,818	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,779	$—	$1,779	$—	$1,576	$—	$1,576	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$375,236	$—	$375,236	$—	$374,299	$—	$374,299	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $112.6 million and $161.5 million as of May 31, 2016 and August 31, 2015, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2016 and August 31, 2015.
Long-term fixed-rate debt as of May 31, 2016 and August 31, 2015 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. The Level 2 fair value of the Company's fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of May 31, 2016 and August 31, 2015, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million.
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
(6) INCOME TAXES
The effective tax rate for the three and nine months ended May 31, 2016 was 1.7% and 13.1%, respectively, and 751.5% and 82.8% for the three and nine months ended May 31, 2015, respectively. The decrease in the effective tax rate for the three and nine months ended May 31, 2016 as compared with the same periods last year was driven primarily by prior year losses with no tax benefit due to valuation allowances and current year tax benefits related to the extension of certain expired tax provisions by the Protecting Americans from Tax Hikes (“PATH”) Act of 2015.
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
As of May 31, 2016, the Company's gross unrecognized tax benefits totaled $2.6 million. If recognized, $1.6 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2016, the Company had $1.1 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2012 onward, Belgium - from 2013 onward, other foreign jurisdictions - from 2006 onward.
The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
Defined benefit pension plans:
Service cost	$1,306	$1,093	$3,875	$3,516
Interest cost	1,056	1,036	3,160	3,299
Expected return on plan assets	(484)	(435)	(1,473)	(1,354)
Amortization of actuarial loss (gain)	726	692	2,162	2,213
Net periodic pension benefit cost	$2,604	$2,386	$7,724	$7,674

Other postretirement benefit plan:
Service cost	$1	$1	$3	$3
Interest cost	97	110	291	330
Prior service cost (credit)	(149)	(135)	(447)	(406)
Net periodic postretirement benefit cost (credit)	$(51)	$(24)	$(153)	$(73)
(8) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2015	$120,289	$48,369	$274,319	$(83,460)	$607,690	$(383,121)	$8,649	$592,735
Comprehensive income (loss)				(9,684)	26,082		481	16,879
Cash dividends paid on common stock, $0.615 per share					(18,012)			(18,012)
Cash dividends paid on convertible special stock, $45.00 per share					(5,625)			(5,625)
Issuance of treasury stock			59			122		181
Stock options exercised		2	30					32
Restricted stock issued, net of forfeitures		183	(183)					—
Redemption of common stock to cover tax withholdings		(48)	(1,029)					(1,077)
Tax windfall (shortfall) related to share-based incentive compensation			(301)					(301)
Amortization of restricted stock			2,466					2,466
Balance as of May 31, 2016	$120,289	$48,506	$275,361	$(93,144)	$610,135	$(382,999)	$9,130	$587,278
(9) CONVERTIBLE SPECIAL STOCK
On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. As of May 31, 2016 and August 31, 2015, the $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.

Since August 31, 2015, there have been no changes to the Convertible Special Stock in regards to the:

•ranking upon payment of dividends and distributions upon the Company’s liquidation, winding up or dissolution;
•cumulative 6.00% per annum dividend entitlements;
•voting rights;
•redemption rights;
•conversion rate, of which there have been no conversions as of May 31, 2016 and August 31, 2015; and
•optional conversion by the Company on or after May 1, 2020.
The Company paid $1.9 million and $5.6 million of convertible special stock dividends during the three and nine months ended May 31, 2016, respectively, and currently intends to pay future dividends in cash.
If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder subsequently converts its shares of Convertible Special Stock, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations. There have been no fundamental changes as of May 31, 2016 or August 31, 2015.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 29, 2016	$(68,858)	$(32,733)		$(101,591)
Other comprehensive income (loss) before reclassifications	8,155	—		8,155
Amounts reclassified to earnings	—	421	(2)	421
Net current period other comprehensive income (loss)	8,155	421		8,576
Less: comprehensive income (loss) attributable to noncontrolling interests	129	—		129
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	8,026	421		8,447
Balance as of May 31, 2016	$(60,832)	$(32,312)		$(93,144)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2015	$(49,562)	$(33,898)		$(83,460)
Other comprehensive income (loss) before reclassifications	(11,864)	—		(11,864)
Amounts reclassified to earnings	—	1,586	(2)	1,586
Net current period other comprehensive income (loss)	(11,864)	1,586		(10,278)
Less: comprehensive income (loss) attributable to noncontrolling interests	(594)	—		(594)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(11,270)	1,586		(9,684)
Balance as of May 31, 2016	$(60,832)	$(32,312)		$(93,144)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 28, 2015	$(35,259)	$(38,542)		$(73,801)
Other comprehensive income (loss) before reclassifications	(7,786)	—		(7,786)
Amounts reclassified to earnings	—	429	(2)	429
Net current period other comprehensive income (loss)	(7,786)	429		(7,357)
Less: comprehensive income (loss) attributable to noncontrolling interests	(61)	—		(61)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(7,725)	429		(7,296)
Balance as of May 31, 2015	$(42,984)	$(38,113)		$(81,097)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications	(65,892)	—		(65,892)
Amounts reclassified to earnings	—	1,364	(2)	1,364
Net current period other comprehensive income (loss)	(65,892)	1,364		(64,528)
Less: comprehensive income (loss) attributable to noncontrolling interests	(122)	—		(122)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(65,770)	1,364		(64,406)
Balance as of May 31, 2015	$(42,984)	$(38,113)		$(81,097)

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
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
Time-based and performance-based restricted stock awards (1)	$(151)	$1,590	$1,116	$5,266
Board of Directors unrestricted awards	—	—	564	630
CEO transition costs (2)	—	—	—	6,167
Total share-based incentive compensation	$(151)	$1,590	$1,680	$12,063
(1) The expense related to the performance-based restricted stock awards for the three and nine months ended May 31, 2016 reflects reduced attainment percentages.
(2) CEO transition costs represent a charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014.
Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of May 31, 2016 was $3.0 million. This cost is expected to be recognized over a weighted-average period of 1.8 years.
As of May 31, 2016, there were 917,395 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, 396,946 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 1,482,656 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three and nine months ended May 31, 2016, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
Weighted-average shares outstanding:
Basic	29,339	29,219	29,284	29,125
Incremental shares from equity awards	135	—	175	422
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,474	29,219	29,459	29,547
Diluted weighted-average shares outstanding for the three and nine months ended May 31, 2016 excludes approximately 1,000 and 5,000 shares respectively, related to equity awards, as their inclusion would have been anti-dilutive. For the three months ended May 31, 2015 approximately 300,000 shares related to equity awards were excluded, as their inclusion would have been anti-dilutive.

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
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
EMEA	$322,368	$326,255	$940,794	$1,012,592
USCAN	183,338	137,080	532,437	415,221
LATAM	43,377	44,821	126,738	132,135
APAC	46,880	52,702	137,635	158,258
EC	54,476	—	153,815	—
Total net sales to unaffiliated customers	$650,439	$560,858	$1,891,419	$1,718,206

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below the Company presents gross profit by segment:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
EMEA	$49,852	$51,695	$136,489	$145,908
USCAN	32,560	22,104	90,095	66,478
LATAM	9,055	9,324	27,226	22,075
APAC	8,080	7,771	24,153	22,403
EC	13,746	—	37,941	—
Total segment gross profit	113,293	90,894	315,904	256,864
Inventory step-up	—	—	—	(341)
Accelerated depreciation and restructuring related costs	(2,930)	(78)	(7,311)	(674)
Costs related to acquisitions and integrations	(423)	(59)	(2,522)	(174)
Lucent costs (1)	(466)	—	(1,844)	—
Total gross profit	$109,474	$90,757	$304,227	$255,675
Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
EMEA	$23,382	$24,716	$59,147	$61,032
USCAN	15,576	7,982	38,166	25,299
LATAM	4,748	4,654	14,581	7,531
APAC	4,540	3,972	13,517	10,903
EC	5,031	—	10,583	—
Total segment operating income	53,277	41,324	135,994	104,765
Corporate	(7,489)	(8,502)	(23,661)	(24,992)
Costs related to acquisitions and integrations	(1,443)	(3,590)	(7,570)	(7,972)
Restructuring and related costs	(9,520)	(5,937)	(19,959)	(15,303)
Accelerated depreciation	(1,286)	(29)	(4,796)	(327)
Lucent costs (1)	(1,951)	—	(6,268)	—
Inventory step-up	—	—	—	(341)
CEO transition costs	—	—	—	(6,167)
Operating income	31,588	23,266	73,740	49,663
Interest expense	(13,557)	(2,618)	(40,965)	(7,288)
Bridge financing fees	—	(18,750)	—	(18,750)
Foreign currency transaction gains (losses)	(392)	(857)	(2,071)	(3,097)
Other income (expense), net	229	335	246	900
Gain on early extinguishment of debt	—	—	—	1,290
Income from continuing operations before taxes	$17,868	$1,376	$30,950	$22,718

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
Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The three and nine months ended May 31, 2015 include a reclassification of revenue between product families to better reflect the way the businesses are managed. The consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2016		2015
	(In thousands, except for %'s)
Custom Performance Colors	$48,573	8%	$48,630	9%
Engineered Composites	54,476	8	—	—
Masterbatch Solutions	184,157	29	184,409	33
Engineered Plastics	228,945	35	181,918	32
Specialty Powders	67,661	10	71,133	13
Distribution Services	66,627	10	74,768	13
Total consolidated net sales	$650,439	100%	$560,858	100%

	Nine months ended May 31,
	2016		2015
	(In thousands, except for %'s)
Custom Performance Colors	$138,935	7%	$145,793	8%
Engineered Composites	153,815	8	—	—
Masterbatch Solutions	530,670	28	558,231	33
Engineered Plastics	674,578	36	550,105	32
Specialty Powders	195,080	10	222,722	13
Distribution Services	198,341	11	241,355	14
Total consolidated net sales	$1,891,419	100%	$1,718,206	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) RESTRUCTURING
Fiscal 2016 Restructuring Plans
Global Headcount Reduction Plan
In the third quarter of fiscal 2016, the Company approved a plan for a global headcount reduction to drive further efficiency and cost savings in the organization primarily in the USCAN segment and Corporate location. The Company plans to reduce headcount by approximately 50, primarily in the U.S with the majority of the reductions occurring in third quarter of fiscal 2016. The Company recorded $2.3 million of pre-tax employee-related restructuring expense during the three and nine months ended May 31, 2016, of which the total amount remains accrued as of May 31, 2016. The Company expects additional charges of less than $1.0 million to be recognized during the fourth quarter of fiscal 2016. Cash payments associated with this plan are expected to occur through the end of fiscal 2016 as the plan is completed.
U.S. and Canada Shared Services Plan
In May 2016, the Company announced plans to create an Accounting and Shared Service Center of Excellence ("U.S. SSC") in Akron, Ohio that will be responsible for back office processes for all U.S. and Canada operations (USCAN segment and EC segment). The Company plans to reduce headcount by approximately 25 throughout the U.S. through fiscal 2017, partially offset by the addition of approximately 15 associates in U.S. SSC. The Company recorded minimal pre-tax employee-related costs during the three and nine months ended May 31, 2016. As of May 31, 2016, the Company has a minimal balance accrued for the employee-related costs related to this plan. The Company anticipates recording approximately $1.5 million of additional pre-tax employee-related charges through the remainder of fiscal 2016 and 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
USCAN Plan
In October 2015, as part of the Company’s previously announced Citadel acquisition integration strategy and a careful evaluation of capacity utilization and manufacturing capabilities, the Company approved plans to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. Overall, the Company expects to reduce headcount by approximately 25 as a result of these actions through natural attrition. The Company recorded minimal and $0.3 million pretax employee-related costs, and $1.1 million and $4.2 million of accelerated depreciation costs during the three and nine months ended May 31, 2016, respectively. The Company anticipates recognizing $1.0 million of additional pretax machinery and equipment accelerated depreciation through fiscal 2017. As of May 31, 2016, the Company has a minimal balance accrued for this plan.
EC Plan
In the second quarter of fiscal 2016, the Company approved plans to optimize the Engineered Composites segment administrative functions and reduced headcount by approximately 10 in fiscal 2016. The Company recorded $0.3 million and $1.2 million of pre-tax employee-related restructuring expense during the three and nine months ended May 31, 2016, respectively. As of May 31, 2016, the Company has a balance of $0.2 million accrued for the employee-related costs related to this plan. The Company does not expect any additional charges related to this plan to be recognized during the remainder of fiscal 2016. Cash payments associated with this plan are expected to occur through fiscal 2016 as the plan is completed.
Fiscal 2015 Restructuring Plans
EMEA Plans
In August 2015, the Company approved plans to integrate the existing Paris, Montereau, and Beaucaire, France facilities into one new facility in St. Germain-Laval, France. As a result of this consolidation, the Company reduced headcount in France by approximately 20 in fiscal 2016, partially offset by the addition of approximately 15 associates at the Company's new facility. The Company has recognized pre-tax employee-related costs and other charges of $0.4 million and $1.4 million , as well as minimal and $0.6 million of accelerated depreciation costs during the three and nine months ended May 31, 2016, respectively. The Company expects to incur minimal pretax employee-related costs and accelerated depreciation throughout the remainder of fiscal 2016. As of May 31, 2016, the Company has a balance of $1.3 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
In May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company reduced headcount by approximately 40

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

associates in Londerzeel, Belgium during fiscal 2016 and added a similar amount of headcount in Poznan, Poland. The Company recorded $0.4 million and $0.9 million of pre-tax employee-related costs and other charges during the three and nine months ended May 31, 2016, respectively, and expects to recognize minimal additional pre-tax employee-related costs through the remainder of fiscal 2016. As of May 31, 2016, the Company has a balance of $1.1 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	6,156	1,849	—	8,005
Fiscal 2016 payments	(5,982)	(1,834)	—	(7,816)
Translation	—	—	(68)	(68)
Accrual balance as of May 31, 2016	$5,960	$476	$(932)	$5,504
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
	(In thousands)
EMEA	$1,383	$2,091	$3,353	$7,710
USCAN	1,699	254	2,423	1,910
LATAM	49	304	213	910
APAC	79	—	110	—
EC	401	—	1,272	—
Corporate	634	—	634	—
Total restructuring expense	$4,245	$2,649	$8,005	$10,530
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
The Company also commenced an internal investigation into these matters to determine the scope of products, customers, and other parties affected. The Company’s internal investigation has revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership pursuant to which Lucent falsified test results on documents provided to customers and other parties pertaining to the physical properties of certain Lucent products.
To date, no customers, or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries.
The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three and nine months ended May 31, 2016:

	Three months ended	Nine months ended
	May 31, 2016
	(In thousands)
Inventory rework, remediation actions, and investigative costs	$717	$5,034
Recurring additional costs to produce product to customer specifications	1,113	3,772
Total Lucent remediation costs	$1,830	$8,806
Litigation related costs	1,234	1,234
Total Lucent Matter costs	$3,064	$10,040
As no customer or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries from the date we identified this issue in August 2015 through the date of filing, we are currently unable to conclude that losses related to these matters are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of May 31, 2016, approximately $31.0 million remained in such indemnity escrow.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics, as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “defendants”). The complaint alleges breach of contract, indemnification, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment and violations of blue sky laws in Illinois, Ohio, California and Indiana. All defendants are accused of civil conspiracy. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking the costs and attorneys' fees for bringing suit.
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
In May 2014, and as subsequently updated, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued new accounting guidance that required entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying amounts of that debt liability. Current guidance classifies debt issuance costs as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The Company will adopt the new guidance on September 1, 2016.
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

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items ("non-GAAP") such as costs related to acquisitions and integration, restructuring and related expenses, and asset write-downs, which the Company considers relevant to aid analysis and understanding of its operating results and business trends.

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
As of May 31, 2016, the Company has approximately 4,900 employees and 57 manufacturing facilities worldwide. Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services.
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
The Company also commenced an internal investigation into these matters to determine the scope of products, customers and other parties affected. The Company’s internal investigation has revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership pursuant to which Lucent falsified test results on documents provided to customers and other parties pertaining to the physical properties of certain Lucent products.

To date, no customers, or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries.
The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three and nine months ended May 31, 2016:

	Three months ended	Nine months ended
	May 31, 2016
	(In thousands)
Inventory rework, remediation actions, and investigative costs	$717	$5,034
Recurring additional costs to produce product to customer specifications	1,113	3,772
Total Lucent remediation costs	$1,830	$8,806
Litigation related costs	1,234	1,234
Total Lucent Matter costs	$3,064	$10,040
As no customer or other parties have initiated recalls, or have made material claims against or sought to terminate their relationships with the Company or its subsidiaries from the date we identified this issue in August 2015 through the date of filing, we are currently unable to conclude that losses related to these matters are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of May 31, 2016, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics, as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “defendants”). The complaint alleges breach of contract, indemnification, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment and violations of blue sky laws in Illinois, Ohio, California and Indiana. All defendants are accused of civil conspiracy. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking the costs and attorneys' fees for bringing suit.
Fiscal Year 2016 Significant Events
The following represent significant events during fiscal year 2016:

1.
Restructuring Plans. During the third quarter of fiscal 2016, the Company announced plans to create an Accounting and Shared Service Center of Excellence in Akron, Ohio that will be responsible for back office processes for all U.S. and Canada operations. The Company also executed a global headcount reduction to drive further efficiency and cost savings in the organization.

In the second quarter of fiscal 2016, the Company approved plans to optimize the Engineered Composites segment administrative functions.
In October 2015, the Company announced a plan to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. The Company also plans to relocate production of its engineered plastics products from its Akron, Ohio facility into other facilities including Evansville, Indiana while retaining masterbatch solutions production in Akron, Ohio.
Overall, the Company expects to realize fiscal 2016 savings of approximately $14 million on the above mentioned and previously announced restructuring plans.

2.
Global Expansion. The Company intends to expand its production and technological capabilities in China, Turkey and Saudi Arabia through continued progress in production facility investments, as previously announced.

3.	Changshu, China Plant. In April 2016, the Company announced that it opened a new plant in Changshu, China to accommodate an increase in demand in custom performance color products.
Results of Operations
Segment Information

	Three months ended May 31,
	2016	2015			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	317,798	322,891	(5,093)	(1.6)%
Net sales	$322,368	$326,255	$(3,887)	(1.2)%	$4,271	(2.5)%
Segment gross profit	$49,852	$51,695	$(1,843)	(3.6)%	$929	(5.4)%
Segment gross profit percentage	15.5%	15.8%
Segment operating income	$23,382	$24,716	$(1,334)	(5.4)%	$349	(6.8)%
Price per pound	$1.014	$1.010	$0.004	0.4%	$0.013	(0.9)%
Segment operating income per pound	$0.074	$0.077	$(0.003)	(3.9)%	$0.002	(6.5)%
Three months ended May 31, 2016
EMEA net sales for the three months ended May 31, 2016 were $322.4 million, a decrease of $3.9 million compared to the prior year period. Excluding the favorable impact of foreign currency translation of $4.3 million, net sales decreased by 2.5% primarily due to decreased volumes in the specialty powders and distribution services product families of 7.0% and 6.9%, respectively, as customer purchases decreased due to uncertainty in the future of petroleum-based commodity prices. This decrease was partially offset by higher volumes in the masterbatch solutions product family of 3.8%.
EMEA gross profit was $49.9 million for the three months ended May 31, 2016. Excluding the positive impact of foreign currency translation of $0.9 million, gross profit decreased by $2.8 million, or 5.4%, primarily due to lower volumes as noted above.
EMEA operating income for the three months ended May 31, 2016 was $23.4 million. Excluding the positive impact of foreign currency translation of $0.3 million, operating income decreased by $1.7 million, or 6.8%. Operating income decreased due to lower gross profit, as noted above, partially offset by lower selling, general and administrative ("SG&A") expense. Excluding the unfavorable impact of foreign currency of $0.6 million, SG&A expense decreased by $1.1 million primarily due to lower professional fees of $1.0 million and decreased variable incentive compensation of $0.6 million.

	Nine months ended May 31,
	2016	2015			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	921,074	948,207	(27,133)	(2.9)%
Net sales	$940,794	$1,012,592	$(71,798)	(7.1)%	$(60,858)	(1.1)%
Segment gross profit	$136,489	$145,908	$(9,419)	(6.5)%	$(7,797)	(1.1)%
Segment gross profit percentage	14.5%	14.4%
Segment operating income	$59,147	$61,032	$(1,885)	(3.1)%	$(2,729)	1.4%
Price per pound	$1.021	$1.068	$(0.047)	(4.4)%	$(0.066)	1.8%
Segment operating income per pound	$0.064	$0.064	$—	—%	$(0.003)	4.7%
Nine months ended May 31, 2016
EMEA net sales for the nine months ended May 31, 2016 were $940.8 million, a decrease of $71.8 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $60.9 million, net sales decreased by 1.1%, primarily due to decreased volumes in the distribution services and specialty powders product families of 13.8% and 7.1%, respectively, as customer purchases decreased due to uncertainty in the future of petroleum-based commodity prices. This decrease was partially offset by higher volumes in the masterbatch solutions and engineered plastics product families of 4.2% and 3.5%, respectively.

EMEA gross profit was $136.5 million for the nine months ended May 31, 2016. Excluding the negative impact of foreign currency translation of $7.8 million, gross profit decreased by $1.6 million, or 1.1%, primarily due to lower volumes, as noted above, partially offset by improved product mix.
EMEA operating income for the nine months ended May 31, 2016 was $59.1 million. Excluding the negative impact of foreign currency translation of $2.7 million, operating income increased by $0.8 million, or 1.4%. Operating income increased due to lower SG&A expense, primarily due to the favorable impact of foreign currency translation of $5.1 million and decreased variable compensation expense of $2.7 million.

	Three months ended May 31,
	2016	2015			Favorable (unfavorable)
USCAN			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	207,047	142,481	64,566	45.3%
Net sales	$183,338	$137,080	$46,258	33.7%	$(215)	33.9%
Segment gross profit	$32,560	$22,104	$10,456	47.3%	$(50)	47.5%
Segment gross profit percentage	17.8%	16.1%
Segment operating income	$15,576	$7,982	$7,594	95.1%	$(49)	95.8%
Price per pound	$0.885	$0.962	$(0.077)	(8.0)%	$(0.002)	(7.8)%
Segment operating income per pound	$0.075	$0.056	$0.019	33.9%	$—	33.9%
Three months ended May 31, 2016
USCAN net sales for the three months ended May 31, 2016 were $183.3 million, an increase of $46.3 million or 33.7% compared with the prior-year period. During the third quarter of fiscal 2016, the incremental contribution from the Citadel acquisition was $57.9 million and 70.9 million pounds in net sales and volume, respectively. While Citadel provided an incremental benefit during the period, the Citadel net sales and volume decreased 13% and 15%, respectively, when compared to the same prior-year period. This is due to the previously disclosed Lucent quality matter and lower demand from customers for recycled materials supplied by Citadel. The prior-year period discussion for Citadel is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015.
The incremental Citadel net sales were partially offset by lower legacy volume in the engineered plastics, distribution services and masterbatch solutions product families, which experienced a decrease in customer demand due to the slowdown in the agricultural market and the company's shift towards a more specialty product portfolio. Since acquiring the Citadel engineered plastics business, our overall sales price per pound has decreased as expected due to the nature of the acquired business which utilizes recycled materials.
USCAN gross profit was $32.6 million for the three months ended May 31, 2016, an increase of $10.5 million from the comparable period last year. The benefits of the Citadel acquisition and related integration were complimented by improved product mix primarily in the legacy business, in spite of the lower volumes noted above.
USCAN operating income for the three months ended May 31, 2016 was $15.6 million compared with $8.0 million in the same quarter of fiscal 2015. Operating income increased due to the higher gross profit as noted above, partially offset by incremental SG&A expenses from the Citadel acquisition of $5.5 million, which included additional intangible asset amortization expense of $2.9 million. Excluding the Citadel acquisition, SG&A expenses decreased by $2.6 million primarily due to decreased variable incentive compensation expense of $1.8 million and decreased compensation expense of $0.7 million related to cost control initiatives.
Included in USCAN segment results for the three months ended May 31, 2016 are incremental Lucent costs of $1.1 million required to produce products to meet customer specifications. Additional Lucent costs excluded from segment operating income for the three months ended May 31, 2016 are $2.0 million primarily related to legal and investigative costs.

	Nine months ended May 31,
	2016	2015			Favorable (unfavorable)
USCAN			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	594,957	428,914	166,043	38.7%
Net sales	$532,437	$415,221	$117,216	28.2%	$(1,100)	28.5%
Segment gross profit	$90,095	$66,478	$23,617	35.5%	$(224)	35.9%
Segment gross profit percentage	16.9%	16.0%
Segment operating income	$38,166	$25,299	$12,867	50.9%	$(222)	51.7%
Price per pound	$0.895	$0.968	$(0.073)	(7.5)%	$(0.002)	(7.3)%
Segment operating income per pound	$0.064	$0.059	$0.005	8.5%	$(0.001)	10.2%

Nine months ended May 31, 2016
USCAN net sales for the nine months ended May 31, 2016 were $532.4 million, an increase of $117.2 million or 28.2% compared with the prior-year period. During the nine months ended May 31, 2016, the incremental contribution from the Citadel acquisition was $171.6 million and 207.4 million pounds in net sales and volume, respectively. While Citadel provided an incremental benefit during the period, the Citadel net sales and volume decreased 14% and 15%, respectively, when compared to the same prior-year period. This is due to the previously disclosed Lucent quality matter and lower demand from customers for recycled materials supplied by Citadel. The prior-year period discussion for Citadel is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015.
The incremental Citadel net sales were partially offset by lower legacy volume in the engineered plastics, specialty powders and masterbatch solutions product families, which experienced a decrease in customer demand due to the slowdown in the agricultural market and the company's focus towards a more specialty product portfolio. Additionally, due to lower oil prices certain customers utilized internal capacity to fulfill their product requirements resulting in a decline in legacy volumes in our masterbatch solutions product family. Since acquiring the Citadel engineered plastics business, our overall sales price per pound has decreased as expected due to the nature of the acquired business which utilizes recycled materials.
USCAN gross profit was $90.1 million for the nine months ended May 31, 2016, an increase of $23.6 million from the comparable period last year, mostly driven by the incremental gross profit from the Citadel acquisition.
USCAN operating income for the nine months ended May 31, 2016 was $38.2 million compared with $25.3 million in the same period of fiscal 2015. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from the Citadel acquisition of $15.9 million, which included additional intangible asset amortization expense of $8.7 million. Excluding the Citadel acquisition, SG&A expenses decreased by $5.1 million primarily due to $3.1 million of decreased compensation expense related to the benefits of restructuring activity and $2.5 million of decreased variable incentive compensation expense.
Included in USCAN segment results for the nine months ended May 31, 2016 are incremental Lucent costs of $3.8 million required to produce products to meet customer specifications. Additional Lucent costs excluded from segment operating income of $6.3 million include additional product and manufacturing operational costs for reworking inventory, legal and investigative costs, and dedicated internal personnel costs that would have otherwise been focused on normal operations.

	Three months ended May 31,
	2016	2015			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	36,628	33,557	3,071	9.2%
Net sales	$43,377	$44,821	$(1,444)	(3.2)%	$(7,303)	13.1%
Segment gross profit	$9,055	$9,324	$(269)	(2.9)%	$(1,482)	13.0%
Segment gross profit percentage	20.9%	20.8%
Segment operating income	$4,748	$4,654	$94	2.0%	$(782)	18.8%
Price per pound	$1.184	$1.336	$(0.152)	(11.4)%	$(0.200)	3.6%
Segment operating income per pound	$0.130	$0.139	$(0.009)	(6.5)%	$(0.021)	8.6%

Three months ended May 31, 2016
LATAM net sales for the three months ended May 31, 2016 were $43.4 million compared to $44.8 million in the prior-year period. Excluding the unfavorable impact of foreign currency translation of $7.3 million, net sales increased by 13.1% primarily driven by strong volume growth in the specialty powders and masterbatch solutions product families due to the Company's successful strategic focus on certain markets and export sales within the region.
LATAM gross profit was $9.1 million for the three months ended May 31, 2016, a decrease of $0.3 million or 2.9% from the comparable period last year. Excluding the unfavorable impact of foreign currency translation of $1.5 million, gross profit increased 13.0% compared to the prior year period, primarily due to improved product mix and operational improvements.
LATAM operating income for the three months ended May 31, 2016 was $4.7 million. Compared with the same quarter of fiscal 2015, excluding foreign currency translation, operating income increased by $0.9 million or 18.8%. Operating income increased due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to the restructuring savings and favorable impact of foreign currency translation of $0.7 million, partially offset by increased variable incentive compensation of $0.4 million.

	Nine months ended May 31,
	2016	2015			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	106,694	96,894	9,800	10.1%
Net sales	$126,738	$132,135	$(5,397)	(4.1)%	$(27,172)	16.5%
Segment gross profit	$27,226	$22,075	$5,151	23.3%	$(3,920)	41.1%
Segment gross profit percentage	21.5%	16.7%
Segment operating income	$14,581	$7,531	$7,050	93.6%	$(983)	106.7%
Price per pound	$1.188	$1.364	$(0.176)	(12.9)%	$(0.255)	5.8%
Segment operating income per pound	$0.137	$0.078	$0.059	75.6%	$(0.009)	87.2%
Nine months ended May 31, 2016
LATAM net sales for the nine months ended May 31, 2016 were $126.7 million compared to $132.1 million in the prior year period. Excluding the unfavorable impact of foreign currency translation of $27.2 million, net sales increased by 16.5% primarily driven by strong volume growth in masterbatch solutions, engineered plastics, and specialty powders product families due to the Company's successful strategic focus on certain markets and export sales within the region.
LATAM gross profit was $27.2 million for the nine months ended May 31, 2016, an increase of $5.2 million or 23.3% from the comparable period last year. Excluding the unfavorable impact of foreign currency translation of $3.9 million, gross profit increased 41.1% compared to the prior year period, primarily due to improved product mix and operational improvements.
LATAM operating income for the nine months ended May 31, 2016 was $14.6 million compared with $7.5 million in the same period of fiscal 2015. Operating income increased due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to restructuring savings and the favorable impact of foreign currency translation of $2.9 million.

	Three months ended May 31,
	2016	2015			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	44,644	46,177	(1,533)	(3.3)%
Net sales	$46,880	$52,702	$(5,822)	(11.0)%	$(2,935)	(5.5)%
Segment gross profit	$8,080	$7,771	$309	4.0%	$(331)	8.2%
Segment gross profit percentage	17.2%	14.7%
Segment operating income	$4,540	$3,972	$568	14.3%	$(146)	18.0%
Price per pound	$1.050	$1.141	$(0.091)	(8.0)%	$(0.066)	(2.2)%
Segment operating income per pound	$0.102	$0.086	$0.016	18.6%	$(0.003)	22.1%

Three months ended May 31, 2016
APAC net sales for the three months ended May 31, 2016 were $46.9 million, a decrease of $5.8 million or 11.0% compared with the same prior-year period. Excluding the negative foreign currency translation of $2.9 million, net sales decreased by 5.5%, as increased volume in masterbatch solutions and custom performance colors was more than offset by reduced volume in specialty powders and engineered plastics.
APAC gross profit for the three months ended May 31, 2016 was $8.1 million, an increase of $0.3 million compared with the prior-year period. Gross profit benefited from improved product mix offset by negative foreign currency translation of $0.3 million.
APAC operating income for the three months ended May 31, 2016 was $4.5 million compared with $4.0 million in the prior-year comparable quarter. The increase in operating income was primarily due to the aforementioned increase in gross profit and decreased SG&A expenses primarily due to the favorable impact of foreign currency translation of $0.2 million and decreased variable incentive compensation of $0.3 million.

	Nine months ended May 31,
	2016	2015			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	131,527	132,664	(1,137)	(0.9)%
Net sales	$137,635	$158,258	$(20,623)	(13.0)%	$(14,638)	(3.8)%
Segment gross profit	$24,153	$22,403	$1,750	7.8%	$(1,448)	14.3%
Segment gross profit percentage	17.5%	14.2%
Segment operating income	$13,517	$10,903	$2,614	24.0%	$(557)	29.1%
Price per pound	$1.046	$1.193	$(0.147)	(12.3)%	$(0.112)	(2.9)%
Segment operating income per pound	$0.103	$0.082	$0.021	25.6%	$(0.004)	30.5%
Nine months ended May 31, 2016
APAC net sales for the nine months ended May 31, 2016 were $137.6 million, a decrease of $20.6 million or 13.0% compared with the same prior-year period. Excluding the negative foreign currency translation of $14.6 million, net sales decreased by 3.8%, as increased volume in masterbatch solutions, engineered plastics and custom performance colors was more than offset by reduced volume in specialty powders.
APAC gross profit for the nine months ended May 31, 2016 was $24.2 million, an increase of $1.8 million compared with the prior-year period. Gross profit benefited from improved product mix partially offset by negative foreign currency translation of $1.4 million.
APAC operating income for the nine months ended May 31, 2016 was $13.5 million compared with $10.9 million in the prior-year comparable period. The increase in operating income was primarily due to the aforementioned increase in gross profit and decreased SG&A expenses primarily due to the favorable impact of foreign currency translation of $0.9 million and decreased variable incentive compensation of $0.7 million.

Three months ended
EC	May 31, 2016
(In thousands, except for %’s and per pound data)
Pounds sold	45,417
Net sales	$54,476
Segment gross profit	$13,746
Segment gross profit percentage	25.2%
Segment operating income	$5,031
Price per pound	$1.199
Segment operating income per pound	$0.111

Three months ended May 31, 2016
EC net sales for the three months ended May 31, 2016 were $54.5 million, a decrease of $2.4 million over the prior-year comparable period. The prior-year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. The decrease in sales was primarily due to a decrease in organic volumes in the U.S. compound business impacted by decreases in electrical and automotive market sales and the impact of unfavorable currency translation of $0.2 million.
EC gross profit for the three months ended May 31, 2016 was $13.7 million, a decrease of $1.2 million over the prior year. Gross profit decreased primarily due to the decreased sales as noted above.
EC operating income for the three months ended May 31, 2016 was $5.0 million, an increase of $1.1 million over the prior year. The increase in operating income was primarily due to decreased SG&A expenses of $2.3 million related to integration synergies, restructuring savings and decreased intangible amortization expense over the prior year comparable period partially offset by lower gross profit as noted above.

Nine months ended
EC	May 31, 2016
(In thousands, except for %’s and per pound data)
Pounds sold	130,338
Net sales	$153,815
Segment gross profit	$37,941
Segment gross profit percentage	24.7%
Segment operating income	$10,583
Price per pound	$1.180
Segment operating income per pound	$0.081
Nine months ended May 31, 2016
EC net sales for the nine months ended May 31, 2016 were $153.8 million, an increase of $4.2 million over the prior-year comparable period. The prior-year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. The incremental contribution of Citadel's November 2014 acquisition of The Composites Group ("TCG") was $14.8 million and 5.4 million pounds in net sales and volume, respectively. The decrease in organic sales of $10.6 million was primarily due to a decrease in organic volumes in the legacy EC business impacted by decreases in oil and gas market sales and unfavorable currency translation of $4.0 million.
EC gross profit for the nine months ended May 31, 2016 was $37.9 million, a decrease of $2.5 million over the prior year. Gross profit decreased primarily due to the decreased sales as noted above and the unfavorable impact of foreign currency translation of $0.8 million.
EC operating income for the nine months ended May 31, 2016 was $10.6 million, a decrease of $0.8 million over the prior year. The decrease in operating income was primarily due to decreased gross profit as noted above, partially offset by a decrease to SG&A expenses of $1.7 million related to integration synergies and restructuring savings, partially offset by the incremental TCG SG&A expenses of $1.5 million.

	Three months ended May 31,
	2016	2015			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	651,534	545,106	106,428	19.5%
Net sales	$650,439	$560,858	$89,581	16.0%	$(6,182)	17.1%
Operating income	$31,588	$23,266	$8,322	35.8%	$(661)	38.6%
Total operating income before certain items*	$45,788	$32,822	$12,966	39.5%	$(628)	41.4%
Price per pound	$0.998	$1.029	$(0.031)	(3.0)%	$(0.010)	(2.0)%
Total operating income per pound before certain items*	$0.070	$0.060	$0.010	16.7%	$(0.001)	18.3%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Three months ended May 31, 2016
Consolidated net sales for the three months ended May 31, 2016 were $650.4 million compared with $560.9 million for the three months ended May 31, 2015. Incremental net sales and volume in the third quarter of fiscal 2016 from the Citadel acquisition contributed $112.4 million and 116.3 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the three months ended May 31, 2016 by $6.2 million.
Operating income increased by $8.3 million for the three months ended May 31, 2016 compared with the same prior-year period. Total operating income before certain items for the three months ended May 31, 2016 was $45.8 million, an increase of $13.0 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $7.3 million and decreased legacy SG&A expense of $4.8 million as noted below, partially offset by the negative impact of foreign currency translation of $0.6 million.
The Company’s SG&A expenses, excluding certain items, increased by $9.4 million for the three months ended May 31, 2016 compared with the same prior year period. The increase was primarily attributable to the incremental SG&A expense of $14.2 million from the Citadel acquisition, partially offset by decreased variable incentive compensation of $4.3 million and the favorable impact of foreign currency translation of $0.3 million. Certain items excluded from SG&A expenses consist of $6.1 million of expense related to acquisition and integration activities, restructuring and related costs, and Lucent costs for the three months ended May 31, 2016 and $6.8 million of expense related to acquisition and integration activities, and restructuring and related costs for the three months ended May 31, 2015.

	Nine months ended May 31,
	2016	2015			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,884,590	1,606,679	277,911	17.3%
Net sales	$1,891,419	$1,718,206	$173,213	10.1%	$(103,768)	16.1%
Operating income	$73,740	$49,663	$24,077	48.5%	$(4,219)	57.0%
Total operating income before certain items*	$112,333	$79,773	$32,560	40.8%	$(4,491)	46.4%
Price per pound	$1.004	$1.069	$(0.065)	(6.1)%	$(0.055)	(0.9)%
Total operating income per pound before certain items*	$0.060	$0.050	$0.010	20.0%	$(0.002)	24.0%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 13 of this Form 10-Q.
Nine months ended May 31, 2016
Consolidated net sales for the nine months ended May 31, 2016 were $1,891.4 million compared with $1,718.2 million for the nine months ended May 31, 2015. Incremental net sales and volume in the nine months of fiscal 2016 from the Citadel acquisition contributed $325.4 million and 337.8 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the nine months ended May 31, 2016 by $103.8 million.
Operating income increased by $24.1 million for the nine months ended May 31, 2016 compared with the same prior-year period. Total operating income before certain items for the nine months ended May 31, 2016 was $112.3 million, an increase of $32.6 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $18.5 million and decreased legacy SG&A expense of $16.7 million as noted below, partially offset by the negative impact of foreign currency translation of $4.5 million.
The Company’s SG&A expenses, excluding certain items, increased by $26.5 million for the nine months ended May 31, 2016 compared with the same prior year period. The increase was primarily attributable to the incremental SG&A expense of $43.2 million from the Citadel acquisition, partially offset by decreased variable incentive compensation of $10.5 million and the favorable impact of foreign currency translation of $8.9 million. Certain items excluded from SG&A expenses consist of $18.9 million of expense related to acquisition and integration activities, restructuring and related costs, and Lucent costs for the nine months ended

May 31, 2016 and $18.4 million of expense related to acquisition and integration activities, CEO transition costs, and restructuring and related costs for the nine months ended May 31, 2015.
Additional consolidated results
Interest expense increased $10.9 million and $33.7 million for the three and nine months ended May 31, 2016, respectively, compared with the same period in the prior year as a result of higher outstanding debt related to the financing of the Citadel acquisition.
The Company experienced foreign currency transaction losses of $0.4 million and $2.1 million for the three and nine months ended May 31, 2016, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2016 and August 31, 2015.
Net income available to the Company’s common stockholders was $15.5 million and $20.5 million for the three and nine months ended May 31, 2016, respectively. Net income (loss) available to the Company’s common stockholders was a loss of $9.9 million and income of $2.4 million for the three and nine months ended May 31, 2015, respectively.
Product Families
Globally, the Company operates in six product families: (1) custom performance colors, (2) engineered composites, (3) masterbatch solutions, (4) engineered plastics, (5) specialty powders and (6) distribution services. The three and nine months ended May 31, 2015 include a reclassification of revenue between product families to better reflect the way the businesses are managed. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2016		2015
	(In thousands, except for %'s)
Custom Performance Colors	$48,573	8%	$48,630	9%
Engineered Composites	54,476	8	—	—
Masterbatch Solutions	184,157	29	184,409	33
Engineered Plastics	228,945	35	181,918	32
Specialty Powders	67,661	10	71,133	13
Distribution Services	66,627	10	74,768	13
Total consolidated net sales	$650,439	100%	$560,858	100%

	Nine months ended May 31,
	2016		2015
	(In thousands, except for %'s)
Custom Performance Colors	$138,935	7%	$145,793	8%
Engineered Composites	153,815	8	—	—
Masterbatch Solutions	530,670	28	558,231	33
Engineered Plastics	674,578	36	550,105	32
Specialty Powders	195,080	10	222,722	13
Distribution Services	198,341	11	241,355	14
Total consolidated net sales	$1,891,419	100%	$1,718,206	100%

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

	Three months ended May 31,		Nine months ended May 31,
	2016	2015	2016	2015
EMEA	88%	94%	82%	88%
USCAN	67%	62%	67%	63%
LATAM	73%	76%	72%	71%
APAC	68%	67%	66%	65%
EC	72%	—%	69%	—%
Worldwide	75%	78%	73%	75%
Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	6,156	1,849	—	8,005
Fiscal 2016 payments	(5,982)	(1,834)	—	(7,816)
Translation	—	—	(68)	(68)
Accrual balance as of May 31, 2016	$5,960	$476	$(932)	$5,504
For discussion of the Company's fiscal 2016 restructuring plans, refer to Note 14 in this Form 10-Q.
Income Tax
The effective tax rate for the three and nine months ended May 31, 2016 was 1.7% and 13.1%, respectively, and 751.5% and 82.8% for the three and nine months ended May 31, 2015, respectively. The decrease in the effective tax rate for the three and nine months ended May 31, 2016 as compared with the same periods last year was driven primarily by prior year losses with no tax benefit due to valuation allowances and current year tax benefits related to the extension of certain expired tax provisions by the Protecting Americans from Tax Hikes (“PATH”) Act of 2015.
Goodwill
Goodwill is tested for impairment annually during the fiscal fourth quarter as of June 1. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement approach that combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
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
Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2015, the fair values of the EMEA specialty powders and USCAN custom performance colors reporting units exceeded their carrying values by 7.6% and 14.3%, respectively. As of May 31, 2016, the EMEA specialty powders reporting unit had goodwill of $16.8 million while goodwill in the USCAN custom performance colors reporting unit was $17.2 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill. A change in macroeconomic conditions in the EMEA and USCAN regions, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing for these two reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value.
In addition, on June 1, 2015, the Company acquired all of the issued and outstanding shares of Citadel for $801.6 million. As of May 31, 2016, the goodwill balance associated with the Citadel acquisition was $430.1 million, of which $250.8 million was allocated to the global engineered composites reporting unit and $179.3 million was allocated to the USCAN engineered plastics reporting unit. See Note 2 and Note 3 to the consolidated financial statements within this Form 10-Q for further discussion.
The valuation of acquired assets and liabilities, including goodwill, resulting from the acquisition of Citadel is reflective of the enterprise value based on the long-term financial forecast for the global engineered composites and USCAN engineered plastics reporting units. Considering the magnitude of the goodwill in these reporting units, we closely monitor the performance of these businesses versus the long-term forecast to determine if any impairments exist. During fiscal 2016, the reporting units associated with the Citadel acquisition did not meet volume and revenue expectations, and the product mix had lower margins than planned due, in part, to the results of our investigation of and the costs associated with the Lucent quality matter as well as the impact of the current oil and gas market. Our annual long-term budgeting and strategic planning is in process. We use the targets, resource allocations, and strategic decisions made in this process as the inputs for the associated cash flows based on the long-term financial forecast and valuations in our annual impairment test. Given recent performance, the global engineered composites and USCAN engineered plastics reporting units, in addition to the EMEA specialty powders and USCAN custom performance colors reporting units, are at an elevated risk of impairment.
Liquidity and Capital Resources
Net cash provided from operations was $95.7 million and $56.3 million for the nine months ended May 31, 2016 and 2015, respectively. This increase is primarily due to positive operating cash flow from the Citadel acquisition. The Company’s cash and cash equivalents and restricted cash decreased $47.4 million from August 31, 2015. This decrease was driven primarily by net debt repayments of $83.0 million, capital expenditures of $34.6 million, and dividend payments of $23.6 million, partially offset by cash generated from operations of $95.7 million.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2016	August 31, 2015	May 31, 2015
Days in receivables	56	55	57
Days in inventory	50	53	53
Days in payables	45	44	51
Total working capital days	61	64	59

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2016	August 31, 2015	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$49,426	$96,872	$(47,446)	(49.0)%
Working capital, excluding cash	$318,065	$334,160	$(16,095)	(4.8)%
Long-term debt	$961,569	$1,045,349	$(83,780)	(8.0)%
Total debt	$986,084	$1,066,059	$(79,975)	(7.5)%
Net debt*	$936,658	$969,187	$(32,529)	(3.4)%
Total A. Schulman, Inc. stockholders’ equity	$578,148	$584,086	$(5,938)	(1.0)%
* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of May 31, 2016 and August 31, 2015, the Company held 97% and 96% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's recently established global cash pooling system, which has resulted in a decrease in cash and cash equivalents needed on hand as of May 31, 2016 as compared to August 31, 2015. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt. Additionally, in June 2016, the Company prepaid €15.0 million on the Euro Term Loan B.
Working capital, excluding cash, was $318.1 million as of May 31, 2016, a decrease of $16.1 million from August 31, 2015. The primary reasons for the decrease in working capital from August 31, 2015 include a decrease of $8.8 million in accounts receivable, a decrease of $27.7 million in inventory, and an increase of $10.8 million in other accrued liabilities mostly offset by a decrease in accounts payable of $9.1 million, a decrease of $9.2 million in accrued payroll, taxes and related benefits, and an increase of $12.6 million to prepaid expenses and other current assets.
Capital expenditures for the nine months ended May 31, 2016 were $34.6 million compared with $32.7 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	May 31, 2016	August 31, 2015
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	39,370	34,921
Total capacity from credit lines	$339,370	$334,921
Availability:
Revolving Facility	$286,582	$298,574
Foreign short-term lines of credit	29,020	25,999
Total available funds from credit lines	$315,602	$324,573
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $20.8 million and $8.9 million as of May 31, 2016 and August 31, 2015, respectively, and issued letters of credit of $3.0 million and $1.4 million as of May 31, 2016 and August 31, 2015, respectively.
During the three and nine months ended May 31, 2016, the Company declared and paid quarterly cash dividends of $0.205 and $0.615, respectively, per share to common stockholders. The total amount of these dividends was $6.0 million and $18.0 million, respectively. During the three and nine months ended May 31, 2016, the Company declared and paid quarterly cash dividends of $15.00 and $45.00, respectively, per share to special stockholders. The total amount of these dividends was $1.8 million and $5.6 million, respectively.

For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company did not repurchase any common or special stock during fiscal 2016. The Company repurchased 109,422 shares of common stock in the first quarter of fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of May 31, 2016, shares valued at $51.7 million remain authorized for repurchase.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income decreased by $9.7 million during the nine months ended May 31, 2016 primarily due to the strengthening of the U.S. dollar against various foreign currencies.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, reduce outstanding debt, pursue acquisitions, and repurchase shares.
Contractual Obligations
As of May 31, 2016, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Company’s outstanding commercial commitments as of May 31, 2016 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2016.
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

Item 4 – Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of the Company’s CEO and CFO, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period. Based on that evaluation, the Company’s CEO and CFO concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of May 31, 2016. In light of the material weaknesses in internal control over financial reporting, we completed additional substantive procedures, including validating the completeness and accuracy of the underlying data, prior to filing this Form 10-Q.
A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses in our internal controls, which relates to information technology applications at certain of our recently acquired Citadel locations, are as follows:

•
Program Change Management - The Company did not design and maintain sufficient controls to ensure that all information technology program and data changes impacting financial IT applications and accounting records were authorized, adequately tested for accuracy and appropriately implemented.

•	Logical Access to Programs and Data - The Company did not design and maintain sufficient user access controls to prevent unauthorized access to financial applications and data.
These deficiencies did not result in a material misstatement to the consolidated financial statements; however, the deficiencies could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these deficiencies constitute a material weakness.
Management’s Remediation Initiatives
Our management has been actively engaged in developing and implementing remediation plans to address the material weakness in our internal control over financial reporting described above. The remediation efforts, which are in process and expected to be implemented around the information technology applications and infrastructure at certain of our recently acquired Citadel locations, include the following:

•	Improve program change management control activities and policies including processes to maintain sufficient documentation evidencing the execution of these policies.

•	Implement additional procedures to better capture and monitor changes to relevant financial applications and data.

•
Improve the design and operation of control activities and procedures associated with user and administrator access to the affected information systems, including both preventive and detective control activities.

•	Educate and re-train control owners regarding risks, controls and maintaining adequate evidence.

•	Clarify and communicate appropriate roles and responsibilities for controls and systems for both information technology and business users.
b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal controls over financial reporting as described above. However, our remediation efforts were not complete as of May 31, 2016. Other than management’s remediation initiatives disclosed above, there were no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the nine months ended May 31, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2015, except as disclosed below:
Lucent Matter
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics, as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “defendants”). The complaint alleges breach of contract, indemnification, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment and violations of blue sky laws in Illinois, Ohio, California and Indiana. All defendants are accused of civil conspiracy. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking the costs and attorneys' fees for bringing suit.
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
The Company did not repurchase any shares of common stock during the third quarter of fiscal 2016, as the Board indefinitely suspended the 10b5-1 plan during the fourth quarter of fiscal 2015. Shares valued at $51.7 million remain authorized for repurchase as of May 31, 2016. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
Items 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on July 7, 2015).

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

4.2
First Supplemental Indenture, dated as of June 1, 2015, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015).

4.3
Registration Rights Agreement, dated as of May 26, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2015).

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

Date:	June 28, 2016