Form 10-K
period 2016-08-31
SCHULMAN A INC
filed 2016-10-26
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2016
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
As of February 29, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $693,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,441,860 shares of common stock, $1.00 par value, at October 21, 2016.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

Introduction

A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) was founded as an Ohio corporation in 1928 by Alex Schulman in Akron, Ohio as a processor of rubber compounds. During those early days, when Akron, Ohio was known as the rubber capital of the world, Mr. Schulman saw opportunity in taking existing rubber products and compounding new formulations to meet underserved market needs. As the newly emerging science of polymers began to make market strides in the early 1950s, A. Schulman was there to advance the possibilities of the technology, leveraging its compounding expertise into developing solutions to meet exact customer application requirements. The Company later expanded into Europe, Latin America and Asia, establishing manufacturing plants, innovation centers and sales offices in numerous countries. The Company changed its state of incorporation to Delaware in 1969 and went public in 1972. Today, A. Schulman, Inc. is an international supplier of high-performance plastic formulations, resins, and services and provides innovative solutions to meet its customers' demanding requirements through proprietary and custom-formulated products. The Company's customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. Recent acquisitions are aimed to provide for a more specialized portfolio while strengthening the Company's core businesses serving customers across a broader set of markets.

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

On June 1, 2015, the Company acquired all of the issued and outstanding shares of HGGC Citadel Plastics Holdings, Inc. ("Citadel"), a privately held portfolio company of certain private equity firms, for approximately $801.6 million. Citadel is a plastics materials science business that produces Engineered Composites and Engineered Plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expanded the Company's presence substantially, especially in the North America Engineered Plastics markets as well as balancing the global geographic footprint and gave the Company a second growth platform with its industry-leading, added-value specialty Engineered Composites business. The acquisition enhanced the Company's existing portfolio and presented attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas.

Product Families

Globally, the Company operates in six product families: (1) Custom Performance Colors, (2) Engineered Composites, (3) Masterbatch Solutions, (4) Engineered Plastics, (5) Specialty Powders and (6) Distribution Services.

Custom Performance Colors

Custom Performance Colors ("CPC") offers powdered, pelletized, and liquid color concentrates that are custom-designed to enhance virtually all thermoplastic resins. These concentrates are available separately, or can be combined with additives as a complete package providing additional functionality such as weather resistance. In many instances, the Company’s products are designed to deliver multiple attributes to meet customer needs. During fiscal 2016, the CPC product family provided 7% of the Company's consolidated net sales.

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

Engineered Composites

Engineered Composites are comprised of highly filled compounds which include thermoset bulk molding compounds ("BMC"), sheet molding compounds ("SMC"), thick molding compounds ("TMC"), and high performance "Quantum" Engineered Structural Composites ("ESC") solutions for multi-national original equipment manufacturers and custom molders that use these products in injection and compression molding processes. Additionally, Engineered Composites include vertically integrated molding and value-added post molding services. The Company first began supplying Engineered Composites on a global basis through its acquisition of Citadel in June 2015. During fiscal 2016, the Engineered Composites product family provided 8% of the Company's consolidated net sales.

Engineered Composites products primarily serve customers in the mobility, industrial, building & construction, sports & leisure, consumer, electrical, energy & safety industries where their high strength-to-weight ratio, dimensional stability, chemical resistance and high temperature performance is required. Engineered Composites product offering also include carbon fiber compounds; chopped and continuous “Forged Preg” materials used by customers seeking to make their products lighter and stronger such as in automotive and aerospace. Additional features of the Company’s Engineered Composites products include qualities such as thermal and electrical conductivity, impact resistance, corrosion resistance and design flexibility.

The Company supplies Engineered Composites products to its customers through its global network of nine manufacturing facilities including an Innovation and Collaboration Center in Bay City, Michigan. Using a partnership approach with its customers, the Engineered Composites segment provides tailored solutions that enable its customers to maintain a competitive advantage in the markets in which they operate. Engineered Composites products are utilized in a wide range of applications such as automotive forward lighting, engine covers, roof bows, aircraft interior stow bins, electrical circuit breakers, oil and gas downhole fracking tool components, drain pans for HVAC units and heavy trucks, as well as heavy machinery structural parts.

Masterbatch Solutions

Masterbatches, which are also referred to as concentrates, are often the key ingredient in a successful application product formula. Masterbatches are combined with polymer resins by the Company’s customers at the point-of-process to provide a unique property portfolio that meets needed performance criteria for a given product application. During fiscal 2016, the Masterbatch Solutions product family provided 28% of the Company's consolidated net sales.

The Company first began supplying masterbatches through its application development center in Bornem, Belgium in the early 1960s. Since then, the Company has expanded its presence in Masterbatch Solutions globally. Recent acquisitions have broadened the Company’s product offerings in the high-quality masterbatch markets, provided capacity, flexibility and efficiency to advance our growth in targeted markets, and reduced dependence on large volume, commodity-type automotive applications. The Company’s manufacturing facilities and Innovation and Collaboration Centers are strategically positioned around the world to ensure that the Company meets the local and regional needs of its customers.

The Company's Masterbatch Solutions product offerings include:

•	Concentrates designed to improve the performance, appearance, and processing of plastics for intended applications such as white color, calcium carbonate concentrates and carbon black, among others;

•
Additive solutions to enhance performance such as antibacterial, flame retardants, ultra-violet (“UV”), anti-fog, anti-static, barrier (optimal heat and light transmittance), antioxidants (protection of foods) and processing (foaming agents, slip, process aids, release agents, and anti-blocking) properties; and

•	Application solutions that have a reduced impact on the environment such as those that minimize the use of plastics or incorporate the use of either recycled plastics or renewable-based polymers.

Film for agricultural and packaging applications continues to be a primary focus for these products. The Company’s film additives for food packaging are valued for their performance and cost benefits, and are commonly used in biaxially oriented films, biaxially oriented polypropylene, and biaxially oriented polyethylene terephthalate which are critical for protective packaging of shelf ready foods, snack foods, candy, as well as various consumer products and industrial applications. The Company also provides solutions for agriculture films, offering additives that provide UV control, barrier, and anti-fog solutions among others which increases yields and reduces waste.

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

Engineered Plastics

Engineered Plastics provide unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer specifications for durable applications. The Company’s products are often developed to replace metal or other traditional materials. During fiscal 2016, the Engineered Plastics product family provided 36% of the Company's consolidated net sales.

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

Specialty Powders

Specialty Powders includes size reduction services and material sales for applications such as rotational molding, oil and gas, sports and leisure, and other markets. During fiscal 2016, the Specialty Powders product family provided 10% of the Company's consolidated net sales.

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

The Company supplies customers in the rotational molding market, while utilizing its compounding expertise and global footprint to add value in Specialty Powders (which includes custom size reduction service applications such as powder coatings, oil field services, cosmetic applications and additive manufacturing/3D printing). Specialty Powders products for the rotational molding markets include compounded resin powders for applications such as gas and storage tanks, high-end recreation and sport coolers, kayaks, playground slides, and other large applications.

The Company's Specialty Powders product portfolio includes:
•Compound colors offered in customized colors and specialty effects;
•Compounds and cross-linkable resins developed specifically for the rotational molding process; and
•Specialty Powders for the oil and gas industry.

Distribution Services

As a distributor, the Company works with leading global polymer producers to assist in servicing market segments that are not easily accessible to these producers, or does not fit into these producers' core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and resells producer grade polymers to our customers, providing sales, marketing and technical services where required. During fiscal 2016, the Distribution Services product family provided 11% of the Company's consolidated net sales.

The Company leverages its global supply relationships to fill customer needs around the world for a variety of olefinic and non-olefinic resins, as well as selected styrenics and engineering plastics. This consumption of large quantities of base resins also helps support the customers of our other product families by providing purchasing leverage to help keep costs down and providing reliable, convenient access to bulk resin supplies to customers.

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

On June 11, 2012, A. Schulman International, Inc. entered into a 50-50 joint venture with National Petrochemical Industrial Company ("NATPET") of Jeddah, Saudi Arabia, a subsidiary of Alujain Corporation, a Saudi Stock Exchange listed company to form Natpet Schulman Specialty Plastic Compounds Co, which is not consolidated by A. Schulman, Inc. The venture will produce and globally sell polypropylene compounds from a compounding plant which is being built in Yanbu, Saudi Arabia. The venture is expected to be operational in late fiscal 2017.

On September 6, 2013, A. Schulman Plastics Malaysia and SCG Chemicals Company, Ltd. formed a venture, SCG ICO Polymers Co., Ltd. in which A. Schulman owns a 13% interest. This venture is not consolidated by A. Schulman, Inc. The venture was formed in Thailand to manufacture rotomolding powders and rotomolding compound granules and market and sell these products in the Asia Pacific region.

Employee Information

As of August 31, 2016, the Company had approximately 4,800 employees. Approximately 30% of the Company’s employees are represented by various unions under collective bargaining agreements, primarily outside of the United States.

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

Research and development expenses totaled $19.8 million, $17.8 million, and $16.9 million in fiscal years 2016, 2015, and 2014, respectively, related to certain activities performed by manufacturing facilities, innovation and application centers, and analytical laboratories that contribute to the development and significant enhancement of the Company's current and new products and processes. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

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

Dependence on Customers

During the year ended August 31, 2016, the Company’s five largest customers accounted in the aggregate for less than 10% of net sales. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business.

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

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three-year period ended August 31, 2016 appears in Note 14 of the Company's audited consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks related to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience during the past five years and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo: Age 71; Chairman, President and Chief Executive Officer of the Company since August 2016. Previously, Mr. Gingo served as Chairman since 2008, and President and Chief Executive Officer from 2008 to 2014. Prior to 2008, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41-year tenure at The Goodyear Tire & Rubber Company.

Joseph J. Levanduski: Age 54;     Executive Vice President and Chief Financial Officer of the Company since June 2011. Mr. Levanduski also served as Chief Accounting Officer of the Company from July 2013 until April 2015 and Treasurer from June 2011 until April 2013. Previously, Mr. Levanduski was with Hawk Corporation, a supplier of friction materials and motorsports components, for approximately 15 years, where he held various financial roles before becoming Senior Vice President and Chief Financial Officer. Effective October 31, 2016, Mr. Levanduski will step down as Executive Vice President and Chief Financial Officer and leave the Company.

Gary A. Miller: Age 70; Executive Vice President, Chief Operating Officer of the Company since August 2016. Prior to that, Mr. Miller served as the Company's Global Supply Chain and Chief Procurement Officer since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company, a global tire manufacturing company, since 1992.

Derek R. Bristow: Age 56; Senior Vice President and General Manager – APAC since May 2010. Mr. Bristow formerly was President – Europe of ICO, Inc., which was acquired by the Company in April 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

Andreas K. Günther: Age 53; Executive Vice President and Chief Human Resources Officer since July 2016. Mr. Günther joined A. Schulman in 2011 as its Human Resources Director EMEA. Most recently, he served as Human Resources Director Americas and Vice President of Global Human Resources Operations since 2014. He has more than 20 years of experience in human resources, having held positions for the European operations of several major companies, including W.R. Grace & Co., Hydro Aluminum Metal Products, Delphi Automotive Systems, and Ford of Germany.

Andrean R. Horton: Age 42; Executive Vice President and Chief Legal Officer since September 2016. Ms. Horton joined A. Schulman in 2010 as its Senior Corporate Counsel, Americas. Ms. Horton was promoted to Senior Corporate Counsel, USCAN and LATAM and Assistant Secretary in April 2015 and to Vice President, Secretary and Assistant General Counsel in April 2016.

Heinrich Lingnau: Age 54; Senior Vice President and General Manager – EMEA since April 2013. Previously, Mr. Lingnau was the regional business leader for the Masterbatch Solutions product family and he has held various management-level positions with the Company's EMEA operations since 1999.

Timothy J. McDannold: Age 54; Vice President, Treasurer and Director of Risk Management of the Company since April 2013. Previously, Mr. McDannold served in various global management roles, including Vice President and Treasurer, and Vice President of Global Business Services for Diebold, Incorporated, an integrated self-service solutions, security systems and services corporation, since 1988.

Gustavo S. Perez: Age 52; Senior Vice President and General Manager – LATAM since July 2014. Mr. Perez was Vice President and General Manager – Americas from July 2010 to June 2013. Mr. Perez previously served as the General Manager of Masterbatch Solutions for the Company’s North America operations and has been with the Company since 1995, serving in a variety of management positions.

John W. Richardson: Age 71; Executive Vice President – Finance since October 2016. Mr. Richardson most recently served as Chief Financial Officer at Qwest Communications International in 2008, having joined the company in 2003 as Senior Vice President & Controller and also serving as Chief Accounting Officer. Mr. Richardson had previously served in progressively senior financial roles at Goodyear Tire & Rubber Company, including Vice President - Corporate Finance and Chief Accounting Officer, and as Chairman and General Manager of the company's British subsidiary, spanning a 35-year career at Goodyear. Mr. Richardson is to succeed Joseph J. Levanduski as the Company's Chief Financial Officer in November 2016.

Frank Roederer: Age 42; Senior Vice President and General Manager of the Company’s United States and Canada (“USCAN”) business since August 2016 and General Manager of the Global Engineered Composites (“EC”) business since November 2015. Mr. Roederer has held various global positions of increasing responsibility since being named the Company’s Specialty Powders business unit leader in 2013.

Rainer R. Schewe: Age 53; Executive Vice President and Chief Supply Chain Officer. Mr. Schewe oversees all of the Company’s procurement, manufacturing and supply chain functions around the world. A 25-year veteran of A. Schulman, Mr. Schewe served the Company in a variety of roles including product development, manufacturing, and operations. Most recently he served as Vice President, Custom Performance Colors in EMEA and oversaw the Company’s operations in Germany and Austria. Mr. Schewe joined the Company as an engineer in the analytical laboratory in Kerpen, Germany.

Stacy R. Walter: Age 54; Executive Vice President, Internal Audit of the Company since April 2013. Ms. Walter has served as the Director of Internal Audit for the Company from June 2006 until April 2013 and Sarbanes-Oxley Audit Manager from 2005 until 2006.

Kristopher R. Westbrooks: Age 38; Vice President, Chief Accounting Officer and Corporate Controller of the Company since April 2015. Mr. Westbrooks served as the Corporate Controller of the Company from July 2013 to April 1, 2015. Mr. Westbrooks served as Senior Manager – Global Corporate Controlling & Reporting of the company from March 2013 until July 2013 and Assistant Corporate Controller from May 2011 until March 2013. Previously Mr. Westbrooks served as Global Accounting Consultation Manager and Senior Financial Analyst for The Procter & Gamble Company, a multinational manufacturer of consumer goods, from April 2009 until May 2011.

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
Risks Relating to Economic and Market Conditions
Our sales, profitability, operating results and cash flows are sensitive to global, regional, or industry economic conditions, financial markets and cyclicality, and could be adversely affected during economic downturns or financial market instability.
The business of our customers can be cyclical in nature and sensitive to changes in general, regional, or industry economic conditions. Deterioration in our customers’ financial position can adversely affect our sales and profitability. Historically, downturns in general, regional, or industry economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, either generally or within a certain region or industry, as the case may be, and we may experience similar problems in the future. Recent global economic conditions have caused, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary or slow growth period, each of which may materially adversely affect our customers’ access to capital. Turbulent global economic conditions or significant changes in conditions pertaining to a certain region or industry, even without a sustained downturn, may limit our customers’ access to capital or otherwise impair their creditworthiness, which could inhibit their ability to purchase our products or affect their ability to pay for products that they have already purchased from us. Such challenges can affect our ability to collect customer receivables on the intended terms and amounts. In addition, downturns in our customers’ industries, such as the oil and gas industry, even during periods of generally strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.
Although no one customer currently accounts for a significant portion of our sales, we are exposed to certain industries such as mobility, oil and gas, appliances and construction. Economic challenges which more significantly affect such particular industries may directly reduce demand for our products by customers within such industries. Financial difficulties or significant production slowdowns by major original equipment manufacturers ("OEM") could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay. Similarly, financial difficulties or significant production slowdowns by major upstream producers who use our products or have customers that use their products, could directly affect their ability to pay and have a cascading effect on the Company.
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
We rely upon good relationships with a number of different suppliers, vendors and distributors. If our relationships with these parties were to deteriorate or if a number of these parties should elect to discontinue doing business with us, our business operations could be adversely affected. Failure of counterparties to perform under the terms and conditions of contractual arrangements may adversely affect our business.
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

An impairment of goodwill and other assets would negatively impact our financial results.
At least annually, we perform an impairment test for goodwill. Under current accounting guidance, if the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. As of August 31, 2016, our goodwill balance was $257.8 million after recognition of an impairment charge of $360.7 million during fiscal 2016. Any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company’s results of operations.
Additionally, we review our long-lived assets, including intangible assets, for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. During the fourth quarter of 2016, we recognized an impairment charge of $41.0 million related to our long-lived assets. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Any determination requiring the write-off of a significant portion of long-lived assets could negatively impact the Company's results of operations.
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
Risks Associated With Acquisitions, Divestitures and Other Transactions
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
During the past several fiscal years, we have acquired multiple businesses, including most recently Citadel, and we may continue to acquire other businesses, intended to complement or expand our business. The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both the Company and the acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

•	employees may voluntarily or involuntarily exit the Company because of the acquisitions;

•	our management team may have its attention diverted while trying to integrate the acquired companies;

•	we may encounter obstacles when incorporating the acquired operations into our operations and management and achieving intended levels of manufacturing quality;

•	differences in business backgrounds, corporate cultures and management philosophies;

•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition;

•	integration may be more costly or more time consuming and complex or simply less effective than anticipated;

•	we may discover previously undetected operational or other issues, such as fraud; and

•	the acquired operations may not otherwise perform as expected or provide expected results.
Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the acquisition.
We may fail to realize all of the anticipated benefits of acquisitions or divestitures, which could reduce our anticipated profitability.
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
From time to time, we may divest certain businesses, product lines or assets, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations. If we decide to divest a business, product line or assets, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the business, product line or assets that we want to dispose of, or we may dispose of the business, product line or assets at a price or on terms that are less favorable than we had anticipated.
We may experience difficulties in completing intended acquisitions, divestitures, and new ventures, particularly those in foreign jurisdictions.
We may acquire other businesses, divest certain businesses, or form new ventures intended to complement or expand our business, both in the U.S. and in foreign jurisdictions, although, we may experience delays and other challenges in completing such acquisitions, divestitures and ventures within our anticipated time frames which are difficult to predict, particularly in foreign jurisdictions. If such acquisitions, divestitures or ventures are not completed within anticipated time frames, or are not completed successfully, our results of operations and financial condition could be adversely affected.
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
We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could have a material adverse effect on our operations and result in material misstatements in our financial statements.
As described in "Item 9A. Controls and Procedures", we have concluded that our internal control over financial reporting was ineffective as of August 31, 2016 because material weaknesses existed in our information technology applications at certain of our acquired Citadel locations and our European shared service center, specifically related to segregation of duties and certain controls not operating effectively within the procure to pay and revenue processes. If we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information, which could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.
We may be required to adopt accounting or financial reporting standards and the ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.
We will be required to adopt new or modified accounting or financial reporting standards that are different than current accounting principles generally accepted in the United States of America. The impact and cost of implementation of new standards could impact our business, financial condition or results of operations.
Risks Relating to Our Debt
Our current debt position could adversely affect our financial health and prevent us from fulfilling our financial obligations.
After completing the Citadel acquisition in fiscal 2015, the Company has significant debt service obligations. As of August 31, 2016, the Company has outstanding debt of $955.0 million. Our current debt position could have significant consequences. For example, it could:

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
We and our subsidiaries may be able to incur substantial additional debt in the future if a financing need arises and other forms of funding, such as equity, are not available to the Company. The terms of the indenture and the credit agreement will restrict, but will not completely prohibit, us from doing so. As of August 31, 2016, the Company has $279.1 million of undrawn availability under the revolving credit facility, all of which would be secured debt. In addition, the indenture will allow us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors. The indenture will also allow us to incur certain other additional secured debt. The indenture will allow our non-guarantor subsidiaries, which will include our foreign subsidiaries, to incur additional debt, which debt (as well as other liabilities at any such subsidiary) would be structurally senior to the notes. In addition, the indenture will not prevent us from incurring certain other liabilities that do not constitute indebtedness (as defined in the indenture). If debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We may not be able to generate sufficient cash to service all of our debt, including the notes, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
As of August 31, 2016, the Company has cash and cash equivalents of $35.3 million. In addition, we have access to a revolving credit facility of $300.0 million, with $279.1 million available as of August 31, 2016. Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the notes.
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

We could incur additional interest expense if we are not able to register our $375 million aggregate principal amount of 6.875% Senior Notes due 2023 in a timely manner.
On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). The Notes were sold on May 26, 2015 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") for 540 days from issuance. If the Notes have not been registered by the 540th day, the Company will incur additional interest expense in the amount of 0.25% per annum during the 90-day period immediately following the occurrence of any Registration Default. Additional interest expense shall increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall the aggregate increase in such annual interest rate exceed 1.00%. As of August 31, 2016, the Notes had not been registered under the Securities Act. The Company expects to file for registration shortly after the filing of the 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table indicates the location of each of the Company’s 54 manufacturing facilities, the projected annual manufacturing capacity for fiscal 2017 and approximate floor area, including warehouse and office space and the segment that is principally supported by such plants as of August 31, 2016. The following locations are owned or leased by the Company:

Location	Approximate Annual Capacity (lbs.)(1)		Approximate Floor Area (Square Feet)
	(In thousands)
Akron, Ohio	84,800	(2)	182
Allentown, Pennsylvania	32,000		128
Bedford, Virginia	90,000		30
Carpentersville, Illinois	10,000		118
China, Texas	104,000		137
East Chicago, Indiana	68,000		73
Evansville, Indiana	269,300	(3)	434
Fontana, California	40,000		46
Franklin, Tennessee	6,100		56
Geulph, Canada	15,700		75
Grand Junction, Tennessee	20,000		88
Houston, Texas	44,400		70
La Porte, Texas	230,000		252
North Canton, Ohio	4,800		48
Plymouth, Indiana	6,000		44
Worcester, Massachusetts	27,000		192
Total USCAN Segment	1,052,100		1,973
Buenos Aires, Argentina	19,200		39
San Luis Potosi, Mexico	103,300		187
Sumare, Brazil	51,600		122
Total LATAM Segment	174,100		348
Astorp, Sweden	7,100		27
Bellignat, France	13,900		70
Bornem, Belgium	133,800		455
Budapest, Hungary	1,100		45
Castellon, Spain	37,500		111
Crumlin Gwent, South Wales, United Kingdom	25,400		106
Gainsborough, United Kingdom	60,600		68
Givet, France	282,200		241
Gorla Maggiore, Italy	51,600		166
Kerpen, Germany	152,100		445
Opglabbeek, Belgium	5,500		34
Plock, Poland	5,700		49
s-Gravendeel, The Netherlands	90,400		172
Saint Germain Laval, France	57,300		76
Savigny, France	8,800		27
Warrington, United Kingdom	37,800		67
Total EMEA Segment	970,800		2,159
Batu Pahat, Malaysia	38,800		62

Braeside, Australia	11,700	45
Changshu, China	6,600	48
East Java, Indonesia	34,400	136
Guangdong Province, China	83,800	156
Johor, Malaysia	55,100	121
Vadodara, India	31,600	488
Total APAC Segment	262,000	1,056
Bay City, Michigan	1,800	51
Geneva, Ohio	10,500	125
Hamburg, Germany	33,100	31
Juarez, Mexico	19,800	32
Mexico City, Mexico	18,200	32
North Kingsville, Ohio	75,900	288
Perrysburg, Ohio	77,500	49
Rio Claro, Brazil	29,400	69
West Chicago, Illinois	24,000	76
Total EC Segment	290,200	753
Total	2,749,200	6,289

The Company considers each of the foregoing facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)
The approximate annual capacity for fiscal 2017 set forth in this table is an estimate of practical capacity that is based upon several factors. It is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product.

The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

(2)	Akron, Ohio includes two manufacturing facilities.

(3)	Evansville, Indiana includes three manufacturing facilities: one from the acquisition of the Specialty Plastics business of Ferro Corporation and two from the acquisition of Citadel.

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

In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial position of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. See further discussion of legal proceedings in Note 17, Contingencies and Claims, of this Annual Report on Form 10-K

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not considered probable that a liability has been incurred or not possible to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve would be recognized until that time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART    II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” As of October 21, 2016, there were 511 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 21, 2016 was $28.43.
The quarterly high and low closing stock prices are presented in the table below:

	Fiscal 2016	Fiscal 2015
Common stock price range	High - Low	High - Low
1st Quarter	$38.51 - 30.45	$39.05 - 29.46
2nd Quarter	$34.17 - 21.49	$42.96 - 33.36
3rd Quarter	$29.29 - 24.10	$48.40 - 40.94
4th Quarter	$30.11 - 21.17	$46.18 - 32.51

The quarterly cash dividends declared are presented in the tables below:

Cash dividends per share on common stock	Fiscal 2016	Fiscal 2015
1st Quarter	$0.205	$0.205
2nd Quarter	0.205	0.205
3rd Quarter	0.205	0.205
4th Quarter	0.205	0.205
Total	$0.820	$0.820

Cash dividends per share on convertible special stock	Fiscal 2016	Fiscal 2015
1st Quarter	$15.00	$—
2nd Quarter	15.00	—
3rd Quarter	15.00	$14.50
4th Quarter	15.00	15.00
Total	$60.00	$29.50

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time and replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014. The Company did not repurchase any common or special stock during fiscal 2016. The Company repurchased 109,422 shares of common stock under the Program in fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of August 31, 2016, shares valued at $51.7 million remain authorized for repurchase. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1plan.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2016(1)	2015(1)	2014(1)	2013	2012
	(In thousands, except per share data)
Net sales	$2,496,005	$2,392,225	$2,446,998	$2,133,402	$2,081,272
Cost of sales	2,095,085	2,031,215	2,116,990	1,852,223	1,802,029
Asset impairment	401,667	—	104	1,873	3,393
Other costs and expenses	366,532	335,308	258,292	226,286	211,041
Other income and gains	(774)	(2,728)	(720)	(712)	(2,018)
Total costs and expenses, net	2,862,510	2,363,795	2,374,666	2,079,670	2,014,445
Income (loss) from continuing operations before taxes	(366,505)	28,430	72,332	53,732	66,827
Provision (benefit) for U.S. and foreign income taxes	(8,640)	499	18,542	19,733	13,918
Income (loss) from continuing operations	(357,865)	27,931	53,790	33,999	52,909
Income (loss) from discontinued operations, net of tax	1,861	(133)	3,202	(6,671)	(860)
Net income (loss)	(356,004)	27,798	56,992	27,328	52,049
Noncontrolling interests	(1,118)	(1,169)	(799)	(1,229)	(1,162)
Net income (loss) attributable to A. Schulman, Inc.	(357,122)	26,629	56,193	26,099	50,887
Convertible special stock dividends	7,500	2,438	—	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$(364,622)	$24,191	$56,193	$26,099	$50,887

Total assets	$1,757,681	$2,351,711	$1,512,484	$1,238,342	$1,193,767
Long-term debt	$929,591	$1,045,349	$339,546	$207,435	$174,466
Total equity	$168,360	$592,735	$536,451	$514,744	$507,689

Weighted-average number of shares outstanding:
Basic	29,300	29,149	29,061	29,260	29,389
Diluted	29,300	29,483	29,362	29,337	29,549

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(12.51)	$0.83	$1.82	$1.12	$1.76
Income (loss) from discontinued operations	0.07	—	0.11	(0.23)	(0.03)
Net income (loss) available to A. Schulman, Inc. common stockholders	$(12.44)	$0.83	$1.93	$0.89	$1.73

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(12.51)	$0.83	$1.80	$1.12	$1.75
Income (loss) from discontinued operations	0.07	(0.01)	0.11	(0.23)	(0.03)
Net income (loss) available to A. Schulman, Inc. common stockholders	$(12.44)	$0.82	$1.91	$0.89	$1.72

Cash dividends per common share	$0.82	$0.82	$0.80	$0.78	$0.72
Cash dividends per share of convertible special stock	$60.00	$14.50	$—	$—	$—

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

◦Summary of our business and the markets in which we operate;
◦Key trends, developments and challenges; and
◦Significant events during the current fiscal year.

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items such as costs related to acquisitions and integration, restructuring and related expenses, asset impairments and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends.

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

On June 1, 2015, the Company acquired HGGC Citadel Plastic Holdings, Inc. ("Citadel"), a specialty engineered plastics company that produces thermoset composites and thermoplastic compounds for specialty product applications. The thermoset composites business, or engineered composites, is unique to the Company's legacy product families. Based on the structure of the business and an evaluation of how the Chief Operating Decision Maker ("CODM") makes decisions, assesses performance and allocates resources, in fiscal 2015 the Company added a global reportable segment and product family, Engineered Composites, which has operations in the U.S., Mexico, Brazil, Germany and a joint venture in China. The thermoplastic compounds business, or engineered plastics, is similar to the Company's existing operations in the United States & Canada segment and is therefore incorporated into the Company's existing Engineered Plastics product family within the geographical United States & Canada segment.

The CODM makes decisions, assesses performance and allocates resources by the following reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	United States & Canada ("USCAN"),

•	Latin America ("LATAM"),

•	Asia Pacific ("APAC"), and

•	Engineered Composites ("EC").

The Company has approximately 4,800 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in six product families: (1) Custom Performance Colors, (2) Engineered Composites, (3) Masterbatch Solutions, (4) Engineered Plastics, (5) Specialty Powders and (6) Distribution Services.

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

•
Continuous Improvement. The Company's Six Sigma Black Belt and Green Belt associates continue to look for ways to improve our processes and optimize our performance. We remain determined to control and manage our selling, general and administrative expenses, especially in developed markets. In fiscal 2015, the Company initiated the Manufacturing for Success program in USCAN to strengthen organizational development, cross functional activities, operational effectiveness and footprint optimization. In fiscal 2016, the Manufacturing for Success program was expanded globally.

Lucent Matter

As previously noted, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries from certain private equity firms for $801.6 million. In August 2015, the Company identified quality reporting issues affecting certain product lines at two manufacturing facilities located on Lynch Road in Evansville, Indiana. Both facilities are a part of Lucent Polymers, Inc. (“Lucent”), an indirect wholly-owned subsidiary of Citadel which was acquired as part of the Citadel acquisition. Specifically, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers with respect to certain products using recycled or reclaimed raw materials. The Company also discovered inaccuracies in materials provided by Lucent employees to an independent certification organization with respect to such products.

The Company took immediate decisive actions following its initial discoveries, including implementing protocols designed so that future shipments of products meet customer specifications and customer certification requirements, entering into discussions and exploring different certification standards with customers and other third parties. The Company has notified and is working with affected customers to deliver accurate certifications with respect to products going forward. In addition, the Company has notified and is cooperating with Underwriter Laboratories to institute necessary corrective action. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the write-off of certain finite-lived intangible assets during the fourth quarter of 2016. For further details, refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for additional details.

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

To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers.

The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results for fiscal 2016:

Year Ended August 31, 2016
(In thousands)
Inventory rework, remediation actions, and investigative costs	$5,423
Recurring additional costs to produce product to customer specifications	4,737
Total Lucent remediation costs	10,160
Litigation related costs	1,838
Total Lucent matter costs	$11,998

As no customer or other parties have initiated recalls, or have made material claims against the Company or its subsidiaries from the date we identified this issue in August 2015 through the date of filing, we are currently unable to conclude that losses related to these matters are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.

In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of August 31, 2016, approximately $31.0 million remained in such indemnity escrow.

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

Significant Events

The following items represent significant events during fiscal year 2016:

1.
Global Expansion. The Company intends to expand its production and technological capabilities in Turkey and Saudi Arabia through continued progress in production facility investments, as previously announced. Additionally, in April 2016, the Company announced that it opened a new plant in Changshu, China to accommodate an increase in demand in custom performance color products.

2.
Restructuring Plans. During fiscal 2016, the Company announced restructuring actions that will further optimize its back-office and support functions as well as consolidate its manufacturing footprint. The Company expects to reduce headcount by approximately 110 from its fiscal 2016 plans and realize annual savings of approximately $20.2 million from all of the restructuring plans. Additionally, the Company closed three manufacturing facilities in Evansville, Indiana and expects to close a fourth facility by the end of calendar 2016.

3.
Impairments. During the fourth quarter of fiscal 2016, the Company incurred goodwill impairment charges of $360.7 million within the USCAN EP, EC and EMEA SP reporting units and $34.5 million of intangible asset impairment charges within the USCAN and EC segments. As of August 31, 2016, our goodwill and intangible asset balances were $257.8 million and $362.6 million, respectively.

4.
CEO Transition. On August 18, 2016, Joseph M. Gingo was appointed as the Company’s President and Chief Executive Officer, in addition to retaining his duties as Chairman of the Company's Board of Directors, succeeding Bernard Rzepka. Mr. Gingo was previously the Company's President and Chief Executive Officer from 2008 through 2014.

Results of Operations

FISCAL YEAR 2016 COMPARED WITH FISCAL YEAR 2015

The Company uses net sales to unaffiliated customers, segment gross profit and segment operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. The following discussion regarding the Company’s segment gross profit and segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, please refer to Note 14, Segment Information, of this Annual Report on Form 10-K.
Segment Information

	Year Ended August 31,
					Favorable (unfavorable)
EMEA	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,219,294	1,253,239	(33,945)	(2.7)%
Net sales	$1,239,963	$1,339,355	$(99,392)	(7.4)%	$(66,477)	(2.5)%
Segment gross profit	$178,376	$189,860	$(11,484)	(6.0)%	$(8,398)	(1.6)%
Segment gross profit percentage	14.4%	14.2%
Segment operating income	$76,576	$78,313	$(1,737)	(2.2)%	$(3,142)	1.8%
Price per pound	$1.017	$1.069	$(0.052)	(4.9)%	$(0.054)	0.2%
Segment operating income per pound	$0.063	$0.062	$0.001	1.6%	$(0.002)	4.8%

EMEA net sales for the year ended August 31, 2016 were $1,240.0 million, a decrease of $99.4 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $66.5 million, net sales decreased by 2.5%, primarily due to decreased volumes in the Distribution Services and Specialty Powders product families of 11.0% and 8.1%, respectively, as customer purchases decreased due to uncertainty in the future of petroleum-based commodity prices. This decrease was partially offset by higher volumes in the Masterbatch Solutions and Engineered Plastics product families of 2.5% and 3.1%, respectively.

EMEA gross profit was $178.4 million for the year ended August 31, 2016. Excluding the negative impact of foreign currency translation of $8.4 million, gross profit decreased by $3.1 million or 1.6% primarily due to lower volumes, as noted above, partially offset by improved product mix.

EMEA operating income for the year ended August 31, 2016 was $76.6 million, a decrease of $1.7 million, or 2.2%, compared to the prior year. Excluding the negative impact of foreign currency translation of $3.1 million, operating income increased by $1.4 million, or 1.8% due to lower SG&A expense primarily from decreased variable compensation expense.

	Year Ended August 31,
					Favorable (unfavorable)
USCAN	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	778,100	644,711	133,389	20.7%
Net sales	$691,369	$610,493	$80,876	13.2%	$(1,160)	13.4%
Segment gross profit	$115,329	$100,550	$14,779	14.7%	$(237)	14.9%
Segment gross profit percentage	16.7%	16.5%
Segment operating income	$47,062	$40,713	$6,349	15.6%	$(234)	16.2%
Price per pound	$0.889	$0.947	$(0.058)	(6.1)%	$(0.001)	(6.0)%
Segment operating income per pound	$0.060	$0.063	$(0.003)	(4.8)%	$(0.001)	(3.2)%

USCAN net sales for the year ended August 31, 2016, were $691.4 million, an increase of $80.9 million or 13.2% compared with the prior year period. During the year ended August 31, 2016, the incremental contribution of the Citadel acquisition was $171.6 million and 207.4 million pounds in net sales and volume, respectively. While Citadel provided an incremental benefit during the period, the Citadel net sales and volume decreased 16% and 14%, respectively, when compared to the same prior year period. This is due to the previously disclosed Lucent quality matter and lower demand from customers for recycled materials supplied by Citadel. The prior year period discussion for Citadel is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015.

The incremental Citadel net sales were partially offset by lower legacy volume in all product families, particularly in the Engineered Plastics, Specialty Powders and Masterbatch Solutions product families as the Company continues its focus towards a more specialty product portfolio. The agricultural equipment market within the Engineered Plastics product family experienced a decrease in customer demand due to a slowdown in the market. Additionally, due to lower oil prices, certain customers utilized internal capacity to fulfill their product requirements resulting in a decline in legacy volumes in our Masterbatch Solutions product family. Since acquiring the Citadel Engineered Plastics business, our overall sales price per pound has decreased as expected due to the nature of the acquired business which utilizes recycled materials.

USCAN gross profit was $115.3 million for the year ended August 31, 2016, an increase of $14.8 million, or 14.7%, compared to the prior year, mostly driven by the incremental gross profit from the Citadel acquisition.

USCAN operating income for the year ended August 31, 2016 was $47.1 million compared with $40.7 million in the same period last year. Operating income increased due to the above noted increase in gross profit, partially offset by incremental SG&A expenses from the Citadel acquisition of $15.9 million, which included additional intangible asset amortization expense of $8.7 million. Excluding the Citadel acquisition, SG&A expenses decreased by $7.4 million primarily due to $4.4 million of decreased compensation expense related to the benefits of restructuring activity and $2.2 million of decreased variable incentive compensation expense.

Included in USCAN segment results for the year ended August 31, 2016 are incremental Lucent costs of $4.7 million required to produce products to meet customer specifications. Additional Lucent costs excluded from segment operating income of $7.3 million include additional product and manufacturing operational costs for reworking inventory, legal and investigative costs, and dedicated internal personnel costs that would have otherwise been focused on normal operations.

	Year Ended August 31,
					Favorable (unfavorable)
LATAM	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	144,081	132,021	12,060	9.1%
Net sales	$171,650	$177,463	$(5,813)	(3.3)%	$(33,098)	15.4%
Segment gross profit	$36,886	$31,971	$4,915	15.4%	$(5,362)	32.1%
Segment gross profit percentage	21.5%	18.0%
Segment operating income	$20,268	$13,061	$7,207	55.2%	$(1,964)	70.2%
Price per pound	$1.191	$1.344	$(0.153)	(11.4)%	$(0.230)	5.7%
Segment operating income per pound	$0.141	$0.099	$0.042	42.4%	$(0.013)	55.6%

LATAM net sales for the year ended August 31, 2016 were $171.7 million compared to $177.5 million in the prior year period. Excluding the unfavorable impact of foreign currency translation of $33.1 million, net sales increased by 15.4% primarily driven by strong volume growth in Masterbatch Solutions, Engineered Plastics, and Specialty Powders product families due to the Company's successful strategic focus on certain markets and export sales within the region.

LATAM gross profit was $36.9 million for the year ended August 31, 2016, an increase of $4.9 million or 15.4% compared to the prior year. Excluding the unfavorable impact of foreign currency translation of $5.4 million, gross profit increased 32.1% compared to the prior year period, primarily due to improved product mix and operational improvements including decreased facilities' costs and labor efficiencies.

LATAM operating income for the year ended August 31, 2016 was $20.3 million compared with $13.1 million in the prior year, an increase of $7.2 million, or 55.2%. Excluding the negative impact of foreign currency translation of $2.0 million, operating income increased by $9.2 million, or 70.2% due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to savings initiatives and the favorable impact of foreign currency translation of $3.4 million.

	Year Ended August 31,
					Favorable (unfavorable)
APAC	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	178,488	178,542	(54)	—%
Net sales	$186,911	$207,781	$(20,870)	(10.0)%	$(16,484)	(2.1)%
Segment gross profit	$32,293	$29,238	$3,055	10.4%	$(1,709)	16.3%
Segment gross profit percentage	17.3%	14.1%
Segment operating income	$17,953	$14,401	$3,552	24.7%	$(694)	29.5%
Price per pound	$1.047	$1.164	$(0.117)	(10.1)%	$(0.093)	(2.1)%
Segment operating income per pound	$0.101	$0.081	$0.020	24.7%	$(0.003)	28.4%

APAC net sales for the year ended August 31, 2016 were $186.9 million, a decrease of $20.9 million compared with the prior year. Excluding the unfavorable impact of foreign currency translation of $16.5 million, net sales decreased by 2.1%, as increased volume in Masterbatch Solutions and Custom Performance Colors was offset by reduced volume in the other product families. Sales price per pound decreased 2.1% due to product mix compared to prior year.

APAC gross profit for the year ended August 31, 2016 was $32.3 million, an increase of $3.1 million compared with the prior year. Gross profit benefited from improved product mix partially offset by negative foreign currency translation of $1.7 million.

APAC operating income for the year ended August 31, 2016 was $18.0 million compared with $14.4 million in the prior year. The increase in operating income was primarily due to the aforementioned increase in gross profit and decreased SG&A expenses primarily due to the favorable impact of foreign currency translation of $1.0 million.

Year Ended
EC	August 31, 2016
(In thousands, except for %’s and per pound data)
Pounds sold	175,120
Net sales	$206,112
Segment gross profit	$50,461
Segment gross profit percentage	24.5%
Segment operating income	$14,885
Price per pound	$1.177
Segment operating income per pound	$0.085

EC net sales for the year ended August 31, 2016 were $206.1 million, a decrease of $0.6 million over the prior year comparable period. The prior year period discussion is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015. Organic sales decreased $15.4 million primarily due to a decrease in oil and gas market sales, a decrease in organic volumes in the U.S. compound business driven by softness in our sales into the electrical and automotive markets and the negative impact of unfavorable foreign currency of $4.0 million. The organic sales decrease is partially offset by the incremental contribution of Citadel's November 2014 acquisition of The Composites Group ("TCG"), which was $14.8 million and 5.4 million pounds in net sales and volume, respectively.

EC gross profit for the year ended August 31, 2016 was $50.5 million, a decrease of $4.5 million over the prior year. Gross profit decreased primarily due to the decreased sales as noted above and the unfavorable impact of foreign currency translation of $0.8 million.

EC operating income for the year ended August 31, 2016 was $14.9 million, a decrease of $1.9 million over the prior year. The decrease in operating income was primarily due to decreased gross profit as noted above, partially offset by a decrease in organic SG&A expenses of $4.1 million primarily related to integration synergies and restructuring savings, partially offset by the incremental TCG SG&A expenses of $1.5 million.

	Year Ended August 31,
					Favorable (unfavorable)
Consolidated	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	2,495,083	2,254,595	240,488	10.7%
Net sales	$2,496,005	$2,392,225	$103,780	4.3%	$(117,200)	9.2%
Asset impairment	$401,667	$—	$401,667	N.M.	N.M.	N.M.
Operating income (loss)	$(309,240)	$70,428	$(379,668)	N.M.	$(5,777)	N.M.
Total operating income before certain items*	$145,947	$120,704	$25,243	20.9%	$(6,035)	25.9%
Price per pound	$1.000	$1.061	$(0.061)	(5.7)%	$(0.047)	(1.3)%
Total operating income per pound before certain items*	$0.058	$0.054	$0.004	7.4%	$(0.003)	13.0%

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income, refer to the table below.

The following table is a reconciliation of operating income before certain items to operating income (loss):

	Year ended August 31,
	2016	2015
	(In thousands)
Operating income (loss)	$(309,240)	$70,428
Costs related to acquisitions and integrations	8,789	17,208
Restructuring and related costs	27,762	23,411
Accelerated depreciation	6,309	408
CEO transition costs	3,399	6,167
Asset impairment	401,667	—
Lucent costs	7,261	—
Inventory step-up	—	3,082
Total operating income before certain items	$145,947	$120,704

Consolidated net sales for the year ended August 31, 2016 were $2,496.0 million compared with $2,392.2 million in the prior year. During fiscal 2016, incremental net sales and volume from the Citadel acquisition contributed $325.4 million and 337.8 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the year ended August 31, 2016 by $117.2 million.

Operating loss was $309.2 million for the year ended August 31, 2016 compared to operating income of $70.4 million in the prior year. The decrease was primarily due to asset impairments of $401.7 million. Total operating income before certain items for the year ended August 31, 2016 was $145.9 million, an increase of $25.2 million compared with the prior year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $18.5 million and decreased legacy SG&A expense of $21.3 million as noted below, partially offset by decreased organic gross profit of $14.6 million and the negative impact of foreign currency translation of $6.0 million.

The Company’s SG&A expenses for the year ended August 31, 2016 were $296.7 million compared to $276.2 million in the prior year. SG&A, excluding certain items, was $267.4 million, an increase of $21.9 million for the year ended August 31, 2016 compared with the prior year. The increase was primarily attributable to the incremental SG&A expense of $43.2 million from the Citadel acquisition, partially offset by decreased variable incentive compensation of $13.0 million and the favorable impact of foreign currency translation of $9.7 million. Certain items excluded from SG&A expenses consist of $29.4 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs and Lucent costs for the year ended August 31, 2016, and $30.8 million of acquisition and integration activities, restructuring and related costs and CEO transition costs for the year ended August 31, 2015.

Additional consolidated results

During the fourth quarter of fiscal 2016, the Company recorded impairment charges of $401.7 million related to goodwill, intangible assets and certain software licenses that were discontinued. Goodwill impairments were recorded by the USCAN Engineered Plastics reporting unit for $166.8 million, the EC reporting unit for $177.2 million and the EMEA Specialty Powders reporting unit for $16.7 million as of June 1, 2016. The Company is not aware of any triggers which would require an additional goodwill impairment test as of August 31, 2016. Additionally, the Company recorded intangible asset impairment of $34.5 million. The company impaired intangible assets of $7.6 million in the EC segment and $26.9 million in the USCAN segment. These intangibles were part of the Citadel acquisition and the impairment relates to discontinuing the use of certain tradename and developed technology assets. The Company also recorded impairment expense of $6.5 million during the fourth quarter of fiscal 2016 related to certain software licenses that were discontinued.

Interest expense increased $31.9 million for the year ended August 31, 2016, as compared with the prior year as a result of higher outstanding debt related to the financing of the Citadel acquisition.

The Company experienced foreign currency transaction losses of $3.5 million and $3.4 million for the years ended August 31, 2016 and 2015, respectively. Foreign currency losses were primarily related to the strengthening of the U.S. dollar against foreign currencies. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction (gains) losses line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2016 and 2015.

Other income for the years ended August 31, 2016 and 2015 was $0.8 million and $1.4 million, respectively. In both fiscal 2016 and 2015, there were no individually significant transactions.

Net income available to the Company’s common stockholders was a loss of $364.6 million and income of $24.2 million for the years ended August 31, 2016 and 2015, respectively. Foreign currency translation had an unfavorable impact on net income of $1.2 million for the year ended August 31, 2016.

Product Family

Globally, the Company operates in six product families: (1) Custom Performance Colors, (2) Engineered Composites, (3) Masterbatch Solutions, (4) Engineered Plastics, (5) Specialty Powders and (6) Distribution Services. The amount and percentage of consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2016		2015
	(In thousands, except for %’s)
Custom Performance Colors	$181,738	7%	$191,453	8%
Engineered Composites	206,112	8	57,133	2
Masterbatch Solutions	700,939	28	741,354	31
Engineered Plastics	886,573	36	787,258	33
Specialty Powders	258,137	10	294,228	12
Distribution Services	262,506	11	320,799	14
Total consolidated net sales	$2,496,005	100%	$2,392,225	100%

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

	Year ended August 31,
	2016	2015
EMEA	81%	87%
USCAN	66%	66%
LATAM	70%	73%
APAC	67%	64%
EC	69%	72%
Worldwide	72%	75%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	12,711	1,627	—	14,338
Fiscal 2015 payments	(8,670)	(1,537)	—	(10,207)
Translation	—	—	(560)	(560)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	9,009	2,759	—	11,768
Fiscal 2016 payments	(10,343)	(2,818)	—	(13,161)
Translation	—	—	(46)	(46)
Accrual balance as of August 31, 2016	$4,452	$402	$(910)	$3,944

Refer to Note 16, Restructuring, of this Annual Report on Form 10-K for further details regarding the Company's restructuring activities. The Company expects to reduce headcount by approximately 110 from its fiscal 2016 plans and realize annual savings of approximately $20.2 million from all of the restructuring plans.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2016		2015
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$(128,277)	35.0%	$9,951	35.0%
Foreign rate differential	10,069	(2.7)	(692)	(2.4)
Foreign losses with no tax benefit	1,866	(0.5)	3,956	14.0
U.S. non-deductible transaction costs	—	—	1,349	4.7
Valuation allowance charges (reversals)	863	(0.2)	(12,279)	(43.2)
Non-deductible goodwill impairment	106,503	(29.1)	—	—
Establishment (resolution) of uncertain tax positions	482	(0.1)	(1,030)	(3.6)
Other	(146)	—	(756)	(2.7)
Provision (benefit) for U.S. and foreign income taxes	$(8,640)	2.4%	$499	1.8%

The effective tax rate for the year ended August 31, 2016 was less than the U.S. statutory federal income tax rate primarily because of goodwill impairment with no tax benefit.

The effective tax rate for the year ended August 31, 2015 was less than the U.S. statutory federal income tax rate primarily because of the reversal of the valuation allowances associated with certain U.S. deferred tax assets. The favorable effect of the valuation allowance reversal was partially offset by foreign losses with no tax benefit and non-deductible transaction costs.

FISCAL YEAR 2015 COMPARED WITH FISCAL YEAR 2014

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

USCAN net sales for the year ended August 31, 2015, were $610.5 million, an increase of $135.4 million or 28.5% compared with the prior year period. During the year ended August 31, 2015, the incremental contribution of the fiscal 2014 acquisitions was $94.7 million and 61.4 million pounds in net sales and volume, respectively, and the Engineered Plastics portion of the Citadel acquisition contributed $59.5 million and 70.5 million pounds in net sales and volume, respectively. The acquisition impacts were partially offset by lower organic volumes in the Specialty Powders product family due to weaker demand in the oil and gas market. Foreign currency translation negatively impacted net sales by $1.9 million.

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

LATAM operating income for the year ended August 31, 2015 was $13.1 million compared with $8.4 million in the prior year, an increase of $4.7 million, or 55.7%. Operating income increased primarily due to the improved gross profit, as noted above.

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

* Total operating income before certain items, a non-GAAP measurement, represents segment operating income combined with Corporate expenses. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, refer to Note 14, Segment Information, of this Annual Report on Form 10-K.

The following table is a reconciliation of operating income before certain items to operating income (loss):

	Year ended August 31,
	2015	2014
	(In thousands)
Operating income (loss)	$70,428	$82,321
Costs related to acquisitions and integrations	17,208	6,021
Restructuring and related costs	23,411	9,832
Accelerated depreciation	408	107
CEO transition costs	6,167	—
Asset impairment	—	104
Inventory step-up	3,082	1,468
Total operating income before certain items	$120,704	$99,853

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

The Company’s SG&A expenses for the year ended August 31, 2015 were $276.2 million compared to $242.7 million in the prior year. The Company’s SG&A expenses, excluding certain items, increased $12.8 million for the year ended August 31, 2015 compared with the prior year. The recent acquisitions contributed incremental SG&A expense of $24.0 million, which was partially offset by the favorable foreign currency translation of $20.7 million and SG&A restructuring savings of $3.2 million. The remainder of the increase was due to increased compensation and benefits expense of $2.5 million and professional fees of $2.1 million. Items excluded from SG&A expenses consist of $6.2 million of CEO transition costs, $16.9 million of acquisition and integration related costs and $7.7 million of restructuring and related costs for the year ended August 31, 2015, and $9.8 million of acquisition and integration activities and restructuring and related costs for the year ended August 31, 2014.

Additional consolidated results

Interest expense increased $14.1 million for the year ended August 31, 2015, as compared with the prior year as a result of higher outstanding debt. Additionally, the Company incurred $18.8 million in costs related to the Bridge Financing from the Citadel acquisition, as discussed in Note 5, Long-Term Debt and Credit Arrangements, of this Annual Report on Form 10-K.

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

Product Family

The consolidated net sales for the Company's six product families are as follows:

	Year Ended August 31,
	2015		2014
	(In thousands, except for %’s)
Custom Performance Colors	$191,453	8%	$188,221	8%
Engineered Composites	57,133	2	—	—
Masterbatch Solutions	741,354	31	766,788	31
Engineered Plastics	787,258	33	753,728	31
Specialty Powders	294,228	12	350,510	14
Distribution Services	320,799	14	387,751	16
Total consolidated net sales	$2,392,225	100%	$2,446,998	100%

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

	Years Ended August 31,
	2015	2014
EMEA	87%	84%
USCAN	66%	64%
LATAM	73%	76%
APAC	64%	70%
EC	72%	—%
Worldwide	75%	75%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2013	$5,446	$400	$(497)	$5,349
Fiscal 2014 charges	2,223	2,660	—	4,883
Fiscal 2014 payments	(5,924)	(2,689)	—	(8,613)
Translation	—	—	193	193
Accrual balance as of August 31, 2014	$1,745	$371	$(304)	$1,812
Fiscal 2015 charges	12,711	1,627	—	14,338
Fiscal 2015 payments	(8,670)	(1,537)	—	(10,207)
Translation	—	—	(560)	(560)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Refer to Note 16, Restructuring, of this Annual Report on Form 10-K for further details regarding the Company's restructuring activities.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2015		2014
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$9,951	35.0%	$25,316	35.0%
Foreign rate differential	(692)	(2.4)	(13,602)	(18.8)
Foreign losses with no tax benefit	3,956	14.0	4,899	6.8
U.S. restructuring and other U.S. charges with no benefit	—	—	3,010	4.2
U.S. non-deductible transaction costs	1,349	4.7	—	—
Valuation allowance charges (reversals)	(12,279)	(43.2)	—	—
Establishment (resolution) of uncertain tax positions	(1,030)	(3.6)	(121)	(0.2)
Other	(756)	(2.7)	(960)	(1.3)
Provision (benefit) for U.S. and foreign income taxes	$499	1.8%	$18,542	25.7%

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

CRITICAL ACCOUNTING POLICIES

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s critical accounting policies include the following:

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

2016 Annual Goodwill Impairment Test

As of June 1, 2016, the annual goodwill impairment test date for fiscal 2016, goodwill existed in five of the Company's reporting units in EMEA (Masterbatch Solutions, Engineered Plastics, Specialty Powders, Custom Performance Colors and Distribution Services), four reporting units in USCAN (Masterbatch Solutions, Custom Performance Colors, Engineered Plastics and Specialty Powders), three reporting units in LATAM (Masterbatch Solutions, Custom Performance Colors, and Specialty Powders), two reporting units in APAC (Custom Performance Colors and Engineered Plastics), and EC.

Qualitative Analysis

The Company applied the qualitative goodwill impairment accounting guidance to its EMEA Masterbatch Solutions, EMEA Engineered Plastics, EMEA Custom Performance Colors, EMEA Distribution Services, USCAN Masterbatch Solutions, USCAN Specialty Powders, LATAM Masterbatch Solutions, LATAM Custom Performance Colors, LATAM Specialty Powders, APAC Engineered Plastics and APAC Custom Performance Colors reporting units as of June 1, 2016. Qualitative trends and factors considered in the Company's analysis included overall economic conditions, access to capital markets, industry projections, competitive environment, actual and forecast operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors. These trends and factors were both compared to, and based on, the assumptions used in previous quantitative assessments performed. As of June 1, 2016, the Company concluded that there were no indicators of impairment to the goodwill for the Company's reporting units noted above that were tested on a qualitative basis in fiscal 2016.

Quantitative Analysis

Management used the quantitative fair value measurement for its annual goodwill impairment test as of June 1, 2016 for the following reporting units: EMEA Specialty Powders ("EMEA SP"), USCAN Engineered Plastics ("USCAN EP"), USCAN Custom Performance Colors ("USCAN CPC"), and Engineered Composites ("EC"). The fair values of all these reporting units were established using a combination of the income (discounted cash flow method) and market (market comparable method) approaches. These valuation methodologies use estimates and assumptions, as noted above. The impairment test incorporates our judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations.
Based on this quantitative analysis, management concluded that as of June 1, 2016, the USCAN CPC reporting unit had a fair value that exceeded its carrying value. As of June 1, 2016, the goodwill associated with the USCAN CPC reporting unit was $17.2 million. Management concluded that as of June 1, 2016, the EMEA SP, USCAN EP and EC reporting units had carrying values that exceeded its fair value. A decrease in the fair value of the reporting units resulted in the determination that $16.7 million of goodwill within EMEA SP, $166.8 million in USCAN EP and $177.2 million in EC reporting units was impaired. As of August 31, 2016, the amount of goodwill remaining within the USCAN EP and EC reporting units was $47.1 million and $74.5 million, respectively. The EMEA SP reporting unit has no goodwill remaining as of August 31, 2016. See Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for further discussion on goodwill.
The following table presents the cushion from each reporting unit's fiscal 2016 quantitative goodwill impairment test compared to the 2015 test, if applicable:

	As of June 1,
	2016	2015
Amount of cushion (% fair value exceeded carrying value):
EMEA SP	N/A*	7.6%
USCAN CPC	17.5%	14.3%
USCAN EP	N/A*	41.2%
EC	N/A*	N/A*
* The cushion as of June 1, 2015 is N/A for EC due to the Company's acquisition of Citadel on June 1, 2015. As of June 1, 2016, the cushion for EMEA SP, USCAN EP and EC is N/A as the carrying value exceeds the fair value of the reporting unit.
The majority of the goodwill associated with the USCAN EP and EC reporting units was the result of the June 1, 2015 Citadel acquisition. Generally, goodwill recorded in recent business combinations is more susceptible to risk of impairment subsequent to the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. The reporting units associated with the Citadel acquisition did not meet volume and revenue expectations, and the product mix had lower margins than planned due, in part, to remediation and changes in business practices undertaken to address the Lucent quality matter, as well as the impact of the current oil and gas market. The deterioration of the results and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill. Additionally, EMEA SP reporting unit did not meet volume and revenue expectations, due, in part to the economic environment within EMEA, specifically within the oil & gas and agricultural markets, resulting in goodwill impairment. EMEA SP was previously disclosed as a reporting unit at risk of goodwill impairment.

Long-lived Assets

Long-lived assets, except goodwill, are reviewed for impairment when circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows estimated by the Company to be generated by such asset groups. Fair value is the basis for the measurement of any asset write-downs that are recorded. Adjustments to the estimated remaining useful lives may result in accelerated depreciation, which is primarily included in cost of sales.

In the fourth quarter of fiscal 2016, the Company concluded that the carrying value of certain trademarks and developed technology acquired in the Citadel acquisition allocated to the USCAN EP and EC reporting units exceeded their fair value, as these trademarks and developed technology were discontinued during 2016. As a result, we recorded an impairment charge of $34.5 million as noted below:

	Registered Trademarks and Tradenames	Developed Technology	Total Intangible Impairment
USCAN EP	$6,554	$20,340	$26,894
EC	7,577	—	7,577
Total	$14,131	$20,340	$34,471

Refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for further discussion on long-lived assets.

Income Taxes

The Company’s provision for income taxes involves a significant amount of judgment by management. This provision is impacted by the income and the tax rates of the countries where the Company operates. A change in the geographical source of the Company’s income can have a significant effect on the tax rate. No taxes are provided on certain foreign earnings which are permanently reinvested.

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

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in foreign jurisdictions in recent periods provide sufficient negative evidence to require a valuation allowance against certain net deferred tax assets. The Company intends to maintain a valuation allowance against its net deferred tax assets in these foreign jurisdictions until sufficient positive evidence exists to support realization of such assets. In connection with the acquisition of Citadel during the prior year, the Company reversed its valuation allowance on most of its federal deferred tax assets. The reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition.

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

As of August 31, 2016, the Company changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for its major defined benefit postretirement plans. Historically, the Company estimated the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of August 31, 2016, the Company utilized a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. Service and interest costs on the obligation are expected to be $0.7 million and $0.1 million lower for the twelve months ended August 31, 2017 for pension and other postretirement benefits plans, respectively, as a result of using the spot rate approach compared to the historical approach.

The Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various local corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 1.5% as of August 31, 2016, compared with 2.6% as of August 31, 2015 and 2.8% as of August 31, 2014. For the other postretirement benefit plan, the rate is 3.1% as of August 31, 2016 compared with 4.0% as of August 31, 2015 and 3.8% as of August 31, 2014. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 4.5% for fiscal 2016.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2016:

Change in Assumption	Impact on Fiscal 2016 Benefits Expense	Impact on August 31, 2016 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2016 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$649	$10,303	$249
25 basis point increase in discount rate	$(575)	$(9,758)	$(239)
25 basis point decrease in expected long-term rate of return on assets	$114	$—	$—
25 basis point increase in expected long- term rate of return on assets	$(114)	$—	$—

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $148.1 million, $60.2 million and $113.1 million for the years ended August 31, 2016, 2015 and 2014, respectively. The increase of $88.0 million in cash provided by operations in fiscal 2016 compared to fiscal 2015 was primarily due to positive operating cash flow from the Citadel acquisition combined with effective working capital management. The Company has generated $321.4 million in net cash from operations in fiscal 2016, 2015 and 2014 combined.

Net cash provided from financing activities was a use of cash of $147.2 million in fiscal 2016 compared to a source of cash of $778.2 million in fiscal 2015. This decrease is primarily due to net debt repayments of $114.8 million in fiscal 2016 compared to net debt issuances of $708.0 million in fiscal 2015 and the issuance of convertible special stock of $120.3 million in fiscal 2015.

The Company’s cash and cash equivalents decreased $53.5 million since August 31, 2015, including restricted cash. This decrease was driven primarily by capital expenditures of $51.2 million, dividends paid of $31.5 million, net debt repayments of $114.8 million and the unfavorable exchange rate impact of $4.5 million, partially offset by cash from operations of $148.1 million.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2016	August 31, 2015
Days in receivables	56	55
Days in inventory	48	53
Days in payables*	56	55
Total working capital days	48	53

* During the fourth quarter of 2016, the Company changed its calculation for days in payables, which is calculated as accounts payable / (cost of sales - cost of sales labor). Prior periods have been recast to reflect this change.

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2016	August 31, 2015	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$43,403	$96,872	$(53,469)	(55.2)%
Working capital, excluding cash	$250,901	$334,160	$(83,259)	(24.9)%
Long-term debt	$929,591	$1,045,349	$(115,758)	(11.1)%
Total debt	$955,038	$1,066,059	$(111,021)	(10.4)%
Net debt *	$911,635	$969,187	$(57,552)	(5.9)%
Total A. Schulman, Inc.’s stockholders’ equity	$159,269	$584,086	$(424,817)	(72.7)%

* Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents. The Company believes that net debt provides useful supplemental liquidity information to investors as it is utilized in leverage calculations.

As of August 31, 2016, 97% of the Company's cash and cash equivalents were held by its foreign subsidiaries, compared to 96% of the Company’s cash and cash equivalents at August 31, 2015. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for servicing outstanding debt. These dividends are typically paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's recently established global cash pooling system, which has resulted in a decrease in cash and cash equivalents needed on hand as of August 31, 2016 compared to August 31, 2015. Excess cash in the U.S. and EMEA is generally used to repay outstanding debt.

Working capital, excluding cash, was $250.9 million as of August 31, 2016, a decrease of $83.3 million from August 31, 2015. The primary reasons for the decrease in working capital from August 31, 2015 include a decrease of $37.2 million in accounts receivable, a decrease of $53.7 million in inventory, and a decrease of $19.9 million in prepaid expenses, partially offset by a decrease in accounts payable of $25.3 million.

Capital expenditures for the year ended August 31, 2016 were $51.2 million compared to $42.6 million in the prior year. Capital expenditures for fiscal year 2016 primarily relate to the regular and ongoing investment in the Company's manufacturing facilities and global expansion.

Senior Notes

On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). The Notes were sold on May 26, 2015 in a private transaction exempt from the registration requirements of the Securities

Act of 1933 (the "Securities Act") for 540 days from issuance. The Notes have not been registered under the Securities Act as of August 31, 2016. During fiscal 2015, the Company capitalized $11.3 million in debt issuance costs related to the Notes.

The Notes mature on June 1, 2023 and are senior unsecured obligations of the Company that are guaranteed on a senior basis by the material domestic guarantors under the Credit Facility (as defined below).

The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of August 31, 2016.

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

2015 Credit Agreement

On June 1, 2015, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement for approximately $1 billion with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (the "Credit Agreement"). The Credit Agreement provides for:

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

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022. In addition to the required Term Loan quarterly payments due until maturity, the Company repaid €108.6 million of the Euro Term Loan B Facility during the year ended August 31, 2016.

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

The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2016.

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

Below summarizes the Company’s available funds:

	As of August 31,
	2016	2015
	(In thousands)
Existing capacity:
Revolving Facility, due June 2020	$300,000	$300,000
Foreign short-term lines of credit	37,953	34,921
Total capacity from credit lines	$337,953	$334,921
Availability:
Revolving Facility, due June 2020	$279,120	$298,574
Foreign short-term lines of credit	27,959	25,999
Total available funds from credit lines	$307,079	$324,573

Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $26.6 million and $8.9 million as of August 31, 2016 and 2015, respectively, and issued letters of credit of $4.3 million and $1.4 million as of August 31, 2016 and 2015, respectively.

The Company’s underfunded pension liability is $148.3 million as of August 31, 2016. This amount is primarily due to an underfunded plan of $120.2 million in the Company's German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2016, the Company paid cash dividends to common stockholders aggregating to $0.82 per share. The total amount of these dividends was $24.0 million. The Company also paid cash dividends of $60.00 per share to convertible special stockholders during the year ended August 31, 2016. The total amount of these dividends was $7.5 million. Cash flow has been sufficient to fund the payment of these dividends.

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Company did not repurchase any common or special stock during fiscal 2016. The Company repurchased 109,422 shares of common stock under the Program in fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of August 31, 2016, shares valued at $51.7 million remain authorized for repurchase. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the Program.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. While the Euro has been flat compared to the prior period, significant decreases in the British pound sterling ("GBP") and Mexican peso ("MXN") had a negative impact on results. The GBP weakened 14.9% from 1.54 US Dollars ("USD") to 1 GBP as of August 31, 2015 to 1.31 USD to 1 GBP as of August 31, 2016. The Mexican peso weakened 11.2% from 16.9 MXN to 1 USD at August 31, 2015 to 18.8 MXN to 1 USD at August 31, 2016. The change in the value of all foreign currencies during the year ended August 31, 2016 decreased the accumulated other comprehensive income (loss) account by $20.8 million.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, reduce outstanding debt, and repurchase shares.

A summary of the Company’s future obligations subsequent to August 31, 2016 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt(a)	$24,430	$—	$—	$—	$24,430
Long-Term Debt(a),(h)	—	35,229	180,006	710,630	925,865
Capital Lease Obligations(a)	1,017	1,952	1,774	—	4,743
Operating Lease Obligations(b)	14,254	17,438	6,567	12,067	50,326
Purchase Obligations(c)	112,948	19,857	6,307	1,437	140,549
Pension Obligations(d)	5,712	—	—	—	5,712
Postretirement Benefit Obligations(e)	817	1,598	1,494	3,347	7,256
Deferred Compensation Obligations(f)	125	25	—	—	150
Interest Payments(g)	46,700	91,943	81,219	42,087	261,949
	$206,003	$168,042	$277,367	$769,568	$1,420,980

(a)
Short-term debt, long-term debt and capital lease information is provided in the Notes of this Annual Report on Form 10-K. Short-term debt and long-term debt in the table above exclude capital lease obligations.

(b)	Operating lease information is provided in the Notes of this Annual Report on Form 10-K.

(c)	Purchase obligations include purchase contracts and purchase orders for inventory.

(d)
Pension obligations represent future estimated pension payments to comply with local funding requirements, as well as estimated benefit payments. The projected payments beyond fiscal year 2017 are not currently determinable.

(e)	Postretirement benefit obligations represent the estimated benefit payments of the U.S. postretirement benefit plan using the plan provisions in effect as of August 31, 2016.

(f)	Deferred compensation obligations represent payments in accordance with agreements for two individuals for a ten-year period through fiscal 2018.

(g)	Interest obligations on the Company’s short and long-term debt are included assuming the outstanding debt levels and interest rates will be consistent with those as of August 31, 2016.

(h)
The Company's long-term debt consists of Senior Notes, Revolving Facility, Term Loan A, U.S. Term Loan B and Euro Term Loan B that mature in June 2023, June 2020, June 2020, June 2022 and June 2022, respectively.

The Company had $3.0 million of gross unrecognized tax benefits and $1.1 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2016 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Additional information on unrecognized tax benefits is provided in the Notes to the Consolidated Financial Statements.

The Company’s outstanding commercial commitments as of August 31, 2016 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 1, Business and Summary of Significant Accounting Policies, to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

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

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, Term Loan Facilities, foreign short-term lines of credit and other floating rate debt. As of August 31, 2016, the Company had $577.0 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $0.7 million impact on annual interest expense from a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2016.

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

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2016 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be $0.8 million.

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
A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), respectively presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to ineffective controls over information technology program and data changes and ineffective controls over user access to programs and data at the Citadel locations, an insufficient number of professionals with an appropriate level of knowledge, training and experience to properly analyze and record accounting matters at the Company’s European shared services center, which contributed to additional material weaknesses related to the segregation of duties over certain accounting functions, including the review and approval of manual journal entries, ineffective controls over cash disbursements related to accounts payable and ineffective controls over revenue existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the August 31, 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, Business and Summary of Significant Accounting Policies, to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in fiscal 2016.

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

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 26, 2016

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$2,496,005	$2,392,225	$2,446,998
Cost of sales	2,095,085	2,031,215	2,116,990
Selling, general and administrative expenses	296,725	276,244	242,700
Restructuring expense	11,768	14,338	4,883
Asset impairment	401,667	—	104
Operating income (loss)	(309,240)	70,428	82,321
Interest expense	54,548	22,613	8,503
Bridge financing fees	—	18,750	—
Foreign currency transaction (gains) losses	3,491	3,363	2,206
Other (income) expense, net	(774)	(1,438)	(720)
Gain on early extinguishment of debt	—	(1,290)	—
Income (loss) from continuing operations before taxes	(366,505)	28,430	72,332
Provision (benefit) for U.S. and foreign income taxes	(8,640)	499	18,542
Income (loss) from continuing operations	(357,865)	27,931	53,790
Income (loss) from discontinued operations, net of tax	1,861	(133)	3,202
Net income (loss)	(356,004)	27,798	56,992
Noncontrolling interests	(1,118)	(1,169)	(799)
Net income (loss) attributable to A. Schulman, Inc.	(357,122)	26,629	56,193
Convertible special stock dividends	7,500	2,438	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$(364,622)	$24,191	$56,193

Weighted-average number of shares outstanding:
Basic	29,300	29,149	29,061
Diluted	29,300	29,483	29,362

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(12.51)	$0.83	$1.82
Income (loss) from discontinued operations	0.07	—	0.11
Net income (loss) available to A. Schulman, Inc. common stockholders	$(12.44)	$0.83	$1.93

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$(12.51)	$0.83	$1.80
Income (loss) from discontinued operations	0.07	(0.01)	0.11
Net income (loss) available to A. Schulman, Inc. common stockholders	$(12.44)	$0.82	$1.91

Cash dividends per common share	$0.82	$0.82	$0.80
Cash dividends per share of convertible special stock	$60.00	$14.50	$—

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$(356,004)	$27,798	$56,992
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax of $0 in 2016, $7,076 in 2015 and $0 in 2014	(20,831)	(72,526)	4,987
Net change in net actuarial gains (losses), net of tax of $7,288 in 2016, $(2,743) in 2015 and $8,262 in 2014	(16,597)	6,086	(21,813)
Net change in prior service (costs) credits, net of tax of $0 for all periods presented	(509)	(507)	(634)
Other comprehensive income (loss)	(37,937)	(66,947)	(17,460)
Comprehensive income (loss)	(393,941)	(39,149)	39,532
Less: comprehensive income (loss) attributable to noncontrolling interests	442	991	712
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(394,383)	$(40,140)	$38,820

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2016	August 31, 2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,260	$96,872
Restricted cash	8,143	—
Accounts receivable, net	376,786	413,943
Inventories	263,617	317,328
Prepaid expenses and other current assets	40,263	60,205
Total current assets	724,069	888,348
Property, plant and equipment, at cost:
Land and improvements	32,957	31,674
Buildings and leasehold improvements	184,291	164,759
Machinery and equipment	447,932	427,183
Furniture and fixtures	34,457	34,393
Construction in progress	20,431	23,866
Gross property, plant and equipment	720,068	681,875
Accumulated depreciation	405,246	367,381
Net property, plant and equipment	314,822	314,494
Deferred charges and other noncurrent assets	98,403	90,749
Goodwill	257,773	623,583
Intangible assets, net	362,614	434,537
Total assets	$1,757,681	$2,351,711
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280,060	$305,385
U.S. and foreign income taxes payable	8,985	4,205
Accrued payroll, taxes and related benefits	47,569	56,192
Other accrued liabilities	67,704	70,824
Short-term debt	25,447	20,710
Total current liabilities	429,765	457,316
Long-term debt	929,591	1,045,349
Pension plans	145,108	117,889
Deferred income taxes	59,013	115,537
Other long-term liabilities	25,844	22,885
Total liabilities	1,589,321	1,758,976
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,510 shares in 2016 and 48,369 shares in 2015	48,510	48,369
Additional paid-in capital	275,115	274,319
Accumulated other comprehensive income (loss)	(120,721)	(83,460)
Retained earnings	219,039	607,690
Treasury stock, at cost, 19,069 shares in 2016 and 19,077 shares in 2015	(382,963)	(383,121)
Total A. Schulman, Inc.’s stockholders’ equity	159,269	584,086
Noncontrolling interests	9,091	8,649
Total equity	168,360	592,735
Total liabilities and equity	$1,757,681	$2,351,711
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2013	$—	$48,094	$263,158	$682	$574,370	$(378,927)	$7,367	$514,744
Comprehensive income (loss)				(17,373)	56,193		712	39,532
Noncontrolling interests' contributions (distributions)							600	600
Change in ownership interest			(729)				729	—
Cash dividends paid on common stock, $0.80 per share					(23,665)			(23,665)
Purchase 40 shares of treasury stock						(1,116)		(1,116)
Issuance of treasury stock			105			149		254
Stock options exercised		13	220					233
Restricted stock issued, net of forfeitures		88	(88)					—
Redemption of common stock to cover tax withholdings		(10)	(351)					(361)
Amortization of restricted stock			6,230					6,230
Balance at August 31, 2014	—	48,185	268,545	(16,691)	606,898	(379,894)	9,408	536,451
Comprehensive income (loss)				(66,769)	26,629		991	(39,149)
Noncontrolling interests' contributions (distributions)							(1,750)	(1,750)
Cash dividends paid on common stock, $0.82 per share					(24,024)			(24,024)
Cash dividends paid on convertible special stock, $14.50 per share					(1,813)			(1,813)
Purchase 109 shares of treasury stock						(3,335)		(3,335)
Issuance of treasury stock			117			108		225
Stock options exercised		3	61					64
Restricted stock issued, net of forfeitures		331	(331)					—
Redemption of common stock to cover tax withholdings		(150)	(4,849)					(4,999)
Amortization of restricted stock			10,270					10,270
Tax windfall (shortfall) related to share-based incentive compensation			506					506
Issuance of convertible special stock, net of issuance costs	120,289							120,289
Balance at August 31, 2015	120,289	48,369	274,319	(83,460)	607,690	(383,121)	8,649	592,735
Comprehensive income (loss)				(37,261)	(357,122)		442	(393,941)
Cash dividends on common stock, $0.82 per share					(24,029)			(24,029)
Cash dividends paid on convertible special stock, $60.00 per share					(7,500)			(7,500)
Issuance of treasury stock			67			158		225
Stock options exercised		2	31					33
Restricted stock issued, net of forfeitures		190	(190)					—
Redemption of common stock to cover tax withholdings		(51)	(1,088)					(1,139)
Tax windfall (shortfall) related to share-based incentive compensation			(302)					(302)
Amortization of restricted stock			2,278					2,278
Balance at August 31, 2016	$120,289	$48,510	$275,115	$(120,721)	$219,039	$(382,963)	$9,091	$168,360

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Operating from continuing and discontinued operations:
Net income (loss)	$(356,004)	$27,798	$56,992
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	49,925	37,257	33,697
Amortization	39,339	21,983	14,207
Deferred tax provision	(37,919)	(19,253)	(3,007)
Pension, postretirement benefits and other compensation	3,516	7,560	10,802
Restricted stock compensation - CEO transition costs, net of cash	—	4,789	—
Asset impairment	401,667	—	104
Curtailment and settlement (gains) losses	—	—	214
Gain on sale of assets from discontinued operations	—	—	(3,365)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	28,227	(2,395)	(5,875)
Inventories	44,627	(17,382)	7,099
Accounts payable	(27,465)	(8,139)	(3,497)
Income taxes	12,549	(3,342)	(1,372)
Tax windfall related to share-based incentive compensation	—	(506)	—
Accrued payroll and other accrued liabilities	(9,319)	18,359	5,189
Other assets and long-term liabilities	(1,016)	(6,559)	1,954
Net cash provided from (used in) operating activities	148,127	60,170	113,142
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(51,238)	(42,587)	(35,089)
Proceeds from the sale of assets	1,366	1,985	6,004
Restricted cash	(8,143)	—	—
Investment in equity investees	—	(12,456)	—
Business acquisitions, net of cash	—	(808,258)	(206,625)
Net cash provided from (used in) investing activities	(58,015)	(861,316)	(235,710)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,029)	(24,024)	(23,665)
Cash dividends paid to special stockholders	(7,500)	(1,813)	—
Increase (decrease) in short-term debt	2,945	(8,759)	13,774
Borrowings on long-term debt	244,231	1,430,513	795,745
Repayments on long-term debt including current portion	(362,002)	(713,717)	(653,894)
Payment of debt issuance costs	—	(15,007)	(1,782)
Noncontrolling interests' contributions (distributions)	—	(1,750)	600
Tax windfall related to share-based incentive compensation	—	506	—
Issuances of common stock, common and treasury	258	289	487
Issuances of convertible special stock, net	—	120,289	—
Redemptions of common stock	(1,139)	(4,999)	(361)
Purchases of treasury stock	—	(3,335)	(1,116)
Net cash provided from (used in) financing activities	(147,236)	778,193	129,788
Effect of exchange rate changes on cash	(4,488)	(15,668)	(5,781)
Net increase (decrease) in cash and cash equivalents	(61,612)	(38,621)	1,439
Cash and cash equivalents at beginning of year	96,872	135,493	134,054
Cash and cash equivalents at end of year	$35,260	$96,872	$135,493

Cash paid during the year for:
Interest	$54,432	$11,187	$7,578
Income taxes	$22,392	$22,651	$21,720

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is a leading international supplier of high-performance plastic compounds and resins. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. The Company employs approximately 4,800 people and has 54 manufacturing facilities in the United States & Canada ("USCAN"), Latin America ("LATAM"), Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Engineered Composites ("EC") segments.

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2016 presentation.

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

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rates of interest. The Company uses historical data, corresponding to the vesting period, to determine all of the assumptions used in the Monte Carlo valuation model. The expected volatility assumption is based on historical volatility. The Company used the daily stock prices in fiscal 2016, 2015 and 2014 to determine historical volatility. The correlation between the Company’s stock price and each of the peer companies is determined based on historical daily stock prices of the Company and each of the peer companies. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards.

Awards that are expected to settle through the issuance of the Company’s common stock are accounted for as equity-classified awards and related compensation expense is recognized based on grant date fair value over the related service period. Awards that may be settled in cash, at the election of the recipient, are accounted for as liability-classified awards. The fair value of such awards is remeasured at the end of each reporting period and expense is recognized over the requisite service period. The Company uses an estimate of expected forfeitures in the recognition of all share-based incentive compensation expense that is based on historical experience. See Note 11, Share-Based Incentive Compensation Plans, of this Annual Report on Form 10-K for further discussion on share-based incentive compensation.

Restructuring

The Company records restructuring costs related to the actions implemented to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. Employee-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments and settlements, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time benefit arrangements, a liability is incurred and accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is estimated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Restructuring charges related to accelerated depreciation and asset impairments are recorded separately within the consolidated statements of operations. See Note 16, Restructuring, of this Annual Report on Form 10-K for further discussion on restructuring charges.

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

Income Taxes

The Company recognizes income taxes during the period in which transactions enter into the determination of financial statement income. Accordingly, deferred taxes are provided for temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No taxes are provided on certain foreign earnings which are permanently reinvested. Accruals for uncertain tax positions are provided for in accordance with accounting rules related to uncertainty in income taxes. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 7, Income Taxes, of this Annual Report on Form 10-K for further discussion on income taxes.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These cash equivalents are primarily money-market funds and short-term time deposits. The money-market funds are rated primarily A or higher by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these cash equivalents approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2016 and 2015, the Company did not hold any short-term investments.

Restricted Cash

At August 31, 2016, restricted cash represents proceeds from tax return refunds for certain Citadel acquisition entities for periods prior to the Company's ownership. These proceeds are payable to the seller per the terms of the stock purchase agreement, and the liability is reflected on the consolidated balance sheet within other accrued liabilities as of August 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, customer payment history and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers. See Note 3, Allowance for Doubtful Accounts, of this Annual Report on Form 10-K for further discussion on the allowance for doubtful accounts.

Inventories

Inventories are recorded at lower of cost or market. The Company generally does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an estimated excess and obsolete inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

Property, Plant and Equipment and Depreciation

Property, plant and equipment is recorded at cost. The cost of renewals and betterments is capitalized in the property accounts. Capital expenditures exclude liabilities that are included in accounts payable of $8.8 million, $4.4 million and $4.4 million in fiscal 2016, 2015 and 2014, respectively.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is tested for impairment annually as of June 1 for all reporting units. If circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment during interim periods between annual tests. Management uses judgment to determine whether to use a qualitative or quantitative fair value measurement approach. The fair value used in the quantitative analysis is established using a combination of the income and market approaches. The impairment test incorporates our judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

As of June 1, 2016, the Company concluded that there were no indicators of impairment to the goodwill for the Company's reporting units that were tested on a qualitative basis in fiscal 2016. Based on the quantitative analysis performed, management concluded that as of June 1, 2016, the EMEA Specialty Powders ("EMEA SP"), USCAN Engineered Plastics ("USCAN EP") and EC reporting units had carrying values that exceeded its fair value. A decrease in the fair value of the reporting units resulted in the determination that $16.7 million of goodwill within EMEA SP, $166.8 million in USCAN EP and $177.2 million in EC reporting units was impaired. See Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for further discussion on goodwill.
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

See Note 2, Business Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for further discussion on acquisitions, goodwill and other intangible assets.

Retirement Plans

The Company has defined benefit and defined contribution pension plans covering certain employees in the U.S. and in foreign countries. The pension and postretirement benefit accounting reflects the recognition of future benefit costs over the employee’s approximate period of employment based on the terms of the plans and the investment and funding decisions made by the Company. Generally, the defined benefit pension plans accrue the current and prior service costs annually and funding is not required for all plans. See Note 8, Pension and Postretirement Benefit Plans, of this Annual Report on Form 10-K for further discussion on retirement plans.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with the applicable accounting guidance which requires all derivatives, whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The Company’s foreign exchange forward contracts are adjusted to their fair market value through the consolidated statement of operations. Gains or losses on foreign exchange forward contracts that relate to specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges. See Note 6, Fair Value Measurement, of this Annual Report on Form 10-K for further discussion on derivative instruments and hedging activities.

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

See Note 6, Fair Value Measurement, of this Annual Report on Form 10-K for further discussion on fair value measurements.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("the FASB") issued new guidance amending certain cash flow issues which apply to all entities required to present a statement of cash flows. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated financial statements together with evaluating the adoption date.

In March 2016, the FASB issued new guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company is currently evaluating the effects this standard will have on its consolidated financial statements together with evaluating the adoption date.

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

In November 2015, the FASB issued new accounting guidance that requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company has early-adopted this standard effective August 31, 2016 and applied it prospectively.

In April 2015, the FASB issued new accounting guidance that required entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying amounts of that debt liability. Current guidance classifies debt issuance costs as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The Company will retrospectively adopt the new guidance on September 1, 2016.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 — BUSINESS ACQUISITIONS

Citadel

On June 1, 2015, the Company acquired all of the issued and outstanding shares of Citadel, a privately held portfolio company of certain private equity firms, for $801.6 million. Citadel was a plastics materials science business that produced engineered composites and engineered plastics for specialty product applications spanning multiple industries including transportation, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition expanded the Company's presence substantially, especially in the North America engineered plastics markets as well as balanced the global geographic footprint, and gave the Company a second growth platform with its industry-leading, added-value specialty Engineered Composites business. The business enhanced the Company's existing portfolio and presented attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas. Additionally, the acquisition has enabled the Company to better serve its global customer base with comprehensive solutions to address their needs such as light-weighting, material replacement, and high temperature strength.

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

The following table presents the estimated fair value of the assets acquired and liabilities assumed from the Citadel acquisition at the date of acquisition:

As of June 1, 2015
(In thousands)
Accounts receivable	$71,767
Inventories	40,942
Prepaid expenses and other current assets	14,556
Property, plant and equipment	78,112
Intangible assets	325,000
Other long-term assets	3,606
Total assets acquired	$533,983

Accounts payable	$28,854
Accrued liabilities	19,853
Deferred income taxes, long-term	111,507
Other long-term liabilities	3,121
Total liabilities assumed	$163,335
Identifiable net assets acquired	$370,648
Goodwill	430,912
Net assets acquired	$801,560

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from the Citadel acquisition are included in fiscal 2016 results. Amounts included in the Company’s results in fiscal 2015 are as follows:

June 1, 2015 to August 31, 2015
(In thousands)
Net sales	$116,659
Income before taxes	4,999
Net income attributable to A. Schulman Inc.	4,304

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

	For the Years Ended August 31,
	2015	2014
	Unaudited
	(In thousands, except per share data)
Net sales	$2,769,560	$2,877,891
Net income (loss) available to A. Schulman, Inc. common stockholders	$23,870	$(1,516)
Net income (loss) per share of common stock attributable to A. Schulman, Inc. - diluted	$0.81	$(0.05)

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

•	Increased interest expense due to additional borrowings to fund the acquisition.

•	Adjustment of valuation allowances associated with US deferred tax assets.

•	To push back acquisition-related costs of $14.1 million to the earliest period presented. These costs were included in the Company’s results of operations for the year ended August 31, 2015.

•	To push back costs associated with the Bridge Financing of $18.8 million to the earliest period presented. These costs were expensed during the third quarter of fiscal 2015.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from the Specialty Plastics acquisition are included in the Company’s fiscal 2016 and 2015 results. Amounts included in the Company's results in fiscal 2014 are as follows:

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

The following pro forma information represents the consolidated results of the Company as if the Specialty Plastics acquisition occurred as of September 1, 2012:

For the Year Ended August 31, 2014
Unaudited
(In thousands, except per share data)
Net sales	$2,580,646
Net income attributable to A. Schulman, Inc.	$65,639
Net income per share of common stock attributable to A. Schulman, Inc. - diluted	$2.24

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
A manufacturer of masterbatches and custom color with operations in Australia

The Company incurred $8.8 million, $17.3 million and $6.0 million of acquisition and integration related costs, primarily included in selling, general & administrative expenses, during fiscal 2016, 2015 and 2014, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The change in the Company’s allowance for doubtful accounts is as follows:

	For the Year Ended August 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$10,777	$10,844	$10,434
Provision	2,097	1,956	907
Write-offs, net of recoveries	(1,445)	(973)	(491)
Translation effect	(88)	(1,050)	(6)
Ending balance	$11,341	$10,777	$10,844

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill are as follows:

	EMEA		USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2014	$85,957		$102,735	$12,944	$663	$—	$202,299
Acquisitions	(111)	(1)	183,056	—	407	249,482	432,834
Translation	(10,132)		—	(1,249)	(169)	—	(11,550)
Balance as of August 31, 2015	75,714		285,791	11,695	901	249,482	623,583
Acquisitions (1)	—		(2,633)	—	—	2,154	(479)
Impairment	(16,752)		(166,789)	—	—	(177,167)	(360,708)
Translation	(4,931)		—	233	35	40	(4,623)
Balance as of August 31, 2016	$54,031		$116,369	$11,928	$936	$74,509	$257,773

(1) Activity relates to adjustments to preliminary purchase price allocations, primarily due to inventory and deferred tax adjustments.

The decrease in goodwill during fiscal 2016 is primarily due to goodwill impairment of $360.7 million, which also represents total accumulated impairment expense recognized to-date. The increase in goodwill during fiscal 2015 is primarily due to the Citadel acquisition. Goodwill associated with the Citadel acquisition is included in the USCAN and EC segments. Except for certain pre-acquisition tax deductible goodwill, none of the goodwill associated with the Citadel acquisition is deductible for income tax purposes.

The Company completed its annual impairment review of goodwill as of June 1, 2016, using judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

Upon completion of the annual testing, goodwill for the EMEA Specialty Powders ("EMEA SP"), USCAN Engineered Plastics ("USCAN EP"), and EC reporting units was determined to be impaired based on quantitative analyses, as the carrying value exceeded the fair value. During 2016, the EMEA SP reporting unit did not meet volume and revenue expectations, due, in part to the economic environment within EMEA, specifically within the oil and gas and agricultural markets. Additionally, the reporting units associated with the Citadel acquisition, USCAN EP and EC, did not meet volume and revenue expectations, and the product mix had lower margins than planned due, in part, to remediation and changes in business practices undertaken to address the Lucent quality matter, as well as the impact of the current oil and gas market. Based on the results of the annual testing, the Company recorded goodwill impairment charges within the EMEA SP, USCAN EP, and EC reporting units of $16.7 million,

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$166.8 million, and $177.2 million, respectively, and are included in asset impairment charges in the Company's consolidated statements of operations. No other instances of goodwill impairment were identified in the June 1, 2016 test.

The following table summarizes intangible assets with finite useful lives by major category:

	As of August 31, 2016			As of August 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$359,713	$(67,207)	$292,506	$360,193	$(40,447)	$319,746
Developed technology	72,657	(13,864)	58,793	93,518	(9,398)	84,120
Registered trademarks and tradenames	18,097	(6,782)	11,315	37,964	(7,293)	30,671
Total finite-lived intangible assets	$450,467	$(87,853)	$362,614	$491,675	$(57,138)	$434,537

Amortization expense for intangible assets was $36.1 million, $19.4 million and $13.0 million for fiscal 2016, 2015 and 2014, respectively. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2016 is 12.8 years.

During the fourth quarter of fiscal 2016, the Company discontinued the use of certain tradenames and developed technology associated with the Citadel acquisition and recorded intangible asset impairment of $34.5 million. The company impaired intangible assets of $7.6 million in the EC segment and $26.9 million in the USCAN segment.

Estimated future amortization expense for intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2017	$31,877
2018	30,693
2019	30,288
2020	30,107
2021	28,758

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	As of August 31,
	2016	2015
	(In thousands)
Notes payable and other, due within one year	$10,333	$5,584
Current portion of long-term debt	15,114	15,126
Short-term debt	$25,447	$20,710
Short-term weighted average interest rate	7.58%	6.75%

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$17,279	$—
Term Loan A, LIBOR plus applicable spread, due June 2020	177,500	187,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	341,407	344,781
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	14,678	137,818
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,727	250
Long-term debt	$929,591	$1,045,349

Senior Notes

On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”). The Notes were sold on May 26, 2015 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") for 540 days from issuance. The Notes have not been registered under the Securities Act as of August 31, 2016. During fiscal 2015, the Company capitalized $11.3 million in debt issuance costs related to the Notes.

The Notes mature on June 1, 2023 and are senior unsecured obligations of the Company that are guaranteed on a senior basis by the material domestic guarantors under the Credit Facility (as defined below).

The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of August 31, 2016.

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

2015 Credit Agreement

On June 1, 2015, the Company and certain of its wholly-owned subsidiaries entered into an amended and restated Credit Agreement for approximately $1 billion with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as global agent, the lenders named in the Credit Agreement and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (the "Credit Agreement"). The Credit Agreement provides for:

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

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022. In addition to the required Term Loan quarterly payments due until maturity, the Company repaid €108.6 million of the Euro Term Loan B Facility during the year ending August 31, 2016.

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

The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility. The Company was in compliance with these covenants and does not believe a subsequent covenant violation is reasonably possible as of August 31, 2016.

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

Additional Debt

During the third quarter of fiscal 2015, the Company obtained commitments for a senior unsecured bridge loan of $425.0 million and a senior secured credit facility of $875.0 million (together, the "Bridge Financing") to finance the Citadel acquisition in the event permanent financing was not available in time to close the Citadel acquisition. The Company did not draw on the Bridge Financing due to the successful issuance of the Notes and the Convertible Special Stock (refer to Note 9, Convertible Special Stock, of this Annual Report on Form 10-K) and the execution of the Credit Agreement. The Company incurred and expensed financing fees of $18.8 million on the Bridge Financing during the third quarter of fiscal 2015. Upon finalizing the Citadel acquisition and related financings on June 1, 2015, the Bridge Financing was terminated and no longer available to the Company.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s available funds:

	As of August 31,
	2016	2015
	(In thousands)
Existing capacity:
Revolving Facility, due June 2020	$300,000	$300,000
Foreign short-term lines of credit	37,953	34,921
Total capacity from credit lines	$337,953	$334,921
Availability:
Revolving Facility, due June 2020	$279,120	$298,574
Foreign short-term lines of credit	27,959	25,999
Total available funds from credit lines	$307,079	$324,573

Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $26.6 million and $8.9 million as of August 31, 2016 and 2015, respectively, and issued letters of credit of $4.3 million and $1.4 million as of August 31, 2016 and 2015, respectively.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2016 are as follows (in thousands):

Year ended August 31,
2017	$25,447
2018	16,114
2019	21,067
2020	175,778
2021	6,002
2022 and thereafter	710,630

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value:

	August 31, 2016				August 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$487	$—	$487	$—	$1,818	$—	$1,818	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$951	$—	$951	$—	$1,576	$—	$1,576	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$378,750	$—	$378,750	$—	$374,229	$—	$374,229	$—

Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.

The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $115.9 million and $161.5 million as of August 31, 2016 and 2015, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2016 and 2015.

Long-term fixed-rate debt as of August 31, 2016 and 2015 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. The Level 2 fair value of the Company's long-term fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of August 31, 2016 and 2015, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2016, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the period presented.

Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the fourth quarter of fiscal 2016, for the purpose of impairment evaluation, the Company measured the implied fair value of the Company's EMEA Specialty Powders, USCAN Engineered Plastics, and EC reporting unit goodwill. We utilized income and market approaches to determine the fair value of these Level 3 assets. For more information, see Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K. Besides goodwill from certain business units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
U.S.	$(433,199)	$(43,770)	$(2,426)
Foreign	66,694	72,200	74,758
Income from continuing operations before taxes	$(366,505)	$28,430	$72,332

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Current taxes:
U.S.	$813	$1,674	$435
Foreign	28,466	18,078	19,794
Total current tax expense (benefit)	29,279	19,752	20,229
Deferred taxes:
U.S.	(34,069)	(19,985)	589
Foreign	(3,850)	732	(2,276)
Total deferred tax expense (benefit)	(37,919)	(19,253)	(1,687)
Total income tax expense (benefit)	$(8,640)	$499	$18,542

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of 2.4% in 2016, 1.8% in 2015, and 25.7% in 2014 is as follows:

	Year Ended August 31,
	2016		2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
U.S. statutory federal income tax rate	$(128,277)	35.0%	$9,951	35.0%	$25,316	35.0%
Foreign rate differential	10,069	(2.7)	(692)	(2.4)	(13,602)	(18.8)
Foreign losses with no tax benefit	1,866	(0.5)	3,956	14.0	4,899	6.8
U.S. restructuring and other U.S. charges with no benefit	—	—	—	—	3,010	4.2
U.S. non-deductible transaction costs	—	—	1,349	4.7	—	—
Valuation allowance charges (reversals)	863	(0.2)	(12,279)	(43.2)	—	—
Non-deductible goodwill impairment	106,503	(29.1)	—	—	—	—
Establishment (resolution) of uncertain tax positions	482	(0.1)	(1,030)	(3.6)	(121)	(0.2)
Other	(146)	—	(756)	(2.7)	(960)	(1.3)
Provision (benefit) for U.S. and foreign income taxes	$(8,640)	2.4%	$499	1.8%	$18,542	25.7%
Deferred tax assets and (liabilities) consist of the following:

	As of August 31,
	2016	2015
	(In thousands)
Pensions	$28,400	$20,431
Inventory reserves	2,176	1,635
Bad debt reserves	1,680	1,674
Accruals	7,844	8,479
Postretirement benefits other than pensions	6,255	6,094
Foreign net operating loss carryforwards	21,967	15,999
Foreign tax credit carryforwards	5,442	4,952
Alternative minimum tax carryforwards	2,289	3,330
Interest carryforwards	2,713	2,733
U.S. net operating loss carryforwards	33,059	17,309
Other	13,498	15,305
Gross deferred tax assets	125,323	97,941
Valuation allowance	(29,089)	(23,859)
Total deferred tax assets	96,234	74,082
Property, plant and equipment	(16,194)	(16,783)
Intangibles	(89,919)	(122,485)
Unremitted foreign earnings	(9,003)	—
Other	(3,925)	(9,208)
Gross deferred tax liabilities	(119,041)	(148,476)
Net deferred tax assets (liabilities)	$(22,807)	$(74,394)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2016, the Company has a U.S. federal net operating loss carryforward of $81.6 million which will begin to expire in 2035, resulting in a deferred tax asset of $28.3 million. In connection with the acquisition of Citadel during the year ended August 31, 2015, the Company reversed its valuation allowance on most of its federal deferred tax assets. This reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition.

As of August 31, 2016, the Company has foreign net operating loss carryforwards of $68.1 million resulting in a deferred tax asset of $21.9 million. These foreign net operating loss carryforwards are primarily from countries with unlimited carryforward periods, but include $2.6 million of carryforwards subject to expiration in years 2020 to 2025. A valuation allowance totaling $12.3 million has been recorded against this deferred tax asset where recovery of the carryforward is uncertain.

As of August 31, 2016, the Company has domestic state and local net operating loss carryforwards of $153.1 million resulting in a deferred tax asset of $4.8 million partially offset by a valuation allowance of $4.1 million. These net operating loss carryforwards expire in years 2017 to 2036.

As of August 31, 2016, the Company has $2.3 million in foreign tax credit carryforwards that will expire in 2019 and $5.4 million of foreign tax credit carryforwards that will expire in 2025. The foreign tax credit carryforwards have been offset by a full valuation allowance.

The amount of foreign tax credit carryforwards and U.S. net operating loss carryforwards shown in the table above for the year 2016 has been reduced by unrealized stock compensation attributes of $2.6 million.

As of August 31, 2016, the Company has $2.3 million of alternative minimum tax carryforwards which have an unlimited carryforward period.

The tax effect of temporary differences included in prepaid expenses and other current assets was $14.8 million at August 31, 2015. Deferred charges included $36.2 million and $27.5 million from the tax effect of temporary differences at August 31, 2016 and 2015, respectively. The tax effect of temporary differences included in other accrued liabilities was $1.1 million at August 31, 2015.

As of August 31, 2016, the Company’s gross unrecognized tax benefits totaled $3.0 million. If recognized $2.1 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2016, the Company had $1.1 million of accrued interest and penalties on unrecognized tax benefits.

The Company's statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2013 onward, Belgium - from 2013 onward, other foreign jurisdictions - from 2010 onward.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$2,031	$3,845	$4,986
Decreases related to prior year tax positions	(53)	(259)	(576)
Increases related to prior year tax positions	275	509	—
Increases related to current year tax positions	826	61	512
Settlements	—	(376)	(38)
Lapse of statute of limitations	(71)	(1,192)	(1,040)
Foreign currency impact	(15)	(557)	1
Ending balance	$2,993	$2,031	$3,845

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2016, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $488.3 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the plan obligations and assets, the recorded liability and accumulated other comprehensive income (loss) ("AOCI") are as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(In thousands)
Benefit obligation at beginning of year	$(165,205)	$(173,983)	$(10,137)	$(12,191)
Service cost	(5,051)	(4,609)	(3)	(3)
Interest cost	(4,198)	(4,362)	(390)	(440)
Participant contributions	(155)	(203)	(47)	(59)
Actuarial gains (losses)	(36,159)	(7,453)	(755)	1,705
Settlement (gains) losses	—	—	—	—
Curtailment (gains) losses	1,369	—	—	—
Benefits paid	4,597	4,002	841	851
Business combinations	—	(1,806)	—	—
Plan amendments	—	(110)	—	—
Translation adjustment	6,417	23,319	—	—
Benefit obligation at end of year	$(198,385)	$(165,205)	$(10,491)	$(10,137)
Fair value of plan assets at beginning of year	$44,325	$40,904	$—	$—
Actual return on assets	8,365	6,030	—	—
Employer contributions	5,658	5,662	794	792
Participant contributions	155	203	47	59
Benefits paid	(4,597)	(4,002)	(841)	(851)
Translation adjustment	(3,840)	(4,472)	—	—
Fair value of plan assets at end of year	$50,066	$44,325	$—	$—
Underfunded	$(148,319)	$(120,880)	$(10,491)	$(10,137)
Classification of net amount recognized:
Accrued payroll, taxes and related benefits	$(3,211)	$(2,991)	$(805)	$(780)
Long-term liabilities	(145,108)	(117,889)	(9,686)	(9,357)
Net amount recognized	$(148,319)	$(120,880)	$(10,491)	$(10,137)
Amounts recognized in AOCI:
Net actuarial (gain) loss	$73,922	$50,612	$(974)	$(1,785)
Net prior service cost (credit)	132	351	(899)	(1,440)
Net amount recognized in AOCI	$74,054	$50,963	$(1,873)	$(3,225)
Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$28,358	$3,432	$755	$(1,705)
Prior service cost (credit)	—	110	—	—
Amortization of net actuarial (loss) gain	(2,843)	(2,884)	56	—
Amortization of prior service (cost) credit	(32)	(144)	541	541
Settlement/curtailment gains (losses)	(68)	—	—	—
Translation adjustment	(2,324)	(7,613)	—	—
Total change in AOCI	$23,091	$(7,099)	$1,352	$(1,164)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended August 31,			Year Ended August 31,
	2016	2015	2014	2016	2015	2014
	(In thousands)
Service cost	$5,051	$4,609	$3,795	$3	$3	$5
Interest cost	4,198	4,362	5,413	390	440	491
Expected return on plan assets	(1,934)	(1,799)	(1,819)	—	—	—
Amortization of prior service cost (credit)	32	144	24	(597)	(541)	(541)
Recognized losses due to plan settlements	—	—	214	—	—	—
Recognized (gains) losses due to plan curtailments	68	—	—	—	—	—
Recognized net actuarial loss (gain)	2,843	2,884	1,373	—	—	(18)
Total net periodic benefit cost	$10,258	$10,200	$9,000	$(204)	$(98)	$(63)

Amounts expected to be amortized from AOCI and included in total net periodic benefit cost during the year ended August 31, 2017, are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Net actuarial loss (gain)	$4,024	$—
Prior service cost (credit)	10	(541)
Total	$4,034	$(541)

Selected information regarding the Company’s pension and OPEB plans is as follows:

	As of August 31,
	2016	2015
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$183,298	$149,536
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$198,385	$165,205
Accumulated benefit obligation	$183,298	$149,536
Fair value of plan assets	$50,066	$44,325
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	$—	$—
Fair value of plan assets	$—	$—

OPEB Plan:
Accumulated benefit obligation	$10,491	$10,137
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$10,491	$10,137
Accumulated benefit obligation	$10,491	$10,137

The underfunded position of the pension plans is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2016, the Company’s German and United Kingdom pension plans are underfunded by $132.2 million. In

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Actuarial assumptions used in the calculation of the recorded liability are as follows:

Weighted — Average Assumptions as of August 31 :	2016	2015	2014
Discount rate on pension plans	1.5%	2.6%	2.8%
Discount rate on other postretirement obligation	3.1%	4.0%	3.8%
Rate of compensation increase	2.1%	2.4%	2.4%

Actuarial assumptions used in the calculation of the recorded benefit expense are as follows:

Weighted — Average Assumptions for the year ended August 31 :	2016	2015	2014
Discount rate on pension plans	2.6%	2.8%	4.0%
Discount rate on other postretirement obligation	4.0%	3.8%	4.5%
Return on pension plan assets	4.5%	4.7%	5.2%
Rate of compensation increase	2.4%	2.4%	2.4%
Projected health care cost trend rate	6.5%	6.8%	7.5%
Ultimate health care rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2023	2023	2019

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

As of August 31, 2016, the Company changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, the Company estimated the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of August 31, 2016, the Company utilized a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. Service and interest costs on the obligation are expected to be $0.7 million and $0.1 million lower for the twelve months ended August 31, 2017 for pension and other postretirement benefits plans, respectively, as a result of using the spot rate approach compared to the historical approach.

For fiscal 2017, the Company, in consultation with its actuaries, has selected a weighted-average discount rate of 1.5%, expected long-term return on plan assets of 3.1% and rate of compensation increase of 2.1% for its defined benefit pension plans. For its postretirement benefit plan, the Company, in consultation with its actuaries, has selected a discount rate of 3.1% for fiscal 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the OPEB plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2016:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$38	$(33)
Effect on accumulated postretirement benefit obligation	$972	$(846)

The Company’s pension plan weighted-average asset allocation and target allocation, by asset category are as follows:

	Plan Assets		Target Allocation
	As of August 31,		As of August 31,
Asset Category	2016	2015	2016	2015
Equity securities	22%	28%	20%	20%
Debt securities	18%	27%	9%	11%
Fixed insurance contracts	59%	41%	70%	62%
Cash	1%	3%	1%	7%
Real Estate	—%	1%	—%	—%
Total	100%	100%	100%	100%

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

The fair values of the Company’s pension plan assets, all of which are for foreign plans, are as follows:

	As of August 31, 2016				As of August 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities	$10,940	$1,615	$9,325	$—	$12,432	$6,887	$5,545	$—
Debt securities	8,969	4,905	4,064	—	12,076	4,457	7,619	—
Fixed insurance contracts	29,855	—	—	29,855	18,183	—	—	18,183
Cash	302	302	—	—	1,279	1,279	—	—
Other	—	—	—	—	355	—	—	355
Total	$50,066	$6,822	$13,389	$29,855	$44,325	$12,623	$13,164	$18,538

The change in fair value of the Company’s pension plan assets classified as Level 3, all of which are for foreign plans, is as follows:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015
	(In thousands)
Balance, beginning of fiscal year	$18,538	$18,566
Actual return on plan assets	11,539	177
Purchases, sales, issuances, and settlements, net	2,864	116
Foreign currency translation	(3,086)	(321)
Balance, end of fiscal year	$29,855	$18,538

The Company expects to contribute $5.7 million for its pension obligations and $0.8 million to its other postretirement plan in 2017. The benefit payments, which reflect expected future service, are as follows:

Year Ended August 31,	Pension Benefits	OPEB Benefits
	(In thousands)
2017	$4,604	$817
2018	4,142	793
2019	4,502	805
2020	4,715	768
2021	5,010	726
Years 2022 — 2026	30,795	3,347

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was $3.9 million, $4.2 million and $3.0 million in 2016, 2015 and 2014, respectively.

NOTE 9 — CONVERTIBLE SPECIAL STOCK

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance.

On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. As of August 31, 2016, the $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends. Holders of Convertible Special Stock are entitled to receive cumulative dividends at the rate of 6.00% per annum on the $1,000 liquidation preference per share of the Convertible Special Stock. When declared by the Company’s Board of Directors, dividends will be payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2015. The Company paid $7.5 million and $1.8 million of convertible special stock dividends during fiscal 2016 and 2015, respectively and currently intends to pay future dividends in cash.

Voting Rights. Except as required by Delaware law, and subject to the following limitations, holders of the Convertible Special Stock will have no voting rights. If dividends are in arrears and unpaid for six or more quarterly periods, until such arrearage is paid in full, the holders of the Convertible Special Stock will be entitled (voting on an as-converted basis, together with the holders of the Company’s common stock) at the next regular or special meeting of the Company’s stockholders, to vote on matters presented to the Company’s stockholders for a vote at such meeting. Furthermore, so long as any shares of Convertible Special Stock remain outstanding, the Company may not, without the affirmative consent of the holders of at least 66.67% of the shares of the Convertible Special Stock outstanding at the time, voting together as a single class with all series of parity stock with similar voting rights, take certain actions altering or preempting the rights of the holders of the Convertible Special Stock, as described in the Certificate of Designation.

Liquidation. In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of Convertible Special Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, a liquidation preference per share of Convertible Special Stock equal to $1,000 ($125.0 million in aggregate for the 125,000 shares outstanding as of August 31, 2016) plus accumulated dividends to the date fixed for liquidation, winding-up or dissolution in the order described within Ranking above.

Redemption. The Convertible Special Stock has no maturity date, is not redeemable by the Company at any time and will remain outstanding unless converted by the holders or mandatorily converted by the Company as described below.

Optional Conversion by Holders. Each share of Convertible Special Stock is convertible, at the holder’s option at any time, into shares of common stock at the initial conversion rate of approximately 19.1113 shares of common stock of the Company (which is equivalent to an initial conversion price of approximately $52.33 per share) to one share of Convertible Special Stock. The conversion rate is subject to specified adjustments as set forth in the Certificate of Designation. There have been no conversions as of August 31, 2016.

If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder converts its shares of Convertible Special Stock at any time beginning at the opening of business on the trading day immediately following the effective date of such fundamental change and ending at the close of business on the 30th trading day immediately following such effective date, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations. There have been no fundamental changes as of August 31, 2016.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)(5)		Pension and Other Retiree Benefits(2)		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2013	$17,712		$(17,030)		$682
Other comprehensive income (loss) before reclassifications, net of tax of $0 related to foreign currency translation gains (losses), and $8,718 related to pension and other retiree benefits	5,872		(23,043)		(17,171)
Amounts reclassified to earnings, net of tax of ($456)	(885)	(3)	596	(4)	(289)
Net current period other comprehensive income (loss)	4,987		(22,447)		(17,460)
Less: comprehensive income (loss) attributable to noncontrolling interests	(87)		—		(87)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	5,074		(22,447)		(17,373)
Balance as of August 31, 2014	22,786		(39,477)		(16,691)
Other comprehensive income (loss) before reclassifications, net of tax of $7,076 related to foreign currency translation gains (losses), and ($1,682) related to pension and other retiree benefits	(72,526)		4,152		(68,374)
Amounts reclassified to earnings, net of tax of ($1,061)	—	(3)	1,427	(4)	1,427
Net current period other comprehensive income (loss)	(72,526)		5,579		(66,947)
Less: comprehensive income (loss) attributable to noncontrolling interests	(178)		—		(178)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(72,348)		5,579		(66,769)
Balance as of August 31, 2015	(49,562)		(33,898)		(83,460)
Other comprehensive income (loss) before reclassifications, net of tax of $0 related to foreign currency translation gains (losses), and $7,912 related to pension and other retiree benefits	(20,831)		(18,827)		(39,658)
Amounts reclassified to earnings, net of tax of ($624)	—	(3)	1,721	(4)	1,721
Net current period other comprehensive income (loss)	(20,831)		(17,106)		(37,937)
Less: comprehensive income (loss) attributable to noncontrolling interests	(676)		—		(676)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(20,155)		(17,106)		(37,261)
Balance as of August 31, 2016	$(69,717)		$(51,004)		$(120,721)

(1) All amounts presented are net of tax.
(2) Reclassified from accumulated other comprehensive income (loss) into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 8, Pension and Postretirement Benefit Plans, of this Annual Report on Form 10-K for further details.
(3) Reclassified from accumulated other comprehensive income (loss) into income (loss) from discontinued operations on the consolidated statements of operations on the sale of the rotational compounding business in Australia. Refer to Note 20, Discontinued Operations, of this Annual Report on Form 10-K for further details.
(4) Represents amortization of net actuarial loss and prior service costs. Fiscal 2016 includes a curtailment gain of $68, and fiscal 2014 includes settlement charges of $214. There were no curtailments or settlements recognized in fiscal 2015.
(5) The tax amounts on the foreign currency loss relate to a note denominated in euros which was repaid in fiscal 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SHARE-BASED INCENTIVE COMPENSATION PLANS

On December 7, 2006, the Company adopted the 2006 Incentive Plan, which provides for the grant of various share-based incentive compensation awards. Upon adoption of the 2006 Incentive Plan, all remaining shares eligible for award under a previous plan were added to the 2006 Incentive Plan. On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creation Rewards Plan (“2010 Rewards Plan”) which also provides for similar grants. On December 12, 2014, upon approval by its stockholders and Board of Directors, the Company adopted the A. Schulman, Inc. 2014 Equity Incentive Plan ("2014 Equity Incentive Plan"). The 2014 Equity Incentive Plan provides for the grant of various share-based incentive compensation awards and unless terminated earlier, will continue until December 12, 2024. A total of 2,000,000 shares of common stock may be issued under the 2014 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and the vesting of awards under these plans. As of August 31, 2016, there were 971,627 shares, 395,987 shares and 1,531,680 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, the 2010 Rewards Plan and the 2014 Equity Incentive Plan, respectively. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, certain of these awards have market or performance vesting conditions.

The following table summarizes the activity of time-based and performance-based restricted stock awards:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2015	96,930	575,957	$31.51	$31.78
Granted	57,350	339,510	$22.95	$22.93
Vested	(37,837)	(108,596)	$28.47	$29.91
Forfeited	(12,792)	(165,864)	$29.24	$29.74
Outstanding at August 31, 2016	103,651	641,007	$28.16	$27.93

Time-based awards are valued at the fair market value on the date of grant, have voting rights and earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the years ended August 31, 2016, 2015 and 2014 were $22.95, $33.90 and $34.42, respectively.

Performance-based awards vest based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2016 are 300,785 performance-based awards which earn dividends throughout the vesting period, and the remaining performance-based awards which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance-based awards.

The performance-based awards in the table above include 61,641 shares which vest based on market conditions and are valued based upon a Monte Carlo valuation model. Vesting of the ultimate number of shares underlying such performance-based awards, if any, will be dependent upon the Company’s total stockholder return in relation to the total stockholder return of a select group of peer companies over a three-year period. The probability of meeting the market criteria is considered when calculating the estimated fair market value using a Monte Carlo valuation model. Such awards granted prior to fiscal 2013 are accounted for as equity awards with market conditions given that recipients receive shares of stock upon vesting, and expense for these awards is recognized over the service period regardless of whether the market condition is achieved and the awards ultimately vest. Awards granted in fiscal 2013 and 2014 provide recipients an option to receive cash or shares of common stock upon vesting. As such, the fiscal 2013 and 2014 awards are accounted for as liability awards with a market condition, and the Company remeasures these awards at fair value on a quarterly basis over the service period. The fair value of these awards is not material to the Company's consolidated financial results. Expense for these awards is recognized only to the extent the market conditions are achieved and the awards ultimately vest.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the performance-based awards with market conditions were estimated using a Monte Carlo valuation model using the following assumptions:

	2016	2015	2014
Expected volatility	42.00%	29.00%	31.00%
Risk-free interest rate	0.48%	0.55%	1.03%
Correlation	41.00%	38.00%	53.00%

The fair value of the remaining 579,366 performance-based awards in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

The weighted-average grant date fair value of the performance-based awards granted in fiscal 2016, 2015 and 2014 were $22.93, $33.90 and $34.42 per share, respectively.

A summary of stock option activity is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2015	1,667	$19.20
Exercised	(1,667)	$19.20
Forfeited and expired	—	$—
Outstanding at August 31, 2016	—	$—
Exercisable at August 31, 2016	—	$—

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended August 31, 2016, 2015, and 2014 was $0.1 million, $0.1 million and $0.2 million, respectively. All outstanding and exercisable stock options are fully vested and exercised as of August 31, 2016. The Company did not grant stock options in fiscal years 2016, 2015 or 2014.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to nonvested share-based incentive compensation arrangements as of August 31, 2016 was $2.2 million. This cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company made $0.8 million and $1.4 million in cash payments for cash-settled restricted stock units and cash-based awards during fiscal 2016 and fiscal 2015, respectively.

During fiscal 2016 and 2015, the Company granted non-employee directors 24,624 shares and 18,810 shares of unrestricted common stock, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2016, 2015 and 2014. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Time-based and performance-based restricted stock awards	$879	$4,071	$7,105
Board of Directors unrestricted awards	564	631	797
CEO transition costs	—	6,167	—
Total share-based incentive compensation	$1,443	$10,869	$7,902

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

The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For fiscal years 2016 and 2015, the accumulated dividend per share on conversion exceeds basic EPS, therefore the respective 2,388,913 and 772,502 shares related to the convertible special stock were considered anti-dilutive.

The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Weighted-average shares outstanding:
Basic	29,300	29,149	29,061
Incremental shares from equity awards	—	334	301
Incremental shares from convertible special stock	—	—	—
Diluted	29,300	29,483	29,362

Diluted weighted-average shares outstanding for fiscal 2016 excludes approximately 745,000 shares related to equity awards which are potentially dilutive in future periods, as their inclusion would have been anti-dilutive. During fiscal 2015 and 2014, there were no anti-dilutive shares related to equity awards that were excluded from diluted weighted-average shares outstanding.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES

The Company leases certain equipment, buildings, vehicles and computer equipment. Total rental expense was $22.4 million in 2016, $18.1 million in 2015 and $16.6 million in 2014. The approximate future minimum rental commitments for non-cancelable operating leases, excluding obligations for taxes and insurance, are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2017	$14,254
2018	10,715
2019	6,723
2020	4,047
2021	2,520
2022 and thereafter	12,067
Total minimum rental commitments	$50,326

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

The following table summarizes net sales to unaffiliated customers by segment:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
EMEA	$1,239,963	$1,339,355	$1,577,867
USCAN	691,369	610,493	475,050
LATAM	171,650	177,463	198,313
APAC	186,911	207,781	195,768
EC	206,112	57,133	—
Total net sales to unaffiliated customers	$2,496,005	$2,392,225	$2,446,998
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended August 31, 2016, 2015 and 2014.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below the Company presents gross profit by segment:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
EMEA	$178,376	$189,860	$206,268
USCAN	115,329	100,550	73,278
LATAM	36,886	31,971	26,239
APAC	32,293	29,238	26,767
EC	50,461	14,536	—
Total segment gross profit	413,345	366,155	332,552
Inventory step-up	—	(3,082)	(1,468)
Accelerated depreciation and restructuring related costs	(7,571)	(1,796)	(1,042)
Costs related to acquisitions	(2,769)	(267)	(34)
Lucent costs (1)	(2,085)	—	—
Total gross profit	$400,920	$361,010	$330,008

Below is a reconciliation of segment operating income to operating income and income from continuing operations before taxes:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
EMEA	$76,576	$78,313	$80,690
USCAN	47,062	40,713	30,418
LATAM	20,268	13,061	8,388
APAC	17,953	14,401	12,527
EC	14,885	5,454	—
Total segment operating income	176,744	151,942	132,023
Corporate	(30,797)	(31,238)	(32,170)
Costs related to acquisitions and integrations	(8,789)	(17,208)	(6,021)
Restructuring and related costs	(27,762)	(23,411)	(9,832)
Accelerated depreciation	(6,309)	(408)	(107)
CEO transition costs	(3,399)	(6,167)	—
Asset impairment	(401,667)	—	(104)
Lucent costs (1)	(7,261)	—	—
Inventory step-up	—	(3,082)	(1,468)
Operating income (loss)	(309,240)	70,428	82,321
Interest expense	(54,548)	(22,613)	(8,503)
Bridge financing fees	—	(18,750)	—
Foreign currency transaction gains (losses)	(3,491)	(3,363)	(2,206)
Other income (expense), net	774	1,438	720
Gain on early extinguishment of debt	—	1,290	—
Income (loss) from continuing operations before taxes	$(366,505)	$28,430	$72,332

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Refer to Note 17, Contingencies and Claims, of this Annual Report on Form 10-K for additional discussion on this matter. Lucent costs in costs of sales include additional product and manufacturing operational costs for reworking inventory. Additional Lucent costs in selling, general and administrative expenses include legal and investigative costs and dedicated internal personnel costs that would have otherwise been focused on normal operations.

The following table summarizes identifiable assets by segment:

	As of August 31,
	2016	2015	2014
	(In thousands)
Identifiable assets:
EMEA	$594,599	$701,263	$809,670
USCAN	609,828	873,814	458,109
LATAM	86,105	96,210	111,126
APAC	131,356	126,965	133,579
EC	335,793	553,459	—
Total identifiable assets	$1,757,681	$2,351,711	$1,512,484

The following tables summarize depreciation and amortization and capital expenditures by segment:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Depreciation and amortization expense:
EMEA	$22,646	$21,730	$21,832
USCAN	39,139	24,197	16,522
LATAM	3,822	3,255	4,128
APAC	5,409	5,424	5,422
EC	18,248	4,634	—
Total depreciation and amortization expense	$89,264	$59,240	$47,904
Capital expenditures:
EMEA	$17,763	$21,321	$13,199
USCAN	17,447	10,332	12,235
LATAM	5,514	3,597	4,380
APAC	9,322	6,895	5,275
EC	1,192	442	—
Total capital expenditures	$51,238	$42,587	$35,089

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
Net sales:
United States	$807,673	$632,906	$457,225
Germany	415,965	432,822	548,454
France	170,304	195,507	238,029
Other international	1,102,063	1,130,990	1,203,290
Total net sales	$2,496,005	$2,392,225	$2,446,998

	As of August 31,
	2016	2015	2014
	(In thousands)
Long lived assets:
United States	$149,098	$159,394	$95,349
Germany	25,716	27,224	22,716
France	26,450	18,472	22,758
Other international	113,558	109,404	113,098
Total long lived assets	$314,822	$314,494	$253,921

Globally, the Company operates in six product families: (1) Custom Performance Colors, (2) Engineered Composites, (3) Masterbatch Solutions, (4) Engineered Plastics, (5) Specialty Powders and (6) Distribution Services. The consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2016		2015		2014
	(In thousands, except for %’s)
Custom Performance Colors	$181,738	7%	$191,453	8%	$188,221	8%
Engineered Composites	206,112	8	57,133	2	—	—
Masterbatch Solutions	700,939	28	741,354	31	766,788	31
Engineered Plastics	886,573	36	787,258	33	753,728	31
Specialty Powders	258,137	10	294,228	12	350,510	14
Distribution Services	262,506	11	320,799	14	387,751	16
Total consolidated net sales	$2,496,005	100%	$2,392,225	100%	$2,446,998	100%

NOTE 15 — RESEARCH AND DEVELOPMENT

Research and development expenditures were $19.8 million, $17.8 million and $16.9 million in fiscal years 2016, 2015 and 2014, respectively. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 16 — RESTRUCTURING

Fiscal 2016 Restructuring Plans

Global Headcount Reduction Plan

In the third quarter of fiscal 2016, the Company approved a plan for a global headcount reduction to drive further efficiency and cost savings in the organization, primarily in the USCAN segment and Corporate location. The Company reduced headcount by approximately 60 with the majority of the reductions occurring in third quarter of fiscal 2016. The Company recorded $4.0

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of pre-tax employee-related and other charges during fiscal 2016 of which $0.7 million remains accrued as of August 31, 2016. The Company does not expect any additional charges related to this plan during fiscal 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.

USCAN Plans

In May 2016, the Company announced plans to create an Accounting and Shared Service Center of Excellence ("U.S. SSC") in Akron, Ohio that will be responsible for back office processes for all U.S. and Canada operations (USCAN and EC segments). The Company plans to reduce headcount by approximately 25 throughout the U.S. through fiscal 2017, partially offset by the addition of approximately 15 associates at the U.S. SSC. The Company recorded $0.7 million of pre-tax employee-related and other costs during fiscal 2016. As of August 31, 2016, the Company has a balance of $0.6 million accrued for the employee-related costs related to this plan. The Company anticipates recording approximately $1.0 million of additional pre-tax employee-related charges through fiscal 2017. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.

In October 2015, as part of the Company’s previously announced Citadel acquisition integration strategy and a careful evaluation of capacity utilization and manufacturing capabilities, the Company approved plans to close three manufacturing facilities in Evansville, Indiana and consolidate production into other existing facilities in the area. Overall, the Company reduced headcount by approximately 25 as a result of these actions through natural attrition. The Company recorded $0.4 million of pre-tax employee-related and other charges and $4.8 million of accelerated depreciation costs during fiscal 2016. The Company anticipates recognizing between $0.5 million and $1.0 million of additional pretax machinery and equipment accelerated depreciation through fiscal 2017. As of August 31, 2016, the Company has a minimal balance accrued for this plan.

EC Plan

In the second quarter of fiscal 2016, the Company approved plans to optimize the Engineered Composites segment administrative functions and reduced headcount by approximately 10 in fiscal 2016. The Company recorded $1.2 million of pre-tax employee-related restructuring expense during fiscal 2016. As of August 31, 2016, the Company has a minimal balance accrued for the employee-related costs for this plan. The Company does not expect any additional charges or cash payments related to this plan as the plan is considered complete.

Fiscal 2015 Restructuring Plans

EMEA Plans

In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company reduced headcount in EMEA by approximately 40 during fiscal 2015. The Company recorded pretax employee-related and other charges of $0.2 million and $5.9 million during fiscal 2016 and 2015, respectively. As of August 31, 2016, the Company has a minimal balance accrued and does not expect any additional charges for this plan.

In May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company reduced headcount by approximately 40 employees during fiscal 2016. The Company recorded pretax employee-related and other charges of $1.2 million and $2.3 million during fiscal 2016 and 2015, respectively. As of August 31, 2016, the Company has a balance of $0.7 million accrued for this plan and does not expect any additional charges in fiscal 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.

In August 2015, the Company approved plans to integrate the existing Paris, Montereau, and Beaucaire, France facilities into one new facility in St. Germain-Laval. As a result of this consolidation, the Company reduced headcount in France by approximately 20 in fiscal 2016, partially offset by the addition of approximately 15 associates at the Company's new facility. The Company has recognized $2.3 million and $0.7 million in pre-tax employee-related and other charges in fiscal 2016 and 2015, respectively. The Company expects to incur minimal charges related to pretax employee-related costs in fiscal 2017. As of August 31, 2016, the Company has a balance of $1.5 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USCAN Plans

In November 2014, the Company announced plans to consolidate its North American production facilities. As part of the ongoing review of its manufacturing footprint, the Company closed its plant in Stryker, Ohio in fiscal 2015 and shifted the plant’s production to other North American facilities. The Company reduced headcount by approximately 70. The Company recorded pretax employee-related and other charges of $0.5 million and $1.3 million during fiscal 2016 and 2015, respectively. As of August 31, 2016, the Company has no balance accrued for this plan. The Company does not expect any additional charges or cash payments related to this plan as the plan is considered complete.

In November 2014, the Company announced plans to reduce headcount primarily in North America selling, general and administrative ("SG&A") functions as part of its ongoing effort to drive further synergies from recent acquisitions. The Company reduced headcount by approximately 15 in fiscal 2015. The Company recorded pretax employee-related costs of $0.7 million during fiscal 2015. As of August 31, 2016, the Company has no remaining accrual related to this plan. The Company does not expect any additional charges or payments associated with this plan, as the plan is considered complete.

In August 2015, the Company approved additional plans to improve manufacturing and SG&A efficiency throughout the USCAN segment. As a result of this restructuring, the Company reduced headcount by approximately 25. The Company recognized $0.3 million and $1.2 million in pre-tax employee-related and other charges during fiscal 2016 and 2015, respectively. As of August 31, 2016, the Company has no balance accrued for this plan. The Company does not expect any additional charges or payments associated with this plan, as the plan is considered complete.

LATAM Plan

In February 2015, the Company initiated plans to close its facility in Contagem, Brazil. During fiscal 2015, the Company shifted the production to its facility in Sumare, Brazil. The Company reduced headcount by approximately 20 during fiscal 2015. The Company recorded pretax employee-related costs of $0.5 million during fiscal 2015. As of August 31, 2016, the Company expects no further charges or payments and has no remaining accrual related to this plan as the plan is considered complete.

Fiscal 2013 Restructuring Plans

USCAN and LATAM Plans

In the fourth quarter of fiscal 2013, the Company conducted restructuring activities primarily in Mexico and Grand Junction, Tennessee to better align capacity with demand. As part of this restructuring, the Company reduced headcount in USCAN and LATAM by approximately 85, of which the majority of reductions occurred during fiscal 2013. The Company recorded $0.7 million of pretax employee-related restructuring costs during fiscal 2014. In fiscal 2015, the Company had no remaining accrual related to the plan as it was considered complete.

During fiscal 2013, the Company initiated restructuring activities to consolidate two of its three existing leased manufacturing facilities in Brazil. In fiscal 2014, manufacturing activities at two facilities in the State of Sao Paulo, Brazil were relocated to a new facility. As a result of this consolidation, the Company reduced headcount in Brazil by approximately 55 in fiscal 2013, partially offset by the addition of approximately 35 associates at the Company's new manufacturing facility, including associate transfers and new hires. The Company recorded $3.1 million of pretax employee-related and other restructuring costs during fiscal 2014. Additionally, the Company recorded $0.1 million of accelerated depreciation included in cost of sales during fiscal 2014. In fiscal 2015, the Company had no accrual related to this plan and minimal cash payments occurred throughout fiscal 2016 as the plan was completed.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	1,745	371	(304)	1,812
Fiscal 2015 charges	12,711	1,627	—	14,338
Fiscal 2015 payments	(8,670)	(1,537)	—	(10,207)
Translation	—	—	(560)	(560)
Accrual balance as of August 31, 2015	$5,786	$461	$(864)	$5,383
Fiscal 2016 charges	9,009	2,759	—	11,768
Fiscal 2016 payments	(10,343)	(2,818)	—	(13,161)
Translation	—	—	(46)	(46)
Accrual balance as of August 31, 2016	$4,452	$402	$(910)	$3,944

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2016	2015	2014
	(In thousands)
EMEA	$4,568	$10,073	$1,000
USCAN	5,107	3,229	754
LATAM	417	990	3,053
APAC	312	46	76
EC	1,364	—	—
Total	$11,768	$14,338	$4,883

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

The Company took immediate decisive actions following its initial discoveries, including implementing protocols designed so that future shipments of products meet customer specifications and customer certification requirements, entering into discussions and exploring different certification standards with customers and other third parties. The Company has notified and is working with affected customers to deliver accurate certifications with respect to products going forward. In addition, the Company has notified and is cooperating with Underwriter Laboratories to institute necessary corrective action. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the write-off of certain finite-lived intangible assets during the fourth quarter of 2016. Reference Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for additional details.

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

To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers.

The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results for fiscal 2016:

Year Ended August 31, 2016
(In thousands)
Inventory rework, remediation actions, and investigative costs	$5,423
Recurring additional costs to produce product to customer specifications	4,737
Total Lucent remediation costs	10,160
Litigation related costs	1,838
Total Lucent matter costs	$11,998

As no customer or other parties have initiated recalls, or have made material claims against the Company or its subsidiaries from the date we identified this issue in August 2015 through the date of filing, we are currently unable to conclude that losses related to these matters are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.

In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of August 31, 2016, approximately $31.0 million remained in such indemnity escrow.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SHARE REPURCHASE PROGRAM

On April 3, 2014, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). Repurchases under the Program may take place over a three-year period ending April 2, 2017, when the Program is scheduled to expire. The Program may be modified, suspended or terminated by the Company at any time and replaces the Company’s previous share repurchase program, which was authorized on April 1, 2011 and expired on March 31, 2014. The Company did not repurchase any common or special stock during fiscal 2016. The Company repurchased 109,422 shares of common stock under the Program in fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As of August 31, 2016, shares valued at $51.7 million remain authorized for repurchase. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1plan.

In fiscal 2014, the Company repurchased 40,327 shares of common stock under the previous share repurchase program at an average price of $27.68 per share for a total cost of $1.1 million. In total under the previous program, the Company acquired 2,192,612 shares at an average price of $20.33 per share.

NOTE 19 — ASSET IMPAIRMENT

The following table summarizes the Company's asset impairment activity for the periods presented:

	Year ended August 31,
	2016	2015	2014
	(In thousands)
Goodwill impairment	$360,708	$—	$—
Finite-lived intangible asset impairment	34,471	—	—
Information technology asset impairment	6,488	—	—
Other	—	—	104
Total	$401,667	$—	$104

During fiscal 2016, the Company recorded goodwill impairment of $360.7 million and intangible asset impairment of $34.5 million. See Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for details.

During fiscal 2016, the Company recorded an impairment charge of $6.5 million related to certain software licenses that were discontinued.

NOTE 20 — DISCONTINUED OPERATIONS

The Company completed the sale of all of the fixed and intangible assets of its rotational compounding business in Australia for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's Specialty Powders product family within the APAC segment.

The following summarizes select financial information included in net earnings from discontinued operations related to the Australia business:

	Year ended August 31,
	2016	2015	2014
	(In thousands)
Net sales	$—	$—	$1,372
Income (loss) from discontinued operations, net of tax	$1,861	$(133)	$3,202

Fiscal 2016 includes a tax benefit of $1.6 million related to a worthless stock deduction relating to the discontinued business entity. Income taxes were minimal for fiscal 2015 and fiscal 2014.

During fiscal 2014, the Company recorded a gain on the sale of assets of $3.4 million.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — CONSOLIDATING FINANCIAL INFORMATION

Certain of our subsidiaries have guaranteed our obligations under the $375.0 million outstanding principal amount of 6.875% Senior Notes due June 2023 (the "Notes"). The following presents the condensed consolidating financial information separately for:

(i) A. Schulman Inc. (“Parent”), the issuer of the guaranteed obligations;
(ii) Guarantor subsidiaries (“Guarantors”), on a combined basis, as specified in the indentures related to the Company’s obligations under the Notes;
(iii) Non-guarantor subsidiaries (“Non-Guarantors”), on a combined basis;
(iv) Eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent, Guarantors and Non-Guarantors and (b) eliminate the investments in our subsidiaries;
(v) A. Schulman, Inc. and Subsidiaries on a consolidated basis (“Consolidated”).

Each Guarantor is 100% owned by Parent for each period presented. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor. The guarantees of the Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the notes to the consolidated financial statements, except for the use by Parent and Guarantors of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.

Certain Non-Guarantors are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Balance Sheet
	August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$35,260	$—	$35,260
Restricted cash	4,400	—	3,743	—	8,143
Accounts receivable, net	40,017	56,995	279,774	—	376,786
Accounts receivable, intercompany	16,245	9,906	26,839	(52,990)	—
Inventories	33,702	41,895	188,020	—	263,617
Prepaid expenses and other current assets	6,874	4,006	29,383	—	40,263
Total current assets	101,238	112,802	563,019	(52,990)	724,069
Net property, plant and equipment	52,653	77,800	184,369	—	314,822
Deferred charges and other noncurrent assets	84,705	4,205	66,038	(56,545)	98,403
Intercompany loans receivable	2,593	33,015	200	(35,808)	—
Investment in subsidiaries	871,441	245,202	—	(1,116,643)	—
Goodwill	36,533	110,289	110,951	—	257,773
Intangible assets, net	30,316	204,026	128,272	—	362,614
Total assets	$1,179,479	$787,339	$1,052,849	$(1,261,986)	$1,757,681
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,671	$36,157	$207,232	$—	$280,060
Accounts payable, intercompany	17,886	20,050	15,054	(52,990)	—
U.S. and foreign income taxes payable	1,242	100	7,643	—	8,985
Accrued payroll, taxes and related benefits	10,326	5,980	31,263	—	47,569
Other accrued liabilities	17,684	14,195	35,825	—	67,704
Short-term debt	13,626	—	11,821	—	25,447
Total current liabilities	97,435	76,482	308,838	(52,990)	429,765
Long-term debt	904,683	—	24,908	—	929,591
Intercompany debt	—	200	35,608	(35,808)	—
Pension plans	2,444	1,450	141,214	—	145,108
Deferred income taxes	—	77,507	38,051	(56,545)	59,013
Other long-term liabilities	15,648	1,037	9,159	—	25,844
Total liabilities	1,020,210	156,676	557,778	(145,343)	1,589,321
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,510	—	—	—	48,510
Other equity	(9,530)	630,663	485,980	(1,116,643)	(9,530)
Total A. Schulman, Inc.’s stockholders’ equity	159,269	630,663	485,980	(1,116,643)	159,269
Noncontrolling interests	—	—	9,091	—	9,091
Total equity	159,269	630,663	495,071	(1,116,643)	168,360
Total liabilities and equity	$1,179,479	$787,339	$1,052,849	$(1,261,986)	$1,757,681

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Balance Sheet
	August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,090	$—	$89,782	$—	$96,872
Accounts receivable, net	49,398	68,425	296,120	—	413,943
Accounts receivable, intercompany	57,570	43,064	11,836	(112,470)	—
Inventories	47,082	48,998	221,248	—	317,328
Prepaid expenses and other current assets	12,629	13,067	34,509	—	60,205
Total current assets	173,769	173,554	653,495	(112,470)	888,348
Net property, plant and equipment	55,151	83,907	175,436	—	314,494
Deferred charges and other noncurrent assets	27,182	4,288	59,279	—	90,749
Intercompany loans receivable	19,604	28,144	200	(47,948)	—
Investment in subsidiaries	1,268,607	355,138	—	(1,623,745)	—
Goodwill	61,558	313,130	248,895	—	623,583
Intangible assets, net	33,135	257,636	143,766	—	434,537
Total assets	$1,639,006	$1,215,797	$1,281,071	$(1,784,163)	$2,351,711
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,940	$38,641	$225,804	$—	$305,385
Accounts payable, intercompany	31,365	72,613	8,492	(112,470)	—
U.S. and foreign income taxes payable	444	—	3,761	—	4,205
Accrued payroll, taxes and related benefits	15,235	5,693	35,264	—	56,192
Other accrued liabilities	17,318	14,544	38,962	—	70,824
Short-term debt	13,561	—	7,149	—	20,710
Total current liabilities	118,863	131,491	319,432	(112,470)	457,316
Long-term debt	907,499	—	137,850	—	1,045,349
Intercompany debt	—	200	47,748	(47,948)	—
Pension plans	2,377	1,470	114,042	—	117,889
Deferred income taxes	13,553	56,721	45,263	—	115,537
Other long-term liabilities	12,628	1,032	9,225	—	22,885
Total liabilities	1,054,920	190,914	673,560	(160,418)	1,758,976
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,369	—	—	—	48,369
Other equity	415,428	1,024,883	598,862	(1,623,745)	415,428
Total A. Schulman, Inc.’s stockholders’ equity	584,086	1,024,883	598,862	(1,623,745)	584,086
Noncontrolling interests	—	—	8,649	—	8,649
Total equity	584,086	1,024,883	607,511	(1,623,745)	592,735
Total liabilities and equity	$1,639,006	$1,215,797	$1,281,071	$(1,784,163)	$2,351,711

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Statement of Operations
	Year Ended August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$322,515	$461,295	$1,759,401	$(47,206)	$2,496,005
Cost of sales	262,334	404,004	1,475,953	(47,206)	2,095,085
Selling, general and administrative expenses	42,608	69,139	184,978	—	296,725
Restructuring expense	3,885	2,094	5,789	—	11,768
Asset impairment	31,512	236,871	133,284	—	401,667
Operating income (loss)	(17,824)	(250,813)	(40,603)	—	(309,240)
Interest expense	48,361	5	7,840	(1,658)	54,548
Intercompany charges	29	16	12,944	(12,989)	—
Intercompany income	(8,337)	(4,637)	(15)	12,989	—
Foreign currency transaction (gains) losses	3,519	(135)	107	—	3,491
Other (income) expense, net	(163)	(1,056)	(1,213)	1,658	(774)
(Gain) loss on intercompany investments	316,066	122,371	—	(438,437)	—
Income (loss) from continuing operations before taxes	(377,299)	(367,377)	(60,266)	438,437	(366,505)
Provision (benefit) for U.S. and foreign income taxes	(20,178)	(23,707)	35,245	—	(8,640)
Income (loss) from continuing operations	(357,121)	(343,670)	(95,511)	438,437	(357,865)
Income (loss) from discontinued operations, net of tax	—	1,579	282	—	1,861
Net income (loss)	(357,121)	(342,091)	(95,229)	438,437	(356,004)
Noncontrolling interests	—	—	(1,118)	—	(1,118)
Net income (loss) attributable to A. Schulman, Inc.	(357,121)	(342,091)	(96,347)	438,437	(357,122)
Convertible special stock dividends	7,500	—	—	—	7,500
Net income (loss) available to A. Schulman, Inc. common stockholders	$(364,621)	$(342,091)	$(96,347)	$438,437	$(364,622)
Comprehensive income (loss)	$(394,383)	$(340,609)	$(133,350)	$474,401	$(393,941)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	442	—	442
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(394,383)	$(340,609)	$(133,792)	$474,401	$(394,383)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Statement of Operations
	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$394,116	$218,081	$1,818,184	$(38,156)	$2,392,225
Cost of sales	329,324	189,439	1,550,608	(38,156)	2,031,215
Selling, general and administrative expenses	57,711	37,391	181,142	—	276,244
Restructuring expense	2,367	290	11,681	—	14,338
Operating income (loss)	4,714	(9,039)	74,753	—	70,428
Interest expense	18,352	2	5,734	(1,475)	22,613
Bridge financing fees	18,750	—	—	—	18,750
Intercompany charges	14	38	7,379	(7,431)	—
Intercompany income	(6,201)	(1,225)	(5)	7,431	—
Foreign currency transaction (gains) losses	1,819	(172)	1,716	—	3,363
Other (income) expense, net	(1,436)	(563)	(914)	1,475	(1,438)
(Gain) loss on intercompany investments	(37,382)	9,424	—	27,958	—
Gain on early extinguishment of debt	—	—	(1,290)	—	(1,290)
Income (loss) from continuing operations before taxes	10,798	(16,543)	62,133	(27,958)	28,430
Provision (benefit) for U.S. and foreign income taxes	(15,831)	(2,704)	19,034	—	499
Income (loss) from continuing operations	26,629	(13,839)	43,099	(27,958)	27,931
Income (loss) from discontinued operations, net of tax	—	—	(133)	—	(133)
Net income (loss)	26,629	(13,839)	42,966	(27,958)	27,798
Noncontrolling interests	—	—	(1,169)	—	(1,169)
Net income (loss) attributable to A. Schulman, Inc.	26,629	(13,839)	41,797	(27,958)	26,629
Convertible special stock dividends	2,438	—	—	—	2,438
Net income (loss) available to A. Schulman, Inc. common stockholders	$24,191	$(13,839)	$41,797	$(27,958)	$24,191
Comprehensive income (loss)	$(40,140)	$(25,698)	$(28,731)	$55,420	$(39,149)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	991	—	991
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(40,140)	$(25,698)	$(29,722)	$55,420	$(40,140)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Statement of Operations
	Year Ended August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$353,762	$87,788	$2,037,236	$(31,788)	$2,446,998
Cost of sales	301,618	77,828	1,769,332	(31,788)	2,116,990
Selling, general and administrative expenses	43,304	13,645	185,751	—	242,700
Restructuring expense	691	64	4,128	—	4,883
Asset impairment	—	—	104	—	104
Operating income (loss)	8,149	(3,749)	77,921	—	82,321
Interest expense	5,039	—	4,693	(1,229)	8,503
Intercompany charges	—	—	6,747	(6,747)	—
Intercompany income	(6,747)	—	—	6,747	—
Foreign currency transaction (gains) losses	1,738	—	468	—	2,206
Other (income) expense, net	(1,006)	(59)	(884)	1,229	(720)
(Gain) loss on intercompany investments	(47,543)	7,910	—	39,633	—
Income (loss) from continuing operations before taxes	56,668	(11,600)	66,897	(39,633)	72,332
Provision (benefit) for U.S. and foreign income taxes	475	651	17,416	—	18,542
Income (loss) from continuing operations	56,193	(12,251)	49,481	(39,633)	53,790
Income (loss) from discontinued operations, net of tax	—	—	3,202	—	3,202
Net income (loss)	56,193	(12,251)	52,683	(39,633)	56,992
Noncontrolling interests	—	—	(799)	—	(799)
Net income (loss) available to A. Schulman, Inc. common stockholders	$56,193	$(12,251)	$51,884	$(39,633)	$56,193
Comprehensive income (loss)	$38,820	$(10,596)	$36,415	$(25,107)	$39,532
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	712	—	712
Comprehensive income (loss) attributable to A. Schulman, Inc.	$38,820	$(10,596)	$35,703	$(25,107)	$38,820

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Statement of Cash Flows
	Year Ended August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating from continuing and discontinued operations:
Net cash provided from (used in) operating activities	$31,297	$7,650	$109,936	$(756)	$148,127
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(9,877)	(7,882)	(33,479)	—	(51,238)
Proceeds from the sale of assets	300	232	834	—	1,366
Intercompany investments	(140)	—	—	140	—
Restricted cash	(4,400)	—	(3,743)	—	(8,143)
Net cash provided from (used in) investing activities	(14,117)	(7,650)	(36,388)	140	(58,015)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,029)	—	—	—	(24,029)
Cash dividends paid to special stockholders	(7,500)	—	—	—	(7,500)
Intercompany dividends paid	—	—	(756)	756	—
Increase (decrease) in short-term debt	—	—	2,945	—	2,945
Borrowings on long-term debt	164,500	—	79,731	—	244,231
Repayments on long-term debt including current portion	(167,441)	—	(194,561)	—	(362,002)
Intercompany loan borrowings (repayments)	11,081	—	(11,081)	—	—
Issuances of common stock, common and treasury	258	—	—	—	258
Redemptions of common stock	(1,139)	—	—	—	(1,139)
Intercompany equity contributions received	—	—	140	(140)	—
Net cash provided from (used in) financing activities	(24,270)	—	(123,582)	616	(147,236)
Effect of exchange rate changes on cash	—	—	(4,488)	—	(4,488)
Net increase (decrease) in cash and cash equivalents	(7,090)	—	(54,522)	—	(61,612)
Cash and cash equivalents at beginning of year	7,090	—	89,782	—	96,872
Cash and cash equivalents at end of year	$—	$—	$35,260	$—	$35,260

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Statement of Cash Flows
	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating from continuing and discontinued operations:
Net cash provided from (used in) operating activities	$125,104	$3,159	$51,102	$(119,195)	$60,170
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(6,818)	(2,467)	(33,302)	—	(42,587)
Proceeds from the sale of assets	293	23	1,669	—	1,985
Investment in equity investees	—	—	(12,456)	—	(12,456)
Business acquisitions, net of cash	(801,560)	—	(6,698)	—	(808,258)
Net cash provided from (used in) investing activities	(808,085)	(2,444)	(50,787)	—	(861,316)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,024)	—	—	—	(24,024)
Cash dividends paid to special stockholders	(1,813)	—	—	—	(1,813)
Intercompany dividends paid	—	—	(119,195)	119,195	—
Increase (decrease) in short-term debt	(11,617)	—	2,858	—	(8,759)
Borrowings on long-term debt	1,095,000	—	335,513	—	1,430,513
Repayments on long-term debt including current portion	(469,400)	—	(244,317)	—	(713,717)
Payment of debt issuance costs	(15,007)	—	—	—	(15,007)
Noncontrolling interests' contributions (distributions)	—	—	(1,750)	—	(1,750)
Tax windfall related to share-based incentive compensation	506	—	—	—	506
Issuances of common stock, common and treasury	289	—	—	—	289
Issuances of convertible special stock, net	120,289	—	—	—	120,289
Redemptions of common stock	(4,999)	—	—	—	(4,999)
Purchases of treasury stock	(3,335)	—	—	—	(3,335)
Net cash provided from (used in) financing activities	685,889	—	(26,891)	119,195	778,193
Effect of exchange rate changes on cash	—	—	(15,668)	—	(15,668)
Net increase (decrease) in cash and cash equivalents	2,908	715	(42,244)	—	(38,621)
Cash and cash equivalents at beginning of year	4,182	(715)	132,026	—	135,493
Cash and cash equivalents at end of year	$7,090	$—	$89,782	$—	$96,872

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Statement of Cash Flows
	Year Ended August 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating from continuing and discontinued operations:
Net cash provided from (used in) operating activities	$36,003	$(157)	$94,370	$(17,074)	$113,142
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(6,919)	(565)	(27,605)	—	(35,089)
Proceeds from the sale of assets	564	191	5,249	—	6,004
Intercompany investments	(27,252)	(13,000)	—	40,252	—
Business acquisitions, net of cash	(138,325)	—	(68,300)	—	(206,625)
Net cash provided from (used in) investing activities	(171,932)	(13,374)	(90,656)	40,252	(235,710)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(23,665)	—	—	—	(23,665)
Intercompany dividends paid	—	—	(17,074)	17,074	—
Increase (decrease) in short-term debt	15,114	—	(1,340)	—	13,774
Borrowings on long-term debt	660,350	—	135,395	—	795,745
Repayments on long-term debt including current portion	(518,499)	—	(135,395)	—	(653,894)
Payment of debt issuance costs	(1,782)	—	—	—	(1,782)
Intercompany loan borrowings (repayments)	3,000	—	(3,000)	—	—
Noncontrolling interests' contributions (distributions)	—	—	600	—	600
Issuances of common stock, common and treasury	487	—	—	—	487
Redemptions of common stock	(361)	—	—	—	(361)
Intercompany equity contributions received	—	13,000	27,252	(40,252)	—
Purchases of treasury stock	(1,116)	—	—	—	(1,116)
Net cash provided from (used in) financing activities	133,528	13,000	6,438	(23,178)	129,788
Effect of exchange rate changes on cash	—	—	(5,781)	—	(5,781)
Net increase (decrease) in cash and cash equivalents	(2,401)	(531)	4,371	—	1,439
Cash and cash equivalents at beginning of year	6,583	(184)	127,655	—	134,054
Cash and cash equivalents at end of year	$4,182	$(715)	$132,026	$—	$135,493

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov 30, 2015	Feb 29, 2016	May 31, 2016	Aug 31, 2016	Aug 31, 2016
	Unaudited
	(In thousands, except per share data)
Net sales	$649,219	$591,761	$650,439	$604,586	$2,496,005
Gross profit	$104,929	$89,824	$109,474	$96,693	$400,920
Income (loss) from continuing operations	$7,477	$1,841	$17,556	$(384,739)	$(357,865)
Income (loss) from discontinued operations, net of tax	20	181	82	1,578	1,861
Net income (loss)	7,497	2,022	17,638	(383,161)	(356,004)
Noncontrolling interests	(404)	(430)	(241)	(43)	(1,118)
Net income (loss) attributable to A. Schulman, Inc.	7,093	1,592	17,397	(383,204)	(357,122)
Convertible special stock dividends	1,875	1,875	1,875	1,875	7,500
Net income (loss) available to A. Schulman, Inc. common stockholders	$5,218	$(283)	$15,522	$(385,079)	$(364,622)

Basic earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.18	$(0.02)	$0.53	$(13.18)	$(12.51)
Income (loss) from discontinued operations	—	0.01	—	0.06	0.07
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.18	$(0.01)	$0.53	$(13.12)	$(12.44)

Diluted earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.18	$(0.02)	$0.53	$(13.18)	$(12.51)
Income (loss) from discontinued operations	—	0.01	—	0.06	0.07
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.18	$(0.01)	$0.53	$(13.12)	$(12.44)

Certain items included in income (loss) from continuing operations, net of tax are as follows:
Accelerated depreciation(b)	$1,047	$1,578	$1,043	$1,221	$4,889
Costs related to acquisitions and integrations(c)	1,344	3,239	1,208	1,020	6,811
Accelerated amortization of deferred financing fees(d)	79	126	129	131	465
Restructuring and related costs(e)	3,576	4,653	7,630	6,254	22,113
CEO transition costs(f)	—	—	—	2,634	2,634
Lucent costs(g)	2,669	560	1,566	832	5,627
Asset impairments (h)	—	—	—	311,292	311,292
Total	$8,715	$10,156	$11,576	$323,384	$353,831

(a)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(b)	Relates to accelerated depreciation in the Company's USCAN and EMEA segments. Please refer to Note 14, Segment Information, of this Annual Report on Form 10-K for further discussion.

(c)
Costs related to acquisitions and integrations primarily include professional, legal, IT and other expenses associated with successful and unsuccessful full or partial acquisition and divestiture/dissolution transactions, as well as certain employee-related expenses such as travel, bonuses and post-acquisition severance separate from a formal restructuring plan.

(d)	Write-off of deferred financing costs related to the €108.6 million prepayment of the Euro Term Loan B.

(e)
Restructuring and related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs, and professional fees related to the reorganization of the Company’s legal entity structure and facility operations. Refer to Note 16, Restructuring, of this Annual Report on Form 10-K for further discussion.

(f)	CEO transition costs represent charges for deferred compensation granted to Bernard Rzepka.

(g)
Lucent costs primarily represent legal and investigation costs related to resolving the Lucent matter, product manufacturing costs for reworking existing Lucent inventory, obsolete Lucent inventory reserve costs, and dedicated internal personnel costs that would have otherwise been focused on normal operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)
Asset Impairments primarily relate to the write down of goodwill, intangible assets and information technology assets. Please refer to Note 19, Asset Impairment, of this Annual Report on Form 10-K for further discussion.

	Quarter Ended				Year Ended
	Nov 30, 2014	Feb 28, 2015	May 31, 2015	Aug 31, 2015	Aug 31, 2015
	Unaudited
	(In thousands, except per share data)
Net sales	$615,053	$542,295	$560,858	$674,019	$2,392,225
Gross profit	$86,844	$78,074	$90,757	$105,335	$361,010
Income (loss) from continuing operations	$13,388	$(503)	$(8,968)	$24,014	$27,931
Income (loss) from discontinued operations, net of tax	(10)	(58)	(18)	(47)	(133)
Net income (loss)	13,378	(561)	(8,986)	23,967	27,798
Noncontrolling interests	(220)	(327)	(343)	(279)	(1,169)
Net income (loss) attributable to A. Schulman, Inc.	$13,158	$(888)	$(9,329)	$23,688	$26,629
Convertible special stock dividends	—	—	(563)	(1,875)	(2,438)
Net income (loss) available to A. Schulman, Inc. common stockholders	$13,158	$(888)	$(9,892)	$21,813	$24,191

Basic earnings per share available to A. Schulman, Inc. common stockholders(i)
Income (loss) from continuing operations	$0.45	$(0.03)	$(0.34)	$0.75	$0.83
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.45	$(0.03)	$(0.34)	$0.75	$0.83

Diluted earnings per share attributable to A. Schulman, Inc. common stockholders(i)
Income (loss) from continuing operations	$0.45	$(0.03)	$(0.34)	$0.75	$0.83
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.01)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.45	$(0.03)	$(0.34)	$0.74	$0.82

Certain items included in income (loss) from continuing operations, net of tax are as follows:
Accelerated depreciation(j)	$—	$298	$29	$53	$380
Costs related to acquisitions and integrations(k)	976	3,135	3,561	9,200	16,872
Acquisition related interest expense(l)	—	—	19,134	1,190	20,324
Restructuring and related costs(m)	4,096	3,260	4,793	6,927	19,076
CEO transition costs(n)	—	6,167	—	—	6,167
Inventory step-up(o)	239	—	—	2,631	2,870
Gain on early extinguishment of debt(p)	—	(863)	—	—	(863)
Total	$5,311	$11,997	$27,517	$20,001	$64,826

(i)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(j)	Relates to accelerated depreciation in the U.S., France and Brazil.

(k)	Costs related to acquisitions include professional, legal and other expenses associated with the Citadel acquisition, along with other potential acquisitions.

(l)
Primarily relates to bridge financing fees and the write-off of deferred debt costs of $18.8 million and $1.5 million, respectively. Refer to Note 5, Long-Term Debt and Credit Arrangements, of this Annual Report on Form 10-K for further discussion.

(m)
Restructuring and related costs include items such as employee severance charges, lease termination charges, curtailment gains/losses, other employee termination costs, and professional fees related to the reorganization of the Company’s legal entity structure and facility operations.

(n)
CEO transition costs represent a charge for the modification and accelerated vesting upon retirement of the outstanding equity compensation awards granted to Joseph M. Gingo in 2013 and 2014. Refer to Note 11, Share-Based Incentive Compensation Plans, of this Annual Report on Form 10-K for further discussion.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)	Inventory step-up relates to the fiscal 2015 acquisition noted above.

(p)	Represents a pre-tax net gain on the early extinguishment of debt. Refer to Note 5, Long-Term Debt and Credit Arrangements, of this Annual Report on Form 10-K for further discussion.

NOTE 23 — SUBSEQUENT EVENTS

On October 3, 2016, the Company announced Joseph J. Levanduski will be stepping down as Executive Vice President and Chief Financial Officer on October 31, 2016. He will be succeeded by John W. Richardson, who has joined the Company initially as Executive Vice President - Finance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As previously disclosed under Item 4. Controls and Procedures in our Quarterly Report on Form 10-Q for our quarter ended May 31, 2016, we concluded our disclosure controls and procedures were not effective as of May 31, 2016. While significant progress has been made to remediate the material weaknesses related to our informational technology applications at certain of our acquired Citadel locations, the material weaknesses still existed as of August 31, 2016. Additionally, as described below, the Company concluded there were material weaknesses at our European shared service center. As such, the Company’s CEO and CFO concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of August 31, 2016.
In light of the material weaknesses in internal control over financial reporting, we completed additional substantive procedures, including validating the completeness and accuracy of the underlying data, prior to filing this Form 10-K. The substantive procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described below, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
b) Changes in Internal Control over Financial Reporting
Management has been actively engaged in implementing remediation plans to address the material weakness related to our internal controls over financial reporting as described below. However, our remediation efforts were not complete as of August 31, 2016. Other than management’s remediation initiatives disclosed below, there were no changes in our internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
c) Management's Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As a result of that evaluation, management concluded that material weaknesses in internal control over financial reporting existed as described below.
We did not design and maintain effective controls related to information technology applications at certain of our acquired Citadel locations:

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

We also did not design and maintain effective controls related to our European Shared Service Center ("SSC"). Specifically, we did not maintain a sufficient number of professionals with an appropriate level of knowledge, training and experience in our internal control framework to properly analyze and record accounting matters commensurate with our financial reporting requirements. This contributed to the following:

•
Segregation of Duties - we did not design or maintain effective oversight over the segregation of duties over certain accounting functions, including the review and approval of manual journal entries. Specifically, we did not complete an effective assessment of incompatible management responsibilities and relevant compensating controls.

•	Cash Disbursements - we did not design or maintain effective controls over cash disbursements related to accounts payable.

•	Revenue - we did not design or maintain effective controls over the review and approval of product prices, subsequent issuances of credit memos, and the accounting for rebate arrangements.

These deficiencies did not result in a material misstatement to the consolidated financial statements; however, the deficiencies could result in misstatements to substantially all accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these deficiencies constitute material weaknesses.
Because of the material weaknesses, our management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
d) Management's Remediation Initiatives
During the quarter ended August 31, 2016, we invested significant time and effort to address the material weakness related to information technology applications as described above. Specifically, the following actions were taken:

•	Program change management control activities and policies were designed and implemented, including processes to maintain sufficient documentation evidencing the execution of these policies.

•	Additional procedures were implemented to better capture and monitor changes to relevant financial applications and data.

•
The design and operation of control activities and procedures associated with user and administrator access to the affected information systems were improved, including both preventive and detective control activities.

•	Control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence.

•	Appropriate roles and responsibilities were clarified and communicated for controls and systems for both information technology and business users.
While significant progress has been made, additional evaluation time is needed to ensure we have an adequate sample size to confirm operating effectiveness of newly implemented controls to ensure that a material misstatement in our financial statements would be prevented or detected on a timely basis.
The material weakness in our internal controls in our European SSC are attributable to our migration of the processes from Belgium to newly hired associates in Poland during 2016. Our management has been actively engaged in developing and implementing remediation plans to address the material weakness in our internal control over financial reporting described above. The remediation efforts, which are in process and expected to be implemented at our European SSC include the following:

•	Control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence.

•
Clarify and communicate appropriate roles and responsibilities for controls and systems for both information technology and business users, including ensuring effective mitigating controls to reduce the related segregation of duties risks.

•	Process owners are implementing remediation processes, including following procedures for appropriate review and approval of cash disbursements and revenue transactions.

As previously discussed, in light of the material weaknesses in internal control over financial reporting, we completed additional substantive procedures, including validating the completeness and accuracy of the underlying data, prior to filing this Form 10-K. The substantive procedures have allowed us to conclude that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company
The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 9, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal One — Election of Directors” in the Company’s definitive proxy statement relating to the 2016 Annual Meeting to be filed with the Commission (the “2016 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement.
Code of Conduct
The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2016 Proxy Statement.
Procedures for Recommending Directors Nominees
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in the Company’s 2016 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive proxy materials for the 2013 Annual Meeting of Stockholders held on December 12, 2013.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2016 Proxy Statement.
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2016 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the Company’s 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2016 Proxy Statement.
The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2016 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements:
(2) Financial Statement Schedules:

Valuation and Qualifying Accounts	117
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

4.3	Second Supplemental Indenture, dated as of August 31, 2016, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.4
Registration Rights Agreement, dated as of May 26, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2015).

4.5
Joinder to Registration Rights Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2015).

4.6
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

10.2*
A. Schulman Second Amended and Restated Directors Deferred Units Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.3*
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

10.5*	A. Schulman Amended and Restated 2006 Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).
10.6*	Non-Employee Directors’ Compensation (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015)
10.7*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).
10.8*
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated November 23, 2011 (Registration No. 333-178159)).

10.9
Joint Venture Agreement between A. Schulman, Inc. and National Petrochemical Industrial Company of Jeddah, Saudi Arabia dated June 9, 2012 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

10.10*
Form of 2014 Restricted Stock Unit Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.11*
Form of Notice of 2014 Restricted Stock Unit Awards for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).

10.12*	Form of 2014 Restricted Stock Award Agreement for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).
10.13*	Form of Notice of 2014 Restricted Stock Award for Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014).
10.14*	The Company's 2016 Bonus Plan (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 15, 2015).
10.15*	A. Schulman, Inc. 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on form 8-K filed with the Commission on December 15, 2014).
10.16*
Employment Agreement, by and between A. Schulman, Inc. and Bernard Rzepka, effective December 31, 2014 (incorporated by reference from Exhibit 10.2 to the Current Report on from 8-K filed with the Commission on December 15, 2014).

10.17*
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, effective December 31, 2014 (incorporated by reference from Exhibit 10.3 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.18*	Form of Executive Officer Change-in-Control Agreement (incorporated by reference from Exhibit 10.5 to the Current Report on form 8-K filed with the Commission on December 15, 2014).
10.19*
Form of 2015 Notice of Grant of Performance Units and Restricted Stock Units for Foreign Employees (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.20*	Form of 2015 Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).
10.21*
Form of 2015 Notice of Grant of Performance Shares and Restricted Stock for Employees (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.22*	Form of 2015 Award Agreement for Employees (incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).
10.23
Credit Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., A. Schulman S.a.r.l., and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, and the lenders named in the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2015).

10.24*
Form of 2016 Notice of Grant of Restricted Stock Units for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).

10.25*	Form of 2016 Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).

10.26*
Form of 2016 Notice of Grant of Restricted Stock and Restricted Stock Units for Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).

10.27*	Form of 2016 Award Agreement for Employees (incorporated by reference from Exhibit 10.4to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).
10.28*
Form of 2016 Notice of Equity Grant and Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).

10.29*
Severance Agreement and General Release, by and between A. Schulman, Inc. and David C. Minc, executed August 18, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on from 8-K filed with the Commission on August 19, 2016).

10.30*
Consulting Agreement by and between A. Schulman, Inc. and David C. Minc, effective September 1, 2016 (incorporated by reference from Exhibit 10.2 to the Current Report on from 8-K filed with the Commission on August 19, 2016).

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

**
Information required to be presented in Exhibit 11 is provided in Note 12, Earnings Per Share, of this Annual Report on Form 10-K under Part II, ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, in accordance with accounting rules related to accounting for earnings per share.

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
See subparagraph (a)(2) above

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule II

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Other	Translation adjustment	Balance at close of period
	(In thousands)
Valuation allowance — deferred tax assets
Year Ended August 31, 2016	$23,859	$4,240	$—	$990	$—	$29,089
Year Ended August 31, 2015	$21,716	$(2,759)	$—	$4,902	$—	$23,859
Year Ended August 31, 2014	$23,252	$(1,536)	$—	$—	$—	$21,716

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

A. SCHULMAN, INC.
		By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski, Executive Vice President, Chief Financial Officer (Signing as the Principal Financial Officer of Registrant)
Date:	October 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo	President and Chief Executive Officer (Director and Principal Executive Officer)	October 26, 2016
Joseph M. Gingo

/s/ Joseph J. Levanduski	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	October 26, 2016
Joseph J. Levanduski

/s/ Kristopher R. Westbrooks	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	October 26, 2016
Kristopher R. Westbrooks

/s/ Eugene R. Allspach*	Director	October 26, 2016
Eugene R. Allspach

/s/ Gregory T. Barmore*	Director	October 26, 2016
Gregory T. Barmore

/s/ David G. Birney*	Director	October 26, 2016
David G. Birney

/s/ Lee D. Meyer*	Director	October 26, 2016
Lee D. Meyer

/s/ James A. Mitarotonda*	Director	October 26, 2016
James A. Mitarotonda

/s/ Ernest J. Novak, Jr.*	Director	October 26, 2016
Ernest J. Novak, Jr.

/s/ Dr. Irvin D. Reid*	Director	October 26, 2016
Dr. Irvin D. Reid

*
The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo Attorney-in-Fact
October 26, 2016