Form 10-Q
period 2016-11-30
SCHULMAN A INC
filed 2017-01-09
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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
Number of shares of common stock, $1.00 par value, outstanding as of January 5, 2017– 29,458,567

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosure about Market Risk	33
Item 4	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6	Exhibits	36
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended November 30,
	2016	2015
	(In thousands, except per share data)
Net sales	$600,000	$649,219
Cost of sales	498,985	544,290
Selling, general and administrative expenses	72,374	77,237
Restructuring expense	9,544	1,546
Operating income (loss)	19,097	26,146
Interest expense	13,164	13,618
Foreign currency transaction (gains) losses	562	729
Other (income) expense, net	(1,132)	51
Income (loss) before taxes	6,503	11,748
Provision (benefit) for U.S. and foreign income taxes	3,319	4,251
Net income (loss)	3,184	7,497
Noncontrolling interests	(241)	(404)
Net income (loss) attributable to A. Schulman, Inc.	2,943	7,093
Convertible special stock dividends	1,875	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$1,068	$5,218

Weighted-average number of shares outstanding:
Basic	29,363	29,223
Diluted	29,477	29,462

Net income (loss) per common share available to A. Schulman, Inc. common stockholders
Basic	$0.04	$0.18
Diluted	$0.04	$0.18

Cash dividends per common share	$0.205	$0.205
Cash dividends per share of convertible special stock	$15.00	$15.00

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended November 30,
	2016	2015
	(In thousands)
Net income (loss)	$3,184	$7,497
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(15,316)	(10,776)
Defined benefit retirement plans, net of tax	594	1,015
Other comprehensive income (loss)	(14,722)	(9,761)
Comprehensive income (loss)	(11,538)	(2,264)
Less: comprehensive income (loss) attributable to noncontrolling interests	171	335
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(11,709)	$(2,599)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2016	August 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,285	$35,260
Restricted cash	8,256	8,143
Accounts receivable, less allowance for doubtful accounts of $11,106 at November 30, 2016 and $11,341 at August 31, 2016	376,138	376,786
Inventories	275,663	263,617
Prepaid expenses and other current assets	44,516	40,263
Total current assets	743,858	724,069
Property, plant and equipment, at cost:
Land and improvements	32,423	32,957
Buildings and leasehold improvements	179,274	184,291
Machinery and equipment	435,993	447,932
Furniture and fixtures	33,615	34,457
Construction in progress	23,095	20,431
Gross property, plant and equipment	704,400	720,068
Accumulated depreciation	401,151	405,246
Net property, plant and equipment	303,249	314,822
Deferred charges and other noncurrent assets	84,995	88,161
Goodwill	256,878	257,773
Intangible assets, net	352,046	362,614
Total assets	$1,741,026	$1,747,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$281,056	$280,060
U.S. and foreign income taxes payable	6,707	8,985
Accrued payroll, taxes and related benefits	52,517	47,569
Other accrued liabilities	87,113	67,704
Short-term debt	37,659	25,447
Total current liabilities	465,052	429,765
Long-term debt	904,352	919,349
Pension plans	139,108	145,108
Deferred income taxes	57,636	59,013
Other long-term liabilities	24,599	25,844
Total liabilities	1,590,747	1,579,079
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,526 shares at November 30, 2016 and 48,510 shares at August 31, 2016	48,526	48,510
Additional paid-in capital	276,456	275,115
Accumulated other comprehensive income (loss)	(135,373)	(120,721)
Retained earnings	214,047	219,039
Treasury stock, at cost, 19,067 shares at November 30, 2016 and 19,069 shares at August 31, 2016	(382,928)	(382,963)
Total A. Schulman, Inc.’s stockholders’ equity	141,017	159,269
Noncontrolling interests	9,262	9,091
Total equity	150,279	168,360
Total liabilities and equity	$1,741,026	$1,747,439

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended November 30,
	2016	2015
	(In thousands)
Operating activities:
Net income	$3,184	$7,497
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	11,172	12,013
Amortization	8,817	10,039
Deferred tax provision (benefit)	(2,429)	1,306
Pension, postretirement benefits and other compensation	1,893	1,217
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,947)	7,345
Inventories	(21,639)	(8,671)
Accounts payable	16,404	377
Income taxes	(2,723)	1,432
Accrued payroll and other accrued liabilities	27,623	18,614
Other assets and long-term liabilities	(3,046)	(11,144)
Net cash provided from (used in) operating activities	26,309	40,025
Investing activities
Expenditures for property, plant and equipment	(12,972)	(7,402)
Proceeds from the sale of assets	375	361
Other investing activities	12	—
Net cash provided from (used in) investing activities	(12,585)	(7,041)
Financing activities:
Cash dividends paid to special stockholders	(1,875)	(1,875)
Cash dividends paid to common stockholders	(6,060)	(6,024)
Increase (decrease) in short-term debt	14,546	1,926
Borrowings on long-term debt	133,985	—
Repayments on long-term debt including current portion	(149,301)	(24,946)
Issuances of stock, common and treasury	51	90
Redemptions of common stock	(229)	—
Net cash provided from (used in) financing activities	(8,883)	(30,829)
Effect of exchange rate changes on cash	(816)	(3,465)
Net increase (decrease) in cash and cash equivalents	4,025	(1,310)
Cash and cash equivalents at beginning of period	35,260	96,872
Cash and cash equivalents at end of period	$39,285	$95,562

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
The results of operations for the three months ended November 30, 2016 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2017.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2017 presentation.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2016	$54,031	$116,369	$11,928	$936	$74,509	$257,773
Translation	(869)	—	(104)	(48)	126	(895)
Balance as of November 30, 2016	$53,162	$116,369	$11,824	$888	$74,635	$256,878
The following table summarizes intangible assets with finite useful lives by major category:

	November 30, 2016			August 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$356,760	$(72,662)	$284,098	$359,713	$(67,207)	$292,506
Developed technology	72,135	(14,835)	57,300	72,657	(13,864)	58,793
Registered trademarks and tradenames	17,485	(6,837)	10,648	18,097	(6,782)	11,315
Total finite-lived intangible assets	$446,380	$(94,334)	$352,046	$450,467	$(87,853)	$362,614
Amortization expense of intangible assets was $8.0 million for the three months ended November 30, 2016, and $9.3 million for the three months ended November 30, 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	November 30, 2016	August 31, 2016
	(In thousands)
Notes payable and other, due within one year	$24,159	$10,333
Current portion of long-term debt	13,500	15,114
Short-term debt	$37,659	$25,447

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$59,808	$17,279
Term Loan A, LIBOR plus applicable spread, due June 2020	175,000	177,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	300,660	341,407
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	—	14,678
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,633	3,727
Unamortized debt issuance costs	(9,749)	(10,242)
Long-term debt	$904,352	$919,349
On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes (the “Registration Rights Agreement”) that, among other things, provides for the consummation by the Company of an offer to exchange the Notes for a new issue of substantially identical exchange notes (the “Exchange Offer”) within 540 days of issuance, or November 16, 2016, in a transaction registered under the Securities Act. The Registration Rights Agreement provides for certain increases to the interest rate on the Notes in the event that the Exchange Offer is not consummated prior to November 16, 2016. As of November 30, 2016, the Company had not consummated the Exchange Offer. The Company filed a registration statement for the Exchange Offer shortly after the filing of the fiscal 2016 Annual Report on Form 10-K, but the Company must complete the SEC review process before such registration statement is declared effective.
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
The Company is in compliance with its debt covenants as of November 30, 2016.
The Company prepaid $56.0 million on its term debt, in addition to normal required payments of $3.4 million, during the three months ended November 30, 2016.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	November 30, 2016				August 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$2,668	$—	$2,668	$—	$487	$—	$487	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$3,368	$—	$3,368	$—	$951	$—	$951	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$385,313	$—	$385,313	$—	$378,750	$—	$378,750	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $134.6 million and $115.9 million as of November 30, 2016 and August 31, 2016, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2016 and August 31, 2016.
Long-term fixed-rate debt as of November 30, 2016 and August 31, 2016 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. The Level 2 fair value of the Company's fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of November 30, 2016 and August 31, 2016, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2017, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the period presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INCOME TAXES
The effective tax rate was 51.0% for the three months ended November 30, 2016, and 36.2% for the three months ended November 30, 2015. The increase in the effective tax rate for the three months ended November 30, 2016 as compared with the same period last year was driven primarily by an increase in uncertain tax positions.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to an increase in the amount of uncertain tax positions recorded partially offset by our overall foreign rate being less than the U.S. statutory federal income tax rate.
As of November 30, 2016, the Company's gross unrecognized tax benefits totaled $4.5 million. If recognized, $3.4 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2016, the Company had $1.1 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2013 onward, Belgium - from 2013 onward, other foreign jurisdictions - from 2010 onward.
The increase in uncertain tax positions during the three months ended November 30, 2016 relates to various ongoing examinations in the EMEA region. In connection with these examinations, it is reasonably possible that the amount of unrecognized tax benefits could change by approximately $1.0 million in the next 12 months.

(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended November 30,
	2016	2015
	(In thousands)
Defined benefit pension plans:
Service cost	$1,395	$1,294
Interest cost	587	1,063
Expected return on plan assets	(376)	(504)
Amortization of actuarial loss (gain)	997	724
Net periodic pension benefit cost	$2,603	$2,577

Other postretirement benefit plan:
Service cost	$1	$1
Interest cost	63	97
Prior service cost (credit)	(136)	(149)
Net periodic postretirement benefit cost (credit)	$(72)	$(51)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2016	$120,289	$48,510	$275,115	$(120,721)	$219,039	$(382,963)	$9,091	$168,360
Comprehensive income (loss)				(14,652)	2,943		171	(11,538)
Cash dividends paid on convertible special stock, $15.00 per share					(1,875)			(1,875)
Cash dividends paid on common stock, $0.205 per share					(6,060)			(6,060)
Issuance of treasury stock			16			35		51
Restricted stock issued, net of forfeitures		24	(24)					—
Redemption of common stock to cover tax withholdings		(8)	(221)					(229)
Amortization of restricted stock			1,570					1,570
Balance as of November 30, 2016	$120,289	$48,526	$276,456	$(135,373)	$214,047	$(382,928)	$9,262	$150,279
For a detailed discussion of the Company's convertible special stock, refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. There have been no fundamental changes in the Company's convertible special stock as of November 30, 2016 or August 31, 2016.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2016	$(69,717)	$(51,004)		$(120,721)
Other comprehensive income (loss) before reclassifications	(15,316)	—		(15,316)
Amounts reclassified to earnings	—	594	(2)	594
Net current period other comprehensive income (loss)	(15,316)	594		(14,722)
Less: comprehensive income (loss) attributable to noncontrolling interests	(70)	—		(70)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(15,246)	594		(14,652)
Balance as of November 30, 2016	$(84,963)	$(50,410)		$(135,373)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2015	$(49,562)	$(33,898)		$(83,460)
Other comprehensive income (loss) before reclassifications	(10,776)	—		(10,776)
Amounts reclassified to earnings	—	1,015	(2)	1,015
Net current period other comprehensive income (loss)	(10,776)	1,015		(9,761)
Less: comprehensive income (loss) attributable to noncontrolling interests	(69)	—		(69)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(10,707)	1,015		(9,692)
Balance as of November 30, 2015	$(60,269)	$(32,883)		$(93,152)

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
(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

During the first quarter of fiscal 2017, the Company granted 192,700 shares of time-based restricted stock awards, with a weighted-average grant date fair value of $28.80 per share. Additionally, the Company granted 25,000 shares of unrestricted common stock to Joseph M. Gingo related to the terms and conditions of his new employment agreement as the Chief Executive Officer and President of the Company.
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended November 30,
	2016	2015
	(In thousands)
Time-based and performance-based restricted stock awards	$901	$425
Unrestricted awards	722	—
Total share-based incentive compensation	$1,623	$425
Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of November 30, 2016 was $5.5 million. This cost is expected to be recognized over a weighted-average period of 1.3 years.
As of November 30, 2016, there were 704,578 shares of common stock available for grant pursuant to the Company’s 2006 Incentive Plan, 395,987 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 1,573,164 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three months ended November 30, 2016 and 2015, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2016	2015
	(In thousands)
Weighted-average shares outstanding:
Basic	29,363	29,223
Incremental shares from equity awards	114	239
Incremental shares from convertible special stock	—	—
Diluted	29,477	29,462
There were no anti-dilutive shares related to equity awards for the three months ended November 30, 2016. Diluted weighted-average shares outstanding for the three months ended November 30, 2015 exclude 8,661 shares related to equity awards, as their inclusion would have been anti-dilutive.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended November 30,
	2016	2015
	(In thousands)
EMEA	$296,072	$328,096
USCAN	156,418	178,282
LATAM	42,216	45,203
APAC	50,737	45,692
EC	54,557	51,946
Total net sales to unaffiliated customers	$600,000	$649,219
Below the Company presents gross profit by segment:

	Three months ended November 30,
	2016	2015
	(In thousands)
EMEA	$44,658	$47,684
USCAN	24,516	30,294
LATAM	9,417	9,705
APAC	9,126	7,874
EC	13,968	13,208
Total segment gross profit	101,685	108,765
Accelerated depreciation and restructuring related costs	(528)	(1,877)
Costs related to acquisitions and integrations	(57)	(129)
Lucent costs (1)	(85)	(1,830)
Total gross profit	$101,015	$104,929

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income (loss) and income (loss) before taxes:

	Three months ended November 30,
	2016	2015
	(In thousands)
EMEA	$19,768	$20,153
USCAN	8,496	12,163
LATAM	5,435	5,604
APAC	5,013	4,307
EC	5,111	4,102
Total segment operating income	43,823	46,329
Corporate	(8,816)	(8,488)
Costs related to acquisitions and integrations	(605)	(1,866)
Restructuring and related costs (2)	(13,273)	(4,670)
Accelerated depreciation	(356)	(1,453)
Lucent costs (1)	(809)	(3,706)
Asset impairment	(678)	—
CEO transition costs	(189)	—
Operating income (loss)	19,097	26,146
Interest expense	(13,164)	(13,618)
Foreign currency transaction gains (losses)	(562)	(729)
Other income (expense), net	1,132	(51)
Income (loss) before taxes	$6,503	$11,748
 (1) Refer to Note 13, Commitments and Contingencies, for additional discussion on this matter. Lucent costs in cost of sales in the three months ended November 30, 2016 and 2015 include additional product and manufacturing operational costs for reworking inventory. In the three months ended November 30, 2016 and 2015, additional Lucent costs in selling, general and administrative expenses include legal and investigative costs. In the three months ended November 30, 2015, Lucent costs in SG&A also include dedicated internal personnel costs that would have otherwise been focused on normal operations.
(2) Restructuring related costs for the three months ended November 30, 2016 and November 30, 2015 of $3.7 million and $3.1 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2016		2015
	(In thousands, except for %'s)
Engineered Composites	$54,557	9%	$51,946	8%
Custom Concentrates and Services	275,921	46	295,837	46
Performance Materials	269,522	45	301,436	46
Total consolidated net sales	$600,000	100%	$649,219	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) RESTRUCTURING
Fiscal 2017 Restructuring Plans
Global Product Family Simplification Plan
During the first quarter of fiscal 2017, the Company announced plans to reduce middle management and consolidate the number of product families from six to three. This action will simplify the management structure and processes of the product families while also allowing the Company to refocus on the priority of sales growth. The Company anticipates eliminating approximately 60 positions during fiscal 2017, primarily in EMEA and USCAN. The Company recorded $7.0 million of pre-tax employee-related costs during the first quarter of fiscal 2017 and has a balance of $6.8 million accrued for this plan. The Company anticipates recording between $2.0 million and $3.0 million of additional pre-tax employee-related charges through fiscal 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
EMEA Plan
In the first quarter of fiscal 2017, the Company approved plans to further streamline EMEA operations and back-office functions. The Company plans to reduce headcount in EMEA by approximately 30 as a result of this plan. The Company recorded $2.1 million of pre-tax employee-related costs during the first quarter of fiscal 2017 and has a balance of $2.0 million accrued for this plan. The Company anticipates recording between $2.0 million to $3.0 million of additional pre-tax employee-related charges during the remainder of fiscal 2017 for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2016	$4,452	$402	$(910)	$3,944
Fiscal 2017 charges	9,330	214	—	9,544
Fiscal 2017 payments	(1,620)	(226)	—	(1,846)
Translation	—	—	(234)	(234)
Accrual balance as of November 30, 2016	$12,162	$390	$(1,144)	$11,408
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2016	2015
	(In thousands)
EMEA	$8,014	$1,211
USCAN	1,467	234
LATAM	59	70
APAC	4	31
Total restructuring expense	$9,544	$1,546

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such legal actions, after reviewing all pending and threatened legal actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial position or cash flows of the Company. However, it is possible, that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such legal actions and its relationship to the future results of operations are not currently known.
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
Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. For a discussion of the intangible asset impairment, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of November 30, 2016, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). The complaint alleges breach of contract, indemnification, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment and violations of blue sky laws in Illinois, Ohio, California and Indiana. All defendants are accused of civil conspiracy. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.  In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) as the Citadel Complaint.
(14) ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted In The Current Period
In April 2015, and as subsequently updated, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that requires entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying amounts of that debt liability. Debt issuance costs incurred in connection with line of credit arrangements will continue to be presented as an asset. Previous guidance classified all debt issuance costs as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The Company has adopted this standard effective September 1, 2016 and applied it retrospectively. The amount of debt issuance costs related to term notes retrospectively reclassified from the deferred charges and other noncurrent assets line to the long-term debt line in the consolidated balance sheet was $10.2 million at August 31, 2016.
In August 2014, the FASB issued new accounting guidance regarding how a company considers its ability to continue as a going concern, regardless of the Company's performance or financial position. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has adopted this standard effective September 1, 2016 and noted no additional disclosures.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In November 2016, the FASB issued an accounting standard update requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company has $8.3 million and $8.1 million of restricted cash on its consolidated balance sheet as of November 30, 2016 and August 31, 2016, respectively, whose cash flow statement classification will change to align with the new guidance upon adoption of the accounting standard update. The Company is currently evaluating its plans regarding the adoption date.
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
In February 2016, the FASB issued new accounting guidance which requires companies to recognize a lease liability and right-of-use asset on the balance sheet for operating leases with a term greater than one year. The standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company regularly enters into operating leases which previously did not require recognition on the balance sheet. The Company is currently evaluating the effects this standard will have on its consolidated financial statements and plans to adopt this standard September 1, 2019.
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
No other new accounting pronouncements issued or with effective dates during fiscal 2017 had or are expected to have a material impact on the Company's consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) CONSOLIDATING FINANCIAL INFORMATION

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39,285	$—	$39,285
Restricted cash	679	—	7,577	—	8,256
Accounts receivable, net	39,686	59,328	277,124	—	376,138
Accounts receivable, intercompany	21,624	1,615	21,907	(45,146)	—
Inventories	37,592	45,259	192,812	—	275,663
Prepaid expenses and other current assets	9,232	3,585	31,699	—	44,516
Total current assets	108,813	109,787	570,404	(45,146)	743,858
Net property, plant and equipment	51,246	77,031	174,972	—	303,249
Deferred charges and other noncurrent assets	80,405	3,680	62,724	(61,814)	84,995
Intercompany loans receivable	2,593	33,253	200	(36,046)	—
Investment in subsidiaries	812,429	242,811	—	(1,055,240)	—
Goodwill	36,533	110,289	110,056	—	256,878
Intangible assets, net	29,643	199,877	122,526	—	352,046
Total assets	$1,121,662	$776,728	$1,040,882	$(1,198,246)	$1,741,026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,905	$39,322	$199,829	$—	$281,056
Accounts payable, intercompany	8,724	20,693	15,729	(45,146)	—
U.S. and foreign income taxes payable	47	163	6,497	—	6,707
Accrued payroll, taxes and related benefits	12,594	6,581	33,342	—	52,517
Other accrued liabilities	27,686	15,534	43,893	—	87,113
Short-term debt	13,674	—	23,985	—	37,659
Total current liabilities	104,630	82,293	323,275	(45,146)	465,052
Long-term debt	859,022	91	45,239	—	904,352
Intercompany debt	—	200	35,846	(36,046)	—
Pension plans	2,412	1,412	135,284	—	139,108
Deferred income taxes	—	71,847	47,603	(61,814)	57,636
Other long-term liabilities	14,581	1,039	8,979	—	24,599
Total liabilities	980,645	156,882	596,226	(143,006)	1,590,747
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,526	—	—	—	48,526
Other equity	(27,798)	619,846	435,394	(1,055,240)	(27,798)
Total A. Schulman, Inc.’s stockholders’ equity	141,017	619,846	435,394	(1,055,240)	141,017
Noncontrolling interests	—	—	9,262	—	9,262
Total equity	141,017	619,846	444,656	(1,055,240)	150,279
Total liabilities and equity	$1,121,662	$776,728	$1,040,882	$(1,198,246)	$1,741,026

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$35,260	$—	$35,260
Restricted cash	4,400	—	3,743	—	8,143
Accounts receivable, net	40,017	56,995	279,774	—	376,786
Accounts receivable, intercompany	16,245	9,906	26,839	(52,990)	—
Inventories	33,702	41,895	188,020	—	263,617
Prepaid expenses and other current assets	6,874	4,006	29,383	—	40,263
Total current assets	101,238	112,802	563,019	(52,990)	724,069
Net property, plant and equipment	52,653	77,800	184,369	—	314,822
Deferred charges and other noncurrent assets	74,463	4,205	66,038	(56,545)	88,161
Intercompany loans receivable	2,593	33,015	200	(35,808)	—
Investment in subsidiaries	871,441	245,202	—	(1,116,643)	—
Goodwill	36,533	110,289	110,951	—	257,773
Intangible assets, net	30,316	204,026	128,272	—	362,614
Total assets	$1,169,237	$787,339	$1,052,849	$(1,261,986)	$1,747,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,671	$36,157	$207,232	$—	$280,060
Accounts payable, intercompany	17,886	20,050	15,054	(52,990)	—
U.S. and foreign income taxes payable	1,242	100	7,643	—	8,985
Accrued payroll, taxes and related benefits	10,326	5,980	31,263	—	47,569
Other accrued liabilities	17,684	14,195	35,825	—	67,704
Short-term debt	13,626	—	11,821	—	25,447
Total current liabilities	97,435	76,482	308,838	(52,990)	429,765
Long-term debt	894,441	—	24,908	—	919,349
Intercompany debt	—	200	35,608	(35,808)	—
Pension plans	2,444	1,450	141,214	—	145,108
Deferred income taxes	—	77,507	38,051	(56,545)	59,013
Other long-term liabilities	15,648	1,037	9,159	—	25,844
Total liabilities	1,009,968	156,676	557,778	(145,343)	1,579,079
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,510	—	—	—	48,510
Other equity	(9,530)	630,663	485,980	(1,116,643)	(9,530)
Total A. Schulman, Inc.’s stockholders’ equity	159,269	630,663	485,980	(1,116,643)	159,269
Noncontrolling interests	—	—	9,091	—	9,091
Total equity	159,269	630,663	495,071	(1,116,643)	168,360
Total liabilities and equity	$1,169,237	$787,339	$1,052,849	$(1,261,986)	$1,747,439

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$76,175	$102,955	$432,021	$(11,151)	$600,000
Cost of sales	63,083	90,889	356,164	(11,151)	498,985
Selling, general and administrative expenses	12,558	14,887	44,929	—	72,374
Restructuring expense	1,084	280	8,180	—	9,544
Operating income (loss)	(550)	(3,101)	22,748	—	19,097
Interest expense	11,927	5	1,492	(260)	13,164
Intercompany charges	2	—	1,853	(1,855)	—
Intercompany income	(544)	(1,306)	(5)	1,855	—
Foreign currency transaction (gains) losses	952	(3)	(387)	—	562
Other (income) expense, net	(255)	(289)	(848)	260	(1,132)
(Gain) loss on intercompany investments	(9,127)	(1,144)	—	10,271	—
Income (loss) before taxes	(3,505)	(364)	20,643	(10,271)	6,503
Provision (benefit) for U.S. and foreign income taxes	(6,448)	(6,427)	16,194	—	3,319
Net income (loss)	2,943	6,063	4,449	(10,271)	3,184
Noncontrolling interests	—	—	(241)	—	(241)
Net income (loss) attributable to A. Schulman, Inc.	2,943	6,063	4,208	(10,271)	2,943
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$1,068	$6,063	$4,208	$(10,271)	$1,068
Comprehensive income (loss)	$(11,709)	$4,216	$(10,212)	$6,167	$(11,538)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	171	—	171
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(11,709)	$4,216	$(10,383)	$6,167	$(11,709)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$81,187	$119,908	$460,081	$(11,957)	$649,219
Cost of sales	67,135	103,411	385,701	(11,957)	544,290
Selling, general and administrative expenses	12,790	17,386	47,061	—	77,237
Restructuring expense	234	—	1,312	—	1,546
Operating income (loss)	1,028	(889)	26,007	—	26,146
Interest expense	11,852	7	2,279	(520)	13,618
Intercompany charges	6	37	2,610	(2,653)	—
Intercompany income	(1,452)	(1,200)	(1)	2,653	—
Foreign currency transaction (gains) losses	39	8	682	—	729
Other (income) expense, net	(186)	36	(319)	520	51
(Gain) loss on intercompany investments	(19,107)	(434)	—	19,541	—
Income (loss) before taxes	9,876	657	20,756	(19,541)	11,748
Provision (benefit) for U.S. and foreign income taxes	2,783	119	1,349	—	4,251
Net income (loss)	7,093	538	19,407	(19,541)	7,497
Noncontrolling interests	—	—	(404)	—	(404)
Net income (loss) attributable to A. Schulman, Inc.	7,093	538	19,003	(19,541)	7,093
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$5,218	$538	$19,003	$(19,541)	$5,218
Comprehensive income (loss)	$(2,599)	$6	$8,914	$(8,585)	$(2,264)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	335	—	335
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(2,599)	$6	$8,579	$(8,585)	$(2,599)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three months ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$49,707	$876	$14,823	$(39,097)	$26,309
Investing activities
Expenditures for property, plant and equipment	(5,530)	(1,001)	(6,441)	—	(12,972)
Proceeds from the sale of assets	111	—	264	—	375
Other investing activities	—	125	(113)	—	12
Net cash provided from (used in) investing activities	(5,419)	(876)	(6,290)	—	(12,585)
Financing activities:
Cash dividends paid to common stockholders	(6,060)	—	—	—	(6,060)
Cash dividends paid to special stockholders	(1,875)	—	—	—	(1,875)
Intercompany dividends paid	—	—	(39,097)	39,097	—
Increase (decrease) in short-term debt	—	—	14,546	—	14,546
Borrowings on long-term debt	39,100	—	94,885	—	133,985
Repayments on long-term debt including current portion	(75,275)	—	(74,026)	—	(149,301)
Issuances of stock, common and treasury	51	—	—	—	51
Redemptions of common stock	(229)	—	—	—	(229)
Net cash provided from (used in) financing activities	(44,288)	—	(3,692)	39,097	(8,883)
Effect of exchange rate changes on cash	—	—	(816)	—	(816)
Net increase (decrease) in cash and cash equivalents	—	—	4,025	—	4,025
Cash and cash equivalents at beginning of period	—	—	35,260	—	35,260
Cash and cash equivalents at end of period	$—	$—	$39,285	$—	$39,285

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three months ended November 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$12,587	$1,753	$26,441	$(756)	$40,025
Investing activities
Expenditures for property, plant and equipment	(1,296)	(1,872)	(4,234)	—	(7,402)
Proceeds from the sale of assets	—	119	242	—	361
Intercompany investments	(140)	—	—	140	—
Net cash provided from (used in) investing activities	(1,436)	(1,753)	(3,992)	140	(7,041)
Financing activities:
Cash dividends paid to common stockholders	(6,024)	—	—	—	(6,024)
Cash dividends paid to special stockholders	(1,875)	—	—	—	(1,875)
Intercompany dividends paid	—	—	(756)	756	—
Increase (decrease) in short-term debt	—	—	1,926	—	1,926
Repayments on long-term debt including current portion	(3,398)	—	(21,548)	—	(24,946)
Intercompany loan borrowings (repayments)	5,000	—	(5,000)	—	—
Issuances of stock, common and treasury	90	—	—	—	90
Intercompany equity contributions received	—	—	140	(140)	—
Net cash provided from (used in) financing activities	(6,207)	—	(25,238)	616	(30,829)
Effect of exchange rate changes on cash	—	—	(3,465)	—	(3,465)
Net increase (decrease) in cash and cash equivalents	4,944	—	(6,254)	—	(1,310)
Cash and cash equivalents at beginning of period	7,090	—	89,782	—	96,872
Cash and cash equivalents at end of period	$12,034	$—	$83,528	$—	$95,562

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

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results exclusive of certain items such as costs related to acquisitions and integration, restructuring and related expenses, asset impairments and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends. The Company believes that operating income before certain items is a useful measure to investors and management in understanding current profitability levels that may serve as a basis for evaluating future performance and facilitating comparability of results. In addition, operating income before certain items is important to management as it is a component of the Company’s annual and long-term employee incentive compensation plans.

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
As of November 30, 2016, the Company has approximately 4,800 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.
Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. For a discussion of the intangible asset impairment, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers.

The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three months ended November 30, 2016 and 2015:

	Three months ended November 30,
	2016	2015
	(In thousands)
Inventory rework, remediation actions, and investigative costs	$145	$3,706
Recurring additional costs to produce product to customer specifications	836	1,244
Total Lucent remediation costs	$981	$4,950
Litigation related costs	664	—
Total Lucent Matter costs	$1,645	$4,950
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of November 30, 2016, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). The complaint alleges breach of contract, indemnification, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment and violations of blue sky laws in Illinois, Ohio, California and Indiana. All defendants are accused of civil conspiracy. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) as the Citadel Complaint.
Fiscal Year 2017 Significant Events
The following represent significant events during fiscal year 2017:

1.
Restructuring Plans. During the first quarter of fiscal 2017, the Company announced restructuring actions that will further simplify its product families and optimize its back-office support functions. The Company expects to reduce headcount by approximately 90 from its fiscal 2017 plans and realize annual savings of approximately $8.0 million.

2.
CFO Transition. On November 1, 2016, John W. Richardson was appointed as the Company’s Executive Vice President and Chief Financial Officer, succeeding Joseph J. Levanduski. Mr. Richardson had most recently served as Chief Financial Officer for Qwest Communications International. Prior to that, Mr. Richardson served in progressively senior financial roles at Goodyear Tire & Rubber Company, including Vice President - Corporate Finance and Chief Accounting Officer, and as Chairman and General Manager of the company's British subsidiary, spanning a 35-year career at Goodyear.

3.
EC Expansion. The Company announced plans to expand its EC operations in EMEA. The Company will expand its compounding capacity with the addition of a new sheet molding compound production line in Germany. The new line will be operational by the end of 2017. The new production line will allow the Company to produce its entire range of glass and carbon fiber sheet molding compounds in Europe, including its Quantum Engineered Structural Composites® portfolio.

Results of Operations
Segment Information

	Three months ended November 30,
	2016	2015			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s)
Net sales	$296,072	$328,096	$(32,024)	(9.8)%	$(9,470)	(6.9)%
Segment gross profit	$44,658	$47,684	$(3,026)	(6.3)%	$(1,151)	(3.9)%
Segment gross profit percentage	15.1%	14.5%
Segment operating income	$19,768	$20,153	$(385)	(1.9)%	$(695)	1.5%
Three months ended November 30, 2016
EMEA net sales for the three months ended November 30, 2016 were $296.1 million, a decrease of $32.0 million compared to the prior year period. Excluding the unfavorable impact of foreign currency translation of $9.5 million, net sales decreased by 6.9% primarily due to a variety of factors including decreased demand for certain products, customers sourcing products in-house, and competitive pricing pressure.
EMEA gross profit was $44.7 million for the three months ended November 30, 2016. Excluding the negative impact of foreign currency translation of $1.2 million, segment gross profit decreased by $1.9 million, or 3.9%, primarily due to decreased customer demand as noted above, partially offset by lower production costs and lower raw material prices.
EMEA operating income for the three months ended November 30, 2016 was $19.8 million. Excluding the negative impact of foreign currency translation of $0.7 million, segment operating income increased by $0.3 million, or 1.5%. Segment operating income increased primarily due to lower selling, general and administrative ("SG&A") expense of $2.7 million. Excluding the favorable impact of foreign currency of $0.5 million, SG&A expense decreased by $2.2 million primarily due to lower professional fees of $1.1 million and decreased bad debt of $0.6 million.

	Three months ended November 30,
USCAN	2016	2015	Increase (decrease)
	(In thousands, except for %’s)
Net sales	$156,418	$178,282	$(21,864)	(12.3)%
Segment gross profit	$24,516	$30,294	$(5,778)	(19.1)%
Segment gross profit percentage	15.7%	17.0%
Segment operating income	$8,496	$12,163	$(3,667)	(30.1)%
Three months ended November 30, 2016
USCAN net sales for the three months ended November 30, 2016 were $156.4 million, a decrease of $21.9 million or 12.3% compared with the prior-year period. Volume decreased in the Custom Concentrates and Services and Performance Materials product families by 7.7% and 11.0%, respectively. The decrease in Performance Materials is primarily the result of plant consolidation complexity and a decrease in flame retardant business associated with Lucent when compared to the same period in the prior year. On an annualized basis, the Company estimates lost sales of approximately $22 million due to the Lucent matter. The decrease in Custom Concentrates and Services was due to insourcing by producer services customers due to a decrease in polyethylene prices.
USCAN gross profit was $24.5 million for the three months ended November 30, 2016, a decrease of $5.8 million from the comparable period last year. The decrease was mainly due to the volume impact as noted above and plant consolidation costs associated with reformulation and processing consistency to meet the Company's standards, partially offset by cost savings from previous plant consolidation efforts.
USCAN operating income for the three months ended November 30, 2016 was $8.5 million compared with $12.2 million in the same quarter of fiscal 2016. Segment operating income decreased due to the lower segment gross profit as noted above, partially offset by decreased SG&A expenses of $2.1 million. The SG&A expense decrease was primarily due to decreased compensation expense of $1.7 million related to cost control initiatives due to reduced headcount and decreased amortization expense of $0.9 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016, partially offset by increased variable incentive compensation of $0.8 million.

	Three months ended November 30,
	2016	2015			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$42,216	$45,203	$(2,987)	(6.6)%	$317	(7.3)%
Segment gross profit	$9,417	$9,705	$(288)	(3.0)%	$(73)	(2.2)%
Segment gross profit percentage	22.3%	21.5%
Segment operating income	$5,435	$5,604	$(169)	(3.0)%	$(125)	(0.8)%
Three months ended November 30, 2016
LATAM net sales for the three months ended November 30, 2016 were $42.2 million compared to $45.2 million in the prior-year period. LATAM net sales decreased by 6.6% primarily driven by decreased volume in the Custom Concentrates and Services product family of 13.4% due to reduced sales in the packaging market, partially offset by volume growth in the Performance Materials product family of 6.1% along with increased selling price per pound of 3.1% due to increased sales of value-added products primarily in the automotive market.
LATAM gross profit was $9.4 million for the three months ended November 30, 2016, a decrease of $0.3 million or 3.0% from the comparable period last year. Segment gross profit decreased primarily due to decreased volume as noted above, partially offset by improved product mix and operational improvements.
LATAM operating income for the three months ended November 30, 2016 was $5.4 million. Compared with the same quarter of fiscal 2016, segment operating income decreased due to lower segment gross profit, as noted above.

	Three months ended November 30,
	2016	2015			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$50,737	$45,692	$5,045	11.0%	$(447)	12.0%
Segment gross profit	$9,126	$7,874	$1,252	15.9%	$(217)	18.7%
Segment gross profit percentage	18.0%	17.2%
Segment operating income	$5,013	$4,307	$706	16.4%	$(168)	20.3%
Three months ended November 30, 2016
APAC net sales for the three months ended November 30, 2016 were $50.7 million, an increase of $5.0 million or 11.0% compared with the same prior-year period. Excluding the negative foreign currency translation of $0.4 million, net sales increased by 12.0%, as volumes increased in the Custom Concentrates and Services and Performance Materials product families, primarily in the personal care & hygiene and sports, leisure & home markets.
APAC gross profit for the three months ended November 30, 2016 was $9.1 million, an increase of $1.3 million compared with the prior-year period. Segment gross profit benefited from increased sales, as noted above, and improved product mix, partially offset by negative foreign currency translation of $0.2 million.
APAC operating income for the three months ended November 30, 2016 was $5.0 million compared with $4.3 million in the prior-year comparable quarter. The increase in segment operating income was primarily due to the aforementioned increase in gross profit, partially offset by increased SG&A expenses of $0.5 million primarily due to increased compensation expense and bad debt expense

	Three months ended November 30,
	2016	2015			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$54,557	$51,946	$2,611	5.0%	$357	4.3%
Segment gross profit	$13,968	$13,208	$760	5.8%	$75	5.2%
Segment gross profit percentage	25.6%	25.4%
Segment operating income	$5,111	$4,102	$1,009	24.6%	$37	23.7%
Three months ended November 30, 2016
EC net sales for the three months ended November 30, 2016 were $54.6 million, an increase of $2.6 million or 5.0% over the prior-year comparable period. The increase in sales was primarily due to increased volumes of 2.5% driven by strong sales in the sports, leisure & home, oil & gas, and electrical & electronic markets and increased price per pound of 2.5% also linked to oil and gas market sales.
EC gross profit for the three months ended November 30, 2016 was $14.0 million, an increase of $0.8 million or 5.8% over the prior year. Segment gross profit increased primarily due to the increased sales as noted above.
EC operating income for the three months ended November 30, 2016 was $5.1 million, an increase of $1.0 million over the prior year. The increase in segment operating income was primarily due to increased gross profit as noted above and decreased SG&A expenses of $0.2 million related to decreased intangible amortization expense related to the write-down of intangible assets in the fourth quarter of fiscal 2016.

	Three months ended November 30,
	2016	2015			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Net sales	$600,000	$649,219	$(49,219)	(7.6)%	$(9,264)	(6.2)%
Operating income	$19,097	$26,146	$(7,049)	(27.0)%	$(944)	(23.3)%
Operating income before certain items*	$35,007	$37,841	$(2,834)	(7.5)%	$(955)	(5.0)%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Three months ended November 30,
	2016	2015
	(In thousands)
Operating income (loss)	$19,097	$26,146
Costs related to acquisitions and integrations	605	1,866
Restructuring and related costs (1)	13,273	4,670
Accelerated depreciation	356	1,453
Lucent costs	809	3,706
Asset impairment	678	—
CEO transition costs	189	—
Total operating income before certain items	$35,007	$37,841

(1) Restructuring related costs for the three months ended November 30, 2016 and 2015 of $3.7 million and $3.1 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Three months ended November 30, 2016
Consolidated net sales for the three months ended November 30, 2016 were $600.0 million compared with $649.2 million for the three months ended November 30, 2015. Foreign currency translation unfavorably impacted net sales for the three months ended November 30, 2016 by $9.3 million.
Operating income decreased by $7.0 million for the three months ended November 30, 2016 compared with the same prior-year period, primarily due to the decreased results within the USCAN segment, as discussed above, and higher restructuring expenses, partially offset by decreased SG&A expenses. Total operating income before certain items for the three months ended November 30, 2016 was $35.0 million, a decrease of $2.8 million compared with the same prior-year period. The decrease in total operating income before certain items was primarily due to decreased gross profit as noted in the EMEA and USCAN segments above and the negative impact of foreign currency translation of $1.0 million, partially offset by decreased SG&A expense, excluding certain items, of $4.2 million as noted below.
The Company’s SG&A expenses for the three months ended November 30, 2016 were $72.4 million compared to $77.2 million in the prior year period. The Company’s SG&A expenses, excluding certain items, decreased by $4.2 million for the three months ended November 30, 2016 compared with the same prior year period. The decrease was primarily attributable to decreased compensation expense of $2.0 million related to prior restructuring activities, decreased professional fees of $2.5 million, decreased intangible amortization expense of $1.2 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016 and the favorable impact of foreign currency translation of $0.4 million, partially offset by increased variable incentive compensation of $2.5 million. Certain items excluded from SG&A expenses consist of $5.7 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs, asset impairment and Lucent costs for the three months ended November 30, 2016 and $6.3 million of expense related to acquisition and integration activities, restructuring and related costs and Lucent costs for the three months ended November 30, 2015.
Additional consolidated results
Interest expense decreased $0.5 million for the three months ended November 30, 2016, compared with the same period in the prior year as the Company continues to reduce it's debt related to the fiscal 2015 Citadel acquisition.
The Company experienced foreign currency transaction losses of $0.6 million for the three months ended November 30, 2016. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2016 and August 31, 2016.
Other income increased by $1.2 million compared to the prior year period primarily due to interest income from the Company's global cash pooling system and income from leased equipment.
Net income available to the Company’s common stockholders was $1.1 million for the three months ended November 30, 2016. compared to $5.2 million for the three months ended November 30, 2015.
Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2016		2015
	(In thousands, except for %'s)
Engineered Composites	$54,557	9%	$51,946	8%
Custom Concentrates and Services	275,921	46	295,837	46
Performance Materials	269,522	45	301,436	46
Total consolidated net sales	$600,000	100%	$649,219	100%
Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Translation Effect	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2016	$4,452	$402	$(910)	3,944
Fiscal 2017 charges	9,330	214	—	9,544
Fiscal 2017 payments	(1,620)	(226)	—	(1,846)
Translation	—	—	(234)	(234)
Accrual balance as of November 30, 2016	$12,162	$390	$(1,144)	$11,408
For discussion of the Company's fiscal 2017 restructuring plans, refer to Note 12 in this Form 10-Q.
Income Tax
The effective tax rate was 51.0% for the three months ended November 30, 2016, and 36.2% for the three months ended November 30, 2015. The increase in the effective tax rate for the three months ended November 30, 2016 as compared with the same period last year was driven primarily by an increase in uncertain tax positions.
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
As of June 1, 2016, the Company completed its annual goodwill impairment test for fiscal 2016. Refer to the Annual Report on Form 10-K for the fiscal year ended August 31, 2016 for additional information on the Company's annual goodwill impairment test. During the first quarter of 2017, the Company realigned its product families, which resulted in a change in the Company's reporting units. Goodwill now exists in the Custom Concentrates and Services and Performance Materials reporting units in EMEA, USCAN, and APAC, the Custom Concentrates and Services reporting unit in LATAM and within the Engineered Composites reporting unit.
If circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results. No such indicators exist as of November 30, 2016.

Liquidity and Capital Resources
Net cash provided from operations was $26.3 million and $40.0 million for the three months ended November 30, 2016 and 2015, respectively. The decrease is primarily due to higher inventory growth compared to the prior period. The Company’s cash and cash equivalents and restricted cash increased $4.1 million from August 31, 2016. This increase was driven primarily by cash generated from operations of $26.3 million partially offset by net debt repayments of $0.8 million, capital expenditures of $13.0 million, and dividend payments of $7.9 million.

The Company’s approximate working capital days are summarized as follows:

	November 30, 2016	August 31, 2016	November 30, 2015
Days in receivables	56	56	55
Days in inventory	51	48	54
Days in payables	58	56	56
Total working capital days	49	48	53
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	November 30, 2016	August 31, 2016	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$47,541	$43,403	$4,138	9.5%
Working capital, excluding cash	$231,265	$250,901	$(19,636)	(7.8)%
Long-term debt (1)	$904,352	$919,349	$(14,997)	(1.6)%
Total debt (1)	$942,011	$944,796	$(2,785)	(0.3)%
Net debt (1) (2)	$894,470	$901,393	$(6,923)	(0.8)%
Total A. Schulman, Inc. stockholders’ equity	$141,017	$159,269	$(18,252)	(11.5)%
(1) Long-term debt, Total debt and Net debt at August 31, 2016 have been recast to include debt issuance costs recognized as a deduction from the carrying amount of that debt liability. The debt issuance costs were previously classified as deferred charges and other noncurrent assets on the Company's consolidated balance sheet. Refer to Note 14, Accounting Pronouncements, for additional information.
(2) Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of November 30, 2016 and August 31, 2016, the Company held 96% and 97% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are typically paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's established global cash pooling system. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt. The Company prepaid $56.0 million on its term debt, in addition to normal required payments of $3.4 million, during the three months ended November 30, 2016. The pre-payments were facilitated by the Company borrowing on its revolving credit facility in Europe and transferring approximately $40.0 million in a tax efficient manner to the U.S.
Working capital, excluding cash, was $231.3 million as of November 30, 2016, a decrease of $19.6 million from August 31, 2016. The primary reasons for the decrease in working capital from August 31, 2016 include higher accrued liabilities and short-term debt of $19.4 million and $12.2 million, respectively, partially offset by higher inventory of $12.0 million.
Capital expenditures for the three months ended November 30, 2016 were $13.0 million compared with $7.4 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.

Below summarizes the Company’s available funds:

	November 30, 2016	August 31, 2016
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	33,794	37,953
Total capacity from credit lines	$333,794	$337,953
Availability:
Revolving Facility	$236,442	$279,120
Foreign short-term lines of credit	12,455	27,959
Total available funds from credit lines	$248,897	$307,079
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $80.4 million and $26.6 million as of November 30, 2016 and August 31, 2016, respectively, and issued letters of credit of $4.5 million and $4.3 million as of November 30, 2016 and August 31, 2016, respectively.
During the three months ended November 30, 2016, the Company declared and paid quarterly cash dividends of $15.00 per share to special stockholders. The total amount of these dividends was $1.9 million. During the three months ended November 30, 2016, the Company declared and paid quarterly cash dividends of $0.205 per share to common stockholders. The total amount of these dividends was $6.1 million.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016. As of November 30, 2016, shares valued at $51.7 million remain authorized for repurchase.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income decreased by $14.7 million during the three months ended November 30, 2016 primarily due to the strengthening of the U.S. dollar against various foreign currencies.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, reduce outstanding debt, pursue acquisitions, and repurchase shares.
Contractual Obligations
As of November 30, 2016, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The Company’s outstanding commercial commitments as of November 30, 2016 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2016.
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
Accounting Pronouncements
For a discussion of accounting pronouncements, refer to Note 14 of this Form 10-Q.

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
Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. Exposures to market risks have not changed materially since August 31, 2016.
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

As previously disclosed under “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended August 31, 2016, the Company concluded that our disclosure controls and procedures were not effective as of August 31, 2016 based on the material weaknesses identified related to information technology program applications at certain of our acquired Citadel locations. Additionally, an insufficient number of professionals with an appropriate level of knowledge, training and experience to properly analyze and record accounting matters at the Company’s European Shared Service Center (“SSC”), which contributed to additional material weaknesses related to the segregation of duties over certain accounting functions, including the review and approval of manual journal entries, ineffective controls over cash disbursements related to accounts payable and ineffective controls over revenue.

Remediation of Previously Disclosed Material Weakness
In the first quarter ended November 30, 2016, management concluded that remediation was complete for the material weaknesses identified related to information technology applications at certain of our acquired Citadel locations including:

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

To remediate the material weaknesses, management completed the following initiatives in the quarter ended November 30, 2016:

•
Program change management control activities and policies were designed, implemented and executed effectively, including processes to maintain sufficient documentation evidencing the execution of these policies.

•	Additional procedures were implemented to better capture and monitor changes to the relevant financial applications and data.

•
The design and operation of control activities and procedures associated with user and administrator access to the affected information systems were improved, including both preventive and detective control activities.

•	Control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence.

•	Appropriate roles and responsibilities were clarified and communicated for process and system controls for both information technology and business users.

As a result of the existing material weaknesses related to our European SSC, our CEO and CFO have concluded that, as of the quarter ended November 30, 2016, our disclosure controls and procedures were not effective. In light of the material weaknesses in internal control over financial reporting, prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including validating the completeness and accuracy of the underlying data. The substantive procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives
We are making progress toward achieving the effectiveness of our internal controls over financial reporting. Remediation generally requires making changes to how controls are designed and executed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned process remediation owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our remaining material weaknesses.

Our initiatives, summarized below, are intended to remediate our remaining material weaknesses at our European SSC and to continue to enhance our internal control over financial reporting.

•	Control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence.

•
We clarified and communicated appropriate roles and responsibilities for process and systems controls for both information technology and business users, including ensuring effective mitigating controls to reduce the related segregation of duties risks.

•
Process owners are ensuring that procedures for appropriate review and approval of cash disbursements and revenue transactions, including approval of product pricing, subsequent issuances of credit memos and accounting for rebate arrangements, are being followed.

(b) Changes in Internal Control over Financial Reporting
For the quarter ended November 30, 2016, we completed the remediation of our material weaknesses related to information technology applications at certain of our acquired Citadel locations.

Other than these changes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the three months ended November 30, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2016, except as disclosed below:
Lucent Matter
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). The complaint alleges breach of contract, indemnification, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment and violations of blue sky laws in Illinois, Ohio, California and Indiana. All defendants are accused of civil conspiracy. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.  In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) as the Citadel Complaint.
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, the Company included a detailed discussion of its risk factors. There are no material changes from the risk factors previously disclosed.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of common stock during the first quarter of fiscal 2017, as the Board indefinitely suspended the 10b5-1 plan during the fourth quarter of fiscal 2015. Shares valued at $51.7 million remain authorized for repurchase as of November 30, 2016. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
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

4.3
Second Supplemental Indenture, dated as of August 31, 2016, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed with the Commission on October 26, 2016).

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

10.1*
Employment Agreement, by and between A. Schulman, Inc. and Joseph M. Gingo, dated September 22, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2016).

10.2*	Form of Executive Officer Change-in-Control Agreement (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on September 22, 2016).

10.3*
Employment Agreement, by and between A. Schulman, Inc. and John W. Richardson, dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.4*
Separation Agreement and General Release, by and between A. Schulman, Inc. and Joseph J. Levanduski, dated October 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2016).

10.5*
Separation Agreement and General Release, by and between A. Schulman, Inc. and Bernard Rzepka, dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2016).

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.6*	The Company's fiscal year 2017 Bonus Plan (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 21, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
A. Schulman, Inc.
(Registrant)

/s/ John W. Richardson
John W. Richardson, Executive Vice President, Chief Financial Officer of A. Schulman, Inc. (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)

Date:	January 9, 2017