Form 10-Q
period 2017-02-28
SCHULMAN A INC
filed 2017-04-04
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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
Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2017– 29,487,059

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosure about Market Risk	42
Item 4	Controls and Procedures	42
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6	Exhibits	45
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands, except per share data)
Net sales	$568,678	$591,761	$1,168,678	$1,240,980
Cost of sales	479,492	501,937	978,477	1,046,227
Selling, general and administrative expenses	65,967	71,604	138,342	148,841
Restructuring expense	1,878	2,214	11,422	3,760
Operating income (loss)	21,341	16,006	40,437	42,152
Interest expense	13,107	13,790	26,271	27,408
Foreign currency transaction (gains) losses	1,081	950	1,643	1,679
Other (income) expense, net	674	(269)	(459)	(218)
Income (loss) before taxes	6,479	1,535	12,982	13,283
Provision (benefit) for U.S. and foreign income taxes	1,143	(487)	4,462	3,764
Net income (loss)	5,336	2,022	8,520	9,519
Noncontrolling interests	(306)	(430)	(547)	(834)
Net income (loss) attributable to A. Schulman, Inc.	5,030	1,592	7,973	8,685
Convertible special stock dividends	1,875	1,875	3,750	3,750
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,155	$(283)	$4,223	$4,935

Weighted-average number of shares outstanding:
Basic	29,394	29,292	29,378	29,257
Diluted	29,503	29,292	29,470	29,455

Net income (loss) per common share available to A. Schulman, Inc. common stockholders
Basic	$0.11	$(0.01)	$0.14	$0.17
Diluted	$0.11	$(0.01)	$0.14	$0.17

Cash dividends per common share	$0.205	$0.205	$0.410	$0.410
Cash dividends per share of convertible special stock	$15.00	$15.00	$30.00	$30.00

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
Net income (loss)	$5,336	$2,022	$8,520	$9,519
Other comprehensive income (loss):
Foreign currency translation gains (losses)	4,150	(9,243)	(11,166)	(20,019)
Defined benefit retirement plans, net of tax	610	150	1,204	1,165
Other comprehensive income (loss)	4,760	(9,093)	(9,962)	(18,854)
Comprehensive income (loss)	10,096	(7,071)	(1,442)	(9,335)
Less: comprehensive income (loss) attributable to noncontrolling interests	333	(224)	504	111
Comprehensive income (loss) attributable to A. Schulman, Inc.	$9,763	$(6,847)	$(1,946)	$(9,446)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2017	August 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,861	$35,260
Restricted cash	1,623	8,143
Accounts receivable, less allowance for doubtful accounts of $11,411 at February 28, 2017 and $11,341 at August 31, 2016	380,791	376,786
Inventories	279,814	263,617
Prepaid expenses and other current assets	40,837	40,263
Assets held for sale	9,669	—
Total current assets	760,595	724,069
Property, plant and equipment, at cost:
Land and improvements	29,798	32,957
Buildings and leasehold improvements	170,485	184,291
Machinery and equipment	434,993	447,932
Furniture and fixtures	32,720	34,457
Construction in progress	25,000	20,431
Gross property, plant and equipment	692,996	720,068
Accumulated depreciation	401,288	405,246
Net property, plant and equipment	291,708	314,822
Deferred charges and other noncurrent assets	85,364	88,161
Goodwill	257,507	257,773
Intangible assets, net	344,622	362,614
Total assets	$1,739,796	$1,747,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$303,160	$280,060
U.S. and foreign income taxes payable	5,783	8,985
Accrued payroll, taxes and related benefits	41,039	47,569
Other accrued liabilities	66,844	67,704
Short-term debt	28,857	25,447
Total current liabilities	445,683	429,765
Long-term debt	921,312	919,349
Pension plans	138,574	145,108
Deferred income taxes	56,113	59,013
Other long-term liabilities	24,850	25,844
Total liabilities	1,586,532	1,579,079
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,553 shares at February 28, 2017 and 48,510 shares at August 31, 2016	48,553	48,510
Additional paid-in capital	277,165	275,115
Accumulated other comprehensive income (loss)	(130,640)	(120,721)
Retained earnings	211,205	219,039
Treasury stock, at cost, 19,066 shares at February 28, 2017 and 19,069 shares at August 31, 2016	(382,903)	(382,963)
Total A. Schulman, Inc.’s stockholders’ equity	143,669	159,269
Noncontrolling interests	9,595	9,091
Total equity	153,264	168,360
Total liabilities and equity	$1,739,796	$1,747,439

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 28, 2017	February 29, 2016
	(In thousands)
Operating activities:
Net income	$8,520	$9,519
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	22,215	25,053
Amortization	17,644	20,032
Deferred tax provision (benefit)	(4,493)	(2,360)
Pension, postretirement benefits and other compensation	3,361	2,621
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,866)	10,822
Inventories	(24,670)	4,772
Accounts payable	40,363	(30,846)
Income taxes	(4,639)	(1,491)
Accrued payroll and other accrued liabilities	(4,311)	(5,773)
Other assets and long-term liabilities	2,025	(1,712)
Net cash provided from (used in) operating activities	40,149	30,637
Investing activities
Expenditures for property, plant and equipment	(24,505)	(20,365)
Proceeds from the sale of assets	478	843
Other investing activities	125	—
Net cash provided from (used in) investing activities	(23,902)	(19,522)
Financing activities:
Cash dividends paid to special stockholders	(3,750)	(3,750)
Cash dividends paid to common stockholders	(12,057)	(12,043)
Increase (decrease) in short-term debt	5,153	4,275
Borrowings on revolving credit facility	238,543	45,655
Repayments of revolving credit facility	(173,895)	(29,900)
Repayments of other long-term debt and capital leases	(63,139)	(61,450)
Issuances of stock, common and treasury	93	148
Redemptions of common stock	(620)	(900)
Net cash provided from (used in) financing activities	(9,672)	(57,965)
Effect of exchange rate changes on cash	(494)	(3,144)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,081	(49,994)
Cash, cash equivalents, and restricted cash at beginning of period	43,403	96,872
Cash, cash equivalents, and restricted cash at end of period	$49,484	$46,878

Cash and cash equivalents	$47,861	$46,878
Restricted cash	1,623	—
Total cash, cash equivalents, and restricted cash	$49,484	$46,878

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
The results of operations for the three and six months ended February 28, 2017 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2017.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
Restricted Cash
Restricted cash of $1.6 million as of February 28, 2017 represents cash and cash equivalents held in an escrow account for the future cash settlement of a commitment to a local government. The cash will be paid over the next 16 months. Restricted cash of $8.1 million as of August 31, 2016 included proceeds from tax return refunds for certain Citadel acquisition entities for periods prior to the Company's ownership. These tax refunds were repaid to the seller during the second quarter of fiscal 2017.
Assets Held for Sale
During the second quarter of fiscal 2017, the Company began actively marketing for sale certain properties and machinery and equipment at recently closed plants in the U.S. and Europe. As a result of that decision, we have reclassified $9.7 million of net book value related to these properties along with certain machinery and equipment as assets held for sale in the balance sheet. We expect the sale of those assets to be completed within the next twelve months and have, accordingly, presented the held for sale assets as current. Proceeds from the sale of the assets will be used for general Corporate purposes. Based on the present real estate market and discussions with the Company's real estate adviser, no impairment of the recorded amounts has occurred as of February 28, 2017.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2017 presentation.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2016	$54,031	$116,369	$11,928	$936	$74,509	$257,773
Translation	(982)	—	533	(32)	215	(266)
Balance as of February 28, 2017	$53,049	$116,369	$12,461	$904	$74,724	$257,507

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with finite useful lives by major category:

	February 28, 2017			August 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$357,341	$(79,363)	$277,978	$359,713	$(67,207)	$292,506
Developed technology	72,260	(15,981)	56,279	72,657	(13,864)	58,793
Registered trademarks and tradenames	17,514	(7,149)	10,365	18,097	(6,782)	11,315
Total finite-lived intangible assets	$447,115	$(102,493)	$344,622	$450,467	$(87,853)	$362,614
Amortization expense of intangible assets was $8.0 million and $16.0 million for the three and six months ended February 28, 2017, respectively, and $9.3 million and $18.6 million for the three and six months ended February 29, 2016, respectively.

(3)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	February 28, 2017	August 31, 2016
	(In thousands)
Notes payable and other, due within one year	$15,357	$10,333
Current portion of long-term debt	13,500	15,114
Short-term debt	$28,857	$25,447

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$80,090	$17,279
Term Loan A, LIBOR plus applicable spread, due June 2020	172,500	177,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	299,811	341,407
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	—	14,678
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,389	3,727
Unamortized debt issuance costs	(9,478)	(10,242)
Long-term debt	$921,312	$919,349
On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”) in a private transaction initially exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes (the “Registration Rights Agreement”) that, among other things, obligated the Company to complete an offer to exchange the Notes for a new issue of substantially identical exchange notes (the “Exchange Offer”) registered under the Securities Act. The interest rate on the Notes temporarily increased in accordance with the terms of the Registration Rights Agreement during the period between November 16, 2016 to, but not including, the date of the completion of the Exchange Offer on March 21, 2017. The Company did not receive any proceeds from the Exchange Offer.
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
The Company is in compliance with its debt covenants as of February 28, 2017.
The Company prepaid $56.0 million on its term debt, in addition to normal required payments of $6.8 million, during the six months ended February 28, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	February 28, 2017				August 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$2,558	$—	$2,558	$—	$487	$—	$487	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$1,865	$—	$1,865	$—	$951	$—	$951	$—
Liabilities not recorded at fair value:
Long-term fixed-rate debt	$397,031	$—	$397,031	$—	$378,750	$—	$378,750	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $165.1 million and $115.9 million as of February 28, 2017 and August 31, 2016, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2017 and August 31, 2016.
Long-term fixed-rate debt as of February 28, 2017 and August 31, 2016 represents the Senior Notes, due 2023, recorded at cost and presented at fair value for disclosure purposes. The Level 2 fair value of the Company's fixed-rate debt was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities. As of February 28, 2017 and August 31, 2016, the carrying value of the Company's long-term fixed-rate debt recorded on the consolidated balance sheets was $375.0 million.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INCOME TAXES
The effective tax rate was 17.6% and 34.4% for the three and six months ended February 28, 2017, respectively, and (36.0)% and 28.8% for the three and six months ended February 29, 2016, respectively. The increase in the effective tax rate for the three and six months ended February 28, 2017 as compared with the same periods last year was driven primarily by an increase in uncertain tax positions as well as a benefit recorded in the prior period from the extension of certain expired tax provisions.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to our overall foreign rate being less than the U.S. statutory federal income tax rate partially offset by an increase in the amount of uncertain tax positions recorded.
As of February 28, 2017, the Company's gross unrecognized tax benefits totaled $4.4 million. If recognized, $3.4 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 28, 2017, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2013 onward, Belgium - from 2014 onward, other foreign jurisdictions - from 2011 onward.
The increase in uncertain tax positions during the six months ended February 28, 2017 relates to various ongoing examinations in the EMEA region. In connection with these examinations, it is reasonably possible that the amount of unrecognized tax benefits could change by approximately $1.0 million in the next 12 months.

(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
Defined benefit pension plans:
Service cost	$1,344	$1,275	$2,739	$2,569
Interest cost	570	1,041	1,157	2,104
Expected return on plan assets	(367)	(485)	(743)	(989)
Amortization of actuarial loss (gain)	961	712	1,958	1,436
Net periodic pension benefit cost	$2,508	$2,543	$5,111	$5,120

Other postretirement benefit plan:
Service cost	$1	$1	$2	$2
Interest cost	63	97	126	194
Prior service cost (credit)	(135)	(149)	(271)	(298)
Net periodic postretirement benefit cost (credit)	$(71)	$(51)	$(143)	$(102)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2016	$120,289	$48,510	$275,115	$(120,721)	$219,039	$(382,963)	$9,091	$168,360
Comprehensive income (loss)				(9,919)	7,973		504	(1,442)
Cash dividends paid on convertible special stock, $30.00 per share					(3,750)			(3,750)
Cash dividends paid on common stock, $0.410 per share					(12,057)			(12,057)
Issuance of treasury stock			33			60		93
Restricted stock issued, net of forfeitures		63	(63)					—
Redemption of common stock to cover tax withholdings		(20)	(600)					(620)
Share-based compensation plans			2,680					2,680
Balance as of February 28, 2017	$120,289	$48,553	$277,165	$(130,640)	$211,205	$(382,903)	$9,595	$153,264
For a detailed discussion of the Company's convertible special stock, refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. There have been no fundamental changes in the Company's convertible special stock as of February 28, 2017 or August 31, 2016.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2016	$(84,963)	$(50,410)		$(135,373)
Other comprehensive income (loss) before reclassifications	4,150	—		4,150
Amounts reclassified to earnings	—	610	(2)	610
Net current period other comprehensive income (loss)	4,150	610		4,760
Less: comprehensive income (loss) attributable to noncontrolling interests	27	—		27
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	4,123	610		4,733
Balance as of February 28, 2017	$(80,840)	$(49,800)		$(130,640)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2016	$(69,717)	$(51,004)		$(120,721)
Other comprehensive income (loss) before reclassifications	(11,166)	—		(11,166)
Amounts reclassified to earnings	—	1,204	(2)	1,204
Net current period other comprehensive income (loss)	(11,166)	1,204		(9,962)
Less: comprehensive income (loss) attributable to noncontrolling interests	(43)	—		(43)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(11,123)	1,204		(9,919)
Balance as of February 28, 2017	$(80,840)	$(49,800)		$(130,640)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2015	$(60,269)	$(32,883)		$(93,152)
Other comprehensive income (loss) before reclassifications	(9,243)	—		(9,243)
Amounts reclassified to earnings	—	150	(2)	150
Net current period other comprehensive income (loss)	(9,243)	150		(9,093)
Less: comprehensive income (loss) attributable to noncontrolling interests	(654)	—		(654)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(8,589)	150		(8,439)
Balance as of February 29, 2016	$(68,858)	$(32,733)		$(101,591)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2015	$(49,562)	$(33,898)		$(83,460)
Other comprehensive income (loss) before reclassifications	(20,019)	—		(20,019)
Amounts reclassified to earnings	—	1,165	(2)	1,165
Net current period other comprehensive income (loss)	(20,019)	1,165		(18,854)
Less: comprehensive income (loss) attributable to noncontrolling interests	(723)	—		(723)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(19,296)	1,165		(18,131)
Balance as of February 29, 2016	$(68,858)	$(32,733)		$(101,591)

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

During the six months ended February 28, 2017, the Company granted 234,620 and 227,220 shares of time-based and performance-based awards, respectively, with a weighted-average grant date fair value of $29.47 and $32.55 per share, respectively. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

In the first quarter of fiscal 2017, the Company granted 25,000 shares of unrestricted common stock to Joseph M. Gingo related to the terms and conditions of his new employment agreement as the Chief Executive Officer and President of the Company in the first quarter of fiscal 2017. The Company also granted non-employee directors a total of 16,317 shares of unrestricted common stock in the second quarter of fiscal 2017.

Additionally, in the second quarter of fiscal 2017, the Company granted 173,200 stock options with a weighted average exercise price of $32.55 and a weighted average fair value of $10.41. The fair value of the stock options was estimated using a Black Scholes model using the following assumptions:

Expected term:    6.5 years
Risk-free rate:    2.22%
Volatility:    39.1%
Dividend yield:    2.52%
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
Time-based and performance-based restricted stock awards	$446	$842	$1,347	$1,267
Stock options	68	—	68	—
Unrestricted awards	531	564	1,253	564
Total share-based incentive compensation	$1,045	$1,406	$2,668	$1,831
Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of February 28, 2017 was $10.1 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.
As of February 28, 2017, there were 259,011 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 703,521 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from net income attributable to A. Schulman, Inc. The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three and six months ended February 28, 2017, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
Weighted-average shares outstanding:
Basic	29,394	29,292	29,378	29,257
Incremental shares from equity awards	109	—	92	198
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,503	29,292	29,470	29,455
Diluted weighted average shares outstanding for the three and six months ended February 28, 2017 excludes 94,298 and 88,225 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive. Diluted weighted-average shares outstanding for the three and six months ended February 29, 2016 excludes 165,141 and 6,638 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
EMEA	$276,902	$290,330	$572,974	$618,426
USCAN	151,918	170,817	308,336	349,099
LATAM	39,662	38,158	81,878	83,361
APAC	48,914	45,063	99,651	90,755
EC	51,282	47,393	105,839	99,339
Total net sales to unaffiliated customers	$568,678	$591,761	$1,168,678	$1,240,980
Below the Company presents gross profit by segment:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
EMEA	$39,130	$38,953	$83,788	$86,637
USCAN	20,060	27,241	44,576	57,535
LATAM	9,595	8,466	19,012	18,171
APAC	8,908	8,199	18,034	16,073
EC	12,831	10,987	26,799	24,195
Total segment gross profit	90,524	93,846	192,209	202,611
Accelerated depreciation and restructuring related costs	(1,338)	(2,504)	(1,865)	(4,381)
Costs related to acquisitions and integrations	—	(1,970)	(57)	(2,099)
Lucent costs (1)	—	452	(86)	(1,378)
Total gross profit	$89,186	$89,824	$190,201	$194,753

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income (loss) and income (loss) before taxes:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
EMEA	$16,527	$15,612	$36,295	$35,765
USCAN	5,447	10,427	13,943	22,590
LATAM	5,459	4,229	10,894	9,833
APAC	4,901	4,670	9,914	8,977
EC	4,111	1,450	9,222	5,552
Total segment operating income	36,445	36,388	80,268	82,717
Corporate	(9,065)	(7,684)	(17,881)	(16,172)
Costs related to acquisitions and integrations	—	(4,261)	(605)	(6,127)
Restructuring and related costs (2)	(4,970)	(5,769)	(18,243)	(10,439)
Accelerated depreciation	(467)	(2,057)	(823)	(3,510)
Lucent costs (1)	(596)	(611)	(1,405)	(4,317)
Asset impairment	—	—	(678)	—
CEO transition costs	(6)	—	(196)	—
Operating income (loss)	21,341	16,006	40,437	42,152
Interest expense	(13,107)	(13,790)	(26,271)	(27,408)
Foreign currency transaction gains (losses)	(1,081)	(950)	(1,643)	(1,679)
Other income (expense), net	(674)	269	459	218
Income (loss) before taxes	$6,479	$1,535	$12,982	$13,283
 (1) Refer to Note 13, Commitments and Contingencies, for additional discussion on this matter. Lucent costs in cost of sales include additional product and manufacturing operational costs for reworking inventory. Lucent costs in selling, general and administrative expenses include legal and investigative costs. In addition, in the three and six months ended February 29, 2016, Lucent costs in SG&A also include dedicated internal personnel costs that would have otherwise been focused on normal operations.
(2) Restructuring related costs for the three and six months ended February 28, 2017 of $3.1 million and $6.8 million, respectively, and for the three and six months ended February 29, 2016 of $3.6 million and $6.7 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended
	February 28, 2017		February 29, 2016
	(In thousands, except for %'s)
Engineered Composites	$51,282	9%	$47,393	8%
Custom Concentrates and Services	259,586	46	268,459	45
Performance Materials	257,810	45	275,909	47
Total consolidated net sales	$568,678	100%	$591,761	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
	February 28, 2017		February 29, 2016
	(In thousands, except for %'s)
Engineered Composites	$105,839	9%	$99,339	8%
Custom Concentrates and Services	535,505	46	564,296	45
Performance Materials	527,334	45	577,345	47
Total consolidated net sales	$1,168,678	100%	$1,240,980	100%

(12) RESTRUCTURING
Fiscal 2017 Restructuring Plans
USCAN Plan
During the second quarter of fiscal 2017, the Company approved plans to close its plant in Fontana, California and shift production to other U.S. facilities. The Company plans to reduce headcount by approximately 10 as a result of this plan. The Company recorded $0.5 million of pre-tax employee-related costs during the three and six months ended February 28, 2017. The Company expects to incur approximately $1.5 million of pre-tax employee-related costs and other charges during the remainder of fiscal 2017 for this plan and has a balance of $0.4 million accrued for this plan as of February 28, 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
Global Product Family Simplification Plan
During the first quarter of fiscal 2017, the Company announced plans to reduce middle management and consolidate the number of product families from six to three. This action simplified the management structure and processes of the product families and allowed the Company to refocus on the priority of sales growth. The Company has eliminated approximately 60 positions during fiscal 2017, primarily in EMEA and USCAN. The Company recorded $6.3 million of pre-tax employee-related costs during the six months ended February 28, 2017, a majority of which was recorded during the first quarter of fiscal 2017. As of February 28, 2017, the company has a balance of $2.5 million accrued for this plan. The Company does not expect any additional charges related to this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
EMEA Plans
During the second quarter of fiscal 2017, the Company announced plans to close its plant in L'Arbresle, France and shift production to other EMEA facilities. The Company plans to reduce headcount by approximately 20 as a result of this plan. The Company recorded $1.4 million of pre-tax employee-related costs during the three and six months ended February 28, 2017. The Company expects to incur minimal charges during the remainder of fiscal 2017 for this plan and has a balance of $1.3 million accrued for this plan as of February 28, 2017. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.
In the first quarter of fiscal 2017, the Company approved plans to further streamline EMEA operations and back-office functions. The Company reduced headcount in EMEA by approximately 30 as a result of this plan. During the six months ended February 28, 2017, the Company recorded $1.8 million of pre-tax employee-related costs, the majority of which was recorded during the first quarter of fiscal 2017. As of February 28, 2017, the Company has a balance of $0.6 million accrued for this plan. The Company anticipates recording approximately $1.0 million of additional pre-tax employee-related charges during the remainder of fiscal 2017 for this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2016	$3,542	$402	$3,944
Fiscal 2017 charges	10,718	704	11,422
Fiscal 2017 payments	(7,980)	(857)	(8,837)
Translation	(134)	(8)	(142)
Accrual balance as of February 28, 2017	$6,146	$241	$6,387
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
EMEA	$830	$759	$8,844	$1,970
USCAN	813	490	2,280	724
LATAM	—	94	59	164
APAC	88	—	92	31
EC	147	871	147	871
Total restructuring expense	$1,878	$2,214	$11,422	$3,760

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter.  The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers.
As no customer or other parties have initiated recalls, or have made material claims against the Company or its subsidiaries from the date we identified this issue in August 2015 through the date of filing, we are currently unable to conclude that losses related to recalls or claims are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of February 28, 2017, approximately $31.0 million remained in such indemnity escrow.
As Lucent was effectively acquired by Citadel in December of 2013, the Company also submitted written claim notices pursuant to the Agreement and Plan of Merger, dated December 6, 2013, among The Matrixx Group, Incorporated, LPI Merger Sub, Inc., LPI Holding Company, River Associates Investments, LLC and certain stockholders of LPI Holding Company, pursuant to which Citadel initially acquired Lucent. The Company also submitted written claim notices pursuant to a $3.8 million representations and warranties insurance policy issued in connection with that acquisition.
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.  In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) as the Citadel Complaint.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted In The Current Period
In November 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company has early adopted this standard effective December 1, 2016. The Company has $1.6 million and $8.1 million of restricted cash on its consolidated balance sheet as of February 28, 2017 and August 31, 2016, respectively, whose cash flow statement classification changed to align with the new guidance.
In April 2015, and as subsequently updated, the FASB issued new accounting guidance that requires entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying amounts of that debt liability. Debt issuance costs incurred in connection with line of credit arrangements will continue to be presented as an asset. Previous guidance classified all debt issuance costs as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The Company has adopted this standard effective September 1, 2016 and applied it retrospectively. The amount of debt issuance costs related to term notes retrospectively reclassified from the deferred charges and other noncurrent assets line to the long-term debt line in the consolidated balance sheet was $10.2 million at August 31, 2016.
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
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In March 2017, the FASB issued an accounting standard update requiring that an employer report the pension service cost component in the same line items as compensation costs, but report all other components of net periodic pension cost in a line below operating income. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company had pension service cost of $2.7 million and $2.6 million during the six months ended February 28, 2017 and six months ended February 29, 2016, respectively. Total net periodic pension cost was $5.1 million during the six months ended February 28, 2017 and six months ended February 29, 2016. The Company is currently evaluating its plans regarding the adoption date.
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
In May 2014, and as subsequently updated, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company preliminarily expects to use the modified retrospective method. However, the Company is continuing to evaluate the impact of the standard, and the planned adoption method is subject to

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

change. Currently, the Company is in the process of reviewing historical sales contracts to analyze the impact that the adoption of the standard may have, if any, on the consolidated financial statements.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$870	$—	$46,991	$—	$47,861
Restricted cash	—	—	1,623	—	1,623
Accounts receivable, net	41,538	56,885	282,368	—	380,791
Accounts receivable, intercompany	29,366	3,744	25,209	(58,319)	—
Inventories	38,118	48,118	193,578	—	279,814
Prepaid expenses and other current assets	9,437	2,876	28,524	—	40,837
Assets held for sale	2,933	5,067	1,669	—	9,669
Total current assets	122,262	116,690	579,962	(58,319)	760,595
Net property, plant and equipment	46,779	70,993	173,936	—	291,708
Deferred charges and other noncurrent assets	83,430	4,045	61,348	(63,459)	85,364
Intercompany loans receivable	2,593	33,491	—	(36,084)	—
Investment in subsidiaries	829,061	243,005	—	(1,072,066)	—
Goodwill	26,862	110,289	120,356	—	257,507
Intangible assets, net	28,966	195,729	119,927	—	344,622
Total assets	$1,139,953	$774,242	$1,055,529	$(1,229,928)	$1,739,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,013	$47,427	$213,720	$—	$303,160
Accounts payable, intercompany	12,564	29,979	15,776	(58,319)	—
U.S. and foreign income taxes payable	—	174	5,609	—	5,783
Accrued payroll, taxes and related benefits	11,347	6,855	22,837	—	41,039
Other accrued liabilities	19,110	5,823	41,911	—	66,844
Short-term debt	13,674	28	15,155	—	28,857
Total current liabilities	98,708	90,286	315,008	(58,319)	445,683
Long-term debt	881,103	63	40,146	—	921,312
Intercompany debt	—	—	36,084	(36,084)	—
Pension plans	2,382	1,374	134,818	—	138,574
Deferred income taxes	—	72,148	47,424	(63,459)	56,113
Other long-term liabilities	14,091	1,040	9,719	—	24,850
Total liabilities	996,284	164,911	583,199	(157,862)	1,586,532
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,553	—	—	—	48,553
Other equity	(25,173)	609,331	462,735	(1,072,066)	(25,173)
Total A. Schulman, Inc.’s stockholders’ equity	143,669	609,331	462,735	(1,072,066)	143,669
Noncontrolling interests	—	—	9,595	—	9,595
Total equity	143,669	609,331	472,330	(1,072,066)	153,264
Total liabilities and equity	$1,139,953	$774,242	$1,055,529	$(1,229,928)	$1,739,796

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$78,095	$98,650	$403,859	$(11,926)	$568,678
Cost of sales	64,938	90,179	336,301	(11,926)	479,492
Selling, general and administrative expenses	9,357	14,549	42,061	—	65,967
Restructuring expense	674	277	927	—	1,878
Operating income (loss)	3,126	(6,355)	24,570	—	21,341
Interest expense	12,056	21	1,291	(261)	13,107
Intercompany charges	6	—	3,043	(3,049)	—
Intercompany income	(1,915)	(1,127)	(7)	3,049	—
Foreign currency transaction (gains) losses	1,056	(2)	27	—	1,081
Other (income) expense, net	(94)	(274)	781	261	674
(Gain) loss on intercompany investments	(8,808)	(2,047)	—	10,855	—
Income (loss) before taxes	825	(2,926)	19,435	(10,855)	6,479
Provision (benefit) for U.S. and foreign income taxes	(4,205)	530	4,818	—	1,143
Net income (loss)	5,030	(3,456)	14,617	(10,855)	5,336
Noncontrolling interests	—	—	(306)	—	(306)
Net income (loss) attributable to A. Schulman, Inc.	5,030	(3,456)	14,311	(10,855)	5,030
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,155	$(3,456)	$14,311	$(10,855)	$3,155
Comprehensive income (loss)	$9,763	$(1,876)	$19,354	$(17,145)	$10,096
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	333	—	333
Comprehensive income (loss) attributable to A. Schulman, Inc.	$9,763	$(1,876)	$19,021	$(17,145)	$9,763

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$79,214	$112,022	$412,236	$(11,711)	$591,761
Cost of sales	65,289	100,036	348,323	(11,711)	501,937
Selling, general and administrative expenses	12,135	16,160	43,309	—	71,604
Restructuring expense	339	1,022	853	—	2,214
Operating income (loss)	1,451	(5,196)	19,751	—	16,006
Interest expense	12,063	—	2,151	(424)	13,790
Intercompany charges	6	28	3,223	(3,257)	—
Intercompany income	(2,161)	(1,095)	(1)	3,257	—
Foreign currency transaction (gains) losses	696	(125)	379	—	950
Other (income) expense, net	135	(381)	(447)	424	(269)
(Gain) loss on intercompany investments	(9,520)	1,602	—	7,918	—
Income (loss) before taxes	232	(5,225)	14,446	(7,918)	1,535
Provision (benefit) for U.S. and foreign income taxes	(1,360)	276	597	—	(487)
Net income (loss)	1,592	(5,501)	13,849	(7,918)	2,022
Noncontrolling interests	—	—	(430)	—	(430)
Net income (loss) attributable to A. Schulman, Inc.	1,592	(5,501)	13,419	(7,918)	1,592
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$(283)	$(5,501)	$13,419	$(7,918)	$(283)
Comprehensive income (loss)	$(6,847)	$(5,836)	$5,094	$518	$(7,071)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(224)	—	(224)
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(6,847)	$(5,836)	$5,318	$518	$(6,847)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six months ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$154,270	$201,605	$835,880	$(23,077)	$1,168,678
Cost of sales	128,021	181,068	692,465	(23,077)	978,477
Selling, general and administrative expenses	21,915	29,436	86,991	—	138,342
Restructuring expense	1,758	557	9,107	—	11,422
Operating income (loss)	2,576	(9,456)	47,317	—	40,437
Interest expense	23,983	26	2,783	(521)	26,271
Intercompany charges	8	—	4,896	(4,904)	—
Intercompany income	(2,459)	(2,431)	(14)	4,904	—
Foreign currency transaction (gains) losses	2,008	(5)	(360)	—	1,643
Other (income) expense, net	(349)	(563)	(68)	521	(459)
(Gain) loss on intercompany investments	(17,935)	(3,191)	—	21,126	—
Income (loss) before taxes	(2,680)	(3,292)	40,080	(21,126)	12,982
Provision (benefit) for U.S. and foreign income taxes	(10,653)	(5,897)	21,012	—	4,462
Net income (loss)	7,973	2,605	19,068	(21,126)	8,520
Noncontrolling interests	—	—	(547)	—	(547)
Net income (loss) attributable to A. Schulman, Inc.	7,973	2,605	18,521	(21,126)	7,973
Convertible special stock dividends	3,750	—	—	—	3,750
Net income (loss) available to A. Schulman, Inc. common stockholders	$4,223	$2,605	$18,521	$(21,126)	$4,223
Comprehensive income (loss)	$(1,946)	$2,340	$9,142	$(10,978)	$(1,442)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	504	—	504
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(1,946)	$2,340	$8,638	$(10,978)	$(1,946)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six months ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$160,401	$231,930	$872,317	$(23,668)	$1,240,980
Cost of sales	132,424	203,447	734,024	(23,668)	1,046,227
Selling, general and administrative expenses	24,925	33,546	90,370	—	148,841
Restructuring expense	573	1,022	2,165	—	3,760
Operating income (loss)	2,479	(6,085)	45,758	—	42,152
Interest expense	23,915	5	4,430	(942)	27,408
Intercompany charges	12	65	5,833	(5,910)	—
Intercompany income	(3,613)	(2,295)	(2)	5,910	—
Foreign currency transaction (gains) losses	735	(117)	1,061	—	1,679
Other (income) expense, net	(51)	(343)	(766)	942	(218)
(Gain) loss on intercompany investments	(28,627)	1,168	—	27,459	—
Income (loss) before taxes	10,108	(4,568)	35,202	(27,459)	13,283
Provision (benefit) for U.S. and foreign income taxes	1,423	395	1,946	—	3,764
Net income (loss)	8,685	(4,963)	33,256	(27,459)	9,519
Noncontrolling interests	—	—	(834)	—	(834)
Net income (loss) attributable to A. Schulman, Inc.	8,685	(4,963)	32,422	(27,459)	8,685
Convertible special stock dividends	3,750	—	—	—	3,750
Net income (loss) available to A. Schulman, Inc. common stockholders	$4,935	$(4,963)	$32,422	$(27,459)	$4,935
Comprehensive income (loss)	$(9,446)	$(5,830)	$14,008	$(8,067)	$(9,335)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	111	—	111
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(9,446)	$(5,830)	$13,897	$(8,067)	$(9,446)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six months ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$34,634	$2,977	$41,635	$(39,097)	$40,149
Investing activities
Expenditures for property, plant and equipment	(7,557)	(3,074)	(13,874)	—	(24,505)
Proceeds from the sale of assets	121	—	357	—	478
Other investing activities	—	125	—	—	125
Net cash provided from (used in) investing activities	(7,436)	(2,949)	(13,517)	—	(23,902)
Financing activities:
Cash dividends paid to common stockholders	(12,057)	—	—	—	(12,057)
Cash dividends paid to special stockholders	(3,750)	—	—	—	(3,750)
Intercompany dividends paid	—	—	(39,097)	39,097	—
Increase (decrease) in short-term debt	—	—	5,153	—	5,153
Borrowings on long-term debt	107,800	—	130,743	—	238,543
Repayments on long-term debt including current portion	(122,194)	(28)	(114,812)	—	(237,034)
Issuances of stock, common and treasury	93	—	—	—	93
Redemptions of common stock	(620)	—	—	—	(620)
Net cash provided from (used in) financing activities	(30,728)	(28)	(18,013)	39,097	(9,672)
Effect of exchange rate changes on cash	—	—	(494)	—	(494)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,530)	—	9,611	—	6,081
Cash, cash equivalents, and restricted cash at beginning of period	4,400	—	39,003	—	43,403
Cash, cash equivalents, and restricted cash at end of period	$870	$—	$48,614	$—	$49,484

Cash and cash equivalents	$870	$—	$46,991	$—	$47,861
Restricted cash	—	—	1,623	—	1,623
Total cash, cash equivalents, and restricted cash	$870	$—	$48,614	$—	$49,484

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six months ended February 29, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$1,551	$3,636	$26,206	$(756)	$30,637
Investing activities
Expenditures for property, plant and equipment	(6,217)	(3,936)	(10,212)	—	(20,365)
Proceeds from the sale of assets	18	300	525	—	843
Intercompany investments	(140)	—	—	140	—
Net cash provided from (used in) investing activities	(6,339)	(3,636)	(9,687)	140	(19,522)
Financing activities:
Cash dividends paid to common stockholders	(12,043)	—	—	—	(12,043)
Cash dividends paid to special stockholders	(3,750)	—	—	—	(3,750)
Intercompany dividends paid	—	—	(756)	756	—
Increase (decrease) in short-term debt	—	—	4,275	—	4,275
Borrowings on long-term debt	41,300	—	4,355	—	45,655
Repayments on long-term debt including current portion	(36,739)	—	(54,611)	—	(91,350)
Intercompany loan borrowings (repayments)	11,081	—	(11,081)	—	—
Issuances of stock, common and treasury	148	—	—	—	148
Redemptions of common stock	(900)	—	—	—	(900)
Intercompany equity contributions received	—	—	140	(140)	—
Net cash provided from (used in) financing activities	(903)	—	(57,678)	616	(57,965)
Effect of exchange rate changes on cash	—	—	(3,144)	—	(3,144)
Net increase (decrease) in cash and cash equivalents	(5,691)	—	(44,303)	—	(49,994)
Cash and cash equivalents at beginning of period	7,090	—	89,782	—	96,872
Cash and cash equivalents at end of period	$1,399	$—	$45,479	$—	$46,878

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
As of February 28, 2017, the Company has approximately 4,800 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

Lucent Matter
As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter.  The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers.
The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three and six months ended February 28, 2017 and three and six months ended February 29, 2016:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(In thousands)
Inventory rework, remediation actions, and investigative costs	$—	$611	$145	$4,317
Recurring additional costs to produce product to customer specifications	866	1,530	1,702	2,659
Total Lucent remediation costs	866	2,141	1,847	6,976
Litigation related costs	596	—	1,260	—
Total Lucent Matter costs	$1,462	$2,141	$3,107	$6,976
As no customer or other parties have initiated recalls, or have made material claims against the Company or its subsidiaries from the date we identified this issue in August 2015 through the date of filing, we are currently unable to conclude that losses related to recalls or claims are probable or to estimate the potential range of losses. The Company is currently unable to determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of February 28, 2017, approximately $31.0 million remained in such indemnity escrow.
As Lucent was effectively acquired by Citadel in December of 2013, the Company also submitted written claim notices pursuant to the Agreement and Plan of Merger, dated December 6, 2013, among The Matrixx Group, Incorporated, LPI Merger Sub, Inc., LPI Holding Company, River Associates Investments, LLC and certain stockholders of LPI Holding Company, pursuant to which Citadel initially acquired Lucent. The Company also submitted written claim notices pursuant to a $3.8 million representations and warranties insurance policy issued in connection with that acquisition.
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission or rescissory damages, damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. In

November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) as the Citadel Complaint.
Fiscal Year 2017 Significant Events
The following represent significant events during fiscal year 2017:

1.
Restructuring Plans. During the first six months of fiscal 2017, the Company announced restructuring actions that will simplify its product families, consolidate its manufacturing footprint, and optimize its back-office support functions. The Company expects to reduce headcount by approximately 120 from its fiscal 2017 plans and realize annual savings of approximately $11.0 million.

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

3.
EC Expansion. On October 18, 2016, the Company announced plans to expand its EC operations in EMEA. The Company will expand its compounding capacity with the addition of a new sheet molding compound production line in Germany. The new line will be operational by the end of 2017. The new production line will allow the Company to produce its entire range of glass and carbon fiber sheet molding compounds in Europe, including its Quantum Engineered Structural Composites® portfolio.

4.
USCAN Distribution Center Expansion. On February 27, 2017, the Company announced it will open a distribution center at its idle Stryker, Ohio plant to serve customers located in Indiana, Illinois, Michigan, Ohio and Wisconsin. This is an extension to the Company's existing warehousing and distribution business in order to address the needs of the local market. The Stryker distribution center will be operational by the end of fiscal 2017.

5.
Chief Commercial Officer. On December 14, 2016, Gary Phillips was appointed as the Company's Chief Commercial Officer. In this capacity, Mr Phillips' newly created organization will work closely with all of the critical stakeholders, in order to build a customer centric, growth oriented sales culture. Mr. Phillips' ability to create impactful relationships with colleagues and customers alike will be critical to the Company's success in reinvigorating its growth plan in fiscal 2017 and beyond. Prior to joining A. Schulman, Mr. Phillips served as the Vice President and General Manager of Comcast Cable in West Palm Beach, Florida from 2014 through 2016 and various roles of increasing responsibility with CenturyLink, and its predecessor company Qwest Communications, from 2001 through 2012, where he ultimately served as the Vice President of business markets/central region.

Results of Operations
Segment Information

	Three months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	285,194	288,350	(3,156)	(1.1)%
Net sales	$276,902	$290,330	$(13,428)	(4.6)%	$(13,236)	(0.1)%
Segment gross profit	$39,130	$38,953	$177	0.5%	$(1,606)	4.6%
Segment gross profit percentage	14.1%	13.4%
Segment operating income	$16,527	$15,612	$915	5.9%	$(565)	9.5%
Price per pound	$0.971	$1.007	$(0.036)	(3.6)%	$(0.046)	1.0%
Three months ended February 28, 2017

EMEA net sales for the three months ended February 28, 2017 were $276.9 million, a decrease of $13.4 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $13.2 million, net sales were approximately the same as the prior year period.

EMEA gross profit was $39.1 million for the three months ended February 28, 2017, relatively consistent with the prior year quarter. Excluding the unfavorable impact of foreign currency translation of $1.6 million, segment gross profit increased by $1.8 million, or 4.6%, primarily due to improved product mix, lower raw material costs early in the quarter, and savings from prior restructuring actions.

EMEA operating income for the three months ended February 28, 2017 was $16.5 million, an increase of $0.9 million compared with the prior year quarter. Excluding the unfavorable impact of foreign currency translation of $0.6 million, segment operating income increased by $1.5 million, or 9.5%. Segment operating income increased primarily due to improved gross profit as noted above and savings from the product family restructuring actions completed earlier in the year.

	Six months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	580,701	603,276	(22,575)	(3.7)%
Net sales	$572,974	$618,426	$(45,452)	(7.3)%	$(22,706)	(3.7)%
Segment gross profit	$83,788	$86,637	$(2,849)	(3.3)%	$(2,756)	(0.1)%
Segment gross profit percentage	14.6%	14.0%
Segment operating income	$36,295	$35,765	$530	1.5%	$(1,249)	5.0%
Price per pound	$0.987	$1.025	$(0.038)	(3.7)%	$(0.039)	0.1%
Six months ended February 28, 2017

EMEA net sales for the six months ended February 28, 2017 were $573.0 million, a decrease of $45.5 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $22.7 million, net sales decreased by 3.7% primarily due to a variety of factors including decreased demand for certain products, customers sourcing products in-house, and competitive pricing pressure partially offset by improved product mix.

EMEA gross profit was $83.8 million for the six months ended February 28, 2017, a decrease of $2.8 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $2.8 million, segment gross profit was comparable with the prior year period.

EMEA operating income for the six months ended February 28, 2017 was $36.3 million, an increase of $0.5 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $1.2 million, segment operating income increased by $1.8 million, or 5.0%. Segment operating income increased primarily due to lower selling, general and administrative ("SG&A") expense of $3.4 million. Excluding the favorable impact of foreign currency of $1.5 million, SG&A expense decreased by $1.9 million primarily due to savings from the product family restructuring actions completed earlier in the year.

	Three months ended
USCAN	February 28, 2017	February 29, 2016	Increase (decrease)
	(In thousands, except for %’s)
Pounds sold	177,987	189,465	(11,478)	(6.1)%
Net sales	$151,918	$170,817	$(18,899)	(11.1)%
Segment gross profit	$20,060	$27,241	$(7,181)	(26.4)%
Segment gross profit percentage	13.2%	15.9%
Segment operating income	$5,447	$10,427	$(4,980)	(47.8)%
Price per pound	$0.854	$0.902	$(0.048)	(5.3)%

Three months ended February 28, 2017
USCAN net sales for the three months ended February 28, 2017 were $151.9 million, a decrease of $18.9 million or 11.1% compared with the prior-year period. The decrease is primarily due to lower volume in the Performance Materials product family of 6.4% and 5.5% in Custom Concentrates and Services, respectively. The decrease in Performance Materials was primarily the result of plant consolidation complexity. The decrease in Custom Concentrates and Services was primarily due to the discontinuation of certain low margin commodity business and delays associated with qualifications on new and upgraded lines.
USCAN gross profit was $20.1 million for the three months ended February 28, 2017, a decrease of $7.2 million from the comparable period last year. The decrease was mainly due to the volume impact as noted above, plant consolidation costs associated with reformulation and processing consistency to meet the Company's standards in Performance Materials, and costs associated with qualification of products on newly invested Custom Concentrates and Services manufacturing lines.
USCAN operating income for the three months ended February 28, 2017 was $5.4 million compared with $10.4 million in the same quarter of fiscal 2016. Segment operating income decreased due to the lower segment gross profit as noted above, partially offset by decreased SG&A expenses of $2.2 million. The SG&A expense decrease was primarily due to lower compensation expense of $1.4 million related to savings from prior restructuring actions and reduced incentive compensation expense and $1.0 million of decreased amortization expense related to the write-down of intangible assets in the fourth quarter of fiscal 2016.

	Six months ended
USCAN	February 28, 2017	February 29, 2016	Increase (decrease)
	(In thousands, except for %’s)
Pounds sold	357,259	387,910	(30,651)	(7.9)%
Net sales	$308,336	$349,099	$(40,763)	(11.7)%
Segment gross profit	$44,576	$57,535	$(12,959)	(22.5)%
Segment gross profit percentage	14.5%	16.5%
Segment operating income	$13,943	$22,590	$(8,647)	(38.3)%
Price per pound	$0.863	$0.900	$(0.037)	(4.1)%

Six months ended February 28, 2017
USCAN net sales for the six months ended February 28, 2017 were $308.3 million, a decrease of $40.8 million or 11.7% compared with the prior-year period. The decrease was due to lower volume in the Performance Materials product family of 8.8% and Custom Concentrates and Services of 6.6%. The decrease in Performance Materials is primarily the result of plant consolidation complexity and a decrease in flame retardant business associated with Lucent when compared to the same period in the prior year. On an annualized basis, the Company estimates lost sales of approximately $20 million - $25 million due to the Lucent matter. The decrease in Custom Concentrates and Services was due to delays associated with qualifications on new and upgraded manufacturing lines and the discontinuation of certain low margin commodity business.
USCAN gross profit was $44.6 million for the six months ended February 28, 2017, a decrease of $13.0 million from the comparable period last year. The decrease was mainly due to the volume impact as noted above and plant consolidation costs associated with reformulation and processing consistency to meet the Company's standards, partially offset by cost savings from previous plant consolidation efforts in Performance Materials. The increased costs associated with qualification of products on newly invested Custom Concentrates and Services manufacturing lines also contributed to the year-over-year decline in gross profit.
USCAN operating income for the six months ended February 28, 2017 was $13.9 million compared with $22.6 million in the same quarter of fiscal 2016. Segment operating income decreased due to the lower segment gross profit as noted above, partially offset by lower SG&A expenses of $4.3 million. The SG&A expense decrease was primarily due to lower compensation expense of $2.4 million related to savings from prior restructuring actions, and decreased amortization expense of $1.9 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016.

	Three months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	32,982	32,708	274	0.8%
Net sales	$39,662	$38,158	$1,504	3.9%	$1,420	0.2%
Segment gross profit	$9,595	$8,466	$1,129	13.3%	$(29)	13.7%
Segment gross profit percentage	24.2%	22.2%
Segment operating income	$5,459	$4,229	$1,230	29.1%	$(184)	33.4%
Price per pound	$1.203	$1.167	$0.036	3.1%	$0.044	(0.7)%
Three months ended February 28, 2017
LATAM net sales for the three months ended February 28, 2017 were $39.7 million compared to $38.2 million in the prior-year period. Excluding the favorable impact from foreign currency of $1.4 million, net sales are comparable to the prior year period.
LATAM gross profit was $9.6 million for the three months ended February 28, 2017, a increase of $1.1 million or 13.3% from the comparable period last year. Segment gross profit increased primarily due to improved product mix and savings generated from plant operational efficiencies.
LATAM operating income for the three months ended February 28, 2017 was $5.5 million. Compared with the same quarter of fiscal 2016, segment operating income increased due to higher segment gross profit as noted above.

	Six months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	67,170	70,066	(2,896)	(4.1)%
Net sales	$81,878	$83,361	$(1,483)	(1.8)%	$1,737	(3.9)%
Segment gross profit	$19,012	$18,171	$841	4.6%	$(102)	5.2%
Segment gross profit percentage	23.2%	21.8%
Segment operating income	$10,894	$9,833	$1,061	10.8%	$(309)	13.9%
Price per pound	$1.219	$1.190	$0.029	2.4%	$0.026	0.3%
Six months ended February 28, 2017
LATAM net sales for the six months ended February 28, 2017 were $81.9 million compared to $83.4 million in the prior-year period, a decrease of 1.8%. Excluding the favorable impact of foreign currency of $1.7 million, net sales decreased 3.9% compared with the prior year period. LATAM net sales decreased primarily driven by decreased volume in the Custom Concentrates and Services product family of 10.5% due to reduced sales of commoditized products, partially offset by volume growth in the Performance Materials product family of 15.3% due to increased sales of value-added products primarily in the automotive market.
LATAM gross profit was $19.0 million for the six months ended February 28, 2017, a increase of $0.8 million or 4.6% from the comparable period last year. Segment gross profit increased primarily due to product mix and savings generated from plant operational efficiencies.
LATAM operating income for the six months ended February 28, 2017 was $10.9 million.Compared with the same quarter of fiscal 2016, segment operating income increased due to higher segment gross profit, as noted above.

	Three months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	45,133	43,840	1,293	2.9%
Net sales	$48,914	$45,063	$3,851	8.5%	$(1,345)	11.5%
Segment gross profit	$8,908	$8,199	$709	8.6%	$(306)	12.4%
Segment gross profit percentage	18.2%	18.2%
Segment operating income	$4,901	$4,670	$231	4.9%	$(197)	9.2%
Price per pound	$1.084	$1.028	$0.056	5.4%	$(0.030)	8.4%
Three months ended February 28, 2017
APAC net sales for the three months ended February 28, 2017 were $48.9 million, an increase of $3.9 million or 8.5% compared with the same prior-year period. Excluding the negative foreign currency translation of $1.3 million, net sales increased by 11.5%, as volumes increased in the Performance Materials product family, primarily in the electronics & electrical and mobility markets, and in the Custom Concentrates and Services product family, primarily in the personal care & hygiene market.
APAC gross profit for the three months ended February 28, 2017 was $8.9 million, an increase of $0.7 million compared with the prior-year period. Segment gross profit benefited from increased sales, as noted above, and improved product mix.
APAC operating income for the three months ended February 28, 2017 was $4.9 million compared with $4.7 million in the prior-year comparable quarter. The increase in segment operating income was primarily due to the aforementioned increase in gross profit.

	Six months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	93,181	86,883	6,298	7.2%
Net sales	$99,651	$90,755	$8,896	9.8%	$(1,793)	11.9%
Segment gross profit	$18,034	$16,073	$1,961	12.2%	$(523)	15.5%
Segment gross profit percentage	18.1%	17.7%
Segment operating income	$9,914	$8,977	$937	10.4%	$(365)	14.5%
Price per pound	$1.069	$1.045	$0.024	2.3%	$(0.020)	4.2%
Six months ended February 28, 2017
APAC net sales for the six months ended February 28, 2017 were $99.7 million, an increase of $8.9 million or 9.8% compared with the same prior-year period. Excluding the negative foreign currency translation of $1.8 million, net sales increased by 11.9%, as volumes increased in the Custom Concentrates and Services and Performance Materials product families, primarily in the personal care & hygiene, electronics & electrical, and mobility markets.
APAC gross profit for the six months ended February 28, 2017 was $18.0 million, an increase of $2.0 million compared with the prior-year period. Segment gross profit benefited from increased sales, as noted above, and improved product mix.
APAC operating income for the six months ended February 28, 2017 was $9.9 million compared with $9.0 million in the prior-year comparable period. The increase in segment operating income was primarily due to the aforementioned increase in gross profit, partially offset by increased variable compensation.

	Three months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	40,556	40,825	(269)	(0.7)%
Net sales	$51,282	$47,393	$3,889	8.2%	$317	7.5%
Segment gross profit	$12,831	$10,987	$1,844	16.8%	$72	16.1%
Segment gross profit percentage	25.0%	23.2%
Segment operating income	$4,111	$1,450	$2,661	—	$(142)	—
Price per pound	$1.264	$1.161	$0.103	8.9%	$0.007	8.3%
Three months ended February 28, 2017
EC net sales for the three months ended February 28, 2017 were $51.3 million, an increase of $3.9 million or 8.2% over the prior-year comparable period. The increase in sales was primarily due to a strong sales mix as the portfolio continues to shift to highly specialized products.  EC’s price per pound increased 8.9% attributed to a stronger sales mix in the sports, leisure & home and oil & gas markets.
EC gross profit for the three months ended February 28, 2017 was $12.8 million, an increase of $1.8 million or 16.8% over the prior year. Segment gross profit increased primarily due to the increased sales as noted above.
EC operating income for the three months ended February 28, 2017 was $4.1 million, an increase of $2.7 million over the prior year. The increase in segment operating income was primarily due to increased gross profit as noted above and decreased SG&A expenses of $0.8 million primarily related to savings from the EC restructuring actions completed in the prior year partially offset by higher incentive compensation.

	Six months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	85,761	84,921	840	1.0%
Net sales	$105,839	$99,339	$6,500	6.5%	$674	5.9%
Segment gross profit	$26,799	$24,195	$2,604	10.8%	$146	10.2%
Segment gross profit percentage	25.3%	24.4%
Segment operating income	$9,222	$5,552	$3,670	66.1%	$(106)	68.0%
Price per pound	$1.234	$1.170	$0.064	5.5%	$0.008	4.8%
Six months ended February 28, 2017
EC net sales for the six months ended February 28, 2017 were $105.8 million, an increase of $6.5 million or 6.5% over the prior-year comparable period. The increase in sales was primarily due to increased volumes of 1.0% driven by strong sales in the sports, leisure & home, oil & gas, and electrical & electronic markets and increased price per pound of 5.5%, primarily linked to oil and gas market sales and strong second quarter sales mix.
EC gross profit for the six months ended February 28, 2017 was $26.8 million, an increase of $2.6 million or 10.8% over the prior year period. Segment gross profit increased primarily due to the increased sales as noted above.
EC operating income for the six months ended February 28, 2017 was $9.2 million, an increase of $3.7 million over the prior year. The increase in segment operating income was primarily due to increased gross profit as noted above and decreased SG&A expenses of $1.1 million related to decreased intangible amortization expense related to the write-down of intangible assets in the fourth quarter of fiscal 2016 and due to savings from the EC restructuring actions completed in the prior year.

	Three months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	581,852	595,188	(13,336)	(2.2)%
Net sales	$568,678	$591,761	$(23,083)	(3.9)%	$(12,640)	(1.8)%
Operating income	$21,341	$16,006	$5,335	33.3%	$(1,036)	39.8%
Operating income before certain items*	$27,380	$28,704	$(1,324)	(4.6)%	$(1,072)	(0.9)%
Price per pound	$0.977	$0.994	$(0.017)	(1.7)%	$(0.022)	0.5%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Three months ended
	February 28, 2017	February 29, 2016
	(In thousands)
Operating income (loss)	$21,341	$16,006
Costs related to acquisitions and integrations	—	4,261
Restructuring and related costs (1)	4,970	5,769
Accelerated depreciation	467	2,057
Lucent costs	596	611
CEO transition costs	6	—
Total operating income before certain items	$27,380	$28,704
(1) Restructuring related costs for the three months ended February 28, 2017 and February 29, 2016 of $3.1 million and $3.6 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Three months ended February 28, 2017
Consolidated net sales for the three months ended February 28, 2017 were $568.7 million compared with $591.8 million for the prior period. The sales decrease of $23.1 million was primarily due to lower volume in USCAN and unfavorable foreign currency translation of $12.6 million. These decreases are partially offset by increased sales in APAC and EC.
Operating income increased by $5.3 million for the three months ended February 28, 2017 compared with the same prior-year period, primarily due to improved product mix in nearly all segments, as discussed above, and decreased SG&A expenses of $5.6 million. Total operating income before certain items for the three months ended February 28, 2017 was $27.4 million, a decrease of $1.3 million compared with the same prior-year period. The decrease in total operating income before certain items was primarily due to decreased gross profit as noted in USCAN above and the negative impact of foreign currency translation of $1.1 million. This decrease is partially offset by improved product mix and decreased SG&A expense, excluding certain items, of $2.0 million as noted below.
The Company’s SG&A expenses for the three months ended February 28, 2017 were $66.0 million compared to $71.6 million in the prior year period. The Company’s SG&A expenses, excluding certain items, decreased by $2.0 million for the three months ended February 28, 2017 compared with the same prior year period. The decrease was primarily attributable to decreased compensation related expense of $2.8 million related to prior restructuring activities and decreased intangible amortization expense of $1.4 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016, partially offset by increased variable incentive compensation of $1.5 million. Certain items excluded from SG&A expenses consist of $2.8 of expense primarily related to acquisition and integration activities, restructuring and related costs and Lucent costs for the three months ended February

28, 2017 and $6.5 million of expense related to acquisition and integration activities, restructuring and related costs and Lucent costs for the prior period.

	Six months ended
	February 28, 2017	February 29, 2016			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,184,072	1,233,056	(48,984)	(4.0)%
Net sales	$1,168,678	$1,240,980	$(72,302)	(5.8)%	$(21,903)	(4.1)%
Operating income	$40,437	$42,152	$(1,715)	(4.1)%	$(1,981)	0.6%
Operating income before certain items*	$62,387	$66,545	$(4,158)	(6.2)%	$(2,027)	(3.2)%
Price per pound	$0.987	$1.006	$(0.019)	(1.9)%	$(0.018)	(0.1)%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Six months ended
	February 28, 2017	February 29, 2016
	(In thousands)
Operating income (loss)	$40,437	$42,152
Costs related to acquisitions and integrations	605	6,127
Restructuring and related costs (1)	18,243	10,439
Accelerated depreciation	823	3,510
Lucent costs	1,405	4,317
Asset impairment	678	—
CEO transition costs	196	—
Total operating income before certain items	$62,387	$66,545
(1) Restructuring related costs for the six months ended February 28, 2017 and February 29, 2016 of $6.8 million and $6.7 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Six months ended February 28, 2017
Consolidated net sales for the six months ended February 28, 2017 were $1,168.7 million compared with $1,241.0 million for the prior period. The 5.8% decrease in net sales was primarily due to lower volume in USCAN and EMEA, and unfavorable foreign currency translation of $21.9 million. These decreases are partially offset by increased sales in APAC and EC.
Operating income decreased by $1.7 million for the six months ended February 28, 2017 compared with the same prior-year period, primarily due to the decreased results within the USCAN segment as discussed above and higher restructuring expenses, partially offset by decreased SG&A expenses. Total operating income before certain items for the six months ended February 28, 2017 was $62.4 million, a decrease of $4.2 million compared with the same prior-year period. The decrease in total operating income before certain items was primarily due to decreased gross profit as noted in the USCAN segment above and the negative impact of foreign currency translation of $2.0 million, partially offset by improved product mix and decreased SG&A expense, excluding certain items, of $6.2 million as noted below.
The Company’s SG&A expenses for the six months ended February 28, 2017 were $138.3 million compared to $148.8 million in the prior year period. The Company’s SG&A expenses, excluding certain items, decreased by $6.2 million for the six months ended February 28, 2017 compared with the same prior year period. The decrease was primarily attributable to decreased compensation related expense of $4.8 million related to prior restructuring activities, decreased intangible amortization expense of $2.6 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016, decreased legal and professional fees of $2.2 million, and the favorable impact of foreign currency translation of $1.2 million, partially offset by increased variable incentive compensation of $4.0 million. Certain items excluded from SG&A expenses consist of $8.5 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs, asset impairment and Lucent costs for the six months ended February 28, 2017 and $12.8 million of expense related to acquisition and integration activities, restructuring and related costs and Lucent costs for the prior period.
Additional consolidated results
Interest expense decreased $0.7 million and $1.1 million for the three and six months ended February 28, 2017, respectively, compared with the same period in the prior year as the Company continues to reduce its debt related to the fiscal 2015 Citadel acquisition.
The Company experienced foreign currency transaction losses of $1.1 million and $1.6 million for the three and six months ended February 28, 2017, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2017 and August 31, 2016.
Net income (loss) available to the Company’s common stockholders was $3.2 million and $4.2 million for the three and six months ended February 28, 2017, respectively, compared to a loss of $0.3 million and income of $4.9 million for the three and six months ended February 29, 2016.
Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended
	February 28, 2017		February 29, 2016
	(In thousands, except for %'s)
Engineered Composites	$51,282	9%	$47,393	8%
Custom Concentrates and Services	259,586	46	268,459	45
Performance Materials	257,810	45	275,909	47
Total consolidated net sales	$568,678	100%	$591,761	100%

	Six months ended
	February 28, 2017		February 29, 2016
	(In thousands, except for %'s)
Engineered Composites	$105,839	9%	$99,339	8%
Custom Concentrates and Services	535,505	46	564,296	45
Performance Materials	527,334	45	577,345	47
Total consolidated net sales	$1,168,678	100%	$1,240,980	100%

Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2016	$3,542	$402	3,944
Fiscal 2017 charges	10,718	704	11,422
Fiscal 2017 payments	(7,980)	(857)	(8,837)
Translation	(134)	(8)	(142)
Accrual balance as of February 28, 2017	$6,146	$241	$6,387
For discussion of the Company's fiscal 2017 restructuring plans, refer to Note 12 in this Form 10-Q.
Income Tax
The effective tax rate was 17.6% and 34.4% for the three and six months ended February 28, 2017, respectively, and (36.0)% and 28.8% for the three and six months ended February 29, 2016, respectively. The increase in the effective tax rate for the six months ended February 28, 2017 as compared with the same period last year was driven primarily by an increase in uncertain tax positions as well as a benefit recorded in the prior period from the extension of certain expired tax provisions.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to our overall foreign rate being less than the U.S. statutory federal income tax rate partially offset by an increase in the amount of uncertain tax positions recorded.
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
As of June 1, 2016, the Company completed its annual goodwill impairment test for fiscal 2016. Refer to the Annual Report on Form 10-K for the fiscal year ended August 31, 2016 for additional information on the Company's annual goodwill impairment test. During the first quarter of fiscal 2017, the Company realigned its product families, which resulted in a change in the Company's reporting units. Goodwill now exists in the Custom Concentrates and Services and Performance Materials reporting units in EMEA, USCAN, and APAC, the Custom Concentrates and Services reporting unit in LATAM and within the Engineered Composites reporting unit.
If circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results. Given recent financial performance, the Company is closely monitoring the USCAN reporting units to determine if the short-term results are indicative of long-term trends. No such indicators of impairment exist as of February 28, 2017.

Liquidity and Capital Resources
Net cash provided from operations was $40.1 million and $30.6 million for the six months ended February 28, 2017 and February 29, 2016, respectively. The increase is primarily due to year-over-year improvement in working capital. The Company’s cash, cash equivalents and restricted cash increased $6.1 million from August 31, 2016. This increase was driven primarily by cash generated from operations of $40.1 million and net borrowings of $6.7 million, partially offset by capital expenditures of $24.5 million, and dividend payments of $15.8 million.

The Company’s approximate working capital days are summarized as follows:

	February 28, 2017	August 31, 2016	February 29, 2016
Days in receivables	60	56	59
Days in inventory	54	48	55
Days in payables	66	56	56
Total working capital days	48	48	58
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 28, 2017	August 31, 2016	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$49,484	$43,403	$6,081	14.0%
Working capital, excluding cash and assets held for sale	$255,759	$250,901	$4,858	1.9%
Long-term debt (1)	$921,312	$919,349	$1,963	0.2%
Total debt (1)	$950,169	$944,796	$5,373	0.6%
Net debt (1) (2)	$900,685	$901,393	$(708)	(0.1)%
Total A. Schulman, Inc. stockholders’ equity	$143,669	$159,269	$(15,600)	(9.8)%
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
As of February 28, 2017 and August 31, 2016, the Company held 94% and 97% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's established global cash pooling system. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt. The Company prepaid $56.0 million on its term debt, in addition to normal required payments of $6.8 million, during the six months ended February 28, 2017. The pre-payments were facilitated by the Company borrowing on its revolving credit facility in Europe and transferring approximately $40.0 million in a tax efficient manner to the U.S. in the first quarter of fiscal 2017.
Working capital, excluding cash and assets held for sale, was $255.8 million as of February 28, 2017, a decrease of $4.9 million from August 31, 2016. Increases in accounts receivable and inventory were offset by an increase in accounts payable.
Capital expenditures for the six months ended February 28, 2017 were $24.5 million compared with $20.4 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.

Below summarizes the Company’s available funds:

	February 28, 2017	August 31, 2016
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	29,606	37,953
Total capacity from credit lines	$329,606	$337,953
Availability:
Revolving Facility	$216,551	$279,120
Foreign short-term lines of credit	14,179	27,959
Total available funds from credit lines	$230,730	$307,079
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $94.4 million and $26.6 million as of February 28, 2017 and August 31, 2016, respectively, and issued letters of credit of $4.5 million and $4.3 million as of February 28, 2017 and August 31, 2016, respectively.
During the three and six months ended February 28, 2017, the Company declared and paid quarterly cash dividends of $15.00 and $30.00, respectively, per share to special stockholders. The total amount of these dividends was $1.9 million and $3.8 million, respectively. During the three and six months ended February 28, 2017, the Company declared and paid quarterly cash dividends of $0.205 and $0.410, respectively, per share to common stockholders. The total amount of these dividends was $6.0 million and $12.1 million, respectively.
For a discussion of the Company's share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016. As of February 28, 2017, shares valued at $51.7 million remain authorized for repurchase. This program expired on April 2, 2017 and was not renewed.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income decreased by $9.9 million during the six months ended February 28, 2017 primarily due to the strengthening of the U.S. dollar against various foreign currencies.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, and reduce outstanding debt.
Contractual Obligations
As of February 28, 2017, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The Company’s outstanding commercial commitments as of February 28, 2017 are not material to the Company’s financial position, liquidity or results of operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2017.

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

As previously disclosed under “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended August 31, 2016, the Company concluded that our disclosure controls and procedures were not effective as of August 31, 2016 based on the material weaknesses identified related to information technology program applications at certain of our acquired Citadel locations. During the first quarter ended November 30, 2016, management concluded that remediation was complete for the material weaknesses identified related to information technology applications at certain of our acquired Citadel locations.

Additionally, we did not maintain a sufficient number of professionals with an appropriate level of knowledge, training and experience to properly analyze and record accounting matters at the Company’s European Shared Service Center (“SSC”), which contributed to additional material weaknesses related to the segregation of duties over certain accounting functions, including the review and approval of manual journal entries, ineffective controls over cash disbursements related to accounts payable and ineffective controls over revenue.

As a result of the existing material weaknesses related to our European SSC, our CEO and CFO have concluded that, as of the quarter ended February 28, 2017, our disclosure controls and procedures were not effective. In light of the material weaknesses in internal control over financial reporting, prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including validating the completeness and accuracy of the underlying data. The substantive procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the three months ended February 28, 2017, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2016, except as disclosed below:
Lucent Matter
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.  In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) as the Citadel Complaint.

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
The Company did not repurchase any shares of common stock during the second quarter of fiscal 2017, as the Board indefinitely suspended the 10b5-1 plan during the fourth quarter of fiscal 2015. Shares valued at $51.7 million remain authorized for repurchase as of February 28, 2017. This program expired on April 2, 2017 and was not renewed. For further discussion of the Company's Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
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

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2017).

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

10.1*	Form of 2017 Notice of Equity Grant and Award Agreement for Non-Employee Directors (filed herewith).

10.2*	Form of 2017 Notice of Grant of Restricted Stock Units and Incentive Stock Options (U.S. Employees) (filed herewith).

10.3*	Form of 2017 Notice of Grant of Restricted Stock Units, Incentive Stock Options, and Nonqualified Stock Options (U.S. Employees) (filed herewith).

10.4*	Form of 2017 Notice of Grant of Restricted Stock Units and Nonqualified Stock Options (Non-U.S. Employees) (filed herewith).

10.5*	Form of 2017 Restricted Stock Unit Award Agreement (U.S. Employees) (filed herewith).

10.6	Form of 2017 Restricted Stock Unit Award Agreement (Non-U.S. Employees) (filed herewith).

10.7	Form of 2017 Incentive Stock Option Award Agreement (U.S. Employees) (filed herewith).

10.8	Form of 2017 Nonqualified Stock Option Award Agreement (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	April 4, 2017