Form 10-Q
period 2017-05-31
SCHULMAN A INC
filed 2017-06-28
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
Number of shares of common stock, $1.00 par value, outstanding as of June 23, 2017– 29,464,720

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosure about Market Risk	43
Item 4	Controls and Procedures	43
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	45
Item 1A	Risk Factors	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6	Exhibits	46
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net sales	$645,795	$650,439	$1,814,473	$1,891,419
Cost of sales	547,368	540,965	1,525,845	1,587,192
Selling, general and administrative expenses	65,266	73,641	203,608	222,482
Restructuring expense	939	4,245	12,361	8,005
Operating income (loss)	32,222	31,588	72,659	73,740
Interest expense	13,179	13,557	39,450	40,965
Foreign currency transaction (gains) losses	(68)	392	1,575	2,071
Other (income) expense, net	(682)	(311)	(1,138)	(529)
Income (loss) before taxes	19,793	17,950	32,772	31,233
Provision (benefit) for U.S. and foreign income taxes	3,695	312	8,157	4,076
Net income (loss)	16,098	17,638	24,615	27,157
Noncontrolling interests	(320)	(241)	(868)	(1,075)
Net income (loss) attributable to A. Schulman, Inc.	15,778	17,397	23,747	26,082
Convertible special stock dividends	1,875	1,875	5,625	5,625
Net income (loss) available to A. Schulman, Inc. common stockholders	$13,903	$15,522	$18,122	$20,457

Weighted-average number of shares outstanding:
Basic	29,421	29,339	29,392	29,284
Diluted	29,530	29,474	29,496	29,459

Net income (loss) per common share available to A. Schulman, Inc. common stockholders
Basic	$0.47	$0.53	$0.62	$0.70
Diluted	$0.47	$0.53	$0.61	$0.69

Cash dividends per common share	$0.205	$0.205	$0.615	$0.615
Cash dividends per share of convertible special stock	$15.00	$15.00	$45.00	$45.00

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$16,098	$17,638	$24,615	$27,157
Other comprehensive income (loss):
Foreign currency translation gains (losses)	14,482	8,155	3,316	(11,864)
Defined benefit retirement plans, net of tax	609	421	1,813	1,586
Other comprehensive income (loss)	15,091	8,576	5,129	(10,278)
Comprehensive income (loss)	31,189	26,214	29,744	16,879
Less: comprehensive income (loss) attributable to noncontrolling interests	273	370	777	481
Comprehensive income (loss) attributable to A. Schulman, Inc.	$30,916	$25,844	$28,967	$16,398

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2017	August 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,130	$35,260
Restricted cash	1,068	8,143
Accounts receivable, less allowance for doubtful accounts of $10,415 at May 31, 2017 and $11,341 at August 31, 2016	411,004	376,786
Inventories	297,104	263,617
Prepaid expenses and other current assets	38,783	40,263
Assets held for sale	6,586	—
Total current assets	804,675	724,069
Property, plant and equipment, at cost:
Land and improvements	31,218	32,957
Buildings and leasehold improvements	177,468	184,291
Machinery and equipment	450,250	447,932
Furniture and fixtures	34,361	34,457
Construction in progress	28,674	20,431
Gross property, plant and equipment	721,971	720,068
Accumulated depreciation	425,486	405,246
Net property, plant and equipment	296,485	314,822
Deferred charges and other noncurrent assets	87,141	88,161
Goodwill	260,768	257,773
Intangible assets, net	338,304	362,614
Total assets	$1,787,373	$1,747,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$339,566	$280,060
U.S. and foreign income taxes payable	3,783	8,985
Accrued payroll, taxes and related benefits	44,458	47,569
Other accrued liabilities	69,661	67,704
Short-term debt	21,453	25,447
Total current liabilities	478,921	429,765
Long-term debt	910,132	919,349
Pension plans	147,017	145,108
Deferred income taxes	49,873	59,013
Other long-term liabilities	24,270	25,844
Total liabilities	1,610,213	1,579,079
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,529 shares at May 31, 2017 and 48,510 shares at August 31, 2016	48,529	48,510
Additional paid-in capital	277,867	275,115
Accumulated other comprehensive income (loss)	(115,501)	(120,721)
Retained earnings	219,032	219,039
Treasury stock, at cost, 19,064 shares at May 31, 2017 and 19,069 shares at August 31, 2016	(382,871)	(382,963)
Total A. Schulman, Inc.’s stockholders’ equity	167,345	159,269
Noncontrolling interests	9,815	9,091
Total equity	177,160	168,360
Total liabilities and equity	$1,787,373	$1,747,439

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31,
	2017	2016
	(In thousands)
Operating activities:
Net income	$24,615	$27,157
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	32,455	37,347
Amortization	26,381	30,163
Deferred tax provision (benefit)	(9,539)	(2,395)
Pension, postretirement benefits and other compensation	5,302	3,161
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32,841)	2,574
Inventories	(32,694)	19,900
Accounts payable	64,795	(8,145)
Income taxes	(5,122)	(9,955)
Accrued payroll and other accrued liabilities	(1,131)	2,583
Other assets and long-term liabilities	1,345	(6,718)
Net cash provided from (used in) operating activities	73,566	95,672
Investing activities
Expenditures for property, plant and equipment	(30,719)	(34,618)
Proceeds from the sale of assets	2,750	1,184
Other investing activities	125	—
Net cash provided from (used in) investing activities	(27,844)	(33,434)
Financing activities:
Cash dividends paid to special stockholders	(5,625)	(5,625)
Cash dividends paid to common stockholders	(18,129)	(18,012)
Increase (decrease) in short-term debt	(2,283)	2,780
Borrowings on revolving credit facility	283,943	124,671
Repayments of revolving credit facility	(228,973)	(112,470)
Repayments of other long-term debt and capital leases	(66,735)	(97,978)
Noncontrolling interests' distributions	(53)	—
Issuances of stock, common and treasury	143	213
Redemptions of common stock	(711)	(1,077)
Net cash provided from (used in) financing activities	(38,423)	(107,498)
Effect of exchange rate changes on cash	496	(2,186)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,795	(47,446)
Cash, cash equivalents, and restricted cash at beginning of period	43,403	96,872
Cash, cash equivalents, and restricted cash at end of period	$51,198	$49,426

Cash and cash equivalents	$50,130	$47,019
Restricted cash	1,068	2,407
Total cash, cash equivalents, and restricted cash	$51,198	$49,426

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
The results of operations for the three and nine months ended May 31, 2017 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2017.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
Restricted Cash
Restricted cash of $1.1 million as of May 31, 2017 represents cash and cash equivalents held in an escrow account for the future cash settlement of a commitment to a local government. The cash will be paid over the next 12 months. Restricted cash of $8.1 million as of August 31, 2016 included proceeds from tax return refunds for certain Citadel acquisition entities for periods prior to the Company's ownership. These tax refunds were repaid to the seller during the second quarter of fiscal 2017.
Assets Held for Sale
During fiscal 2017, the Company began actively marketing for sale certain properties and machinery and equipment at recently closed plants in the U.S. and Europe. As of May 31, 2017, the Company has $6.6 million of assets held for sale classified on the consolidated balance sheet that represents the net book value of these properties along with certain machinery and equipment. In the third quarter of fiscal 2017, the Company sold one facility in Evansville, Indiana for $2.2 million and recognized a gain of $0.2 million. We expect the sale of those assets to be completed within the next twelve months and have, accordingly, presented the held for sale assets as current. Proceeds from the sale of the assets will be used for general Corporate purposes. Based on the present real estate market and discussions with the Company's real estate adviser, no impairment of the recorded amounts has occurred as of May 31, 2017.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2017 presentation.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2016	$54,031	$116,369	$11,928	$936	$74,509	$257,773
Translation	1,695	—	1,150	(27)	177	2,995
Balance as of May 31, 2017	$55,726	$116,369	$13,078	$909	$74,686	$260,768

During the third quarter of fiscal 2017, the operating results of the USCAN Performance Materials reporting unit ("USCAN PM") significantly declined below originally forecasted results primarily due to ongoing plant consolidation complexities and related higher plant operational costs. The manufacturing operational challenges included higher levels of manufacturing scrap, as well as related higher overtime and temporary labor costs. The decline in actual operating results led the Company to reorganize its USCAN PM manufacturing leadership during the third quarter of fiscal 2017. The Company concluded that the financial performance and manufacturing leadership changes were a triggering event for review of goodwill for potential impairment. Accordingly, the Company performed an interim goodwill impairment review for USCAN PM as of May 1, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Upon completion of the interim impairment review, the Company noted no impairment. The Company is not aware of any triggering events that would require a goodwill impairment test for other reporting units as of May 31, 2017.
The following table summarizes intangible assets with finite useful lives by major category:

	May 31, 2017			August 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$359,398	$(86,861)	$272,537	$359,713	$(67,207)	$292,506
Developed technology	72,749	(17,354)	55,395	72,657	(13,864)	58,793
Registered trademarks and tradenames	17,995	(7,623)	10,372	18,097	(6,782)	11,315
Total finite-lived intangible assets	$450,142	$(111,838)	$338,304	$450,467	$(87,853)	$362,614
Amortization expense of intangible assets was $8.0 million and $24.0 million for the three and nine months ended May 31, 2017, respectively, and $9.3 million and $27.9 million for the three and nine months ended May 31, 2016, respectively.

(3)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	May 31, 2017	August 31, 2016
	(In thousands)
Notes payable and other, due within one year	$7,953	$10,333
Current portion of long-term debt	13,500	15,114
Short-term debt	$21,453	$25,447

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$71,942	$17,279
Term Loan A, LIBOR plus applicable spread, due June 2020	170,000	177,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	298,963	341,407
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	—	14,678
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,340	3,727
Unamortized debt issuance costs	(9,113)	(10,242)
Long-term debt	$910,132	$919,349
On May 26, 2015, the Company issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “Notes”) in a private transaction initially exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes (the “Registration Rights Agreement”) that, among other things, obligated the Company to complete an offer to exchange the Notes for a new issue of substantially identical exchange notes (the “Exchange Offer”) registered under the Securities Act. The interest rate on the Notes temporarily increased in accordance with the terms of the Registration Rights Agreement during the period between November 17, 2016 to, but not including, the date of the completion of the Exchange Offer on March 21, 2017. The Company did not receive any proceeds from the Exchange Offer.
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
The Company is in compliance with its debt covenants as of May 31, 2017.
The Company prepaid $56.0 million on its term debt, in addition to normal required payments of $10.1 million, during the nine months ended May 31, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	May 31, 2017				August 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$1,052	$—	$1,052	$—	$487	$—	$487	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$277	$—	$277	$—	$951	$—	$951	$—
Cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying value of the Company's variable-rate debt approximates fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $399.0 million as of May 31, 2017. The fair value of the Company's long-term fixed-rate debt, estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, was $378.8 million as of August 31, 2016. The carrying value of this debt was $375.0 million as of May 31, 2017 and August 31, 2016, respectively.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The total contract value of foreign exchange forward contracts outstanding was $75.7 million and $115.9 million as of May 31, 2017 and August 31, 2016, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2017 and August 31, 2016.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INCOME TAXES
The effective tax rate was 18.7% and 24.9% for the three and nine months ended May 31, 2017, respectively, and 1.7% and 13.1% for the three and nine months ended May 31, 2016, respectively. The increase in the effective tax rate for the three months ended May 31, 2017 as compared with the same period last year is primarily related to adjustments for prior year taxes for the three months ended May 31, 2016 and earnings taxed at other than U.S. rates. The increase in the effective tax rate for the nine months ended May 31, 2017 as compared with the same period last year is primarily related to an increase in uncertain tax positions, earnings taxed at other than U.S. rates and a benefit recorded in the prior period for the extension of certain expired tax provisions.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to our overall foreign rate being less than the U.S. statutory federal income tax rate partially offset by an increase in the amount of uncertain tax positions recorded.
As of May 31, 2017, the Company's gross unrecognized tax benefits totaled $3.6 million. If recognized, $2.7 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The uncertain tax positions decreased by $1.0 million during the three months ended May 31, 2017 related to a settlement reached with a taxing authority and subsequent payment of tax. The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2017, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2013 onward, Belgium - from 2014 onward, other foreign jurisdictions - from 2011 onward.

(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension and other postretirement benefit plans are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
Defined benefit pension plans:
Service cost	$1,370	$1,306	$4,109	$3,875
Interest cost	581	1,056	1,738	3,160
Expected return on plan assets	(374)	(484)	(1,117)	(1,473)
Amortization of actuarial loss (gain)	981	726	2,939	2,162
Net periodic pension benefit cost	$2,558	$2,604	$7,669	$7,724

Other postretirement benefit plan:
Service cost	$1	$1	$3	$3
Interest cost	63	97	189	291
Prior service cost (credit)	(135)	(149)	(406)	(447)
Net periodic postretirement benefit cost (credit)	$(71)	$(51)	$(214)	$(153)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2016	$120,289	$48,510	$275,115	$(120,721)	$219,039	$(382,963)	$9,091	$168,360
Comprehensive income (loss)				5,220	23,747		777	29,744
Cash dividends paid on convertible special stock, $45.00 per share					(5,625)			(5,625)
Cash dividends paid on common stock, $0.615 per share					(18,129)			(18,129)
Cash distributions to noncontrolling interests							(53)	(53)
Issuance of treasury stock			51			92		143
Restricted stock issued, net of forfeitures		41	(41)					—
Redemption of common stock to cover tax withholdings		(22)	(689)					(711)
Share-based compensation plans			3,431					3,431
Balance as of May 31, 2017	$120,289	$48,529	$277,867	$(115,501)	$219,032	$(382,871)	$9,815	$177,160
For a detailed discussion of the Company's convertible special stock, refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. There have been no fundamental changes in the Company's convertible special stock as of May 31, 2017 or August 31, 2016.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 28, 2017	$(80,840)	$(49,800)		$(130,640)
Other comprehensive income (loss) before reclassifications	14,482	—		14,482
Amounts reclassified to earnings	—	609	(2)	609
Net current period other comprehensive income (loss)	14,482	609		15,091
Less: comprehensive income (loss) attributable to noncontrolling interests	(48)	—		(48)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	14,530	609		15,139
Balance as of May 31, 2017	$(66,310)	$(49,191)		$(115,501)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2016	$(69,717)	$(51,004)		$(120,721)
Other comprehensive income (loss) before reclassifications	3,316	—		3,316
Amounts reclassified to earnings	—	1,813	(2)	1,813
Net current period other comprehensive income (loss)	3,316	1,813		5,129
Less: comprehensive income (loss) attributable to noncontrolling interests	(91)	—		(91)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	3,407	1,813		5,220
Balance as of May 31, 2017	$(66,310)	$(49,191)		$(115,501)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 29, 2016	$(68,858)	$(32,733)		$(101,591)
Other comprehensive income (loss) before reclassifications	8,155	—		8,155
Amounts reclassified to earnings	—	421	(2)	421
Net current period other comprehensive income (loss)	8,155	421		8,576
Less: comprehensive income (loss) attributable to noncontrolling interests	129	—		129
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	8,026	421		8,447
Balance as of May 31, 2016	$(60,832)	$(32,312)		$(93,144)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2015	$(49,562)	$(33,898)		$(83,460)
Other comprehensive income (loss) before reclassifications	(11,864)	—		(11,864)
Amounts reclassified to earnings	—	1,586	(2)	1,586
Net current period other comprehensive income (loss)	(11,864)	1,586		(10,278)
Less: comprehensive income (loss) attributable to noncontrolling interests	(594)	—		(594)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(11,270)	1,586		(9,684)
Balance as of May 31, 2016	$(60,832)	$(32,312)		$(93,144)

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

During the first and second quarters of fiscal 2017, the Company granted 234,620 and 227,220 shares of time-based and performance-based awards, respectively, with a weighted-average grant date fair value of $29.47 and $32.55 per share, respectively. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

In the first quarter of fiscal 2017, the Company granted 25,000 shares of unrestricted common stock to Joseph M. Gingo related to the terms and conditions of his new employment agreement as the Chief Executive Officer and President of the Company. The Company also granted non-employee directors a total of 16,317 shares of unrestricted common stock in the second quarter of fiscal 2017.

Additionally, in the second quarter of fiscal 2017, the Company granted 173,200 stock options with a weighted average exercise price of $32.55 and a weighted average fair value of $10.41. The fair value of the stock options was estimated using a Black Scholes model with the following assumptions:

Expected term:    6.5 years
Risk-free rate:    2.22%
Volatility:    39.1%
Dividend yield:    2.52%
There were no grants of share-based incentive compensation during the third quarter of fiscal 2017.
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
Time-based and performance-based restricted stock awards (1)	$775	$(151)	$2,122	$1,116
Stock options	130	—	198	—
Unrestricted awards	—	—	1,253	564
Total share-based incentive compensation	$905	$(151)	$3,573	$1,680

(1) The benefit related to the performance-based restricted stock awards for the three months ended May 31, 2016 reflects reduced attainment percentages.
Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of May 31, 2017 was $6.9 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.
As of May 31, 2017, there were 259,011 shares of common stock available for grant pursuant to the Company's 2010 Rewards Plan and 703,521 shares of common stock available for grant pursuant to the Company's 2014 Equity Incentive Plan. For further discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from net income attributable to A. Schulman, Inc. The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three and nine months ended May 31, 2017, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
Weighted-average shares outstanding:
Basic	29,421	29,339	29,392	29,284
Incremental shares from equity awards	109	135	104	175
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,530	29,474	29,496	29,459
Diluted weighted average shares outstanding for the three and nine months ended May 31, 2017 excludes 173,200 and 89,455 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive. Diluted weighted-average shares outstanding for the three and nine months ended May 31, 2016 excludes 1,132 and 5,264 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive. The increase in diluted weighted average shares outstanding which have been excluded for the three and nine months ended May 31, 2017 is related to the stock options which were granted in the second quarter of fiscal 2017.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
EMEA	$318,026	$322,368	$891,000	$940,794
USCAN	167,881	183,338	476,217	532,437
LATAM	47,408	43,377	129,286	126,738
APAC	53,228	46,880	152,879	137,635
EC	59,252	54,476	165,091	153,815
Total net sales to unaffiliated customers	$645,795	$650,439	$1,814,473	$1,891,419
Below the Company presents gross profit by segment:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
EMEA	$42,509	$49,852	$126,297	$136,489
USCAN	21,844	32,560	66,420	90,095
LATAM	9,928	9,055	28,940	27,226
APAC	9,155	8,080	27,189	24,153
EC	15,331	13,746	42,130	37,941
Total segment gross profit	98,767	113,293	290,976	315,904
Accelerated depreciation and restructuring related costs	(236)	(2,930)	(2,101)	(7,311)
Costs related to acquisitions and integrations	—	(423)	(57)	(2,522)
Lucent costs (1)	(104)	(466)	(190)	(1,844)
Total gross profit	$98,427	$109,474	$288,628	$304,227

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income (loss) and income (loss) before taxes:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
EMEA	$19,712	$23,382	$56,006	$59,147
USCAN	6,474	15,576	20,416	38,166
LATAM	6,189	4,748	17,083	14,581
APAC	5,260	4,540	15,174	13,517
EC	6,759	5,031	15,981	10,583
Total segment operating income	44,394	53,277	124,660	135,994
Corporate	(7,273)	(7,489)	(25,151)	(23,661)
Costs related to acquisitions and integrations	—	(1,443)	(605)	(7,570)
Restructuring and related costs (2)	(2,932)	(9,520)	(21,176)	(19,959)
Accelerated depreciation	(237)	(1,286)	(1,060)	(4,796)
Lucent costs (1)	(1,730)	(1,951)	(3,135)	(6,268)
Asset impairment	—	—	(678)	—
CEO transition costs	—	—	(196)	—
Operating income (loss)	32,222	31,588	72,659	73,740
Interest expense	(13,179)	(13,557)	(39,450)	(40,965)
Foreign currency transaction gains (losses)	68	(392)	(1,575)	(2,071)
Other income (expense), net	682	311	1,138	529
Income (loss) before taxes	$19,793	$17,950	$32,772	$31,233
 (1) Refer to Note 13, Commitments and Contingencies, for additional discussion on this matter. Lucent costs in cost of sales include additional product and manufacturing operational costs for reworking inventory. Lucent costs in selling, general and administrative expenses include legal and investigative costs. In addition, in the three and nine months ended May 31, 2016, Lucent costs in SG&A also include dedicated internal personnel costs that would have otherwise been focused on normal operations.
(2) Restructuring related costs for the three and nine months ended May 31, 2017 of $2.0 million and $8.8 million, respectively, and for the three and nine months ended May 31, 2016 of $5.3 million and $12.0 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. The remaining restructuring expenses are those included in restructuring expense in the Company’s statements of operations as permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2017		2016
	(In thousands, except for %'s)
Engineered Composites	$59,252	9%	$54,476	8%
Custom Concentrates and Services	296,917	46	300,391	47
Performance Materials	289,626	45	295,572	45
Total consolidated net sales	$645,795	100%	$650,439	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended May 31,
	2017		2016
	(In thousands, except for %'s)
Engineered Composites	$165,091	9%	$153,815	8%
Custom Concentrates and Services	832,424	46	864,685	46
Performance Materials	816,958	45	872,919	46
Total consolidated net sales	$1,814,473	100%	$1,891,419	100%

(12) RESTRUCTURING
Fiscal 2017 Restructuring Plans
USCAN Plan
During the second quarter of fiscal 2017, the Company approved plans to close its facility in Fontana, California and shift production to other U.S. facilities. The Company plans to reduce headcount by approximately 10 as a result of this plan upon the closure of the facility in the fourth quarter of fiscal 2017. The Company recorded $0.6 million of pre-tax employee-related costs during the nine months ended May 31, 2017, substantially all of which was recorded during the second quarter. The Company expects to incur minimal pre-tax employee-related costs and other charges during the remainder of fiscal 2017 for this plan and has a balance of $0.4 million accrued for this plan as of May 31, 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
Global Product Family Simplification Plan
During the first quarter of fiscal 2017, the Company announced plans to reduce middle management and consolidate the number of product families from six to three. This action simplified the management structure and processes of the product families and allowed the Company to refocus on the priority of sales growth. The Company eliminated approximately 60 positions during fiscal 2017, primarily in EMEA and USCAN. The Company recorded $6.4 million of pre-tax employee-related costs during the nine months ended May 31, 2017, a majority of which was recorded during the first quarter of fiscal 2017. As of May 31, 2017, the company has a balance of $1.4 million accrued for this plan. The Company does not expect any additional charges related to this plan. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
EMEA Plans
During the second quarter of fiscal 2017, the Company announced plans to close its facility in L'Arbresle, France and shift production to other EMEA facilities. The Company reduced headcount in the third quarter of fiscal 2017 by approximately 20 as a result of this plan. The Company recorded $1.6 million of pre-tax employee-related costs during the nine months ended May 31, 2017, the majority of these charges were recorded during the second quarter. The Company expects to incur minimal charges during the remainder of fiscal 2017 for this plan and has a balance of $1.2 million accrued for this plan as of May 31, 2017. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.
In the first quarter of fiscal 2017, the Company approved plans to further streamline EMEA operations and back-office functions. The Company reduced headcount in EMEA by approximately 30 as a result of this plan. During the nine months ended May 31, 2017, the Company recorded $1.8 million of pre-tax employee-related costs, the majority of which was recorded during the first quarter of fiscal 2017. The Company expects to incur minimal charges during the remainder of fiscal 2017 for this plan and has a balance of $0.5 million accrued for this plan as of May 31, 2017. Cash payments associated with this plan are expected to occur through fiscal 2017 as the plan is completed.
For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2016	$3,542	$402	$3,944
Fiscal 2017 charges	11,317	1,044	12,361
Fiscal 2017 payments	(10,527)	(1,423)	(11,950)
Translation	160	16	176
Accrual balance as of May 31, 2017	$4,492	$39	$4,531
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
EMEA	$832	$1,383	$9,676	$3,353
USCAN	90	1,699	2,370	2,423
LATAM	—	49	59	213
APAC	11	79	103	110
EC	6	401	153	1,272
Corporate	—	634	—	634
Total restructuring expense	$939	$4,245	$12,361	$8,005

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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of May 31, 2017, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.  In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants have filed a similar motion to dismiss as in the Citadel litigation.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted In The Current Period
In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standard update removing step two from the goodwill impairment test. If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit's fair value and carrying value. The amendment is effective for fiscal years beginning after December 15, 2019 and is applied prospectively. Early adoption is permitted. The Company adopted this standard effective March 1, 2017.
In November 2016, the FASB issued an accounting standard update requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company early adopted this standard effective December 1, 2016. The Company has $1.1 million and $8.1 million of restricted cash on its consolidated balance sheet as of May 31, 2017 and August 31, 2016, respectively, whose cash flow statement classification changed to align with the new guidance.
In April 2015, and as subsequently updated, the FASB issued new accounting guidance that requires entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying amounts of that debt liability. Debt issuance costs incurred in connection with line of credit arrangements will continue to be presented as an asset. Previous guidance classified all debt issuance costs as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard effective September 1, 2016 and applied it retrospectively. The amount of debt issuance costs related to term notes retrospectively reclassified from the deferred charges and other noncurrent assets line to the long-term debt line in the consolidated balance sheet was $10.2 million at August 31, 2016.
In August 2014, the FASB issued new accounting guidance regarding how a company considers its ability to continue as a going concern, regardless of the Company's performance or financial position. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The Company adopted this standard effective September 1, 2016 and noted no additional disclosures.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In March 2017, the FASB issued an accounting standard update requiring that an employer report the pension service cost component in the same line items as compensation costs, but report all other components of net periodic pension cost in a line below operating income. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company had pension service cost of $4.1 million and $3.9 million during the nine months ended May 31, 2017 and 2016, respectively. Total net periodic pension cost was $7.7 million during the nine months ended May 31, 2017 and 2016, respectively. The Company plans to adopt this standard on September 1, 2018.
In March 2016, the FASB issued new guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company is currently evaluating the effects this standard will have on its consolidated financial statements, and plans to adopt this standard on September 1, 2017.
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
In May 2014, and as subsequently updated, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company preliminarily expects to use the modified retrospective method. However, the Company is continuing to evaluate the impact of the standard, and the planned adoption method is subject to change. Currently, the Company is in the process of reviewing historical sales contracts to analyze the impact that the adoption of the standard may have, if any, on the consolidated financial statements.
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
Certain Non-Guarantors are limited in their ability to remit funds to Parent by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$435	$—	$49,695	$—	$50,130
Restricted cash	—	—	1,068	—	1,068
Accounts receivable, net	44,067	63,540	303,397	—	411,004
Accounts receivable, intercompany	32,213	17,290	25,912	(75,415)	—
Inventories	41,249	47,042	208,813	—	297,104
Prepaid expenses and other current assets	8,663	2,439	27,681	—	38,783
Assets held for sale	2,879	3,030	677	—	6,586
Total current assets	129,506	133,341	617,243	(75,415)	804,675
Net property, plant and equipment	45,443	69,920	181,122	—	296,485
Deferred charges and other noncurrent assets	90,048	4,053	62,973	(69,933)	87,141
Intercompany loans receivable	2,593	31,214	—	(33,807)	—
Investment in subsidiaries	852,419	245,036	—	(1,097,455)	—
Goodwill	26,862	110,289	123,617	—	260,768
Intangible assets, net	28,300	191,582	118,422	—	338,304
Total assets	$1,175,171	$785,435	$1,103,377	$(1,276,610)	$1,787,373
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,600	$49,226	$247,740	$—	$339,566
Accounts payable, intercompany	17,734	42,420	15,261	(75,415)	—
U.S. and foreign income taxes payable	—	306	3,477	—	3,783
Accrued payroll, taxes and related benefits	7,258	7,054	30,146	—	44,458
Other accrued liabilities	26,033	6,514	37,114	—	69,661
Short-term debt	13,669	29	7,755	—	21,453
Total current liabilities	107,294	105,549	341,493	(75,415)	478,921
Long-term debt	884,580	48	25,504	—	910,132
Intercompany debt	—	—	33,807	(33,807)	—
Pension plans	2,347	1,336	143,334	—	147,017
Deferred income taxes	—	72,148	47,658	(69,933)	49,873
Other long-term liabilities	13,605	1,040	9,625	—	24,270
Total liabilities	1,007,826	180,121	601,421	(179,155)	1,610,213
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,529	—	—	—	48,529
Other equity	(1,473)	605,314	492,141	(1,097,455)	(1,473)
Total A. Schulman, Inc.’s stockholders’ equity	167,345	605,314	492,141	(1,097,455)	167,345
Noncontrolling interests	—	—	9,815	—	9,815
Total equity	167,345	605,314	501,956	(1,097,455)	177,160
Total liabilities and equity	$1,175,171	$785,435	$1,103,377	$(1,276,610)	$1,787,373

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$83,124	$112,617	$460,972	$(10,918)	$645,795
Cost of sales	68,269	102,472	387,545	(10,918)	547,368
Selling, general and administrative expenses	9,325	13,940	42,001	—	65,266
Restructuring expense	91	6	842	—	939
Operating income (loss)	5,439	(3,801)	30,584	—	32,222
Interest expense	12,326	2	1,095	(244)	13,179
Intercompany charges	112	—	1,810	(1,922)	—
Intercompany income	(589)	(1,254)	(79)	1,922	—
Foreign currency transaction (gains) losses	(1,476)	(5)	1,413	—	(68)
Other (income) expense, net	(66)	(395)	(465)	244	(682)
(Gain) loss on intercompany investments	(16,111)	(2,746)	—	18,857	—
Income (loss) before taxes	11,243	597	26,810	(18,857)	19,793
Provision (benefit) for U.S. and foreign income taxes	(4,535)	259	7,971	—	3,695
Net income (loss)	15,778	338	18,839	(18,857)	16,098
Noncontrolling interests	—	—	(320)	—	(320)
Net income (loss) attributable to A. Schulman, Inc.	15,778	338	18,519	(18,857)	15,778
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$13,903	$338	$18,519	$(18,857)	$13,903
Comprehensive income (loss)	$30,916	$264	$34,142	$(34,133)	$31,189
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	273	—	273
Comprehensive income (loss) attributable to A. Schulman, Inc.	$30,916	$264	$33,869	$(34,133)	$30,916

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$83,317	$125,374	$454,276	$(12,528)	$650,439
Cost of sales	66,108	108,181	379,204	(12,528)	540,965
Selling, general and administrative expenses	10,976	15,789	46,876	—	73,641
Restructuring expense	1,969	496	1,780	—	4,245
Operating income (loss)	4,264	908	26,416	—	31,588
Interest expense	12,214	—	1,701	(358)	13,557
Intercompany charges	8	—	2,832	(2,840)	—
Intercompany income	(1,621)	(1,214)	(5)	2,840	—
Foreign currency transaction (gains) losses	1,471	4	(1,083)	—	392
Other (income) expense, net	31	(385)	(315)	358	(311)
(Gain) loss on intercompany investments	(15,794)	245	—	15,549	—
Income (loss) before taxes	7,955	2,258	23,286	(15,549)	17,950
Provision (benefit) for U.S. and foreign income taxes	(9,442)	133	9,621	—	312
Net income (loss)	17,397	2,125	13,665	(15,549)	17,638
Noncontrolling interests	—	—	(241)	—	(241)
Net income (loss) attributable to A. Schulman, Inc.	17,397	2,125	13,424	(15,549)	17,397
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$15,522	$2,125	$13,424	$(15,549)	$15,522
Comprehensive income (loss)	$25,844	$2,128	$22,067	$(23,825)	$26,214
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	370	—	370
Comprehensive income (loss) attributable to A. Schulman, Inc.	$25,844	$2,128	$21,697	$(23,825)	$25,844

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Nine months ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$237,394	$314,222	$1,296,852	$(33,995)	$1,814,473
Cost of sales	196,290	283,540	1,080,010	(33,995)	1,525,845
Selling, general and administrative expenses	31,240	43,376	128,992	—	203,608
Restructuring expense	1,849	563	9,949	—	12,361
Operating income (loss)	8,015	(13,257)	77,901	—	72,659
Interest expense	36,309	28	3,879	(766)	39,450
Intercompany charges	120	—	6,706	(6,826)	—
Intercompany income	(3,046)	(3,687)	(93)	6,826	—
Foreign currency transaction (gains) losses	532	(10)	1,053	—	1,575
Other (income) expense, net	(413)	(957)	(534)	766	(1,138)
(Gain) loss on intercompany investments	(34,046)	(5,937)	—	39,983	—
Income (loss) before taxes	8,559	(2,694)	66,890	(39,983)	32,772
Provision (benefit) for U.S. and foreign income taxes	(15,188)	(5,638)	28,983	—	8,157
Net income (loss)	23,747	2,944	37,907	(39,983)	24,615
Noncontrolling interests	—	—	(868)	—	(868)
Net income (loss) attributable to A. Schulman, Inc.	23,747	2,944	37,039	(39,983)	23,747
Convertible special stock dividends	5,625	—	—	—	5,625
Net income (loss) available to A. Schulman, Inc. common stockholders	$18,122	$2,944	$37,039	$(39,983)	$18,122
Comprehensive income (loss)	$28,967	$2,604	$43,284	$(45,111)	$29,744
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	777	—	777
Comprehensive income (loss) attributable to A. Schulman, Inc.	$28,967	$2,604	$42,507	$(45,111)	$28,967

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Nine months ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$243,718	$357,304	$1,326,593	$(36,196)	$1,891,419
Cost of sales	198,532	311,628	1,113,228	(36,196)	1,587,192
Selling, general and administrative expenses	35,901	49,335	137,246	—	222,482
Restructuring expense	2,542	1,518	3,945	—	8,005
Operating income (loss)	6,743	(5,177)	72,174	—	73,740
Interest expense	36,129	5	6,131	(1,300)	40,965
Intercompany charges	21	64	8,665	(8,750)	—
Intercompany income	(5,234)	(3,509)	(7)	8,750	—
Foreign currency transaction (gains) losses	2,206	(113)	(22)	—	2,071
Other (income) expense, net	(21)	(727)	(1,081)	1,300	(529)
(Gain) loss on intercompany investments	(44,421)	1,413	—	43,008	—
Income (loss) before taxes	18,063	(2,310)	58,488	(43,008)	31,233
Provision (benefit) for U.S. and foreign income taxes	(8,019)	528	11,567	—	4,076
Net income (loss)	26,082	(2,838)	46,921	(43,008)	27,157
Noncontrolling interests	—	—	(1,075)	—	(1,075)
Net income (loss) attributable to A. Schulman, Inc.	26,082	(2,838)	45,846	(43,008)	26,082
Convertible special stock dividends	5,625	—	—	—	5,625
Net income (loss) available to A. Schulman, Inc. common stockholders	$20,457	$(2,838)	$45,846	$(43,008)	$20,457
Comprehensive income (loss)	$16,398	$(3,702)	$36,075	$(31,892)	$16,879
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	481	—	481
Comprehensive income (loss) attributable to A. Schulman, Inc.	$16,398	$(3,702)	$35,594	$(31,892)	$16,398

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine months ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$38,871	$3,544	$76,573	$(45,422)	$73,566
Investing activities
Expenditures for property, plant and equipment	(7,082)	(4,687)	(18,950)	—	(30,719)
Proceeds from the sale of assets	104	2,226	420	—	2,750
Other investing activities	—	125	—	—	125
Intercompany investments	(228)	(1,166)	—	1,394	—
Net cash provided from (used in) investing activities	(7,206)	(3,502)	(18,530)	1,394	(27,844)
Financing activities:
Cash dividends paid to common stockholders	(18,129)	—	—	—	(18,129)
Cash dividends paid to special stockholders	(5,625)	—	—	—	(5,625)
Intercompany dividends paid	—	—	(45,422)	45,422	—
Increase (decrease) in short-term debt	—	—	(2,283)	—	(2,283)
Borrowings on long-term debt	153,200	—	130,743	—	283,943
Repayments on long-term debt including current portion	(164,508)	(42)	(131,158)	—	(295,708)
Noncontrolling interests' distributions	—	—	(53)	—	(53)
Issuances of stock, common and treasury	143	—	—	—	143
Redemptions of common stock	(711)	—	—	—	(711)
Intercompany equity contributions received	—	—	1,394	(1,394)	—
Net cash provided from (used in) financing activities	(35,630)	(42)	(46,779)	44,028	(38,423)
Effect of exchange rate changes on cash	—	—	496	—	496
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,965)	—	11,760	—	7,795
Cash, cash equivalents, and restricted cash at beginning of period	4,400	—	39,003	—	43,403
Cash, cash equivalents, and restricted cash at end of period	$435	$—	$50,763	$—	$51,198

Cash and cash equivalents	$435	$—	$49,695	$—	$50,130
Restricted cash	—	—	1,068	—	1,068
Total cash, cash equivalents, and restricted cash	$435	$—	$50,763	$—	$51,198

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine months ended May 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$14,489	$5,244	$76,695	$(756)	$95,672
Investing activities
Expenditures for property, plant and equipment	(8,930)	(5,399)	(20,289)	—	(34,618)
Proceeds from the sale of assets	263	155	766	—	1,184
Intercompany investments	(140)	—	—	140	—
Net cash provided from (used in) investing activities	(8,807)	(5,244)	(19,523)	140	(33,434)
Financing activities:
Cash dividends paid to common stockholders	(18,012)	—	—	—	(18,012)
Cash dividends paid to special stockholders	(5,625)	—	—	—	(5,625)
Intercompany dividends paid	—	—	(756)	756	—
Increase (decrease) in short-term debt	—	—	2,780	—	2,780
Borrowings on long-term debt	92,200	—	32,471	—	124,671
Repayments on long-term debt including current portion	(89,935)	—	(120,513)	—	(210,448)
Intercompany loan borrowings (repayments)	11,081	—	(11,081)	—	—
Issuances of stock, common and treasury	213	—	—	—	213
Redemptions of common stock	(1,077)	—	—	—	(1,077)
Intercompany equity contributions received	—	—	140	(140)	—
Net cash provided from (used in) financing activities	(11,155)	—	(96,959)	616	(107,498)
Effect of exchange rate changes on cash	—	—	(2,186)	—	(2,186)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,473)	—	(41,973)	—	(47,446)
Cash, cash equivalents, and restricted cash at beginning of period	7,090	—	89,782	—	96,872
Cash, cash equivalents, and restricted cash at end of period	$1,617	$—	$47,809	$—	$49,426

Cash and cash equivalents	—	—	47,019	—	47,019
Restricted cash	1,617	—	790	—	2,407
Total cash, cash equivalents, and restricted cash	1,617	—	47,809	—	49,426

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
As of May 31, 2017, the Company has approximately 4,900 employees and 53 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

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
The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results in the three and nine months ended May 31, 2017 and three and nine months ended May 31, 2016:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
	(In thousands)
Inventory rework, remediation actions, and investigative costs	$104	$717	$249	$5,034
Recurring additional costs to produce product to customer specifications	1,069	1,113	2,771	3,772
Total Lucent remediation costs	1,173	1,830	3,020	8,806
Litigation related costs	1,626	1,234	2,886	1,234
Total Lucent Matter costs	$2,799	$3,064	$5,906	$10,040
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of May 31, 2017, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission or rescissory damages, damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River

Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants have filed a similar motion to dismiss as in the Citadel litigation.
Fiscal Year 2017 Significant Events
The following represent significant events during fiscal year 2017:

1.
Restructuring Plans. During the first half of fiscal 2017, the Company announced restructuring actions that will simplify its product families, consolidate its manufacturing footprint, and optimize its back-office support functions. The Company expects to reduce headcount by approximately 120 from its fiscal 2017 plans and realize annual savings of approximately $11.0 million.

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

3.
EC Expansion. On October 18, 2016, the Company announced plans to expand its EC operations in EMEA. The Company will expand its compounding capacity with the addition of a new sheet molding compound production line in Germany. The new line will be operational by the end of calendar year 2017. The new production line will allow the Company to produce its entire range of glass and carbon fiber sheet molding compounds in Europe, including its Quantum Engineered Structural Composites® portfolio.

4.
USCAN Distribution Center Expansion. On February 27, 2017, the Company announced it will open a distribution center at its idle Stryker, Ohio plant to serve customers located in Indiana, Illinois, Michigan, Ohio and Wisconsin. This is an extension to the Company's existing distribution services business in order to address the needs of the local market. The Stryker distribution center will be operational by the end of fiscal 2017.

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

Results of Operations
Segment Information

	Three months ended May 31,
	2017	2016			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	311,378	317,798	(6,420)	(2.0)%
Net sales	$318,026	$322,368	$(4,342)	(1.3)%	$(15,464)	3.5%
Segment gross profit	$42,509	$49,852	$(7,343)	(14.7)%	$(2,342)	(10.0)%
Segment gross profit percentage	13.4%	15.5%
Segment operating income	$19,712	$23,382	$(3,670)	(15.7)%	$(1,082)	(11.1)%
Price per pound	$1.021	$1.014	$0.007	0.7%	$(0.050)	5.6%
Three months ended May 31, 2017
EMEA net sales for the three months ended May 31, 2017 were $318.0 million, a decrease of $4.3 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $15.5 million, net sales increased 3.5% due to improved sales price per pound in the Performance Materials and Custom Concentrates and Services product families, partially offset by some customers delaying orders in anticipation of lower prices associated with lower petroleum-based commodity prices.

EMEA gross profit was $42.5 million for the three months ended May 31, 2017, a decrease of $7.3 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $2.3 million, segment gross profit decreased 10.0% primarily due to primarily due to higher raw material costs which have not yet been offset by increased sales prices.

EMEA operating income for the three months ended May 31, 2017 was $19.7 million, a decrease of $3.7 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $1.1 million, segment operating income decreased by $2.6 million, or 11.1%. Segment operating income decreased primarily due to lower gross profit as noted above, partially offset by lower compensation expense of $0.5 million due to savings from the product family restructuring actions completed earlier in the year and lower incentive compensation expense of $1.0 million.

	Nine months ended May 31,
	2017	2016			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	892,079	921,074	(28,995)	(3.1)%
Net sales	$891,000	$940,794	$(49,794)	(5.3)%	$(38,170)	(1.2)%
Segment gross profit	$126,297	$136,489	$(10,192)	(7.5)%	$(5,099)	(3.7)%
Segment gross profit percentage	14.2%	14.5%
Segment operating income	$56,006	$59,147	$(3,141)	(5.3)%	$(2,330)	(1.4)%
Price per pound	$0.999	$1.021	$(0.022)	(2.2)%	$(0.043)	2.1%
Nine months ended May 31, 2017
EMEA net sales for the nine months ended May 31, 2017 were $891.0 million, a decrease of $49.8 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $38.2 million, net sales decreased by 1.2% primarily during the first quarter of fiscal 2017, due to a variety of factors including decreased demand for certain products, customers sourcing products in-house, and competitive pricing pressure.

EMEA gross profit was $126.3 million for the nine months ended May 31, 2017, a decrease of $10.2 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $5.1 million, segment gross profit decreased 3.7% primarily due to decreased customer demand during the first quarter of fiscal 2017, and higher raw material prices, partially offset by lower production costs.

EMEA operating income for the nine months ended May 31, 2017 was $56.0 million, a decrease of $3.1 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $2.3 million, segment operating income decreased by $0.8 million, or 1.4%. Segment operating income decreased primarily due to lower gross profit, as noted above, partially offset by lower selling, general and administrative ("SG&A") expense of $7.1 million. Excluding the favorable impact of foreign currency of $2.7 million, SG&A expense decreased by $4.4 million primarily due to savings from the product family restructuring actions completed earlier in the year and lower incentive compensation expense of $1.0 million.

	Three months ended May 31,
USCAN	2017	2016	Increase (decrease)

Pounds sold	188,890	207,047	(18,157)	(8.8)%
Net sales	$167,881	$183,338	$(15,457)	(8.4)%
Segment gross profit	$21,844	$32,560	$(10,716)	(32.9)%
Segment gross profit percentage	13.0%	17.8%
Segment operating income	$6,474	$15,576	$(9,102)	(58.4)%
Price per pound	$0.889	$0.885	$0.004	0.5%
Three months ended May 31, 2017
USCAN net sales for the three months ended May 31, 2017 were $167.9 million, a decrease of $15.5 million or 8.4% compared with the prior-year period. The decrease is primarily due to lower volume in the Performance Materials product family of 8.4% and 9.3% in Custom Concentrates and Services. The decrease in Performance Materials was primarily the result of complexity of the business consolidation in Evansville, Indiana. Increased demand in the oil field services market in Custom Concentrates and Services was more than offset by certain low margin commodity business taken in-house by customers and delays associated with qualifications on new and upgraded lines.
USCAN gross profit was $21.8 million for the three months ended May 31, 2017, a decrease of $10.7 million from the comparable period last year. The decrease was mainly due to the volume impact as noted above, higher raw material costs which have not yet been offset by increased sales prices, higher plant costs associated with reformulation and processing consistency to meet the Company's standards in Performance Materials, and costs associated with qualification of products on newly invested Custom Concentrates and Services manufacturing lines.
USCAN operating income for the three months ended May 31, 2017 was $6.5 million compared with $15.6 million in the same quarter of fiscal 2016. Segment operating income decreased due to the lower segment gross profit, as noted above, partially offset by decreased SG&A expenses of $1.6 million. The SG&A expense decrease was primarily due to lower compensation expense of $0.3 million related to savings from prior restructuring actions and $0.9 million of decreased amortization expense related to the write-down of intangible assets in the fourth quarter of fiscal 2016.

	Nine months ended May 31,
USCAN	2017	2016	Increase (decrease)

Pounds sold	546,149	594,957	(48,808)	(8.2)%
Net sales	$476,217	$532,437	$(56,220)	(10.6)%
Segment gross profit	$66,420	$90,095	$(23,675)	(26.3)%
Segment gross profit percentage	13.9%	16.9%
Segment operating income	$20,416	$38,166	$(17,750)	(46.5)%
Price per pound	$0.872	$0.895	$(0.023)	(2.6)%
Nine months ended May 31, 2017
USCAN net sales for the nine months ended May 31, 2017 were $476.2 million, a decrease of $56.2 million or 10.6% compared with the prior-year period. The decrease was due to lower volume in the Performance Materials product family of 8.7% and Custom Concentrates and Services of 7.6%. The decrease in Performance Materials is primarily the result of complexity of the business consolidation in Evansville, Indiana and a decrease in flame retardant business associated with Lucent when compared with the same period in the prior year. The decrease in Custom Concentrates and Services was due to delays associated with qualifications on new and upgraded manufacturing lines and certain low margin commodity business taken in-house by customers.

USCAN gross profit was $66.4 million for the nine months ended May 31, 2017, a decrease of $23.7 million from the comparable period last year. The decrease was mainly due to the volume impact as noted above and plant consolidation costs associated with reformulation and processing consistency to meet the Company's standards, partially offset by cost savings from previous plant consolidation efforts in Performance Materials. The increased costs associated with qualification of products on newly invested Custom Concentrates and Services manufacturing lines also contributed to the year-over-year decline in gross profit.
USCAN operating income for the nine months ended May 31, 2017 was $20.4 million compared with $38.2 million in the same quarter of fiscal 2016. Segment operating income decreased due to the lower segment gross profit, as noted above, partially offset by lower SG&A expenses of $5.9 million. The SG&A expense decrease was primarily due to lower compensation expense of $2.1 million related to savings from prior restructuring actions, decreased amortization expense of $2.9 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016, and lower incentive compensation expense of $0.4 million.

	Three months ended May 31,
	2017	2016			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	37,920	36,628	1,292	3.5%
Net sales	$47,408	$43,377	$4,031	9.3%	$1,393	6.1%
Segment gross profit	$9,928	$9,055	$873	9.6%	$37	9.2%
Segment gross profit percentage	20.9%	20.9%
Segment operating income	$6,189	$4,748	$1,441	30.3%	$(107)	32.6%
Price per pound	$1.250	$1.184	$0.066	5.6%	$0.037	2.4%
Three months ended May 31, 2017
LATAM net sales for the three months ended May 31, 2017 were $47.4 million compared with $43.4 million in the prior-year period. Excluding the favorable impact from foreign currency of $1.4 million, net sales increased 6.1% compared with the prior year period, primarily due to increased customer demand in the packaging market and market expansion in the automotive market.
LATAM gross profit was $9.9 million for the three months ended May 31, 2017, an increase of $0.9 million or 9.6% from the comparable period last year. Segment gross profit increased primarily due to improved product mix.
LATAM operating income for the three months ended May 31, 2017 was $6.2 million, an increase of $1.4 million or 30.3% compared with the same quarter of fiscal 2016. The increase in segment operating income is primarily due to higher segment gross profit, as noted above, lower incentive compensation expense of $0.6 million, and lower compensation expense of $0.3 million.

	Nine months ended May 31,
	2017	2016			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	105,090	106,694	(1,604)	(1.5)%
Net sales	$129,286	$126,738	$2,548	2.0%	$3,130	(0.5)%
Segment gross profit	$28,940	$27,226	$1,714	6.3%	$(65)	6.5%
Segment gross profit percentage	22.4%	21.5%
Segment operating income	$17,083	$14,581	$2,502	17.2%	$(416)	20.0%
Price per pound	$1.230	$1.188	$0.042	3.5%	$0.030	1.0%
Nine months ended May 31, 2017
LATAM net sales for the nine months ended May 31, 2017 were $129.3 million compared with $126.7 million in the prior-year period, a decrease of 2.0%. Excluding the favorable impact of foreign currency of $3.1 million, net sales were flat compared with the prior year period.
LATAM gross profit was $28.9 million for the nine months ended May 31, 2017, an increase of $1.7 million or 6.3% from the comparable period last year. Segment gross profit increased primarily due to product mix and savings generated from plant operational efficiencies.

LATAM operating income for the nine months ended May 31, 2017 was $17.1 million, an increase of $2.5 million, or 17.2%, compared with the same period of fiscal 2016. Segment operating income increased primarily due to higher segment gross profit, as noted above, lower compensation expense of $0.8 million, and lower incentive compensation expense of $0.6 million.

	Three months ended May 31,
	2017	2016			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	46,633	44,644	1,989	4.5%
Net sales	$53,228	$46,880	$6,348	13.5%	$(2,200)	18.2%
Segment gross profit	$9,155	$8,080	$1,075	13.3%	$(277)	16.7%
Segment gross profit percentage	17.2%	17.2%
Segment operating income	$5,260	$4,540	$720	15.9%	$(118)	18.5%
Price per pound	$1.141	$1.050	$0.091	8.7%	$(0.048)	13.2%
Three months ended May 31, 2017
APAC net sales for the three months ended May 31, 2017 were $53.2 million, an increase of $6.3 million or 13.5% compared with the same prior-year period. Excluding the unfavorable foreign currency translation of $2.2 million, net sales increased by 18.2%, as volumes and sales price per pound increased in the Performance Materials product family, primarily in the electronics & electrical markets. Additionally, price per pound was favorably impacted by increased sales of breathable film products in the Custom Concentrates & Services product family.
APAC gross profit for the three months ended May 31, 2017 was $9.2 million, an increase of $1.1 million compared with the prior-year period. Segment gross profit benefited from increased sales, as noted above, partially offset by higher raw material costs.
APAC operating income for the three months ended May 31, 2017 was $5.3 million compared with $4.5 million in the prior-year comparable quarter. The increase in segment operating income was primarily due to the aforementioned increase in gross profit, partially offset by increased compensation expense of $0.3 million.

	Nine months ended May 31,
	2017	2016			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	139,814	131,527	8,287	6.3%
Net sales	$152,879	$137,635	$15,244	11.1%	$(3,992)	14.0%
Segment gross profit	$27,189	$24,153	$3,036	12.6%	$(800)	15.9%
Segment gross profit percentage	17.8%	17.5%
Segment operating income	$15,174	$13,517	$1,657	12.3%	$(483)	15.8%
Price per pound	$1.093	$1.046	$0.047	4.5%	$(0.029)	7.3%
Nine months ended May 31, 2017
APAC net sales for the nine months ended May 31, 2017 were $152.9 million, an increase of $15.2 million or 11.1% compared with the same prior-year period. Excluding the unfavorable foreign currency translation of $4.0 million, net sales increased by 14.0%, as volumes increased in the Custom Concentrates and Services and Performance Materials product families, primarily in the personal care & hygiene, electronics & electrical, and mobility markets.
APAC gross profit for the nine months ended May 31, 2017 was $27.2 million, an increase of $3.0 million compared with the prior-year period. Segment gross profit benefited from increased sales, as noted above, and improved product mix.
APAC operating income for the nine months ended May 31, 2017 was $15.2 million compared with $13.5 million in the prior-year comparable period. The increase in segment operating income was primarily due to the aforementioned increase in gross profit, partially offset by higher compensation of $0.4 million and incentive compensation expense of $0.4 million.

	Three months ended May 31,
	2017	2016			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	46,917	45,417	1,500	3.3%
Net sales	$59,252	$54,476	$4,776	8.8%	$122	8.5%
Segment gross profit	$15,331	$13,746	$1,585	11.5%	$26	11.3%
Segment gross profit percentage	25.9%	25.2%
Segment operating income	$6,759	$5,031	$1,728	34.3%	$8	34.2%
Price per pound	$1.263	$1.199	$0.064	5.3%	$0.003	5.1%
Three months ended May 31, 2017
EC net sales for the three months ended May 31, 2017 were $59.3 million, an increase of $4.8 million or 8.8% over the prior-year comparable period. The increase in volume and sales price per pound was primarily due to a higher mix of specialized product sales in the sports, leisure & home and oil & gas markets.
EC gross profit for the three months ended May 31, 2017 was $15.3 million, an increase of $1.6 million or 11.5% over the prior year. Segment gross profit increased primarily due to the increased sales as noted above.
EC operating income for the three months ended May 31, 2017 was $6.8 million, an increase of $1.7 million over the prior year. The increase in segment operating income was primarily due to increased gross profit as noted above, and lower incentive compensation expense of $0.3 million.

	Nine months ended May 31,
	2017	2016			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	132,678	130,338	2,340	1.8%
Net sales	$165,091	$153,815	$11,276	7.3%	$796	6.8%
Segment gross profit	$42,130	$37,941	$4,189	11.0%	$171	10.6%
Segment gross profit percentage	25.5%	24.7%
Segment operating income	$15,981	$10,583	$5,398	51.0%	$(98)	51.9%
Price per pound	$1.244	$1.180	$0.064	5.4%	$0.006	4.9%
Nine months ended May 31, 2017
EC net sales for the nine months ended May 31, 2017 were $165.1 million, an increase of $11.3 million or 7.3% over the prior-year comparable period. The increase in volume and price per pound was primarily due a higher mix of specialized product sales in the sports, leisure & home, oil & gas, and electrical & electronic markets.
EC gross profit for the nine months ended May 31, 2017 was $42.1 million, an increase of $4.2 million or 11.0% over the prior year period. Segment gross profit increased primarily due to the increased sales as noted above.
EC operating income for the nine months ended May 31, 2017 was $16.0 million, an increase of $5.4 million over the prior year. The increase in segment operating income was primarily due to increased gross profit as noted above and decreased SG&A expenses of $1.2 million, primarily related to decreased intangible amortization expense of $0.8 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016 and lower compensation expense of $0.5 million due to savings from the EC restructuring actions completed in the prior year. These decreases are partially offset by higher incentive compensation expense of $0.2 million.

	Three months ended May 31,
	2017	2016			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	631,738	651,534	(19,796)	(3.0)%
Net sales	$645,795	$650,439	$(4,644)	(0.7)%	$(16,272)	1.8%
Operating income	$32,222	$31,588	$634	2.0%	$(1,332)	6.2%
Operating income before certain items*	$37,121	$45,788	$(8,667)	(18.9)%	$(1,468)	(15.7)%
Price per pound	$1.022	$0.998	$0.024	2.4%	$(0.026)	5.0%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Three months ended May 31,
	2017	2016

Operating income (loss)	$32,222	$31,588
Costs related to acquisitions and integrations	—	1,443
Restructuring and related costs (1)	2,932	9,520
Accelerated depreciation	237	1,286
Lucent costs	1,730	1,951
Total operating income before certain items	$37,121	$45,788
(1) Restructuring related costs for the three months ended May 31, 2017 and May 31, 2016 of $2.0 million and $5.3 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Three months ended May 31, 2017
Consolidated net sales for the three months ended May 31, 2017 were $645.8 million compared with $650.4 million for the prior period. Excluding the unfavorable impact of foreign currency of $16.3 million, net sales increased by 1.8% as increased sales in EMEA, APAC and EC were offset by lower volume in USCAN.
Operating income for the three months ended May 31, 2017 was comparable with the same prior-year period, primarily due to decreased gross profit in USCAN and EMEA, offset by improved gross profit in LATAM, APAC and EC, decreased restructuring expenses of $3.3 million and decreased SG&A expenses of $8.4 million. Total operating income before certain items for the three months ended May 31, 2017 was $37.1 million, a decrease of $8.7 million compared with the same prior-year period. The decrease in total operating income before certain items was primarily due to decreased gross profit as noted in EMEA and USCAN above and the negative impact of foreign currency translation of $1.5 million. This decrease is partially offset by improved gross profit in LATAM and EC and decreased SG&A expense, excluding certain items, of $5.9 million as noted below.
The Company’s SG&A expenses for the three months ended May 31, 2017 were $65.3 million compared with $73.6 million in the prior year period. The Company’s SG&A expenses, excluding certain items, decreased by $5.9 million for the three months ended May 31, 2017 compared with the same prior year period. The decrease was primarily attributable to decreased compensation related expense of $0.9 million related to prior restructuring activities, decreased incentive compensation of $2.7 million, decreased intangible amortization expense of $1.3 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016 and the favorable impact of foreign currency translation of $1.2 million. Certain items excluded from SG&A expenses consist of $3.6 million of expense primarily related to acquisition and integration activities, restructuring and related costs and Lucent costs for the three months ended May 31, 2017 and $6.1 million of expense related to acquisition and integration activities, restructuring and related costs and Lucent costs for the prior period.

	Nine months ended May 31,
	2017	2016			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,815,810	1,884,590	(68,780)	(3.6)%
Net sales	$1,814,473	$1,891,419	$(76,946)	(4.1)%	$(38,175)	(2.0)%
Operating income	$72,659	$73,740	$(1,081)	(1.5)%	$(3,313)	3.0%
Operating income before certain items*	$99,509	$112,333	$(12,824)	(11.4)%	$(3,495)	(8.3)%
Price per pound	$0.999	$1.004	$(0.005)	(0.5)%	$0.020	(2.5)%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Nine months ended May 31,
	2017	2016

Operating income (loss)	$72,659	$73,740
Costs related to acquisitions and integrations	605	7,570
Restructuring and related costs (1)	21,176	19,959
Accelerated depreciation	1,060	4,796
Lucent costs	3,135	6,268
Asset impairment	678	—
CEO transition costs	196	—
Total operating income before certain items	$99,509	$112,333
(1) Restructuring related costs for the nine months ended May 31, 2017 and 2016 of $8.8 million and $12.0 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Nine months ended May 31, 2017
Consolidated net sales for the nine months ended May 31, 2017 were $1,814.5 million compared with $1,891.4 million for the prior period. The 4.1% decrease in net sales was primarily due to lower volume in USCAN and EMEA, and unfavorable foreign currency translation of $38.2 million. These decreases are partially offset by increased sales in LATAM, EC, and APAC.
Operating income decreased by $1.1 million for the nine months ended May 31, 2017 compared with the same prior-year period, primarily due to the decreased results within the USCAN segment as discussed above and higher restructuring expenses of $4.4 million, partially offset by decreased SG&A expenses of $18.9 million. Total operating income before certain items for the nine months ended May 31, 2017 was $99.5 million, a decrease of $12.8 million compared with the same prior-year period. The decrease in total operating income before certain items was primarily due to decreased gross profit as noted in the USCAN segment above and the negative impact of foreign currency translation of $3.5 million, partially offset by improved product mix and decreased SG&A expense, excluding certain items, of $12.1 million as noted below.
The Company’s SG&A expenses for the nine months ended May 31, 2017 were $203.6 million compared with $222.5 million in the prior year period. The Company’s SG&A expenses, excluding certain items, decreased by $12.1 million for the nine months ended May 31, 2017 compared with the same prior year period. The decrease was primarily attributable to decreased compensation related expense of $4.0 million related to prior restructuring activities, decreased intangible amortization expense of $3.9 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016, decreased legal and professional fees of $3.1 million, and the favorable impact of foreign currency translation of $2.4 million. Certain items excluded from SG&A expenses consist of $11.4 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs, asset impairment and Lucent costs for the nine months ended May 31, 2017 and $18.9 million of expense related to acquisition and integration activities, restructuring and related costs and Lucent costs for the prior period.
Additional consolidated results
Interest expense decreased $0.4 million and $1.5 million for the three and nine months ended May 31, 2017, respectively, compared with the same period in the prior year as the Company continues to reduce its debt related to the fiscal 2015 Citadel acquisition.
The Company experienced a foreign currency transaction gain of $0.1 million and a loss of $1.6 million for the three and nine months ended May 31, 2017, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2017 and August 31, 2016.
Net income (loss) available to the Company’s common stockholders was $13.9 million and $18.1 million for the three and nine months ended May 31, 2017, respectively, compared with income of $15.5 million and $20.5 million for the three and nine months ended May 31, 2016, respectively.
Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2017		2016
	(In thousands, except for %'s)
Engineered Composites	$59,252	9%	$54,476	8%
Custom Concentrates and Services	296,917	46	300,391	47
Performance Materials	289,626	45	295,572	45
Total consolidated net sales	$645,795	100%	$650,439	100%

	Nine months ended May 31,
	2017		2016
	(In thousands, except for %'s)
Engineered Composites	$165,091	9%	$153,815	8%
Custom Concentrates and Services	832,424	46	864,685	46
Performance Materials	816,958	45	872,919	46
Total consolidated net sales	$1,814,473	100%	$1,891,419	100%

Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2016	$3,542	$402	3,944
Fiscal 2017 charges	11,317	1,044	12,361
Fiscal 2017 payments	(10,527)	(1,423)	(11,950)
Translation	160	16	176
Accrual balance as of May 31, 2017	$4,492	$39	$4,531
For discussion of the Company's fiscal 2017 restructuring plans, refer to Note 12 in this Form 10-Q.
Income Tax
The effective tax rate was 18.7% and 24.9% for the three and nine months ended May 31, 2017, respectively, and 1.7% and 13.1% for the three and nine months ended May 31, 2016, respectively. The increase in the effective tax rate for the three months ended May 31, 2017 as compared with the same period last year is primarily related to adjustments for prior year taxes for the three months ended May 31, 2016 and earnings taxed at other than U.S. rates. The increase in the effective tax rate for the nine months ended May 31, 2017 as compared with the same period last year is primarily related to an increase in uncertain tax positions, earnings taxed at other than U.S. rates and a benefit recorded in the prior period for the extension of certain expired tax provisions.
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
During the third quarter of fiscal 2017, the actual operating results of the USCAN Performance Materials (“USCAN PM”) reporting unit significantly declined below originally forecasted results by 28%, primarily due to ongoing plant consolidation complexities and related higher plant operational costs. The manufacturing operational challenges included higher levels of manufacturing scrap, as well as higher overtime and temporary labor costs. The decline in actual operating results led the Company to reorganize its USCAN PM manufacturing leadership. The Company concluded that the financial performance and manufacturing leadership changes were a triggering event for review of goodwill for potential impairment. Accordingly, the Company performed an interim goodwill impairment evaluation for the USCAN PM reporting unit as of May 1, 2017.
The test to evaluate goodwill for impairment is a two-step process. In the first step, the reporting unit’s fair value is compared with its carrying value, including goodwill. If such comparison indicates a potential impairment, the second step of the impairment evaluation requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit’s goodwill is less than its carrying value, that difference represents an impairment.
The fair value used in step one of the USCAN PM goodwill impairment analysis was estimated using a combination of the income and market approaches. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. The impairment test incorporates our judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows.
The Company completed the step one USCAN PM goodwill impairment analysis in the third quarter of fiscal 2017 and concluded that there was no goodwill impairment as the fair value of the reporting unit exceeded its carrying value by approximately 18%. The USCAN PM reporting unit had approximately $47 million of goodwill as of May 31, 2017.
No other indicators of impairment exist in other reporting units as of May 31, 2017.

Liquidity and Capital Resources
Net cash provided from operations was $73.6 million and $95.7 million for the nine months ended May 31, 2017 and 2016, respectively. The decrease of $22.1 million is primarily due to higher sources of cash from working capital in the prior period. The Company’s cash, cash equivalents and restricted cash increased $7.8 million from August 31, 2016. This increase was driven primarily by cash generated from operations of $73.6 million mostly offset by net debt repayments of $14.0 million, capital expenditures of $30.7 million, and dividend payments of $23.8 million.
The Company’s approximate working capital days are summarized as follows:

	May 31, 2017	August 31, 2016	May 31, 2016
Days in receivables	57	56	56
Days in inventory	50	48	50
Days in payables	64	56	56
Total working capital days	43	48	50
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2017	August 31, 2016	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$51,198	$43,403	$7,795	18.0%
Working capital, excluding cash and assets held for sale	$267,970	$250,901	$17,069	6.8%
Long-term debt (1)	$910,132	$919,349	$(9,217)	(1.0)%
Total debt (1)	$931,585	$944,796	$(13,211)	(1.4)%
Net debt (1) (2)	$880,387	$901,393	$(21,006)	(2.3)%
Total A. Schulman, Inc. stockholders’ equity	$167,345	$159,269	$8,076	5.1%
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

As of May 31, 2017 and August 31, 2016, the Company held 91% and 97% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's established global cash pooling system. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt. The Company prepaid $56.0 million on its term debt, in addition to normal required payments of $10.1 million, during the nine months ended May 31, 2017. The pre-payments were facilitated by the Company borrowing on its revolving credit facility in Europe and transferring approximately $40.0 million in a tax efficient manner to the U.S. in the first quarter of fiscal 2017.
Working capital, excluding cash and assets held for sale, was $268.0 million as of May 31, 2017, an increase of $17.1 million from August 31, 2016. Increases in accounts receivable and inventory were partially offset by an increase in accounts payable.
Capital expenditures for the nine months ended May 31, 2017 were $30.7 million compared with $34.6 million last year. The Company continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	May 31, 2017	August 31, 2016
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	29,691	37,953
Total capacity from credit lines	$329,691	$337,953
Availability:
Revolving Facility	$224,728	$279,120
Foreign short-term lines of credit	22,730	27,959
Total available funds from credit lines	$247,458	$307,079
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $78.8 million and $26.6 million as of May 31, 2017 and August 31, 2016, respectively, and issued letters of credit of $3.4 million and $4.3 million as of May 31, 2017 and August 31, 2016, respectively.
During the three and nine months ended May 31, 2017, the Company declared and paid quarterly cash dividends of $15.00 and $45.00, respectively, per share to special stockholders. The total amount of these dividends was $1.9 million and $5.6 million, respectively. During the three and nine months ended May 31, 2017, the Company declared and paid quarterly cash dividends of $0.205 and $0.615, respectively, per share to common stockholders. The total amount of these dividends was $6.0 million and $18.1 million, respectively.
For a discussion of the Company's previous share repurchase programs, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016. This program expired on April 2, 2017 and was not renewed.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income decreased by $5.2 million during the nine months ended May 31, 2017 primarily due to the strengthening of the U.S. dollar against various foreign currencies.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, and reduce outstanding debt.
Contractual Obligations
As of May 31, 2017, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The Company’s outstanding commercial commitments as of May 31, 2017 are not material to the Company’s financial position, liquidity or results of operations.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2017.

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

As a result of the existing material weaknesses related to our European SSC, our CEO and CFO have concluded that, as of the quarter ended May 31, 2017, our disclosure controls and procedures were not effective. In light of the material weaknesses in internal control over financial reporting, prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including validating the completeness and accuracy of the underlying data. The substantive procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives
We are continuing to make progress toward achieving the effectiveness of our internal controls over financial reporting. Remediation generally requires making changes to how controls are designed and executed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. During the third quarter of fiscal 2017, the Company verified that the necessary changes were made to remediate the design of controls. We assessed the design of controls through detailed walkthroughs with process owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans. These process owners have documented the remediated design in detail that will be used during execution of the controls going forward.

We continue to take initiatives, which are summarized below, to remediate our remaining material weaknesses at our European SSC and to enhance our internal control over financial reporting

•	Control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence.

•
We concluded that the previously communicated appropriate roles and responsibilities for process and systems controls for both information technology and business users were designed appropriately, including ensuring effective mitigating controls to reduce the related segregation of duties risks.

•
Process owners are ensuring that procedures for appropriate review and approval of cash disbursements and revenue transactions, including approval of product pricing, subsequent issuances of credit memos and accounting for rebate arrangements, are being followed based on the updated control design.

While significant progress has been made, additional evaluation time is needed to ensure operating effectiveness of existing and newly implemented controls.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the three months ended May 31, 2017, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2016, and our Quarterly Report on Form 10-Q for the period ended November 30, 2016 and February 28, 2017.
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
The Company did not repurchase any shares of common stock during the third quarter of fiscal 2017, as the Board indefinitely suspended the 10b5-1 plan during the fourth quarter of fiscal 2015. This program expired on April 2, 2017 and was not renewed. For further discussion of the Company's previous Share Repurchase program, refer to Note 18 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
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

Date:	June 28, 2017