Form 10-K
period 2017-08-31
SCHULMAN A INC
filed 2017-10-25
CIK 87565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
As of February 28, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $953,000,000 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,499,905 shares of common stock, $1.00 par value, at October 20, 2017.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K In Which Incorporated
Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders	III

PART    I

ITEM 1.	BUSINESS

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

•	The Company's procurement organization is critical to its success as its global purchasing leverage strategy positions the Company to formulate and manufacture products competitively.

•	The Company has manufacturing facilities worldwide allowing it to be an ideal partner by quickly servicing target markets for its local and global customers.

The Company has a strong presence in global markets, providing new and enhanced product solutions that result in a product portfolio that is strongly positioned in the markets we serve. With world-class Innovation and Collaboration Centers and manufacturing facilities that host application development centers strategically positioned around the world, A. Schulman is able to anticipate and respond to changing market and customer needs. Accordingly, the Company's collaboration between development, sourcing and production is especially important to the Company and its customers, as a quick response to meet their needs is critical. Of course, a quick response means little without quality. A. Schulman has a proud history of consistently supplying products of the highest standards, which is evidenced by the Company's numerous certifications, accreditations and supplier awards.

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

Business Transactions

On June 1, 2015, the Company acquired all of the issued and outstanding shares of HGGC Citadel Plastics Holdings, Inc. ("Citadel"), a privately held portfolio company of certain private equity firms, for $801.6 million. Citadel was a plastics materials science business that produced engineered composites and engineered plastics for specialty product applications spanning multiple industries including mobility, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition was intended to expand the Company's presence, especially in the North America engineered plastics markets as well as balance the global geographic footprint, and give the Company a second growth platform with its added-value specialty engineered composites business. The acquisition was intended to enhance the Company's existing portfolio and presented attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas. Refer to Note 17, Contingencies and Claims, of this Annual Report on Form 10-K for details on the Company's ongoing litigation against the defendants related to the Citadel acquisition.

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

Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

Engineered Composites

During fiscal 2017, the Engineered Composites ("EC") product family provided 9% of the Company's consolidated net sales. The EC product family is comprised of highly filled fiber reinforced thermoset resin compounds which include bulk molding compounds ("BMC"), sheet molding compounds ("SMC"), thick molding compounds ("TMC"), and high performance "Quantum" Engineered Structural Composites ("ESC") solutions for multi-national original equipment manufacturers and custom molders that use these products in injection and compression molding processes. Additionally, EC products include vertically integrated molded parts and value-added post molding fabrication and finishing. The Company first began supplying EC products on a global basis through its acquisition of Citadel in June 2015.

EC products primarily serve customers in the mobility, industrial, building & construction, sports & leisure, consumer, electrical, energy & safety industries where their high strength-to-weight ratio, dimensional stability, chemical resistance and high temperature performance is required. EC product offerings also include carbon fiber compounds; chopped and continuous “Forged Preg” materials used by customers seeking to make their products lighter and stronger such as in automotive and aerospace. Additional features of the Company’s EC products include qualities such as thermal and electrical conductivity, impact resistance, corrosion resistance and design flexibility.

The Company supplies EC products to its customers through its global network of nine manufacturing facilities including an Innovation and Collaboration Center in Bay City, Michigan. Using a partnership and collaborative approach with its customers, the EC segment provides tailored solutions that enable its customers to grow while at the same time maintain a competitive advantage in the markets in which they operate. EC products are utilized in a wide range of applications such as automotive forward lighting, automotive non-structural & interior parts, engine covers, roof bows, aircraft interior stow bins, electrical circuit breakers, oil and gas downhole fracking tool components, drain pans for HVAC units and heavy trucks, as well as heavy machinery structural parts.

Custom Concentrates and Services

Custom Concentrates and Services ("CCS") consists of three product groups. During fiscal 2017, the CCS product family provided 46% of the Company's consolidated net sales.

Custom Performance Colors

The custom performance colors product group involves the Company’s sale of products into the plastics color market. The Company offers powdered, pelletized, and liquid color concentrates that are custom-designed to visually enhance all thermoplastic resins. These concentrates are available separately, or can be combined with additives as a complete package providing additional functionality such as weather resistance. In many instances, these products are designed to deliver multiple attributes to meet customer needs.

The Company's expansive offering of color solutions includes:

•	A wide spectrum of standard and customized colors;

•	Organic and inorganic pigments and dyes;

•	High chroma colors in translucent or opaque formats; and

•
Special effects including but not limited to: metallic, pearlescent (shimmer), thermochromatic (heat sensitive), photochromatic (light sensitive), fluorescent, phosphorescent (glow-in-the-dark) and interference (color shift) technologies.

Over the past ten years, the Company has grown its global network color capabilities through acquisitions as well as strategic investment to provide customers with a solution-based approach driven by technical understanding, responsive service, and consistent quality to address evolving market needs. The Company engages with customers at every stage of their product cycle, from color selection to product delivery and ongoing support. Color products are suitable for numerous processes, such as injection molding, blow molding, compression molding, profile extrusion, blown film, cast film, oriented film, rotational molding, sheet and thermoforming among others. The Company’s color business excels in a variety of markets including food packaging, industrial packaging and consumer products, and is a trusted source for many of the world’s largest consumer products companies, providing aesthetic solutions for a wide range of bottles, containers, caps and closures including a consistent brand identity.

Masterbatch Solutions

Additionally, the CCS product family provides masterbatches, or concentrates, which are often the key ingredient in a successful application product formula. Masterbatches are combined with polymer resins by the Company’s customers at the point-of-process to provide a unique property portfolio that meets needed performance criteria for a given product application.

For over 50 years, the Company has built a strong global masterbatch business. In recent years, acquisitions have broadened the Company’s product offerings in the high-quality masterbatch markets, provided capacity, flexibility and efficiency to advance the Company’s growth in targeted markets, and reduced dependence on large volume, commodity automotive applications.

The Company's masterbatch product offerings include:

•	Concentrates designed to improve the performance, appearance, and processing of plastics for intended applications;

•
Additive solutions to enhance performance such as antimicrobial, gas barrier, nucleating agents, antifogs, antistatics, release agents, cavitating agents, ultra-violet (“UV”) stabilizers, antioxidants, UV blocking, infrared absorbers, light diffusers, mineral fillers (calcium carbonates, talcs), and flame retardants; and processing (slip agents, antiblocking, process aids, foaming agents, purge compounds); and aesthetic solutions (white, black, synthetic paper, matte, clarifying agents); and

•	Application solutions that have a reduced impact on the environment such as those that minimize the use of plastics or incorporate the use of either recycled plastics or renewable-based polymers.

Film for agricultural, packaging and personal care & hygiene applications continues to be a primary focus for masterbatch products. The Company’s film additives for food packaging are valued for their performance and cost benefits, and are commonly used in biaxially oriented polypropylene and polyethylene terephthalate films which are critical for protective packaging of shelf ready foods, snack foods, candy, as well as various consumer products and industrial applications. The Company also provides solutions for agriculture films, offering additives that provide UV control, barrier, and anti-fog solutions among others which increases yields and reduces waste.

Specialty Powders

In its specialty powders product group, the Company has core competencies in size reduction services and powdered material sales whereby polymeric powders are produced for a wide range of technical uses such as rotational molding, oil and gas additives, sports and leisure products, and other demanding processes and markets. Size reduction, or grinding, is a specialized process whereby polymer resins produced by chemical manufacturers, usually but not exclusively in pellet form, are reduced to a specified powder size and form, depending on the customer’s specifications. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for friable materials requiring very fine particle size (usually finer than 75 microns) such as additives for plastics, paints and printing ink, adhesives, waxes and cosmetics. For particularly heat-sensitive materials which can be softer and difficult to manage, the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures to enable grinding. The Company's cryogenic and jet milling capabilities are very unique in the grinding industry, allowing for a wide range of materials to be processed, and giving the Company a competitive advantage that customers value.

The specialty powders group also produces its own compounded polyolefins designed for the rotational molding markets which include applications such as chemical storage tanks, high-end recreation and sport coolers, performance kayaks, playground slides, and other niche applications requiring large hollow parts.

The product portfolio of specialty powders includes:

•	Compounded colors offered in customized colors and specialty effects;

•	Cross-linkable resins and other performance grades developed specifically for the rotational molding process; and

•	Specialty powders for the oil and gas and other niche industries.

Performance Materials

Performance Materials ("PM") consists of two product groups. During fiscal 2017, the PM product family provided 45% of the Company's consolidated net sales.

Engineered Plastics

The engineered plastics product group provides unique performance characteristics by combining high-performance polymer resins with various modifiers, reinforcements, additives and pigments, which result in a compound tailored to meet stringent customer specifications for durable applications. The Company’s products are often developed to replace metal or other traditional materials. These products typically comprise 100% of the plastics material used by its customers in their end products. The Company began formulating a variety of compounds in the early 1950s, meeting the needs of a newly forming plastics industry and has evolved into a current market leader position.

The Company offers an extensive portfolio based on a variety of polymers allowing customers to tailor solutions that meet their exact performance needs. The Company focuses on the ability to develop enhanced polymer solutions that provide:
•Structural integrity such as strength, stiffness, low distortion, among others;
•Multi-component blends that include polyolefins, nylons, polyesters and elastomers, among others; and

•	Formulating know-how with fiber reinforcements such as glass and carbon, nano-reinforcements, flame retardants, impact modifiers, and UV stabilization.

These products serve numerous markets and applications. Durable consumer products and industrial applications are core markets where continued growth is planned, including such applications as building and construction materials, household appliances, electrical connectors, power tools, recreational items, and lawn and garden equipment. The Company also supplies materials for major, high-end, or specified automotive applications, working closely with major global manufacturers.

Distribution Services

The Company also has a distribution services product group that works with leading global polymer producers to assist in servicing market segments that are not easily accessible to these producers, or does not fit into these producers' core customer segment or supply chain. As a merchant, the Company buys, repackages into A. Schulman labeled packaging, and resells producer grade polymers to our customers, providing sales, marketing and technical services where required. The Company leverages its global supply relationships to fill customer needs within USCAN and EMEA for a variety of olefins and non-olefin resins, as well as selected styrenics and engineering plastics. This consumption of large quantities of base resins also helps support the customers of our other product families by providing purchasing leverage to help keep costs down and providing reliable, convenient access to bulk resin supplies to customers.

The Company’s distribution offerings include specialty polymers for all processing types, including injection molding, blow molding, thermoforming and film and sheet extruding. Providing various compliant grades, the Company has products that meet the most stringent of needs while allowing customers to optimize their cost-to-performance ratio. Most grades can be supplied in carton, bulk truck and rail car quantities, thus helping customers manage inventory levels and their working capital. The Company’s products are supplied into every major plastics market segment such as packaging, mobility, building and construction, electronics and electrical, and agriculture, among others.

Non Wholly-owned Subsidiaries

A. Schulman International, Inc., a subsidiary of A. Schulman, Inc., owns a 65% interest in PT. A. Schulman Plastics, Indonesia, an Indonesian joint venture, which is consolidated by A. Schulman, Inc. This joint venture has a manufacturing facility in East Java, Indonesia focusing on the CCS product family. The remaining 35% interest in this joint venture is owned by P.T. Prima Polycon Indah.

A. Schulman International, Inc. also owns a 63% interest in Surplast S.A. ("Surplast"), an Argentinean venture, with Alta Plastica S.A., one of the largest distributors of resins in Argentina. Surplast has one manufacturing facility in Buenos Aires, Argentina focusing on rotational molded specialty powders within the CCS product family. This venture is consolidated by A. Schulman, Inc.

Bulk Molding Compounds, Inc. ("BMCI"), a subsidiary of A. Schulman, Inc., previously entered into a joint venture agreement with EMEI Industrial Limited in which each company owns a 50% interest in the joint venture, BMC Far East LTD, which is located in China. The joint venture manufactures and sells BMC products in the Asia Pacific region and is not consolidated by A. Schulman, Inc.

In June 2012, A. Schulman International, Inc. entered into a 50-50 joint venture with National Petrochemical Industrial Company ("NATPET") of Jeddah, Saudi Arabia, a subsidiary of Alujain Corporation, a Saudi Stock Exchange listed company to form Natpet Schulman Specialty Plastic Compounds Co, which is not consolidated by A. Schulman, Inc. The venture will produce and globally sell polypropylene compounds from its compounding plant which is being built in Yanbu, Saudi Arabia. The venture is expected to be operational in fiscal 2018.

In September 2013, A. Schulman Plastics Malaysia and SCG Chemicals Company, Ltd. formed a venture, SCG ICO Polymers Co., Ltd. in which A. Schulman owns a 13% interest. This venture is not consolidated by A. Schulman, Inc. The venture was formed in Thailand to manufacture rotomolding powders and compound granules, and market and sell these products in the APAC region.

Employee Information

As of August 31, 2017, the Company had approximately 4,900 employees. Approximately 33% of the Company’s employees are represented by various unions under collective bargaining agreements, primarily outside of the United States.

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

Research and development expenses totaled $19.8 million, $19.8 million, and $17.8 million in fiscal years 2017, 2016, and 2015, respectively, related to certain activities performed by manufacturing facilities, innovation and application centers, and analytical laboratories that contribute to the development and significant enhancement of the Company's current and new products and processes. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

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

Dependence on Customers

During the year ended August 31, 2017, the Company’s five largest customers accounted in the aggregate for less than 10% of net sales.

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

Management believes the principal methods of competition in plastics manufacturing are innovation and development of proprietary formulations, application and processing know-how, price, availability of inventory, quality, quick delivery and service. The principal methods of competition for merchant and distribution activities are price, availability of inventory and service. Management believes it has strong financial capabilities, excellent supplier relationships and the ability to provide quality plastic compounds at competitive prices. In addition, A. Schulman has a balanced global footprint which allows the Company to effectively serve multi-national customers globally while maintaining a solid local presence to quickly address changing markets, shorten delivery cycles and meet local customer demands.

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

International Operations

The Company has facilities and offices positioned throughout the world. Financial information related to the Company’s geographic areas for the three-year period ended August 31, 2017 appears in Note 14 of the Company's audited consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K and is incorporated herein by reference. For additional information regarding the risks related to the Company’s foreign operations, see ITEM 1A, RISK FACTORS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this Annual Report on Form 10-K.

Executive Officers of the Company

The age, business experience, and offices held by each of the Company’s executive officers are reported below. The Company’s Amended and Restated By-Laws provide that officers shall hold office until their successors are elected and qualified.

Joseph M. Gingo: Age 72; Chairman, President and Chief Executive Officer of the Company since August 2016. Previously, Mr. Gingo served as Chairman since 2008, and President and Chief Executive Officer from 2008 to 2014. Prior to 2008, Mr. Gingo served as Executive Vice President, Quality Systems and Chief Technical Officer for The Goodyear Tire & Rubber Company since 2003. Prior to that, Mr. Gingo held numerous leadership roles in both technology and business positions in his 41-year tenure at The Goodyear Tire & Rubber Company.

John W. Richardson: Age 72; Executive Vice President and Chief Financial Officer effective November 2016. Mr. Richardson most recently served as Chief Financial Officer at Qwest Communications International in from 2007 to 2008, having joined the company in 2003 as Senior Vice President & Controller and also serving as Chief Accounting Officer. Mr. Richardson had previously served in progressively senior financial roles at The Goodyear Tire & Rubber Company, including Vice President - Corporate Finance and Chief Accounting Officer, and as Chairman and General Manager of the company's British subsidiary, spanning a 35-year career at The Goodyear Tire & Rubber Company.

Gary A. Miller: Age 71; Executive Vice President and Chief Operating Officer of the Company since August 2016. Prior to that, Mr. Miller served as the Company's Global Supply Chain and Chief Procurement Officer since April 2008. Previously, Mr. Miller served as Vice President and Chief Procurement Officer for The Goodyear Tire & Rubber Company since 1992.

Derek R. Bristow: Age 57; Senior Vice President and General Manager – APAC since May 2010. Mr. Bristow formerly was President – Europe of ICO, Inc., which was acquired by the Company in April 2010. Mr. Bristow had been with ICO, Inc. since 1998, serving in a variety of management positions.

Andreas K. Günther: Age 54; Executive Vice President and Chief Human Resources Officer since July 2016. Mr. Günther joined A. Schulman in 2011 as its Human Resources Director EMEA. Most recently, he served as Human Resources Director Americas and Vice President of Global Human Resources Operations since 2014. He has more than 20 years of experience in human resources, having held positions for the European operations of several major companies, including W.R. Grace & Co., Hydro Aluminum Metal Products, Delphi Automotive Systems, and Ford of Germany.

Andrean R. Horton: Age 43; Executive Vice President and Chief Legal Officer since September 2016. Ms. Horton joined A. Schulman in 2010 as its Senior Corporate Counsel, Americas. Ms. Horton was promoted to Senior Corporate Counsel, USCAN and LATAM and Assistant Secretary in April 2015 and to Vice President, Secretary and Assistant General Counsel in April 2016.

Heinrich Lingnau: Age 55; Senior Vice President and General Manager – EMEA since April 2013. Previously, Mr. Lingnau was the regional business leader for the masterbatch solutions product group and he has held various management-level positions with the Company's EMEA operations since 1999.

Timothy J. McDannold: Age 55; Vice President, Treasurer and Director of Risk Management of the Company since April 2013. Previously, Mr. McDannold served in various global management roles, including Vice President and Treasurer, and Vice President of Global Business Services for Diebold, Incorporated, an integrated self-service solutions, security systems and services corporation, since 1988.

Gustavo S. Perez: Age 53; Senior Vice President and General Manager – LATAM since July 2014. Mr. Perez was Vice President and General Manager – Americas from July 2010 to June 2013. Mr. Perez previously served as the General Manager of masterbatch solutions for the Company’s North America operations and has been with the Company since 1995, serving in a variety of management positions.

Gary D. Phillips: Age 58; Executive Vice President and Chief Commercial Officer since December 2016. Prior to joining A. Schulman, Mr. Phillips served as the Vice President and General Manager of Comcast Cable in West Palm Beach, Florida. From 2001 through 2012, he held various roles of increasing responsibility with Centurylink – and its predecessor company Qwest Communications – where he ultimately served as the Vice President of Business Markets/Central Region. He began his career with Motorola Corporation in 1983, before taking leadership roles with MCI Telecommunications Corp, eSpire Communications and Metromedia Fiber Network/AboveNet Communications.

Frank Roederer: Age 48; Senior Vice President and General Manager of the Company’s USCAN business since August 2016 and General Manager of the Global EC business since November 2015. He has held various global positions of increasing responsibility since being named the Company’s specialty powders business unit director in EMEA in 2013. Prior to joining A. Schulman, he was the General Manager of Strategic Planning and Corporate Performance Management for SABIC, after overseeing W.R. Grace & Co.'s supply chain in Europe, Middle East and Asia for three years. He began his career at The Dow Chemical Company in 1996, where he held various global leadership positions throughout his 10-year tenure.

Rainer R. Schewe: Age 54; Executive Vice President and Chief Supply Chain Officer. Mr. Schewe oversees all of the Company’s manufacturing and supply chain functions around the world. With over 25 years of experience at A. Schulman, Mr. Schewe served the Company in a variety of roles including product development, manufacturing, and operations. Most recently he served as Vice President, custom performance colors in EMEA and oversaw the Company’s operations in Germany and Austria. Mr. Schewe joined the Company as an engineer in the analytical laboratory in Kerpen, Germany in 1989.

Stacy R. Walter: Age 55; Executive Vice President, Internal Audit of the Company since April 2013. Ms. Walter has served as the Director of Internal Audit for the Company from June 2006 until April 2013 and Sarbanes-Oxley Audit Manager from 2005 until 2006.

Kristopher R. Westbrooks: Age 39; Vice President, Chief Accounting Officer and Corporate Controller of the Company since April 2015. Mr. Westbrooks served as the Corporate Controller of the Company from July 2013 to April 1, 2015. Mr. Westbrooks served as Senior Manager – Global Corporate Controlling & Reporting of the company from March 2013 until July 2013 and Assistant Corporate Controller from May 2011 until March 2013. Previously Mr. Westbrooks served as Global Accounting Consultation Manager and Senior Financial Analyst for The Procter & Gamble Company, a multinational manufacturer of consumer goods, from April 2009 until May 2011.

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
The business of our customers can be cyclical in nature and sensitive to changes in general, regional, or industry economic conditions. Deterioration in our customers’ financial position can adversely affect our sales and profitability. Historically, downturns in general, regional, or industry economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, either generally or within a certain region or industry, as the case may be, and we may experience similar problems in the future. Global economic conditions may cause, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary or slow growth period, each of which may materially adversely affect our customers’ access to capital. Turbulent global economic conditions or significant changes in conditions pertaining to a certain region or industry, even without a sustained downturn, may limit our customers’ access to capital or otherwise impair their creditworthiness, which could inhibit their ability to purchase our products or affect their ability to pay for products that they have already purchased from us. Such challenges can affect our ability to collect customer receivables on the intended terms and amounts. In addition, downturns in our customers’ industries, such as the oil and gas industry, even during periods of generally strong general economic conditions, could adversely affect our sales, profitability, operating results and cash flows.
Although no one customer currently accounts for a significant portion of our sales, we are exposed to certain industries such as automotive, oil and gas, appliances and construction. Economic challenges which more significantly affect such particular industries may directly reduce demand for our products by customers within such industries. Financial difficulties or significant production slowdowns by major original equipment manufacturers ("OEM") could have a cascading effect on a group of our customers who supply to OEMs, directly affecting their ability to pay. Similarly, financial difficulties or significant production slowdowns by major upstream producers who use our products or have customers that use their products, could directly affect their ability to pay and have a cascading effect on the Company.
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
There can be no assurances that government responses to disruptions in the financial markets will stabilize markets or increase liquidity and the availability of credit. Long term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until markets stabilize or until alternative credit arrangements or other funding sources can be arranged. Such measures could include deferring, eliminating or reducing capital expenditures, dividends, or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.
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

Our continued success as a global supplier will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
Although the majority of our international business operations are currently in regions where the risk level and established legal systems are considered reasonable, our international business also includes projects in countries where governmental corruption has been known to exist. We emphasize compliance with the law and have policies, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act ("FCPA"); however, there can be no certain assurances that our employees or outside agents will adhere to our code of business conduct, other internal policies or the FCPA. Additionally, in such high risk regions, our competitors who may not be subject to U.S. laws and regulations, such as the FCPA, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that U.S. law and regulations prohibit us from using. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence. If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions. Violations of these laws could result in significant monetary or criminal penalties for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations, financial position, cash flows, damage our reputation and, therefore, our ability to do business.
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
We operate in a highly competitive industry, competing against a number of domestic and foreign polymer producers on a variety of key criteria, including product performance and quality, product price, pricing strategies, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and changes in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

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
If we fail to develop and commercialize new products or capitalize on geographic expansion, our business operations would be adversely affected.
Successful development and commercialization of new products and geographic expansion are key drivers in our anticipated growth plans. Also, on an ongoing basis, a certain portion of our products slowly become obsolete or commoditized and, therefore, new products are necessary to maintain current volumes. The development and commercialization of new products or geographic expansion requires significant investment in research and development, capital expenditures, production, and marketing. The successful production and commercialization of these products is uncertain, as is the acceptance of the new products in the marketplace. If we fail to successfully develop and commercialize new products, if customers decline to purchase the new products, or if we fail to capitalize on geographic expansion, we will not be able to recover our investment and overall demand for our products will be adversely affected.
An impairment of goodwill and other assets would negatively impact our financial results.
At least annually, we perform an impairment test for goodwill. If the carrying value of goodwill exceeds the estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value with a charge against earnings. As of August 31, 2017, our goodwill balance was $263.7 million. Any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company’s results of operations. Factors that could potentially result in a goodwill impairment include overall economic conditions, access to capital markets, industry projections, competitive environment, forecasted operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors.
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
We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 33% of our employees are represented by labor unions primarily outside of the United States. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Work stoppages may be caused by the inability of national unions and the governments of countries that the Company operates in from reaching agreement, and are outside the control of the Company. Any work stoppage could have a material adverse effect on the productivity and profitability of a manufacturing facility or on our operations as a whole.

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
Additionally, the Company has begun to implement a global Enterprise Resource Planning system. While we are dedicating internal and external resources to this multi-year system implementation and believe we have adequately planned for the business, financial and internal control considerations, the costs may exceed our initial expectations, the pace of implementation may be slower than the business requirements, and internal control effectiveness may be impacted.
While we have a comprehensive security program that is continuously reviewed and upgraded, our systems and our vendors' systems may experience operating problems as a result of system security failures such as viruses, cyber-attacks, breaches or other causes. Any system failure, accident or security breach involving IT systems could result in disruptions to our operations. Theft of sensitive data and our inability to protect trade secrets and personal identifiable information of our employees, customers or suppliers could have an adverse effect on our business, customers, suppliers and employees. Additionally, any significant disruption or slowdown of current or future information systems as a result of a system security failure could disrupt the flow of operational information, cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, any of which could adversely affect our financial results.
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
From time to time, we may bring about or be subject to claims or legal action with third parties. Whether these claims and legal actions are founded or unfounded, if these claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect market perception of the Company and our products. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The Company could also incur costs in connection with pursuing or defending these possible claims and legal actions.
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
After completing the Citadel acquisition in fiscal 2015, the Company has significant debt service obligations. As of August 31, 2017, the Company has outstanding debt of $917.2 million. Our current debt position could have significant consequences. For example, it could:

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
We and our subsidiaries may be able to incur substantial additional debt in the future if a financing need arises and other forms of funding, such as equity, are not available to the Company. The terms of the indenture and the credit agreement will restrict, but will not completely prohibit, us from doing so. As of August 31, 2017, the Company has $242.0 million of undrawn availability under the revolving credit facility, all of which is secured debt. In addition, the indenture will allow us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors. The indenture will also allow us to incur certain other additional secured debt. The indenture will allow our non-guarantor subsidiaries, which includes our foreign subsidiaries, to incur additional debt, which debt (as well as other liabilities at any such subsidiary) would be structurally senior to the notes. In addition, the indenture will not prevent us from incurring certain other liabilities that do not constitute indebtedness (as defined in the indenture). If debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
As of August 31, 2017, the Company has cash and cash equivalents of $53.3 million. In addition, we have access to a revolving credit facility of $300.0 million, with $242.0 million available as of August 31, 2017. Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing the term loans, the revolving credit facility and the indenture will limit the use of the proceeds from any disposition; as a result, under these documents, we may be required to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates 54 manufacturing facilities in various geographic regions. The projected annual manufacturing capacity for fiscal 2018 and approximate floor area is shown in the table below by the segment as of August 31, 2017.

Location	Approximate Annual Capacity (lbs.)(1)	Approximate Floor Area (Square Feet)	Number of Manufacturing Facilities
	(In thousands)
EMEA	995,300	2,195	16
USCAN	916,200	2,142	19
LATAM	193,100	348	3
APAC	261,400	1,056	7
EC	310,500	753	9
Total	2,676,500	6,494	54

The Company considers each of its facilities to be in good condition and suitable for its purposes. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity.

(1)
The approximate annual capacity for fiscal 2018 set forth in this table is an estimate of practical capacity that is based upon several factors. It is determined as the production level at which the manufacturing facilities can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product.

The annual poundage of plastic compounds manufactured does not, in itself, reflect the extent of utilization of the Company’s plants or the profitability of the plastic compounds produced.

Public warehouses are used wherever needed to store the Company’s products to best service the needs of customers. The number of public warehouses in use varies from time to time. Currently, the Company utilizes approximately 50 warehouses worldwide. The Company believes an adequate supply of suitable public warehouse facilities is available.

The Company leases its corporate headquarters, which is located in Fairlawn, Ohio and contains approximately 34,000 square feet. The Company also leases sales and administrative offices in various locations globally.

The Company excludes any plants from the projected manufacturing capacity that are idle, held-for-sale or plants that are owned by non-consolidated ventures.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company may bring about or be subject to pending and threatened legal actions for which the relief or damages sought, and legal costs, may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial position of the Company. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. See further discussion of legal proceedings in Note 17, Contingencies and Claims, of this Annual Report on Form 10-K.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SHLM.” As of October 20, 2017, there were 486 holders of record of the Company’s common stock. This figure does not include beneficial owners who hold shares in nominee name. The closing stock price on October 20, 2017 was $36.25.
The quarterly high and low closing stock prices are presented in the table below:

	Fiscal 2017	Fiscal 2016
Common stock price range	High - Low	High - Low
1st Quarter	$34.35 - 25.80	$38.51 - 30.45
2nd Quarter	$37.65 - 32.35	$34.17 - 21.49
3rd Quarter	$34.55 - 28.20	$29.29 - 24.10
4th Quarter	$32.25 - 25.15	$30.11 - 21.17

The quarterly cash dividends declared are presented in the tables below:

Cash dividends per share on common stock	Fiscal 2017	Fiscal 2016
1st Quarter	$0.205	$0.205
2nd Quarter	0.205	0.205
3rd Quarter	0.205	0.205
4th Quarter	0.205	0.205
Total	$0.820	$0.820

Cash dividends per share on convertible special stock	Fiscal 2017	Fiscal 2016
1st Quarter	$15.00	$15.00
2nd Quarter	15.00	15.00
3rd Quarter	15.00	15.00
4th Quarter	15.00	15.00
Total	$60.00	$60.00

On April 3, 2014, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Company repurchased 109,422 shares of common stock under the Program in fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1 plan. No shares were repurchased during fiscal 2016 or 2017. This program expired on April 2, 2017 and was not renewed.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2017(1)	2016(1)	2015(1)	2014	2013
	(In thousands, except per share data)
Net sales	$2,461,124	$2,496,005	$2,392,225	$2,446,998	$2,133,402
Income (loss) from continuing operations	34,173	(357,865)	27,931	53,790	33,999
Income (loss) from discontinued operations, net of tax	—	1,861	(133)	3,202	(6,671)
Net income (loss)	34,173	(356,004)	27,798	56,992	27,328
Noncontrolling interests	(1,147)	(1,118)	(1,169)	(799)	(1,229)
Net income (loss) attributable to A. Schulman, Inc.	33,026	(357,122)	26,629	56,193	26,099
Convertible special stock dividends	7,500	7,500	2,438	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$25,526	$(364,622)	$24,191	$56,193	$26,099

Total assets (2)	$1,753,780	$1,747,439	$2,339,882	$1,512,484	$1,238,342
Long-term debt (2)	$885,178	$919,349	$1,033,520	$339,546	$207,435
Total equity	$207,032	$168,360	$592,735	$536,451	$514,744

Weighted-average number of shares outstanding:
Basic	29,401	29,300	29,149	29,061	29,260
Diluted	29,515	29,300	29,483	29,362	29,337

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.87	$(12.51)	$0.83	$1.82	$1.12
Income (loss) from discontinued operations	—	0.07	—	0.11	(0.23)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.87	$(12.44)	$0.83	$1.93	$0.89

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.86	$(12.51)	$0.83	$1.80	$1.12
Income (loss) from discontinued operations	—	0.07	(0.01)	0.11	(0.23)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.86	$(12.44)	$0.82	$1.91	$0.89

Cash dividends per common share	$0.82	$0.82	$0.82	$0.80	$0.78
Cash dividends per share of convertible special stock	$60.00	$60.00	$14.50	$—	$—

(1)	For additional information, see ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

(2)	Effective September 1, 2016, the Company adopted ASU 2015-03, which changes the presentation of debt issuance costs. Prior periods have been adjusted for this accounting standard.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

◦Summary of our business and the markets in which we operate;
◦Key trends, developments and challenges; and
◦Significant events during the current fiscal year.

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results for continuing operations exclusive of certain items such as costs related to restructuring and related expenses, acquisitions and integration, asset impairments and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends. The Company believes that operating income before certain items is a useful measure to investors and management in understanding current profitability levels that may serve as a basis for evaluating future performance. In addition, operating income before certain items is important to management as it is a component of the Company's annual and long-term employee incentive compensation plans.

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

The Chief Operating Decision Maker makes decisions, assesses performance and allocates resources by the following reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	United States & Canada ("USCAN"),

•	Latin America ("LATAM"),

•	Asia Pacific ("APAC"), and

•	Engineered Composites ("EC").

The Company has approximately 4,900 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

Key Trends, Developments and Challenges

The following represent the Company’s key trends, developments and challenges as we work toward our goal of providing attractive returns for all of our stakeholders while positioning the Company for further growth:

•
Simplify Management Structure and Business Processing. In fiscal 2017, the Company opportunistically restructured its business by reducing the number of product families from six to three while also simplifying customer relations. This reorganization has and will continue to facilitate more effective cross-selling by maintaining a single voice to service our valued customers.

•
Reinvigorate Innovation Process. We are dedicated to the development of new, higher-margin products and applications in our five global Innovation and Collaboration Centers that optimize the appearance, performance, and processing of plastics to meet our customers’ specifications. During fiscal 2017, the Company reinvigorated its innovation process through quarterly product innovation reviews and an emphasis on cross-regional technology transfers to drive efficiency. Through the creation of a disciplined approach to the stage gate product development process, the Company seeks to drive global product family innovation.

•
Strengthen Sales. We are committed to driving sales growth through the simplified management structure and new product innovation discussed above. In an effort to support these activities, the Company enhanced its performance-based incentive program for sales associates and is providing ongoing coaching and development to the sales organization. The implementation of new tools and technologies will facilitate ongoing pricing discipline.

•
Optimize Operations. Focusing on continuous improvement and tracking of key operational performance metrics in the Company’s manufacturing facilities, the organization identifies opportunities for improvement and effectively optimizes its performance.

Lucent Matter

As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter.  The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for details.

To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers.

The Company incurred the following costs related to the Lucent matter that negatively impacted the Company’s operating results:

	Year Ended August 31,
	2017	2016
	(In thousands)
Inventory rework, remediation actions, and investigative costs	$250	$5,423
Recurring additional costs to produce product to customer specifications	3,756	4,737
Total Lucent remediation costs	4,006	10,160
Litigation related costs	5,716	1,838
Total Lucent matter costs	$9,722	$11,998

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

In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of August 31, 2017, approximately $31.0 million remained in such indemnity escrow.

As Lucent was effectively acquired by Citadel in December 2013, the Company also submitted written claim notices pursuant to the Agreement and Plan of Merger, dated December 6, 2013, among The Matrixx Group, Incorporated, LPI Merger Sub, Inc., LPI Holding Company, River Associates Investments, LLC and certain stockholders of LPI Holding Company, pursuant to which Citadel initially acquired Lucent. The Company also submitted written claim notices pursuant to a $3.8 million representations and warranties insurance policy issued in connection with that acquisition.

In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics Holdings, LLC (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds paid by the Company to Citadel Plastics Holdings, LLC under the stock purchase agreement until resolution of litigation. The funds are currently subject to the equitable lien are $7.5 million. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.

In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants filed a similar motion to dismiss as in the Citadel litigation. On August 23, 2017, the Court ruled on River Defendants’ Motions to Dismiss and Motions for Summary Judgment. The Court dismissed certain claims pertaining to one Defendant and all other motions to dismiss parties or claims were denied. In addition, the Court ruled against the Citadel Defendants’ Motions to (in effect) combine the Citadel Holdings litigation with the River litigation. Therefore, the River litigation will proceed as a separate lawsuit on a schedule months behind the Citadel Holdings Litigation.

There are ongoing parallel investigations being undertaken by the United States Attorneys' Office for the Southern District of Indiana ("USAO") and the SEC that we understand relate to the allegations made by the Company in the Citadel Complaint arising out of the Company's acquisition of Citadel (including Citadel's subsidiary, Lucent). On September 6, 2017, the Federal Bureau of Investigation, Indianapolis division, notified the Company's counsel that the Company was a potential victim of a crime. We are cooperating fully with the USAO and the SEC in their investigations.

Significant Events

The following items represent significant events during fiscal year 2017:

1.
EC Expansion. In October 2016, the Company announced plans to expand its EC operations in EMEA. The Company is expanding its compounding capacity with the addition of a new sheet molding compound production line in Germany. The new $4.5 million line will be operational by the end of calendar year 2017. The new production line will allow the Company to produce its entire range of glass and carbon fiber sheet molding compounds in Europe, including its Quantum Engineered Structural Composites® portfolio.

2.
USCAN Distribution Center Expansion. In February 2017, the Company announced it will open a distribution center at its idle Stryker, Ohio plant to serve customers located in Indiana, Illinois, Michigan, Ohio and Wisconsin. This is an extension to the Company's existing distribution services business in order to address the needs of the local market. The Stryker distribution center commenced operations during the fourth quarter of fiscal 2017.

3.
CFO Transition. On November 1, 2016, John W. Richardson was appointed as the Company’s Executive Vice President and Chief Financial Officer, succeeding Joseph J. Levanduski. Mr. Richardson had most recently served as Chief Financial Officer for Qwest Communications International. Prior to that, Mr. Richardson served in progressively senior financial roles at The Goodyear Tire & Rubber Company, including Vice President - Corporate Finance and Chief Accounting Officer, and as Chairman and General Manager of the company's British subsidiary, spanning a 35-year career at Goodyear.

4.
Chief Commercial Officer. On December 14, 2016, Gary Phillips was appointed as the Company's Chief Commercial Officer. In this capacity, Mr. Phillips' newly created organization will work closely with all of the critical stakeholders, in order to build a customer centric, growth oriented sales culture. Mr. Phillips' ability to create impactful relationships with colleagues and customers alike will be critical to the Company's success in reinvigorating its growth plan. Prior to joining A. Schulman, Mr. Phillips served as the Vice President and General Manager of Comcast Cable in West Palm Beach, Florida from 2014 through 2016 and various roles of increasing responsibility with CenturyLink, and its predecessor company Qwest Communications, from 2001 through 2012.

5.
Restructuring Plans. During fiscal 2017, the Company announced restructuring actions that will simplify its product families, further optimize its back-office, and support functions as well as consolidate its manufacturing footprint. The Company reduced headcount by approximately 120 from its fiscal 2017 plans and expects to realize annual savings of approximately $11.0 million.

Results of Operations

FISCAL YEAR 2017 COMPARED WITH FISCAL YEAR 2016

The Company uses net sales to unaffiliated customers, segment gross profit and segment operating income before certain items in order to make decisions, assess performance and allocate resources to each segment. The following discussion regarding the Company’s segment gross profit and segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, Lucent matter costs, restructuring and related expenses including accelerated depreciation, asset impairments, or costs and inventory step-up charges related to business acquisitions. Segment operating income also does not include corporate expenses, such as compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees. For a reconciliation of segment operating income to operating income and income from continuing operations before taxes, please refer to Note 14, Segment Information, of this Annual Report on Form 10-K.

The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, the prior year local currency results by the current year average foreign exchange rates and comparing with current year U.S. dollar results.
Segment Information

	Year Ended August 31,
					Favorable (unfavorable)
EMEA	2017	2016	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,184,826	1,219,294	(34,468)	(2.8)%
Net sales	$1,208,818	$1,239,963	$(31,145)	(2.5)%	$(32,096)	0.1%
Segment gross profit	$161,184	$178,376	$(17,192)	(9.6)%	$(4,209)	(7.3)%
Segment gross profit percentage	13.3%	14.4%
Segment operating income	$67,831	$76,576	$(8,745)	(11.4)%	$(1,989)	(8.8)%
Price per pound	$1.020	$1.017	$0.003	0.3%	$(0.027)	2.9%

EMEA net sales for the year ended August 31, 2017 were $1,208.8 million, a decrease of $31.1 million compared with the prior year. Excluding the unfavorable impact of foreign currency translation of $32.1 million, net sales increased slightly due primarily to passing on a portion of raw material price increases to customers and changes in the product mix, offset by decreased volume of 5.6% in the Performance Materials product family linked to lower distribution volumes.

EMEA gross profit was $161.2 million for the year ended August 31, 2017. Excluding the negative impact of foreign currency translation of $4.2 million, gross profit decreased by $13.0 million or 7.3% primarily due to higher raw material prices and increased logistics costs, partially offset by lower production costs as a result of plant efficiency improvements executed throughout the year.

EMEA operating income for the year ended August 31, 2017 was $67.8 million, a decrease of $8.7 million, or 11.4%, compared with the prior year. Excluding the negative impact of foreign currency translation of $2.0 million, segment operating income decreased by $6.8 million, or 8.8%. Segment operating income decreased primarily due to lower gross profit, as noted above, partially offset by lower selling, general, and administrative ("SG&A") expense of $8.5 million. Excluding the favorable impact of foreign currency of $2.2 million, SG&A expense decreased by $6.3 million primarily due to lower professional fees of $2.6 million and lower employment expenses of $2.4 million, primarily driven by savings from the product family restructuring actions completed earlier in the year.

	Year Ended August 31,

USCAN	2017	2016	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Pounds sold	727,617	778,100	(50,483)	(6.5)%
Net sales	$640,441	$691,369	$(50,928)	(7.4)%
Segment gross profit	$91,768	$115,329	$(23,561)	(20.4)%
Segment gross profit percentage	14.3%	16.7%
Segment operating income	$29,080	$47,062	$(17,982)	(38.2)%
Price per pound	$0.880	$0.889	$(0.009)	(1.0)%

USCAN net sales for the year ended August 31, 2017, were $640.4 million, a decrease of $50.9 million or 7.4% compared with the prior year. The decrease was due to lower volume in the Performance Materials product family of 7.6% and the Custom Concentrates and Services of 4.9%. The decrease in Performance Materials was primarily the result of complexity of the business consolidation in Evansville, Indiana and a decrease in flame retardant business associated with the Lucent matter. The decrease in Custom Concentrates and Services was due to delays associated with qualifications on new and upgraded manufacturing lines and certain low margin commodity business taken in-house by customers.

USCAN gross profit was $91.8 million for the year ended August 31, 2017, a decrease of $23.6 million, or 20.4%, compared to the prior year. The decrease was mainly due to the volume impact as noted above and Performance Materials plant consolidation costs associated with reformulation and processing consistency to meet the Company's standards, partially offset by cost savings from previous plant consolidation efforts. The increased costs associated with qualification of products on newly invested Custom Concentrates and Services manufacturing lines also contributed to the year-over-year decline in gross profit.

USCAN operating income for the year ended August 31, 2017 was $29.1 million compared with $47.1 million the prior year. Segment operating income decreased due to the above noted decrease in gross profit, partially offset by lower SG&A expenses of $5.6 million. The SG&A expense decrease was primarily due to lower compensation expense of $2.2 million related to savings from the product family restructuring and decreased amortization expense of $3.0 million related to the write-down of intangible assets in the fourth quarter of fiscal 2016.

During the last week of fiscal 2017, Hurricane Harvey directly impacted three of our facilities in the Houston, Texas area. The Company currently believes there was minimal property damage; however, Hurricane Harvey temporarily impacted the availability and timing of raw material supply and product shipments to customers from these and other facilities. The Company is in the process of finalizing the financial impact and preparing claims to submit to our insurance provider in fiscal 2018.

	Year Ended August 31,
					Favorable (unfavorable)
LATAM	2017	2016	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	145,296	144,081	1,215	0.8%
Net sales	$179,352	$171,650	$7,702	4.5%	$3,166	2.6%
Segment gross profit	$38,565	$36,886	$1,679	4.6%	$(85)	4.8%
Segment gross profit percentage	21.5%	21.5%
Segment operating income	$23,096	$20,268	$2,828	14.0%	$(418)	16.0%
Price per pound	$1.234	$1.191	$0.043	3.6%	$0.021	1.8%

LATAM net sales for the year ended August 31, 2017 were $179.4 million compared to $171.7 million in the prior year. Excluding the favorable impact of foreign currency translation of $3.2 million, net sales increased by 2.6% primarily driven by strong volume growth in the Performance Materials product family primarily within the automotive market. Additionally, selling price per pound increased primarily due to the Company increasing the prices of its value added products to attempt to offset the increase in raw material costs.

LATAM gross profit was $38.6 million for the year ended August 31, 2017, an increase of $1.7 million or 4.6% compared with the prior year. The increase in gross profit is primarily due to the net sales drivers noted above.

LATAM operating income for the year ended August 31, 2017 was $23.1 million compared with $20.3 million in the prior year, an increase of $2.8 million, or 14.0%. Excluding the negative impact of foreign currency translation of $0.4 million, segment operating income increased by $3.2 million, or 16.0% due to improved gross profit, as noted above, and lower compensation expense of $1.0 million.

	Year Ended August 31,
					Favorable (unfavorable)
APAC	2017	2016	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	187,351	178,488	8,863	5.0%
Net sales	$208,507	$186,911	$21,596	11.6%	$(5,028)	14.2%
Segment gross profit	$35,587	$32,293	$3,294	10.2%	$(1,020)	13.4%
Segment gross profit percentage	17.1%	17.3%
Segment operating income	$19,330	$17,953	$1,377	7.7%	$(647)	11.3%
Price per pound	$1.113	$1.047	$0.066	6.3%	$(0.027)	8.9%

APAC net sales for the year ended August 31, 2017 were $208.5 million, an increase of $21.6 million compared with the prior year. Excluding the unfavorable impact of foreign currency translation of $5.0 million, net sales increased by 14.2%, due to increased volume and improved customer pricing, primarily in the Performance Materials product family. Custom Concentrates and Services volume increased in the electrical & electronics market as the company improved production output and dedicated more capacity to this important value added segment.  Consequently less capacity was dedicated to the commodity grades resulting in decreased volumes.

APAC gross profit for the year ended August 31, 2017 was $35.6 million, an increase of $3.3 million compared with the prior year. Segment gross profit benefited from increased sales, as noted above, and improved product mix, partially offset by negative foreign currency translation of $1.0 million.

APAC operating income for the year ended August 31, 2017 was $19.3 million compared with $18.0 million in the prior year. The increase in segment operating income was primarily due to the aforementioned increase in gross profit, partially offset by a $1.7 million increase in employment costs due to the appointment of key country management positions and increased focus on sales personnel to generate revenue.

	Year Ended August 31,
EC					Favorable (unfavorable)
	2017	2016	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	179,442	175,120	4,322	2.5%
Net sales	$224,006	$206,112	$17,894	8.7%	$1,035	8.2%
Segment gross profit	$56,003	$50,461	$5,542	11.0%	$209	10.6%
Segment gross profit percentage	25.0%	24.5%
Segment operating income	$20,700	$14,885	$5,815	39.1%	$(81)	39.6%
Price per pound	$1.248	$1.177	$0.071	6.0%	$0.005	5.6%

EC net sales for the year ended August 31, 2017 were $224.0 million, an increase of $17.9 million over the prior year. The increase in revenue and price per pound was consistent across all geographic locations and was primarily driven by volume and higher mix of specialized product sales in the oil & gas, sports, leisure & home, and automotive markets.

EC gross profit for the year ended August 31, 2017 was $56.0 million, an increase of $5.5 million over the prior year. Segment gross profit increased primarily driven by the favorable mix from the high margin product sales noted above.

EC operating income for the year ended August 31, 2017 was $20.7 million, an increase of $5.8 million over the prior year. The increase in segment operating income was primarily related to the favorable product mix and strong sales from all regions, as noted above.

	Year Ended August 31,
					Favorable (unfavorable)
Consolidated	2017	2016	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	2,424,532	2,495,083	(70,551)	(2.8)%
Net sales	$2,461,124	$2,496,005	$(34,881)	(1.4)%	$(32,837)	(0.1)%
Asset impairment	$1,053	$401,667	$(400,614)	N.M.	N.M.	N.M.
Operating income (loss)	$85,796	$(309,240)	$395,036	N.M.	$(2,945)	N.M.
Operating income before certain items*	$126,495	$145,947	$(19,452)	(13.3)%	$(3,114)	(11.2)%
Price per pound	$1.015	$1.000	$0.015	1.5%	$(0.014)	2.9%

* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items, refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Year ended August 31,
	2017	2016
	(In thousands)
Operating income (loss)	$85,796	$(309,240)
Costs related to acquisitions and integrations	605	8,789
Restructuring and restructuring related costs (1)	28,960	27,762
Accelerated depreciation	1,890	6,309
CEO transition costs	196	3,399
Asset impairment	1,053	401,667
Curtailment and settlement (gains) losses	2,029	—
Lucent costs	5,966	7,261
Total operating income before certain items	$126,495	$145,947

(1) Restructuring related costs for fiscal 2017 and 2016 of $15.5 million and $16.0 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability, improve efficiency of its operations, comply with new legislation, costs associated with new software implementation that are not eligible for capitalization, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses for fiscal 2017 and 2016 of $13.5 million and $11.8 million, respectively, included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.

Consolidated net sales for the year ended August 31, 2017 were $2,461.1 million compared with $2,496.0 million in the prior year. Excluding the unfavorable impact of foreign currency translation of $32.8 million, net sales were flat, as increases in EC, LATAM and APAC were offset by decreased sales in USCAN.

Operating income was $85.8 million for the year ended August 31, 2017 compared to an operating loss of $309.2 million in the prior year. The increase was primarily due to asset impairments of $401.7 million in the prior year. Total operating income before certain items for the year ended August 31, 2017 was $126.5 million, a decrease of $19.5 million compared with the prior year period. The decrease in total operating income before certain items was primarily due to lower gross profit in USCAN and EMEA and unfavorable foreign currency translation of $3.1 million. These decreases were partially offset by lower SG&A, as noted below, and higher gross profit in EC, LATAM and APAC.

The Company’s SG&A expenses for the year ended August 31, 2017 were $277.4 million compared to $296.7 million in the prior year. SG&A, excluding certain items, was $256.6 million for the year ended August 31, 2017, a decrease of $10.8 million compared with the prior year. The decrease was primarily attributable to lower compensation expense of $4.1 million related to savings from the product family restructuring plan, lower amortization expense of $4.3 million and legal and professional fees of $4.0 million, partially offset by increased variable incentive compensation of $3.1 million and the unfavorable impact of foreign currency translation of $2.0 million. Certain items excluded from SG&A expenses consist of $20.8 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs, Lucent matter costs, and a curtailment gain for the year ended August 31, 2017, and $29.4 million of acquisition and integration activities, restructuring and related costs, CEO transition costs and Lucent matter costs for the year ended August 31, 2016.

The Company experienced foreign currency transaction losses of $1.8 million and $3.5 million for the years ended August 31, 2017 and 2016, respectively. Generally, the foreign currency transaction gains or losses relate to the changes in the value of the U.S. dollar compared with the Euro and other local currencies throughout all regions, and changes between the Euro and other non-Euro European currencies. The Company may enter into foreign exchange forward contracts to reduce the impact of changes in foreign exchange rates on the consolidated statements of operations. These contracts reduce exposure to currency movements affecting the remeasurement of foreign currency denominated assets and liabilities primarily related to trade receivables and payables, as well as intercompany activities. Any gains or losses associated with these contracts, as well as the offsetting gains or losses from the underlying assets or liabilities, are recognized on the foreign currency transaction (gains) losses line in the consolidated statements of operations. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2017 and 2016.

Other income for the years ended August 31, 2017 and 2016 was $1.5 million and $0.8 million, respectively. In both fiscal 2017 and 2016, there were no individually significant transactions.

Net income available to the Company’s common stockholders was income of $25.5 million and a loss of $364.6 million for the years ended August 31, 2017 and 2016, respectively. Foreign currency translation had an unfavorable impact on net income of $2.1 million for the year ended August 31, 2017.

Product Family

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2017		2016
	(In thousands, except for %’s)
Engineered Composites	$224,006	9%	$206,112	8%
Custom Concentrates and Services	1,134,305	46	1,140,814	46
Performance Materials	1,102,813	45	1,149,079	46
Total consolidated net sales	$2,461,124	100%	$2,496,005	100%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	$4,922	$461	$5,383
Fiscal 2016 charges	9,009	2,759	11,768
Fiscal 2016 payments	(10,343)	(2,818)	(13,161)
Translation	(46)	—	(46)
Accrual balance as of August 31, 2016	$3,542	$402	$3,944
Fiscal 2017 charges	11,653	1,867	13,520
Fiscal 2017 payments	(12,559)	(2,236)	(14,795)
Translation	352	57	409
Accrual balance as of August 31, 2017	$2,988	$90	$3,078

Refer to Note 16, Restructuring, of this Annual Report on Form 10-K for further details regarding the Company's restructuring activities.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2017		2016
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$11,317	35.0%	$(128,277)	35.0%
Foreign rate differential, net of U.S. tax on certain foreign current year earnings	2,213	6.8	10,069	(2.7)
Foreign losses with no tax benefit	1,026	3.2	1,866	(0.5)
Worthless stock deduction	(14,735)	(45.6)	—	—
State taxes, net of federal benefit	(3,894)	(12.0)	2,564	(0.7)
Valuation allowance charges (reversals)	—	—	863	(0.2)
Non-deductible goodwill impairment	—	—	106,503	(29.1)
Establishment (resolution) of uncertain tax positions	1,724	5.3	482	(0.1)
Other	509	1.6	(2,710)	0.7
Provision (benefit) for U.S. and foreign income taxes	$(1,840)	(5.7)%	$(8,640)	2.4%

The effective tax rate for the year ended August 31, 2017 was less than the U.S. statutory federal income tax rate primarily because of a worthless stock tax deduction relating to the Company's investment in an insolvent foreign subsidiary. The fiscal 2017 effective tax rate benefit represents a U.S. tax deduction for prior accounting losses for which no tax benefit has previously been allowed.

The effective tax rate for the year ended August 31, 2016 was less than the U.S. statutory federal income tax rate primarily because of goodwill impairment with no tax benefit.

FISCAL YEAR 2016 COMPARED WITH FISCAL YEAR 2015

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

EMEA net sales for the year ended August 31, 2016 were $1,240.0 million, a decrease of $99.4 million compared with the prior year period. Excluding the unfavorable impact of foreign currency translation of $66.5 million, net sales declined by 2.5%, primarily due to decreased volumes in the Performance Materials and Custom Concentrates and Services product families of 10.1% and 5.0%, respectively, as customer purchases decreased due to uncertainty in the future of petroleum-based commodity prices.

EMEA gross profit was $178.4 million for the year ended August 31, 2016. Excluding the negative impact of foreign currency translation of $8.4 million, gross profit decreased by $3.1 million or 1.6% primarily due to lower volumes, as noted above, partially offset by improved product mix.

EMEA operating income for the year ended August 31, 2016 was $76.6 million, a decrease of $1.7 million, or 2.2%, compared to the prior year. Excluding the negative impact of foreign currency translation of $3.1 million, operating income increased by $1.4 million, or 1.8%, due to lower SG&A expense primarily from decreased variable compensation expense.

	Year Ended August 31,

USCAN	2016	2015	Increase (decrease)
	(In thousands, except for %’s and per pound data)
Pounds sold	778,100	644,711	133,389	20.7%
Net sales	$691,369	$610,493	$80,876	13.2%
Segment gross profit	$115,329	$100,550	$14,779	14.7%
Segment gross profit percentage	16.7%	16.5%
Segment operating income	$47,062	$40,713	$6,349	15.6%
Price per pound	$0.889	$0.947	$(0.058)	(6.1)%

USCAN net sales for the year ended August 31, 2016 were $691.4 million, an increase of $80.9 million or 13.2% compared with the prior year period. During the year ended August 31, 2016, the incremental contribution of the Citadel acquisition was $171.6 million and 207.4 million pounds in net sales and volume, respectively. While Citadel provided an incremental benefit during the period, the Citadel net sales and volume decreased 16% and 14%, respectively, when compared to the same prior year period. This is due to the previously disclosed Lucent quality matter and lower demand from customers for recycled materials supplied by Citadel. The prior year period discussion for Citadel is for comparative purposes only given the Company's acquisition of Citadel on June 1, 2015.

The incremental Citadel net sales were partially offset by lower legacy volume in all product families as the Company continues its focus towards a more specialty product portfolio. The agricultural equipment market within the Performance Materials product family experienced a decrease in customer demand due to a slowdown in the market. Additionally, due to lower oil prices, certain customers utilized internal capacity to fulfill their product requirements resulting in a decline in legacy volumes in our Custom Concentrates and Services product family. Since acquiring the Citadel business, our overall Performance Materials' product family sales price per pound has decreased as expected due to the nature of the acquired business which utilizes recycled materials.

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

	Year Ended August 31,
					Favorable (unfavorable)
LATAM	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	144,081	132,021	12,060	9.1%
Net sales	$171,650	$177,463	$(5,813)	(3.3)%	$(12,883)	4.0%
Segment gross profit	$36,886	$31,971	$4,915	15.4%	$(814)	17.9%
Segment gross profit percentage	21.5%	18.0%
Segment operating income	$20,268	$13,061	$7,207	55.2%	$964	47.8%
Price per pound	$1.191	$1.344	$(0.153)	(11.4)%	$(0.090)	(4.7)%

LATAM net sales for the year ended August 31, 2016 were $171.7 million compared to $177.5 million in the prior year period. Excluding the unfavorable impact of foreign currency translation of $12.9 million, net sales increased by 4.0% primarily driven by strong volume growth in all product families due to the Company's successful strategic focus on certain markets and export sales within the region.

LATAM gross profit was $36.9 million for the year ended August 31, 2016, an increase of $4.9 million or 15.4% compared to the prior year. Excluding the unfavorable impact of foreign currency translation of $0.8 million, gross profit increased 17.9% compared to the prior year, primarily due to improved product mix and operational improvements including decreased facilities' costs and labor efficiencies.

LATAM operating income for the year ended August 31, 2016 was $20.3 million compared with $13.1 million in the prior year, an increase of $7.2 million, or 55.2%. Excluding the positive impact of foreign currency translation of $1.0 million, operating income increased by $6.2 million, or 47.8% due to improved gross profit, as noted above, and decreased SG&A expenses primarily related to savings initiatives and the favorable impact of foreign currency translation of $1.8 million.

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

APAC net sales for the year ended August 31, 2016 were $186.9 million, a decrease of $20.9 million compared with the prior year. Excluding the unfavorable impact of foreign currency translation of $16.5 million, net sales decreased by 2.1%, as increased volume in the Custom Concentrates and Services product family was offset by reduced volume in the Performance Materials product family. Sales price per pound decreased 2.1% due to product mix compared to prior year.

APAC gross profit for the year ended August 31, 2016 was $32.3 million, an increase of $3.1 million compared with the prior year. Gross profit benefited from improved product mix, partially offset by negative foreign currency translation of $1.7 million.

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

	Year Ended August 31,
					Favorable (unfavorable)
Consolidated	2016	2015	Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	2,495,083	2,254,595	240,488	10.7%
Net sales	$2,496,005	$2,392,225	$103,780	4.3%	$(96,986)	8.4%
Asset impairment	$401,667	$—	$401,667	N.M.	N.M.	N.M.
Operating income (loss)	$(309,240)	$70,428	$(379,668)	N.M	$(2,851)	N.M.
Total operating income before certain items*	$145,947	$120,704	$25,243	20.9%	$(3,107)	23.5%
Price per pound	$1.000	$1.061	$(0.061)	(5.7)%	$(0.039)	(2.1)%

* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items, refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Year ended August 31,
	2016	2015
	(In thousands)
Operating income (loss)	$(309,240)	$70,428
Costs related to acquisitions and integrations	8,789	17,208
Restructuring and restructuring related costs (1)	27,762	23,411
Accelerated depreciation	6,309	408
CEO transition costs	3,399	6,167
Asset impairment	401,667	—
Lucent costs	7,261	—
Inventory step-up	—	3,082
Total operating income before certain items	$145,947	$120,704

(1)Restructuring related costs for fiscal 2016 and 2015 of $16.0 million and $9.1 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses for fiscal 2016 and 2015 of $11.8 million and $14.3 million, respectively, included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.

Consolidated net sales for the year ended August 31, 2016 were $2,496.0 million compared with $2,392.2 million in the prior year. During fiscal 2016, incremental net sales and volume from the Citadel acquisition contributed $325.4 million and 337.8 million pounds, respectively. Foreign currency translation unfavorably impacted net sales for the year ended August 31, 2016 by $97.0 million.

During the fourth quarter of fiscal 2016, the Company recorded impairment charges of $401.7 million related to goodwill, intangible assets and certain software licenses that were discontinued. Goodwill impairments were recorded by the USCAN Engineered Plastics reporting unit, which is now part of the Performance Materials reporting unit, for $166.8 million, the EC reporting unit for $177.2 million and the EMEA Specialty Powders reporting unit, which is now part of the Custom Concentrates and Services reporting unit, for $16.7 million as of June 1, 2016. The Company is not aware of any triggers which would require an additional goodwill impairment test as of August 31, 2016. Additionally, the Company recorded intangible asset impairment of $34.5 million. The company impaired intangible assets of $7.6 million in the EC segment and $26.9 million in the USCAN segment. These intangibles were part of the Citadel acquisition and the impairment relates to discontinuing the use of certain tradename and developed technology assets. The Company also recorded impairment expense of $6.5 million during the fourth quarter of fiscal 2016 related to certain software licenses that were discontinued.

Operating loss was $309.2 million for the year ended August 31, 2016 compared to operating income of $70.4 million in the prior year. The decrease was primarily due to asset impairments of $401.7 million. Total operating income before certain items for the year ended August 31, 2016 was $145.9 million, an increase of $25.2 million compared with the prior year period. The increase in total operating income before certain items was primarily due to the contribution from the Citadel acquisition of $18.5 million and decreased legacy SG&A expense of $21.3 million as noted below, partially offset by decreased organic gross profit of $14.6 million and the negative impact of foreign currency translation of $3.1 million.

The Company’s SG&A expenses for the year ended August 31, 2016 were $296.7 million compared to $276.2 million in the prior year. SG&A, excluding certain items, was $267.4 million, an increase of $21.9 million for the year ended August 31, 2016 compared with the prior year. The increase was primarily attributable to the incremental SG&A expense of $43.2 million from the Citadel acquisition, partially offset by decreased variable incentive compensation of $13.0 million and the favorable impact of foreign currency translation of $8.1 million. Certain items excluded from SG&A expenses consist of $29.4 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs and Lucent costs for the year ended August 31, 2016, and $30.8 million of acquisition and integration activities, restructuring and related costs and CEO transition costs for the year ended August 31, 2015.

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

Product Family

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2016		2015
	(In thousands, except for %’s)
Engineered Composites	$206,112	8%	$57,133	2%
Custom Concentrates and Services	1,140,814	46	1,227,035	51
Performance Materials	1,149,079	46	1,108,057	47
Total consolidated net sales	$2,496,005	100%	$2,392,225	100%

Restructuring

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2014	$1,441	$371	$1,812
Fiscal 2015 charges	12,711	1,627	14,338
Fiscal 2015 payments	(8,670)	(1,537)	(10,207)
Translation	(560)	—	(560)
Accrual balance as of August 31, 2015	$4,922	$461	$5,383
Fiscal 2016 charges	9,009	2,759	11,768
Fiscal 2016 payments	(10,343)	(2,818)	(13,161)
Translation	(46)	—	(46)
Accrual balance as of August 31, 2016	$3,542	$402	$3,944

Refer to Note 16, Restructuring, of this Annual Report on Form 10-K for further details regarding the Company's restructuring activities.

Income Tax

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates is as follows:

	Year Ended August 31,
	2016		2015
	(In thousands, except for %’s)
U.S. statutory federal income tax rate	$(128,277)	35.0%	$9,951	35.0%
Foreign rate differential, net of U.S. tax on certain foreign current year earnings	10,069	(2.7)	(692)	(2.4)
Foreign losses with no tax benefit	1,866	(0.5)	3,956	14.0
U.S. non-deductible transaction costs	—	—	1,349	4.7
State taxes, net of federal benefit	2,564	(0.7)	(202)	(0.7)
Valuation allowance charges (reversals)	863	(0.2)	(12,279)	(43.2)
Non-deductible goodwill impairment	106,503	(29.1)	—	—
Establishment (resolution) of uncertain tax positions	482	(0.1)	(1,030)	(3.6)
Other	(2,710)	0.7	(554)	(2.0)
Provision (benefit) for U.S. and foreign income taxes	$(8,640)	2.4%	$499	1.8%

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

Purchase Accounting and Goodwill

Business combinations are accounted for at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions.

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

Additional goodwill was recorded in fiscal 2015 as a result of the Compco and Citadel acquisitions. All acquired goodwill was allocated to appropriate reporting units based on relative fair values.

In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standard update removing step two from the goodwill impairment test. If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit's fair value and carrying value. The Company adopted this standard effective March 1, 2017. Refer to Note 1, Business and Summary of Significant Accounting Policies, of this Annual Report on Form 10-K for details.

2017 Annual Goodwill Impairment Test

As of June 1, 2017, the annual goodwill impairment test date for fiscal 2017, goodwill existed in two of the Company's reporting units in EMEA (Custom Concentrates and Services ("CCS") and Performance Materials ("PM")), two reporting units in USCAN (CCS and PM), one reporting unit in LATAM (CCS), two reporting units in APAC (CCS and PM), and Engineered Composites ("EC").

Qualitative Analysis

The Company applied the qualitative goodwill impairment accounting guidance to its LATAM CCS, APAC CCS, and APAC PM reporting units as of June 1, 2017. Qualitative trends and factors considered in the Company's analysis included overall economic conditions, access to capital markets, industry projections, competitive environment, forecasted operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors. These trends and factors were both compared to, and based on, the assumptions used in previous quantitative assessments performed. As of June 1, 2017, the Company concluded that there were no indicators of impairment to the goodwill for the Company's reporting units noted above that were tested on a qualitative basis in fiscal 2017.

Quantitative Analysis

Management used the quantitative fair value measurement for its annual goodwill impairment test as of June 1, 2017 for the following reporting units: EMEA CCS, EMEA PM, USCAN CCS, USCAN PM, and EC. The fair values of all these reporting units were established using an equal weighting of the income (discounted cash flow method) and market (market comparable method) approaches. These valuation methodologies use estimates and assumptions, as noted above. The impairment test incorporates our judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations.

Based on this quantitative analysis, management concluded that as of June 1, 2017, the EMEA CCS, EMEA PM, USCAN CCS and EC reporting units had fair values that substantially exceeded their carrying values. Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2017, the fair value of the USCAN PM reporting unit exceeded its carrying values by 5%. A change in macroeconomic conditions, especially near-term changes in USCAN operating results, as well as future changes in the judgments, assumptions and estimates that were used in the Company's goodwill impairment testing including the discount rate and future cash flow projections, could result in a goodwill impairment. Significant assumptions utilized for the USCAN PM reporting unit included: (i) annual revenue growth rates; (ii) weighted average cost of capital; (iii) slight improvements in margins related to manufacturing efficiencies; and (iv) peer group EBITDA multiples. As of August 31, 2017, the USCAN PM reporting unit had goodwill of $47.1 million. The goodwill associated with these reporting units is primarily the result of the acquisitions made within the last few years. Generally, goodwill recorded in business combinations is more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition. If operating results or economic conditions deteriorate soon after an acquisition, it could result in the impairment of the acquired goodwill.
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

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance is needed. Evidence, such as the results of operations for the current and preceding years, is given more weight than projections of future income, which is inherently uncertain. The Company’s losses in foreign jurisdictions in recent periods provide sufficient negative evidence to require a valuation allowance against certain net deferred tax assets. The Company intends to maintain a valuation allowance against its net deferred tax assets in these foreign jurisdictions until sufficient positive evidence exists to support realization of such assets. In connection with the acquisition of Citadel during fiscal 2015, the Company reversed its valuation allowance on most of its federal deferred tax assets. The reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition.

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

As of August 31, 2017 and 2016, the Company utilized a spot rate approach for the estimation of service and interest cost for its major plans by applying specific spot rates along the yield curve to the relevant projected cash flows.

The Company consults with various actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various local corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plans is 2.1% as of August 31, 2017, compared with 1.5% as of August 31, 2016 and 2.6% as of August 31, 2015. For the other postretirement benefit plan, the rate is 3.4% as of August 31, 2017 compared with 3.1% as of August 31, 2016 and 4.0% as of August 31, 2015. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. Some of the Company’s plans are funded. The weighted-average expected long-term rate of return on assets assumption is 3.1% for fiscal 2017.

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

The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of August 31, 2017:

Change in Assumption	Impact on Fiscal 2017 Benefits Expense	Impact on August 31, 2017 Projected Benefit Obligation for Pension Plans	Impact on August 31, 2017 Projected Benefit Obligation for Postretirement Plans
		(In thousands)
25 basis point decrease in discount rate	$643	$8,785	$222
25 basis point increase in discount rate	$(588)	$(8,355)	$(228)
25 basis point decrease in expected long-term rate of return on assets	$126	$—	$—
25 basis point increase in expected long-term rate of return on assets	$(126)	$—	$—

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

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding, among others, the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rate of interest. The Company uses historical data, corresponding to the vesting period, to determine the assumptions to be used in the Monte Carlo valuation model and has no reason to believe that future data is likely to materially differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future correlation experience and future interest rates may result in a material change to the fair value of such awards. While management believes the Company’s assumptions used are appropriate, significant differences in the Company’s actual experience or significant changes in the Company’s assumptions, including the volatility of the Company’s stock, the correlation rate and the interest rate, may materially affect the Company’s future share-based incentive compensation expense. As of August 31, 2017, there were no market-based awards outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations was $104.7 million, $148.1 million and $60.2 million for the years ended August 31, 2017, 2016 and 2015, respectively. The decrease of $43.4 million in cash provided by operations in fiscal 2017 compared to fiscal 2016 was primarily due to a lower working capital cash inflow compared to the prior period, generating $10.8 million in cash during fiscal 2017 from working capital, as compared to $45.4 million in fiscal 2016. In fiscal 2017, increased accounts receivable of $19.1 million was driven by increased fourth quarter net sales, primarily due to higher raw material prices. The source of cash of $33.8 million from accounts payable was driven by higher raw material prices combined with higher days in payables of three days compared to fiscal 2016. The Company has generated $313.0 million in net cash from operations in fiscal 2017, 2016 and 2015 combined.

Net cash provided from financing activities was a use of cash of $62.5 million in fiscal 2017 compared to a use of cash of $147.2 million in fiscal 2016. This decrease is primarily due to net debt repayments of $30.3 million in fiscal 2017 compared to net debt repayments of $114.8 million in fiscal 2016.

The Company’s cash, cash equivalents, and restricted cash increased $10.6 million since August 31, 2016. This increase was driven primarily by cash from operations of $104.7 million partially offset by capital expenditures of $36.9 million, dividends paid of $31.7 million, and net debt repayments of $30.3 million.

The Company’s approximate working capital days are summarized as follows:

	August 31, 2017	August 31, 2016
Days in receivables	57	56
Days in inventory	47	48
Days in payables	59	56
Total working capital days	45	48

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	August 31, 2017	August 31, 2016	$ Change	% Change
	(In thousands, except for %’s)
Cash, cash equivalents, and restricted cash	$54,019	$43,403	$10,616	24.5%
Working capital, excluding cash and assets held for sale	$257,165	$250,901	$6,264	2.5%
Long-term debt (1)	$885,178	$919,349	$(34,171)	(3.7)%
Total debt (1)	$917,191	$944,796	$(27,605)	(2.9)%
Net debt (1) (2)	$863,172	$901,393	$(38,221)	(4.2)%
Total A. Schulman, Inc.’s stockholders’ equity	$197,018	$159,269	$37,749	23.7%

(1) Long-term debt, Total debt and Net debt at August 31, 2016 have been recast to include debt issuance costs recognized as a deduction from the carrying amount of that debt liability. The debt issuance costs were previously classified as deferred charges and other noncurrent assets on the Company's consolidated balance sheet. Refer to Note 1, Business and Summary of Significant Accounting Policies, for additional information.

(2) Net debt, a non-GAAP financial measure, represents total debt less cash, cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors as it is utilized in leverage calculations.

As of August 31, 2017, 95% of the Company's cash and cash equivalents were held by its foreign subsidiaries, compared to 97% of the Company’s cash and cash equivalents at August 31, 2016. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for servicing outstanding debt. These dividends are typically paid out of current year earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's global cash pooling system. Excess cash in the U.S. and EMEA is generally used to repay outstanding debt.

Working capital, excluding cash and assets held for sale, was $257.2 million as of August 31, 2017, an increase of $6.3 million from August 31, 2016. The primary reasons for the increase in working capital from August 31, 2016 include an increase of $31.7 million in accounts receivable and an increase of $12.8 million in inventory, mostly offset by an increase in accounts payable of $38.8 million.

Capital expenditures for the year ended August 31, 2017 were $36.9 million compared to $51.2 million in the prior year. Capital expenditures for fiscal years 2017 and 2016 primarily relate to the regular and ongoing investment in the Company's manufacturing facilities and global expansion.

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

The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of August 31, 2017.

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

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022. In addition to the required Term Loan quarterly payments due until maturity, the Company repaid $56.0 million of term debt in fiscal 2017. As of August 31, 2017, the Euro Term Loan B Facility has been repaid in full.

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

The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility. In October 2017, the Company amended the Credit Agreement and increased the net leverage ratio covenant to provide the Company additional financial flexibility to execute on its growth strategy. The Company was in compliance with these covenants as of August 31, 2017 and does not believe a subsequent covenant violation is reasonably possible at this time.

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

Below summarizes the Company’s available funds:

	As of August 31,
	2017	2016
	(In thousands)
Existing capacity:
Revolving Facility, due June 2020	$300,000	$300,000
Foreign short-term lines of credit	30,890	37,953
Total capacity from credit lines	$330,890	$337,953
Availability:
Revolving Facility, due June 2020	$242,040	$279,120
Foreign short-term lines of credit	14,660	27,959
Total available funds from credit lines	$256,700	$307,079

Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $67.4 million and $26.6 million as of August 31, 2017 and 2016, respectively, and issued letters of credit of $6.8 million and $4.3 million as of August 31, 2017 and 2016, respectively.

The Company’s underfunded pension liability is $139.1 million as of August 31, 2017. This amount is primarily due to an underfunded plan of $116.2 million in the Company's German subsidiary. Under this plan, no separate vehicle is required to accumulate assets to provide for the payment of benefits. The benefits are paid directly by the Company to the participants. It is anticipated that the German subsidiary will generate sufficient funds from operations to pay these benefits in the future.

During the year ended August 31, 2017, the Company paid cash dividends to common stockholders aggregating to $0.82 per share. The total amount of these dividends was $24.2 million. The Company also paid cash dividends of $60.00 per share to convertible special stockholders during the year ended August 31, 2017. The total amount of these dividends was $7.5 million. Cash flow has been sufficient to fund the payment of these dividends.

On April 3, 2014, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Company repurchased 109,422 shares of common stock under the Program in fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1 plan. No shares were repurchased during fiscal 2016 or 2017. This program expired on April 2, 2017 and was not renewed.

The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. A significant portion of the Company’s operations uses the Euro as its functional currency. The change in the value of all foreign currencies during the year ended August 31, 2017 increased the accumulated other comprehensive income (loss) account by $17.4 million.

Cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends and reduce outstanding debt.

A summary of the Company’s future obligations subsequent to August 31, 2017 is presented below:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Short-Term Debt(a)	$30,874	$—	$—	$—	$30,874
Long-Term Debt(a),(g)	—	224,500	291,625	375,000	891,125
Capital Lease Obligations(a)	1,139	2,880	396	—	4,415
Operating Lease Obligations(b)	17,155	18,876	7,614	12,901	56,546
Purchase Obligations(c)	184,174	20,803	13,188	6,236	224,401
Pension Obligations(d)	5,767	—	—	—	5,767
Postretirement Benefit Obligations(e)	824	1,678	1,547	3,374	7,423
Interest Payments(f)	47,633	89,392	69,952	10,742	217,719
	$287,566	$358,129	$384,322	$408,253	$1,438,270

(a)
Short-term debt, long-term debt and capital lease information is provided in the Notes of this Annual Report on Form 10-K. Short-term debt and long-term debt in the table above exclude capital lease obligations.

(b)	Operating lease information is provided in the Notes of this Annual Report on Form 10-K.

(c)	Purchase obligations include purchase contracts and purchase orders for inventory.

(d)
Pension obligations represent future estimated pension payments to comply with local funding requirements, as well as estimated benefit payments. The projected payments beyond fiscal year 2018 are not currently determinable.

(e)	Postretirement benefit obligations represent the estimated benefit payments of the U.S. postretirement benefit plan using the plan provisions in effect as of August 31, 2017.

(f)
Interest obligations on the Company’s short and long-term debt are included assuming the outstanding debt levels and interest rates will be consistent with those as of August 31, 2017, adjusted for scheduled mandatory payments on term debt.

(g)	The Company's long-term debt consists of Senior Notes, Revolving Facility, Term Loan A and U.S. Term Loan B that mature in June 2023, June 2020, June 2020 and June 2022, respectively.

The Company had $4.2 million of gross unrecognized tax benefits and $1.4 million of accrued interest and penalties on unrecognized tax benefits as of August 31, 2017 for which it could not reasonably estimate the timing and amount of future payments; therefore, no amounts were included in the Company’s future obligations table. Refer to Note 7, Income Taxes, for additional information on unrecognized tax benefits.

The Company’s outstanding commercial commitments as of August 31, 2017 are not material to the Company’s financial position, liquidity or results of operations except as discussed in the Notes of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, Refer to Note 1, Business and Summary of Significant Accounting Policies, to the consolidated financial statements in ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report on Form 10-K.

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

Interest Rate Risk

The Company’s exposure to market risk from changes in interest rates relates primarily to variable rate debt obligations which include the Revolving Facility, Term Loan Facilities, foreign short-term lines of credit and other floating rate debt. As of August 31, 2017, the Company had $543.5 million outstanding against these facilities. Borrowing costs may fluctuate depending upon the volatility of interest rates and amounts borrowed. There would be an estimated $2.2 million impact on annual interest expense from a 10% increase or decrease in market rates of interest on outstanding variable rate borrowings as of August 31, 2017.

Foreign Currency Exchange Risk

The Company conducts business on a multinational basis in a variety of foreign currencies. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from anticipated transactions from international trade and repatriation of foreign earnings. The Company’s principal foreign currency exposures relate to the Euro, British pound sterling, Polish zloty, Brazilian real and Argentine peso, among others.

The Company enters into forward exchange contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The potential change in fair value as of August 31, 2017 for such financial instruments from an increase or decrease of 10% in quoted foreign currency exchange rates would be $0.8 million.

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
A. Schulman, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A. Schulman, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of A. Schulman, Inc. and its subsidiaries as of August 31, 2017 and August 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended August 31, 2017 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
October 25, 2017

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$2,461,124	$2,496,005	$2,392,225
Cost of sales	2,081,361	2,095,085	2,031,215
Selling, general and administrative expenses	277,365	296,725	276,244
Restructuring expense	13,520	11,768	14,338
Asset impairment	1,053	401,667	—
Curtailment and settlement (gains) losses	2,029	—	—
Operating income (loss)	85,796	(309,240)	70,428
Interest expense	53,195	54,548	22,613
Bridge financing fees	—	—	18,750
Foreign currency transaction (gains) losses	1,781	3,491	3,363
Other (income) expense, net	(1,513)	(774)	(1,438)
Gain on early extinguishment of debt	—	—	(1,290)
Income (loss) from continuing operations before taxes	32,333	(366,505)	28,430
Provision (benefit) for U.S. and foreign income taxes	(1,840)	(8,640)	499
Income (loss) from continuing operations	34,173	(357,865)	27,931
Income (loss) from discontinued operations, net of tax	—	1,861	(133)
Net income (loss)	34,173	(356,004)	27,798
Noncontrolling interests	(1,147)	(1,118)	(1,169)
Net income (loss) attributable to A. Schulman, Inc.	33,026	(357,122)	26,629
Convertible special stock dividends	7,500	7,500	2,438
Net income (loss) available to A. Schulman, Inc. common stockholders	$25,526	$(364,622)	$24,191

Weighted-average number of shares outstanding:
Basic	29,401	29,300	29,149
Diluted	29,515	29,300	29,483

Basic earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.87	$(12.51)	$0.83
Income (loss) from discontinued operations	—	0.07	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.87	$(12.44)	$0.83

Diluted earnings per share available to A. Schulman, Inc. common stockholders
Income (loss) from continuing operations	$0.86	$(12.51)	$0.83
Income (loss) from discontinued operations	—	0.07	(0.01)
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.86	$(12.44)	$0.82

Cash dividends per common share	$0.82	$0.82	$0.82
Cash dividends per share of convertible special stock	$60.00	$60.00	$14.50

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$34,173	$(356,004)	$27,798
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax of $0 in 2017, $0 in 2016 and $7,076 in 2015	17,355	(20,831)	(72,526)
Net change in net actuarial gains (losses), net of tax of $(6,300) in 2017, $7,288 in 2016 and $(2,743) in 2015	15,192	(16,597)	6,086
Net change in prior service (costs) credits, net of tax of $0 for all periods presented	(520)	(509)	(507)
Other comprehensive income (loss)	32,027	(37,937)	(66,947)
Comprehensive income (loss)	66,200	(393,941)	(39,149)
Less: comprehensive income (loss) attributable to noncontrolling interests	976	442	991
Comprehensive income (loss) attributable to A. Schulman, Inc.	$65,224	$(394,383)	$(40,140)

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2017	August 31, 2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,251	$35,260
Restricted cash	768	8,143
Accounts receivable, net	408,439	376,786
Inventories	276,459	263,617
Prepaid expenses and other current assets	36,712	40,263
Assets held for sale	5,676	—
Total current assets	781,305	724,069
Net property, plant and equipment	298,703	314,822
Deferred charges and other noncurrent assets	77,847	88,161
Goodwill	263,735	257,773
Intangible assets, net	332,190	362,614
Total assets	$1,753,780	$1,747,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$318,820	$280,060
U.S. and foreign income taxes payable	4,900	8,985
Accrued payroll, taxes and related benefits	46,951	47,569
Other accrued liabilities	61,761	67,704
Short-term debt	32,013	25,447
Total current liabilities	464,445	429,765
Long-term debt	885,178	919,349
Pension plans	135,691	145,108
Deferred income taxes	37,699	59,013
Other long-term liabilities	23,735	25,844
Total liabilities	1,546,748	1,579,079
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,529 shares in 2017 and 48,510 shares in 2016	48,529	48,510
Additional paid-in capital	279,207	275,115
Accumulated other comprehensive income (loss)	(88,523)	(120,721)
Retained earnings	220,357	219,039
Treasury stock, at cost, 19,063 shares in 2017 and 19,069 shares in 2016	(382,841)	(382,963)
Total A. Schulman, Inc.’s stockholders’ equity	197,018	159,269
Noncontrolling interests	10,014	9,091
Total equity	207,032	168,360
Total liabilities and equity	$1,753,780	$1,747,439
The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance at August 31, 2014	$—	$48,185	$268,545	$(16,691)	$606,898	$(379,894)	$9,408	$536,451
Comprehensive income (loss)				(66,769)	26,629		991	(39,149)
Noncontrolling interests' distributions							(1,750)	(1,750)
Cash dividends paid on common stock, $0.82 per share					(24,024)			(24,024)
Cash dividends paid on convertible special stock, $14.50 per share					(1,813)			(1,813)
Purchase 109 shares of treasury stock						(3,335)		(3,335)
Issuance of treasury stock			117			108		225
Stock options exercised		3	61					64
Restricted stock issued, net of forfeitures		331	(331)					—
Redemption of common stock to cover tax withholdings		(150)	(4,849)					(4,999)
Amortization of restricted stock			10,270					10,270
Tax windfall (shortfall) related to share-based incentive compensation			506					506
Issuance of convertible special stock, net of issuance costs	120,289							120,289
Balance at August 31, 2015	120,289	48,369	274,319	(83,460)	607,690	(383,121)	8,649	592,735
Comprehensive income (loss)				(37,261)	(357,122)		442	(393,941)
Cash dividends paid on common stock, $0.82 per share					(24,029)			(24,029)
Cash dividends paid on convertible special stock, $60.00 per share					(7,500)			(7,500)
Issuance of treasury stock			67			158		225
Stock options exercised		2	31					33
Restricted stock issued, net of forfeitures		190	(190)					—
Redemption of common stock to cover tax withholdings		(51)	(1,088)					(1,139)
Amortization of restricted stock			2,278					2,278
Tax windfall (shortfall) related to share-based incentive compensation			(302)					(302)
Balance at August 31, 2016	120,289	48,510	275,115	(120,721)	219,039	(382,963)	9,091	168,360
Comprehensive income (loss)				32,198	33,026		976	66,200
Noncontrolling interests' distributions							(53)	(53)
Cash dividends on common stock, $0.82 per share					(24,208)			(24,208)
Cash dividends paid on convertible special stock, $60.00 per share					(7,500)			(7,500)
Issuance of treasury stock			69			122		191
Restricted stock issued, net of forfeitures		41	(41)					—
Redemption of common stock to cover tax withholdings		(22)	(689)					(711)
Amortization of restricted stock			4,753					4,753
Balance at August 31, 2017	$120,289	$48,529	$279,207	$(88,523)	$220,357	$(382,841)	$10,014	$207,032

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Operating from continuing and discontinued operations:
Net income (loss)	$34,173	$(356,004)	$27,798
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	43,768	49,925	37,257
Amortization	35,038	39,339	21,983
Deferred tax provision	(21,970)	(37,919)	(19,253)
Pension, postretirement benefits and other compensation	9,520	3,516	7,560
Restricted stock compensation - CEO transition costs, net of cash	—	—	4,789
Asset impairment	1,053	401,667	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19,077)	28,227	(2,395)
Inventories	(3,911)	44,627	(17,382)
Accounts payable	33,806	(27,465)	(8,139)
Income taxes	(2,793)	12,549	(3,342)
Tax windfall related to share-based incentive compensation	—	—	(506)
Accrued payroll and other accrued liabilities	(9,360)	(9,319)	18,359
Other assets and long-term liabilities	4,471	(1,016)	(6,559)
Net cash provided from (used in) operating activities	104,718	148,127	60,170
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(36,866)	(51,238)	(42,587)
Proceeds from the sale of assets	4,401	1,366	1,985
Distributions from (investments in) equity investees	250	—	(12,456)
Business acquisitions, net of cash	—	—	(808,258)
Net cash provided from (used in) investing activities	(32,215)	(49,872)	(861,316)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,208)	(24,029)	(24,024)
Cash dividends paid to special stockholders	(7,500)	(7,500)	(1,813)
Increase (decrease) in short-term debt	6,328	2,945	(8,759)
Borrowings on long-term debt	392,593	244,231	1,430,513
Repayments on long-term debt including current portion	(429,187)	(362,002)	(713,717)
Payment of debt issuance costs	—	—	(15,007)
Noncontrolling interests' distributions	(53)	—	(1,750)
Tax windfall related to share-based incentive compensation	—	—	506
Issuances of common stock, common and treasury	191	258	289
Issuances of convertible special stock, net	—	—	120,289
Redemptions of common stock	(711)	(1,139)	(4,999)
Purchases of treasury stock	—	—	(3,335)
Net cash provided from (used in) financing activities	(62,547)	(147,236)	778,193
Effect of exchange rate changes on cash	660	(4,488)	(15,668)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,616	(53,469)	(38,621)
Cash, cash equivalents, and restricted cash at beginning of year	43,403	96,872	135,493
Cash, cash equivalents, and restricted cash at end of year	$54,019	$43,403	$96,872

Cash paid during the year for:
Interest	$49,044	$54,432	$11,187
Income taxes	$20,932	$22,392	$22,651

The accompanying notes are an integral part of the consolidated financial statements.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

A. Schulman, Inc. (the “Company”) is an international supplier of high-performance plastic compounds and resins. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electronics & electrical, agriculture, personal care & hygiene, custom services, and sports, home & leisure. The Company employs approximately 4,900 people and has 54 manufacturing facilities in the United States & Canada ("USCAN"), Latin America ("LATAM"), Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Engineered Composites ("EC") segments.

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2017 presentation.

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

The Monte Carlo valuation model requires assumptions based on management’s judgment regarding the volatility of the Company’s stock, the correlation between the Company’s stock price and that of its peer companies and the expected rates of interest. The Company uses historical data, corresponding to the vesting period, to determine all of the assumptions used in the Monte Carlo valuation model. The expected volatility assumption is based on daily stock price historical volatility. The correlation between the Company’s stock price and each of the peer companies is determined based on historical daily stock prices of the Company and each of the peer companies. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. As of August 31, 2017, there were no market-based awards outstanding.

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

Income Taxes

The Company recognizes income taxes during the period in which transactions enter into the determination of financial statement income. Accordingly, deferred taxes are provided for temporary differences between the book and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. No taxes are provided on certain foreign earnings which are permanently reinvested. Accruals for uncertain tax positions are provided for in accordance with accounting rules related to uncertainty in income taxes. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Refer to Note 7, Income Taxes, of this Annual Report on Form 10-K for further discussion on income taxes.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These cash equivalents are primarily money-market funds and short-term time deposits. The money-market funds are rated primarily A or higher by third parties. Management monitors the placement of its cash given the current credit market. The recorded amount of these cash equivalents approximates fair value. Investments with maturities between three and twelve months are considered to be short-term investments. As of August 31, 2017 and 2016, the Company did not hold any short-term investments.

Restricted Cash

Restricted cash of $0.8 million as of August 31, 2017 represents cash and cash equivalents held in an escrow account for the future cash settlement of a commitment to a local government. The cash will be paid over the next 12 months. Restricted cash of $8.1 million as of August 31, 2016 included proceeds from tax return refunds for certain Citadel acquisition entities for periods prior to the Company's ownership. These tax refunds were repaid to the seller during the second quarter of fiscal 2017 and $7.5 million of these refunds repaid to the seller are subject to an equitable lien related to the Lucent Matter. Refer to Note 17, Contingencies and Claims, of this Annual Report on Form 10-K for further discussion.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	August 31, 2017	August 31, 2016	August 31, 2015	August 31, 2014
	(In thousands)
Cash and cash equivalents	$53,251	$35,260	$96,872	$135,493
Restricted cash	768	8,143	—	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$54,019	$43,403	$96,872	$135,493

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management records an allowance for doubtful accounts receivable based on the current and projected credit quality of the Company’s customers, customer payment history and other factors that affect collectability. Changes in these factors or changes in economic circumstances could result in changes to the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts on a periodic basis. Trade accounts receivables are charged off against the allowance for doubtful accounts when the Company determines it is probable the account receivable will not be collected. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company does not have any off-balance sheet exposure related to its customers. Refer to Note 3, Allowance for Doubtful Accounts, of this Annual Report on Form 10-K for further discussion on the allowance for doubtful accounts.

Inventories

Inventories are recorded at lower of cost or net realizable value. Cost is determined using the weighted-average cost or first-in, first-out method. The Company generally does not distinguish between raw materials and finished goods because numerous products that can be sold as finished goods are also used as raw materials in the production of other inventory items. Management establishes an estimated excess and obsolete inventory reserve based on historical experience and amounts expected to be realized for slow-moving and obsolete inventory.

Assets Held for Sale

During fiscal 2017, the Company began actively marketing for sale certain properties and machinery and equipment at recently closed plants in the U.S. and Europe. As of August 31, 2017, the Company has $5.7 million of assets held for sale classified on the consolidated balance sheet that represents the net book value of these properties along with certain machinery and equipment. We expect the sale of those assets to be completed within the next twelve months and have, accordingly, presented the held for

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale assets as current and depreciation has ceased. Based on the present real estate market and discussions with the Company's real estate adviser, no impairment of the recorded amounts has occurred as of August 31, 2017.

Subsequent to August 31, 2017, the Company sold two properties, previously classified as held for sale, received cash proceeds of $6.1 million and recognized a gain of $3.1 million.

Property, Plant and Equipment and Depreciation

The components of net property, plant and equipment at August 31, 2017 and 2016 were as follows:

	August 31, 2017	August 31, 2016
	(In thousands)
Property, plant and equipment, at cost:
Land and improvements	$31,933	$32,957
Buildings and leasehold improvements	186,785	184,291
Machinery and equipment	471,978	447,932
Furniture and fixtures	34,628	34,457
Construction in progress	17,860	20,431
Gross property, plant and equipment	743,184	720,068
Accumulated depreciation	444,481	405,246
Net property, plant and equipment	$298,703	$314,822

Property, plant and equipment is recorded at cost. The cost of significant betterments and improvements are capitalized in the property accounts. Capital expenditures for each fiscal year exclude liabilities that are included in accounts payable of $1.9 million, $8.8 million and $4.4 million as of August 31, 2017, 2016 and 2015, respectively.

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

Purchase Accounting, Goodwill and Other Intangible Assets

Business combinations are accounted for at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions.

Goodwill is tested for impairment annually as of June 1 for all reporting units. If circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment during interim periods between annual tests. Management uses judgment to determine whether to use a qualitative or quantitative fair value measurement approach. Qualitative trends and factors considered in the Company's analysis included overall economic conditions, access to capital markets, industry projections, competitive environment, forecasted operating results, business strategy, stock price and market capitalization, and other relevant qualitative trends and factors. The fair value used in the quantitative

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

analysis is established using an equal weighting of the income and market approaches. The impairment test incorporates our judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. These valuation methodologies use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

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

Refer to Note 2, Business Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for further discussion on acquisitions, goodwill and other intangible assets.

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

Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with the applicable accounting guidance which requires all derivatives, whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. The Company’s foreign exchange forward contracts are adjusted to their fair market value through the consolidated statement of operations. Gains or losses on foreign exchange forward contracts that relate to specific transactions are recognized in the consolidated statement of operations offsetting the underlying foreign currency gains or losses. Currently, the Company does not designate any of these contracts as hedges. Refer to Note 6, Fair Value Measurement, of this Annual Report on Form 10-K for further discussion on derivative instruments and hedging activities.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 6, Fair Value Measurement, of this Annual Report on Form 10-K for further discussion on fair value measurements.

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

In November 2016, the FASB issued an accounting standard update requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company early adopted this standard effective December 1, 2016. The Company has $0.8 million and $8.1 million of restricted cash on its consolidated balance sheet as of August 31, 2017 and 2016, respectively, whose cash flow statement classification changed to align with the new guidance.

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

In August 2014, the FASB issued new accounting guidance regarding how a company considers its ability to continue as a going concern, regardless of the Company's performance or financial position. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The Company adopted this standard effective September 1, 2016.

Accounting Standards Issued, To Be Adopted By The Company In Future Periods

In March 2017, the FASB issued an accounting standard update requiring that an employer report the pension service cost component in the same line items as compensation costs, but report all other components of net periodic pension cost in a line below operating income. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company had pension service cost of $5.8 million and $5.1 million during the twelve months ended August 31, 2017 and 2016, respectively. Total net periodic pension cost was $12.7 million and $10.3 million during the twelve months ended August 31, 2017 and 2016, respectively. The Company plans to adopt this standard on September 1, 2018.

In March 2016, the FASB issued new guidance which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early adoption is permitted. The Company anticipates maintaining its current policy to estimate forfeitures expected to occur to determine stock-based compensation expense and does not expect the adoption of the standard to have a material impact on the consolidated financial statements. The Company will adopt this standard on September 1, 2017.

In February 2016, the FASB issued new accounting guidance which requires companies to recognize a lease liability and right-of-use asset on the balance sheet for operating leases with a term greater than one year. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company regularly enters into operating leases which previously did not require recognition on the balance sheet. The Company has developed its project plan, is currently evaluating the effects this standard will have on its consolidated financial statements and plans to adopt this standard on September 1, 2019.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, and as subsequently updated, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company preliminarily expects to use the modified retrospective method. The Company is continuing to evaluate the impact of the standard, and the planned adoption method is subject to change. Currently, the Company is in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance.

No other new accounting pronouncements issued or with effective dates during fiscal 2017 had or are expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITIONS

Citadel

On June 1, 2015, the Company acquired all of the issued and outstanding shares of Citadel, a privately held portfolio company of certain private equity firms, for $801.6 million. Citadel was a plastics materials science business that produced engineered composites and engineered plastics for specialty product applications spanning multiple industries including mobility, industrial & construction, consumer, electrical, energy and healthcare & safety. The acquisition was intended to expand the Company's presence, especially in the North America engineered plastics markets as well as balance the global geographic footprint, and give the Company a second growth platform with its added-value specialty engineered composites business. The acquisition was intended to enhance the Company's existing portfolio and presented attractive expansion opportunities in other fast-growing sectors such as aerospace, medical, LED lighting and oil & gas. Refer to Note 17, Contingencies and Claims, of this Annual Report on Form 10-K for details on the Company's ongoing litigation against the defendants related to the Citadel acquisition.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Citadel acquisition is primarily the result of anticipated synergies resulting from the consolidation and centralization of manufacturing and global purchasing activities, insurance savings, and elimination of duplicate corporate administrative costs and the previously discussed market expansion. The Company allocated goodwill to its USCAN Engineered Plastics reporting unit, which is now part of the Performance Materials reporting unit, and to its global Engineered Composites reporting unit. Except for certain pre-acquisition tax-deductible goodwill, none of the goodwill associated with this transaction is deductible for income tax purposes.

Certain goodwill and intangible assets from the Citadel acquisition were subsequently impaired during fiscal 2016. Refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for details.

Net sales, income before taxes and net income attributable to A. Schulman, Inc. from the Citadel acquisition are included in fiscal 2017 and 2016 results. Amounts included in the Company’s results in fiscal 2015 are as follows:

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

For the Year Ended August 31,
2015
Unaudited
(In thousands, except per share data)
Net sales	$2,769,560
Net income (loss) available to A. Schulman, Inc. common stockholders	$23,870
Net income (loss) per share of common stock attributable to A. Schulman, Inc. - diluted	$0.81

The unaudited pro forma information has been adjusted with respect to certain aspects of the acquisition to reflect the following:

•
Citadel acquired The Composites Group (“TCG”) in November of 2014. For purposes of the pro forma information disclosed above, the TCG acquisition was included as if the acquisition date was as of September 1, 2013.

•
Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Citadel assets acquired and liabilities assumed, including intangible assets, fixed assets and expense associated with the fair value step-up of inventory acquired.

•	Increased interest expense due to additional borrowings to fund the acquisition.

•	Adjustment of valuation allowances associated with U.S. deferred tax assets.

•	To push back acquisition-related costs of $14.1 million to September 1, 2013. These costs were included in the Company’s results of operations for the year ended August 31, 2015.

•	To push back costs associated with the Bridge Financing of $18.8 million to September 1, 2013. These costs were expensed during the third quarter of fiscal 2015.

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed as of September 1, 2013, nor are they indicative of the future operating results of the Company.

Other Business Acquisitions

The following table summarizes the Company's other business acquisition for the periods presented:

Transaction Description	Date of Transaction	Purchase Consideration (In millions)	Segment
Compco Pty. Ltd.	September 2, 2014	$6.7	APAC
A manufacturer of masterbatches and custom color with operations in Australia

The Company incurred $0.6 million, $8.8 million and $17.3 million of acquisition and integration related costs, primarily included in selling, general & administrative expenses, during fiscal 2017, 2016 and 2015, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The change in the Company’s allowance for doubtful accounts is as follows:

	For the Year Ended August 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$11,341	$10,777	$10,844
Provision	2,062	2,097	1,956
Write-offs, net of recoveries	(2,801)	(1,445)	(973)
Translation effect	569	(88)	(1,050)
Ending balance	$11,171	$11,341	$10,777

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company’s carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2015	$75,714	$285,791	$11,695	$901	$249,482	$623,583
Acquisitions (1)	—	(2,633)	—	—	2,154	(479)
Impairment	(16,752)	(166,789)	—	—	(177,167)	(360,708)
Translation	(4,931)	—	233	35	40	(4,623)
Balance as of August 31, 2016	54,031	116,369	11,928	936	74,509	257,773
Translation	4,149	—	1,600	(2)	215	5,962
Balance as of August 31, 2017	$58,180	$116,369	$13,528	$934	$74,724	$263,735

(1) Activity relates to adjustments to preliminary purchase price allocations, primarily due to inventory and deferred tax adjustments.

The decrease in goodwill during fiscal 2016 is primarily due to goodwill impairment of $360.7 million, which also represents total accumulated impairment expense recognized to-date, and is included in asset impairment charges in the Company's consolidated statements of operations. During 2016, the EMEA Specialty Powers ("SP") reporting unit, which is now part of the EMEA Custom Concentrates & Services ("CCS") reporting unit, the USCAN Engineered Plastics ("EP") reporting unit, which is now part of the USCAN Performance Materials ("PM") reporting unit, and the EC reporting unit did not meet volume and revenue expectations. Additionally, the reporting units associated with the Citadel acquisition had lower margins than planned due, in part, to remediation and changes in business practices undertaken to address the Lucent quality matter (USCAN PM), as well as the impact of the current oil and gas market (EC).

The Company completed its annual impairment review of goodwill as of June 1, 2017 and noted no impairment. Based on the quantitative fair value measurements performed, the Company concluded that the fair value of the USCAN PM reporting unit exceeded its carrying values by 5%. The Company is not aware of any triggers which would require a goodwill impairment test as of August 31, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes intangible assets with finite useful lives by major category:

	As of August 31, 2017			As of August 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$359,227	$(91,910)	$267,317	$359,713	$(67,207)	$292,506
Developed technology	73,171	(18,574)	54,597	72,657	(13,864)	58,793
Registered trademarks and tradenames	18,347	(8,071)	10,276	18,097	(6,782)	11,315
Total finite-lived intangible assets	$450,745	$(118,555)	$332,190	$450,467	$(87,853)	$362,614

Amortization expense for intangible assets was $31.7 million, $36.1 million and $19.4 million for fiscal 2017, 2016 and 2015, respectively. The weighted-average useful life of our finite-lived intangible assets as of August 31, 2017 is 12.0 years.

During the fourth quarter of fiscal 2016, the Company discontinued the use of certain tradenames and developed technology associated with the Citadel acquisition. While the Company initially concluded there was value to these assets at the time of the acquisition in June 2015, while performing the ASC 360 test in the fourth quarter of fiscal 2016, the Company determined that there was no value for these intangible assets and recorded intangible asset impairment of $34.5 million. This determination was based on the abandonment of the majority of the Citadel tradenames following the acquisition integration in the fourth quarter of fiscal 2016 primarily as a result of the Lucent matter. The developed technology impairment was a result of the Lucent matter, as significant changes were required to thermoplastic formulations subsequent to the acquisition. The company impaired intangible assets of $7.6 million in the EC segment and $26.9 million in the USCAN segment which are included in asset impairment charges in the Company's consolidated statements of operations.

Estimated future amortization expense for intangible assets is as follows:

Estimated Future Amortization Expense
(In thousands)
Year ended August 31,
2018	$30,917
2019	30,514
2020	30,334
2021	28,924
2022	27,066

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	As of August 31,
	2017	2016
	(In thousands)
Notes payable and other, due within one year	$17,263	$10,333
Current portion of long-term debt	14,750	15,114
Short-term debt	$32,013	$25,447
Short-term weighted average interest rate	6.20%	7.58%

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$51,250	$17,279
Term Loan A, LIBOR plus applicable spread, due June 2020	166,250	177,500
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	298,115	341,407
Euro Term Loan B, LIBOR plus applicable spread, due June 2022	—	14,678
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,276	3,727
Unamortized debt issuance costs	(8,713)	(10,242)
Long-term debt	$885,178	$919,349

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

The Notes contain certain covenants that, among other things, limit the ability, in certain circumstances, of the Company to incur additional indebtedness, pay dividends or other restricted payments, incur liens on assets, enter into transactions with affiliates, merge or consolidate with another company, and transfer or sell all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of August 31, 2017.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Revolving Facility and Term Loan A Facility each mature on June 1, 2020, and the U.S. Term Loan B Facility and Euro Term Loan B Facility each mature on June 1, 2022. In addition to the required Term Loan quarterly payments due until maturity, the Company repaid $56.0 million of term debt in fiscal 2017. As of August 31, 2017, the Euro Term Loan B Facility has been repaid in full.

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

The Credit Agreement contains certain covenants that, among other things, restrict the Company and its subsidiaries' ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens. In addition, the Company is required to maintain a minimum interest coverage ratio and cannot exceed a maximum net debt leverage ratio for the Revolving Facility and Term Loan A Facility. In October 2017, the Company amended the Credit Agreement and increased the net leverage ratio covenant to provide the Company additional financial flexibility to execute on its growth strategy. The Company was in compliance with these covenants as of August 31, 2017 and does not believe a subsequent covenant violation is reasonably possible at this time.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s available funds:

	As of August 31,
	2017	2016
	(In thousands)
Existing capacity:
Revolving Facility, due June 2020	$300,000	$300,000
Foreign short-term lines of credit	30,890	37,953
Total capacity from credit lines	$330,890	$337,953
Availability:
Revolving Facility, due June 2020	$242,040	$279,120
Foreign short-term lines of credit	14,660	27,959
Total available funds from credit lines	$256,700	$307,079

Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $67.4 million and $26.6 million as of August 31, 2017 and 2016, respectively, and issued letters of credit of $6.8 million and $4.3 million as of August 31, 2017 and 2016, respectively.

Aggregate maturities of debt, including capital lease obligations, subsequent to August 31, 2017 are as follows (in thousands):

Year ended August 31,
2018	$32,013
2019	19,582
2020	207,798
2021	3,728
2022	288,293
2023 and thereafter	375,000
Less: unamortized discount and unamortized debt issuance costs	(9,223)
Total debt	917,191

NOTE 6 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value:

	August 31, 2017				August 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$286	$—	$286	$—	$487	$—	$487	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$268	$—	$268	$—	$951	$—	$951	$—

The Company's cash and cash equivalents are recorded at cost, which approximates fair value. The carrying value of the Company's variable-rate debt approximates fair value. The fair value of the Company’s long-term fixed-rate Senior Notes, based on quoted market prices, was $389.5 million as of August 31, 2017. The fair value of the Company's long-term fixed-rate Senior Notes, estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, was $378.8 million as of August 31, 2016. The carrying value of this debt was $375.0 million as of August 31, 2017 and 2016, respectively.

The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The aggregate notional amount of foreign exchange forward contracts outstanding was $92.7 million and $115.9 million as of

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of August 31, 2017 and 2016.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2017, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the period presented.

Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the fourth quarter of fiscal 2016, for the purpose of impairment evaluation, the Company measured the implied fair value of the Company's goodwill and long-lived assets within the EMEA SP reporting unit, which is now part of the EMEA CCS reporting unit, the USCAN EP reporting unit, which is now part of the USCAN PM reporting unit, and the EC reporting unit. We utilized income and market approaches to determine the fair value of these Level 3 assets. For more information, refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K. There were no other significant assets or liabilities that were remeasured at fair value on a non-recurring basis as of August 31, 2017 and 2016.

NOTE 7 — INCOME TAXES

Income (loss) from continuing operations before taxes is as follows:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
U.S.	$(32,930)	$(433,199)	$(43,770)
Foreign	65,263	66,694	72,200
Income from continuing operations before taxes	$32,333	$(366,505)	$28,430

The provisions for U.S. and foreign income taxes consist of the following:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Current taxes:
U.S.	$(1,561)	$813	$1,674
Foreign	21,691	28,466	18,078
Total current tax expense (benefit)	20,130	29,279	19,752
Deferred taxes:
U.S.	(18,552)	(34,069)	(19,985)
Foreign	(3,418)	(3,850)	732
Total deferred tax expense (benefit)	(21,970)	(37,919)	(19,253)
Total income tax expense (benefit)	$(1,840)	$(8,640)	$499

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory U.S. federal income tax rate with the effective tax rates of (5.7)% in 2017, 2.4% in 2016, and 1.8% in 2015 is as follows:

	Year Ended August 31,
	2017		2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In thousands, except for %s)
U.S. statutory federal income tax rate	$11,317	35.0%	$(128,277)	35.0%	$9,951	35.0%
Foreign rate differential, net of U.S. tax on certain foreign current year earnings	2,213	6.8	10,069	(2.7)	(692)	(2.4)
Foreign losses with no tax benefit	1,026	3.2	1,866	(0.5)	3,956	14.0
Worthless stock deduction	(14,735)	(45.6)	—	—	—	—
U.S. non-deductible transaction costs	—	—	—	—	1,349	4.7
State taxes, net of federal benefit	(3,894)	(12.0)	2,564	(0.7)	(202)	(0.7)
Valuation allowance charges (reversals)	—	—	863	(0.2)	(12,279)	(43.2)
Non-deductible goodwill impairment	—	—	106,503	(29.1)	—	—
Establishment (resolution) of uncertain tax positions	1,724	5.3	482	(0.1)	(1,030)	(3.6)
Other	509	1.6	(2,710)	0.7	(554)	(2.0)
Provision (benefit) for U.S. and foreign income taxes	$(1,840)	(5.7)%	$(8,640)	2.4%	$499	1.8%

Deferred tax assets and (liabilities) consist of the following:

	As of August 31,
	2017	2016
	(In thousands)
Pensions	$23,585	$28,400
Inventory reserves	3,503	2,176
Bad debt reserves	2,071	1,680
Accruals	6,509	7,844
Postretirement benefits other than pensions	6,599	6,255
Foreign net operating loss carryforwards	23,305	21,967
Foreign tax credit carryforwards	5,442	5,442
Alternative minimum tax carryforwards	1,493	2,289
Interest carryforwards	6,039	2,713
U.S. net operating loss carryforwards	35,288	33,059
Other	11,299	13,498
Gross deferred tax assets	125,133	125,323
Valuation allowance	(33,648)	(29,089)
Total deferred tax assets	91,485	96,234
Property, plant and equipment	(12,039)	(16,194)
Intangibles	(80,991)	(89,919)
Unremitted foreign earnings	—	(9,003)
Other	(4,529)	(3,925)
Gross deferred tax liabilities	(97,559)	(119,041)
Net deferred tax assets (liabilities)	$(6,074)	$(22,807)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for the year ended August 31, 2017 was less than the U.S. statutory federal income tax rate primarily because of a worthless stock tax deduction relating to the Company's investment in an insolvent foreign subsidiary. The fiscal 2017 effective tax rate benefit represents a U.S. tax deduction for prior accounting losses for which no tax benefit has previously been allowed.

As of August 31, 2017, the Company has a U.S. federal net operating loss carryforward of $83.5 million which will begin to expire in 2035, resulting in a deferred tax asset of $29.3 million. In connection with the acquisition of Citadel during the year ended August 31, 2015, the Company reversed its valuation allowance on most of its federal deferred tax assets. This reversal was due to deferred tax liabilities recorded as part of the Citadel acquisition.

As of August 31, 2017, the Company has foreign net operating loss carryforwards of $76.7 million resulting in a deferred tax asset of $23.3 million. These foreign net operating loss carryforwards are primarily from countries with unlimited carryforward periods, but include $4.9 million of carryforwards subject to expiration in years 2020 to 2025. A valuation allowance totaling $15.1 million has been recorded against this deferred tax asset where recovery of the carryforward is uncertain.

As of August 31, 2017, the Company has domestic state and local net operating loss carryforwards of $166.9 million resulting in a deferred tax asset of $6.0 million partially offset by a valuation allowance of $4.3 million. These net operating loss carryforwards expire in years 2018 to 2037.

As of August 31, 2017, the Company has $2.3 million in foreign tax credit carryforwards that will expire in 2019 and $5.4 million of foreign tax credit carryforwards that will expire in 2025. The foreign tax credit carryforwards have been offset by a full valuation allowance.

The amount of foreign tax credit carryforwards and U.S. net operating loss carryforwards shown in the table above for fiscal 2017 has been reduced by unrealized stock compensation attributes of $2.6 million.

As of August 31, 2017, the Company has $1.5 million of alternative minimum tax carryforwards which have an unlimited carryforward period.

Deferred charges included $31.6 million and $36.2 million from the tax effect of temporary differences at August 31, 2017 and 2016, respectively.

As of August 31, 2017, the Company’s gross unrecognized tax benefits totaled $4.2 million. If recognized $3.3 million of the total unrecognized tax benefits would favorably affect the Company’s effective tax rate. The Company elects to report interest and penalties related to income tax matters in income tax expense. At August 31, 2017, the Company had $1.4 million of accrued interest and penalties on unrecognized tax benefits.

The Company's statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2013 onward, Belgium - from 2015 onward, other foreign jurisdictions - from 2011 onward.

The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$2,993	$2,031	$3,845
Decreases related to prior year tax positions	(194)	(53)	(259)
Increases related to prior year tax positions	1,661	275	509
Increases related to current year tax positions	489	826	61
Settlements	(945)	—	(376)
Lapse of statute of limitations	—	(71)	(1,192)
Foreign currency impact	223	(15)	(557)
Ending balance	$4,227	$2,993	$2,031

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2017, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $515.9 million because the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the plan obligations and assets, the recorded liability and accumulated other comprehensive income (loss) ("AOCI") are as follows:

	Pension Benefits				Other Postretirement Benefits
	2017		2016		2017	2016
	(In thousands)
Benefit obligation at beginning of year	$(198,385)		$(165,205)		$(10,491)	$(10,137)
Service cost	(5,816)		(5,051)		(3)	(3)
Interest cost	(2,348)		(4,198)		(249)	(390)
Participant contributions	(55)		(155)		(42)	(47)
Actuarial gains (losses)	18,499		(36,159)		(208)	(755)
Settlements	7,171		—		—	—
Curtailments	318		1,369		—	—
Benefits paid	4,289		4,597		921	841
Plan amendments	10		—		—	—
Translation adjustment	(8,341)		6,417		—	—
Benefit obligation at end of year	$(184,658)		$(198,385)		$(10,072)	$(10,491)
Fair value of plan assets at beginning of year	$50,066		$44,325		$—	$—
Actual return on assets	264		8,365		—	—
Employer contributions	5,124		5,658		879	794
Participant contributions	55		155		42	47
Settlements	(7,075)	—	—	—	—	—
Benefits paid	(4,289)		(4,597)		(921)	(841)
Translation adjustment	1,396		(3,840)		—	—
Fair value of plan assets at end of year	$45,541		$50,066		$—	$—
Underfunded	$(139,117)		$(148,319)		$(10,072)	$(10,491)
Classification of net amount recognized:
Accrued payroll, taxes and related benefits	$(3,426)		$(3,211)		$(819)	$(805)
Long-term liabilities	(135,691)		(145,108)		(9,253)	(9,686)
Net amount recognized	$(139,117)		$(148,319)		$(10,072)	$(10,491)
Amounts recognized in AOCI:
Net actuarial (gain) loss	$52,249		$73,922		$(766)	$(974)
Net prior service cost (credit)	118		132		(357)	(899)
Net amount recognized in AOCI	$52,367		$74,054		$(1,123)	$(1,873)
Change in plan assets and benefit obligations recognized in AOCI:
Net actuarial (gain) loss	$(17,577)		$28,358		$208	$755
Prior service cost (credit)	(11)		—		—	—
Amortization of net actuarial (loss) gain	(3,962)		(2,843)		—	56
Amortization of prior service (cost) credit	(11)		(32)		542	541
Settlement/curtailment gains (losses)	(2,052)		(68)		—	—
Translation adjustment	1,926		(2,324)		—	—
Total change in AOCI	$(21,687)		$23,091		$750	$1,352

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended August 31,			Year Ended August 31,
	2017	2016	2015	2017	2016	2015
	(In thousands)
Service cost	$5,816	$5,051	$4,609	$3	$3	$3
Interest cost	2,348	4,198	4,362	249	390	440
Expected return on plan assets	(1,502)	(1,934)	(1,799)	—	—	—
Amortization of prior service cost (credit)	11	32	144	(542)	(597)	(541)
Recognized (gains) losses due to plan settlements	2,258	—	—	—	—	—
Recognized (gains) losses due to plan curtailments	(229)	68	—	—	—	—
Recognized net actuarial loss (gain)	3,985	2,843	2,884	—	—	—
Total net periodic benefit cost	$12,687	$10,258	$10,200	$(290)	$(204)	$(98)

Amounts expected to be amortized from AOCI and included in total net periodic benefit cost during the year ended August 31, 2018, are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Net actuarial loss (gain)	$2,791	$—
Prior service cost (credit)	11	(241)
Total	$2,802	$(241)

Selected information regarding the Company’s pension and OPEB plans is as follows:

	As of August 31,
	2017	2016
	(In thousands)
Pension Plans:
All plans:
Accumulated benefit obligation	$184,151	$183,298
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$184,658	$198,385
Accumulated benefit obligation	$171,300	$183,298
Fair value of plan assets	$45,541	$50,066
Plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	$—	$—
Fair value of plan assets	$—	$—

OPEB Plan:
Accumulated benefit obligation	$10,072	$10,491
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$10,072	$10,491
Accumulated benefit obligation	$10,072	$10,491

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The underfunded position of the pension plans is primarily related to the Company’s German and United Kingdom pension plans. As of August 31, 2017, the Company’s German and United Kingdom pension plans are underfunded by $124.0 million. In Germany, there are no statutory requirements for funding while in the United Kingdom there are certain statutory minimum funding requirements.

Pension Benefits

Assumptions used to determine pension obligations and expense follow:

Assumptions used to determine benefit obligation	2017	2016	2015
Discount rate	2.1%	1.5%	2.6%
Rate of compensation increase	2.1%	2.1%	2.4%

Assumptions used to determine expense	2017	2016	2015
Discount rate used to determine benefit obligation	1.5%	2.6%	2.8%
Discount rate used to determine service cost	1.6%	2.6%	2.8%
Discount rate used to determine interest cost	1.2%	2.6%	2.8%
Expected long-term return on plan assets	3.1%	4.5%	4.7%
Rate of compensation increase	2.1%	2.4%	2.4%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The discount rates were determined using appropriate bond data for each country.

Other Postretirement Benefits

Assumptions used to determine other postretirement benefits obligations and expense follow:

Assumptions used to determine benefit obligation	2017	2016	2015
Discount rate	3.4%	3.1%	4.0%

Assumptions used to determine expense	2017	2016	2015
Discount rate used to determine benefit obligation	3.1%	4.0%	3.8%
Discount rate used to determine service cost	2.9%	4.0%	3.8%
Discount rate used to determine interest cost	2.5%	4.0%	3.8%
Initial health care cost trend rate	6.3%	6.5%	6.8%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Year ultimate health care trend rate is achieved	2023	2023	2023

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

For fiscal 2018, the Company, in consultation with its actuaries, has selected assumptions used to determine expense yielding a weighted-average discount rate of 2.1% to determine benefit obligation, 2.4% to determine service cost, 1.7% to determine

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest cost, expected long-term return on plan assets of 3.4% and rate of compensation increase of 1.8% for its defined benefit pension plans. For its postretirement benefit plan, the Company, in consultation with its actuaries, has selected assumptions used to determine expense yielding a weighted-average discount rate of 3.4% to determine benefit obligation, 3.3% to determine service cost, and 2.8% to determine interest cost for fiscal 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the OPEB plan. A one-percentage point change in assumed health care cost trend rates would have the following effects as of August 31, 2017:

	One-Percentage - Point Increase	One-Percentage - Point Decrease
	(In thousands)
Effect on aggregate of service and interest cost components of net periodic postretirement benefit cost	$24	$(21)
Effect on accumulated postretirement benefit obligation	$865	$(753)

The Company’s pension plan weighted-average asset allocation and target allocation, by asset category are as follows:

	Plan Assets		Target Allocation
	As of August 31,		As of August 31,
Asset Category	2017	2016	2017	2016
Equity securities	29%	22%	27%	20%
Debt securities	18%	18%	6%	9%
Fixed insurance contracts	50%	59%	64%	70%
Cash	1%	1%	1%	1%
Real Estate	2%	—%	2%	—%
Total	100%	100%	100%	100%

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

The fair values of the Company’s pension plan assets, all of which are for foreign plans, are as follows:

	As of August 31, 2017				As of August 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities	$13,149	$7,550	$5,599	$—	$10,940	$1,615	$9,325	$—
Debt securities	8,133	5,844	2,289	—	8,969	4,905	4,064	—
Fixed insurance contracts	23,002	—	—	23,002	29,855	—	—	29,855
Cash	442	442	—	—	302	302	—	—
Other	815	—	—	815	—	—	—	—
Total	$45,541	$13,836	$7,888	$23,817	$50,066	$6,822	$13,389	$29,855

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in fair value of the Company’s pension plan assets classified as Level 3, all of which are for foreign plans, is as follows:

	2017	2016
	(In thousands)
Balance, beginning of fiscal year	$29,855	$18,538
Actual return on plan assets	(14,315)	11,539
Purchases, sales, issuances, and settlements, net	3,322	2,864
Foreign currency translation	4,955	(3,086)
Balance, end of fiscal year	$23,817	$29,855

The Company expects to contribute $5.8 million for its pension obligations and $0.8 million to its other postretirement plan in fiscal 2018. The benefit payments, which reflect expected future service, are as follows:

Year Ended August 31,	Pension Benefits	OPEB Benefits
	(In thousands)
2018	$4,869	$833
2019	4,694	854
2020	5,154	823
2021	5,336	772
2022	5,446	775
Years 2023 — 2027	34,260	3,374

The Company maintains several defined contribution plans that cover domestic and foreign employees. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. Certain plans have eligibility requirements related to age and period of service with the Company. Certain plans have salary deferral features that enable participating employees to contribute up to a certain percentage of their earnings, subject to statutory limits and certain foreign plans require the Company to match employee contributions in cash. Employee contributions to the Company’s U.S. 401(k) plans have matching features whereas the Company will match a participant’s contribution up to a pre-approved amount of the participant’s annual salary. The total expense for defined contribution plans was $4.1 million, $3.9 million and $4.2 million in 2017, 2016 and 2015, respectively.

NOTE 9 — CONVERTIBLE SPECIAL STOCK

The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of special stock. The Board of Directors may designate these shares of special stock with special designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions prior to issuance.

On May 4, 2015, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations (the "Certificate of Designation") for the purpose of amending its Restated Certificate of Incorporation to fix the designations, preferences, limitations and relative rights of 125,000 shares of the Company’s 6.00% Cumulative Perpetual Convertible Special Stock, without par value (the “Convertible Special Stock”). On May 4, 2015, the Company received gross cash proceeds of $125.0 million from the sale of 125,000 shares of Convertible Special Stock. As of August 31, 2017, the $120.3 million amount recorded in the Convertible Special Stock line in the balance sheet is net of issuance costs of $4.7 million.
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will rank senior to the Convertible Special Stock.

Dividends. Holders of Convertible Special Stock are entitled to receive cumulative dividends at the rate of 6.00% per annum on the $1,000 liquidation preference per share of the Convertible Special Stock. When declared by the Company’s Board of Directors, dividends will be payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2015. The Company paid $7.5 million, $7.5 million, and $1.8 million of convertible special stock dividends during fiscal 2017, 2016, and 2015 respectively and currently intends to pay future dividends in cash.

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

Liquidation. In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, each holder of Convertible Special Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, a liquidation preference per share of Convertible Special Stock equal to $1,000 ($125.0 million in aggregate for the 125,000 shares outstanding as of August 31, 2017) plus accumulated dividends to the date fixed for liquidation, winding-up or dissolution in the order described within Ranking above.

Redemption. The Convertible Special Stock has no maturity date, is not redeemable by the Company at any time and will remain outstanding unless converted by the holders or mandatorily converted by the Company as described below.

Optional Conversion by Holders. Each share of Convertible Special Stock is convertible, at the holder’s option at any time, into shares of common stock at the initial conversion rate of approximately 19.1113 shares of common stock of the Company (which is equivalent to an initial conversion price of approximately $52.33 per share) to one share of Convertible Special Stock. The conversion rate is subject to specified adjustments as set forth in the Certificate of Designation. There have been no conversions as of August 31, 2017.

If the Company undergoes a fundamental change, as defined in the Certificate of Designation, and a holder converts its shares of Convertible Special Stock at any time beginning at the opening of business on the trading day immediately following the effective date of such fundamental change and ending at the close of business on the 30th trading day immediately following such effective date, the holder will receive, for each share of Convertible Special Stock surrendered for conversion, a number of shares of common stock of the Company as set forth in the Certificate of Designations. There have been no fundamental changes as of August 31, 2017.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)(4)	Pension and Other Retiree Benefits(2)		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2014	$22,786	$(39,477)		$(16,691)
Other comprehensive income (loss) before reclassifications, net of tax of $7,076 related to foreign currency translation gains (losses), and ($1,682) related to pension and other retiree benefits	(72,526)	4,152		(68,374)
Amounts reclassified to earnings, net of tax of ($456)	—	1,427	(3)	1,427
Net current period other comprehensive income (loss)	(72,526)	5,579		(66,947)
Less: comprehensive income (loss) attributable to noncontrolling interests	(178)	—		(178)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(72,348)	5,579		(66,769)
Balance as of August 31, 2015	(49,562)	(33,898)		(83,460)
Other comprehensive income (loss) before reclassifications, net of tax of $0 related to foreign currency translation gains (losses), and $7,912 related to pension and other retiree benefits	(20,831)	(18,827)		(39,658)
Amounts reclassified to earnings, net of tax of ($1,061)	—	1,721	(3)	1,721
Net current period other comprehensive income (loss)	(20,831)	(17,106)		(37,937)
Less: comprehensive income (loss) attributable to noncontrolling interests	(676)	—		(676)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(20,155)	(17,106)		(37,261)
Balance as of August 31, 2016	(69,717)	(51,004)		(120,721)
Other comprehensive income (loss) before reclassifications, net of tax of $0 related to foreign currency translation gains (losses), and ($4,634) related to pension and other retiree benefits	17,355	10,855		28,210
Amounts reclassified to earnings, net of tax of ($1,667)	—	3,817	(3)	3,817
Net current period other comprehensive income (loss)	17,355	14,672		32,027
Less: comprehensive income (loss) attributable to noncontrolling interests	(171)	—		(171)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	17,526	14,672		32,198
Balance as of August 31, 2017	$(52,191)	$(36,332)		$(88,523)

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
(3) Represents amortization of net actuarial loss and prior service costs. Fiscal 2017 includes a curtailment gain of $229 and settlement charges of $2,281, and fiscal 2016 includes a curtailment charge of $68. There were no curtailments or settlements recognized in fiscal 2015.
(4) The tax amounts on the foreign currency loss relate to a note denominated in euros which was repaid in fiscal 2015.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SHARE-BASED INCENTIVE COMPENSATION PLANS

On December 9, 2010, the Company’s stockholders approved the adoption of the A. Schulman, Inc. 2010 Value Creation Rewards Plan (“2010 Rewards Plan”). On December 12, 2014, upon approval by its stockholders and Board of Directors, the Company adopted the A. Schulman, Inc. 2014 Equity Incentive Plan ("2014 Equity Incentive Plan"). The 2014 Equity Incentive Plan provides for the grant of various share-based incentive compensation awards and unless terminated earlier, will continue until December 12, 2024. A total of 2,000,000 shares of common stock may be issued under the 2014 Equity Incentive Plan. It has been the Company’s practice to issue new shares of common stock upon stock option exercise and the vesting of awards under these plans. As of August 31, 2017, there were 259,904 shares of common stock available for grant pursuant to the Company’s 2010 Rewards Plan, and 707,269 shares of common stock available for grant pursuant to the Company’s 2014 Equity Incentive Plan. The restricted stock awards outstanding under these plans have service vesting periods of three years following the date of grant. Also, certain of these awards have performance vesting conditions.

The following table summarizes the activity of time-based and performance-based restricted stock awards:

	Awards Outstanding		Weighted-Average Fair Market Value (per share)
	Time- Based	Performance- Based	Time- Based	Performance- Based
Outstanding at August 31, 2016	86,715	585,492	$27.94	$27.77
Granted	234,620	227,220	$29.54	$32.55
Vested	(22,992)	(25,007)	$31.86	$34.42
Forfeited	(36,113)	(179,504)	$26.89	$31.84
Outstanding at August 31, 2017	262,230	608,201	$29.17	$28.82

Time-based awards are valued at the fair market value on the date of grant, have voting rights and earn dividends throughout the vesting period which are subject to the same vesting terms as the underlying restricted stock awards. The weighted-average grant date fair value of time-based awards granted during the years ended August 31, 2017, 2016 and 2015 were $29.54, $22.95 and $33.90, respectively.

Performance-based awards vest based on market or performance conditions and do not have voting rights. Included in the outstanding performance-based awards as of August 31, 2017 are 304,101 performance-based awards which earn dividends throughout the vesting period, and the remaining performance-based awards which do not earn dividends. Earned dividends are subject to the same vesting terms as the underlying performance-based awards.

The fair value of the 608,201 performance-based awards in the table above is based on the closing price of the Company’s common stock on the date of the grant. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

The weighted-average grant date fair value of the performance-based awards granted in fiscal 2017, 2016 and 2015 were $32.55, $22.93 and $33.90 per share, respectively.

A summary of stock option activity is as follows:

	Outstanding Shares Under Option	Weighted-Average Exercise Price
Outstanding at August 31, 2016	—	$—
Granted	173,200	$32.55
Exercised	—	$—
Forfeited and expired	(1,200)	$32.55
Outstanding at August 31, 2017	172,000	$32.55
Exercisable at August 31, 2017	—	$—

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no stock options exercised for the year ended August 31, 2017. The total intrinsic value of stock options exercised for the years ended August 31, 2016 and 2015 was not material.

In fiscal 2017, the Company granted 173,200 stock options with a weighted average exercise price of $32.55 and a weighted average fair value of $10.41. The fair value of the stock options was estimated using a Black Scholes model with the following assumptions:

Expected term: 6.5 years
Risk-free rate: 2.22%
Volatility: 39.1%
Dividend yield: 2.52%

The Company did not grant stock options in fiscal 2016 or 2015.

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to nonvested share-based incentive compensation arrangements as of August 31, 2017 was $6.9 million. This cost is expected to be recognized over a weighted-average period of 1.6 years. As of August 31, 2017, the weighted average remaining term for outstanding stock options was 9.36 years.

The Company made $0.8 million in cash payments for cash-settled restricted stock units and cash-based awards during both fiscal 2017 and fiscal 2016.

During fiscal 2017 and 2016, the Company granted non-employee directors 16,317 shares and 24,624 shares of unrestricted common stock, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each calendar quarter (the “Investment Date”). The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed ratably over the three month offering period. All employees, including officers, are eligible to participate in this plan. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan. The Company recorded minimal expense related to the ESPP during fiscal 2017, 2016 and 2015. It is the Company’s current practice to use treasury shares for the share settlement on the Investment Date.

The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Time-based and performance-based restricted stock awards	$3,538	$879	$4,071
Stock options	328	—	—
Unrestricted awards	1,253	564	631
CEO transition costs	—	—	6,167
Total share-based incentive compensation	$5,119	$1,443	$10,869

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

The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from income (loss) from continuing operations and net income (loss). The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For fiscal years 2017, 2016, and 2015 the accumulated dividend per share on conversion exceeds basic EPS, therefore the respective 2,388,913, 2,388,913, and 772,502 shares related to the convertible special stock were considered anti-dilutive.

The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Weighted-average shares outstanding:
Basic	29,401	29,300	29,149
Incremental shares from equity awards	114	—	334
Incremental shares from convertible special stock	—	—	—
Diluted	29,515	29,300	29,483

Diluted weighted-average shares outstanding for fiscal 2017 and 2016 excludes approximately 110,000 and 745,000 shares related to equity awards which are potentially dilutive in future periods, as their inclusion would have been anti-dilutive. During fiscal 2015, there were no anti-dilutive shares related to equity awards that were excluded from diluted weighted-average shares outstanding.

NOTE 13 — LEASES

The Company leases certain equipment, buildings, vehicles and computer equipment. Total rental expense was $23.4 million in 2017, $22.4 million in 2016 and $18.1 million in 2015. The approximate future minimum rental commitments for non-cancelable operating leases, excluding obligations for taxes and insurance, are as follows:

Year Ended August 31,	Minimum Rental Commitments
(In thousands)
2018	$17,155
2019	11,769
2020	7,107
2021	4,318
2022	3,296
2023 and thereafter	12,901
Total minimum rental commitments	$56,546

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

The following table summarizes net sales to unaffiliated customers by segment:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
EMEA	$1,208,818	$1,239,963	$1,339,355
USCAN	640,441	691,369	610,493
LATAM	179,352	171,650	177,463
APAC	208,507	186,911	207,781
EC	224,006	206,112	57,133
Total net sales to unaffiliated customers	$2,461,124	$2,496,005	$2,392,225
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended August 31, 2017, 2016, and 2015.

Below the Company presents gross profit by segment:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
EMEA	$161,184	$178,376	$189,860
USCAN	91,768	115,329	100,550
LATAM	38,565	36,886	31,971
APAC	35,587	32,293	29,238
EC	56,003	50,461	14,536
Total segment gross profit	383,107	413,345	366,155
Inventory step-up	—	—	(3,082)
Accelerated depreciation and restructuring related costs (1)	(3,097)	(7,571)	(1,796)
Costs related to acquisitions and integrations	(57)	(2,769)	(267)
Lucent costs (2)	(190)	(2,085)	—
Total gross profit	$379,763	$400,920	$361,010

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of segment operating income to operating income (loss) and income (loss) from continuing operations before taxes:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
EMEA	$67,831	$76,576	$78,313
USCAN	29,080	47,062	40,713
LATAM	23,096	20,268	13,061
APAC	19,330	17,953	14,401
EC	20,700	14,885	5,454
Total segment operating income	160,037	176,744	151,942
Corporate	(33,542)	(30,797)	(31,238)
Costs related to acquisitions and integrations	(605)	(8,789)	(17,208)
Restructuring and related costs (1)	(28,960)	(27,762)	(23,411)
Accelerated depreciation	(1,890)	(6,309)	(408)
CEO transition costs	(196)	(3,399)	(6,167)
Asset impairment	(1,053)	(401,667)	—
Curtailment and settlement gains (losses)	(2,029)	—	—
Lucent costs (2)	(5,966)	(7,261)	—
Inventory step-up	—	—	(3,082)
Operating income (loss)	85,796	(309,240)	70,428
Interest expense	(53,195)	(54,548)	(22,613)
Bridge financing fees	—	—	(18,750)
Foreign currency transaction gains (losses)	(1,781)	(3,491)	(3,363)
Other income (expense), net	1,513	774	1,438
Gain on early extinguishment of debt	—	—	1,290
Income (loss) from continuing operations before taxes	$32,333	$(366,505)	$28,430

(1) Restructuring related costs of $15.5 million, $16.0 million, and $9.1 million for fiscal 2017, 2016 and 2015, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization, improve efficiency of its operations or comply with new legislation, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses for fiscal 2017, 2016 and 2015 of $13.5 million, $11.8 million, and $14.3 million respectively, included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
(2) Refer to Note 17, Contingencies and Claims, of this Annual Report on Form 10-K for additional discussion on this matter. Lucent costs in costs of sales include additional product and manufacturing operational costs for reworking inventory. Lucent costs in selling, general and administrative expenses include legal and investigative costs. In addition, in the year ended August 31, 2016, Lucent costs in SG&A also include dedicated internal personnel costs that would have otherwise been focused on normal operations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes identifiable assets by segment:

	As of August 31,
	2017	2016	2015
	(In thousands)
Identifiable assets:
EMEA	$611,364	$594,599	$701,263
USCAN	564,464	599,586	861,985
LATAM	107,468	86,105	96,210
APAC	146,455	131,356	126,965
EC	324,029	335,793	553,459
Total identifiable assets	$1,753,780	$1,747,439	$2,339,882

The following tables summarize depreciation and amortization and capital expenditures by segment:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Depreciation and amortization expense:
EMEA	$21,203	$22,646	$21,730
USCAN	31,714	39,139	24,197
LATAM	3,681	3,822	3,255
APAC	5,167	5,409	5,424
EC	17,041	18,248	4,634
Total depreciation and amortization expense	$78,806	$89,264	$59,240
Capital expenditures:
EMEA	$12,053	$17,763	$21,321
USCAN	12,259	17,447	10,332
LATAM	4,264	5,514	3,597
APAC	4,258	9,322	6,895
EC	4,032	1,192	442
Total capital expenditures	$36,866	$51,238	$42,587

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of net sales by point of origin and long-lived assets by location:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Net sales:
United States	$772,434	$807,673	$632,906
Germany	404,081	415,965	432,822
France	163,544	170,304	195,507
Other international	1,121,065	1,102,063	1,130,990
Total net sales	$2,461,124	$2,496,005	$2,392,225

	As of August 31,
	2017	2016	2015
	(In thousands)
Long lived assets:
United States	$131,326	$149,098	$159,394
Germany	25,177	25,716	27,224
France	28,530	26,450	18,472
Other international	113,670	113,558	109,404
Total long lived assets	$298,703	$314,822	$314,494

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Year Ended August 31,
	2017		2016		2015
	(In thousands, except for %’s)
Engineered Composites	$224,006	9%	$206,112	8%	$57,133	2%
Custom Concentrates and Services	1,134,305	46	1,140,814	46	1,227,035	51
Performance Materials	1,102,813	45	1,149,079	46	1,108,057	47
Total consolidated net sales	$2,461,124	100%	$2,496,005	100%	$2,392,225	100%

NOTE 15 — RESEARCH AND DEVELOPMENT

Research and development expenditures were $19.8 million in fiscal 2017 and 2016, and $17.8 million in fiscal 2015. The Company continues to invest in research and development activities as management believes it is important to the future of the Company.

NOTE 16 — RESTRUCTURING

Fiscal 2017 Restructuring Plans

USCAN Plan

During the second quarter of fiscal 2017, the Company approved plans to close its facility in Fontana, California and shift production to other U.S. facilities. The Company reduced headcount by approximately 10 as a result of this plan upon the closure of the facility in the fourth quarter of fiscal 2017. The Company recorded $0.7 million of pre-tax employee-related costs during fiscal 2017. The Company does not expect to incur any additional charges, make any additional cash payments, and has no balance accrued for this plan as of August 31, 2017 as the plan is considered complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Product Family Simplification Plan

During the first quarter of fiscal 2017, the Company announced plans to reduce middle management and consolidate the number of product families from six to three. This action simplified the management structure and processes of the product families and allowed the Company to refocus on the priority of sales growth. The Company eliminated approximately 60 positions during fiscal 2017, primarily in EMEA and USCAN. The Company recorded $6.6 million of pre-tax employee-related costs during fiscal 2017. As of August 31, 2017, the company has a balance of $0.9 million accrued for this plan. The Company does not expect any additional charges related to this plan. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.

EMEA Plans

During the second quarter of fiscal 2017, the Company announced plans to close its facility in L'Arbresle, France and shift production to other EMEA facilities. The Company reduced headcount in fiscal 2017 by approximately 20 as a result of this plan. The Company recorded $1.6 million of pre-tax employee-related costs during fiscal 2017. The Company does not expect any additional charges related to this plan and has a balance of $0.9 million accrued for this plan as of August 31, 2017. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.

In the first quarter of fiscal 2017, the Company approved plans to further streamline EMEA operations and back-office functions. The Company reduced headcount in EMEA by approximately 30 as a result of this plan. During fiscal 2017, the Company recorded $1.6 million of pre-tax employee-related costs. The Company does not expect any additional charges related to this plan and has a balance of $0.3 million accrued for this plan as of August 31, 2017. Cash payments related to this plan are expected to occur through fiscal 2018 as the plan is completed.

Fiscal 2016 Restructuring Plans

Global Headcount Reduction Plan

In the third quarter of fiscal 2016, the Company approved a plan for a global headcount reduction to drive further efficiency and cost savings in the organization, primarily in the USCAN segment and Corporate location. The Company reduced headcount by approximately 60 as a result of this plan. The Company recorded minimal and $4.0 million of pre-tax employee-related and other charges during fiscal 2017 and 2016. The Company has no balance accrued for this plan as of August 31, 2017. The Company does not expect any additional charges or payments related to this plan as the plan is considered complete.

USCAN Plans

In the third quarter of fiscal 2016, the Company announced plans to create an Accounting and Shared Service Center of Excellence ("U.S. SSC") in Fairlawn, Ohio that will be responsible for back office processes for all U.S. and Canada operations (USCAN and EC segments). The Company reduced headcount by approximately 25 throughout the U.S. through fiscal 2017, partially offset by the addition of approximately 15 associates at the U.S. SSC. The Company recorded $0.9 million and $0.7 million of pre-tax employee-related and other costs during fiscal 2017 and 2016, respectively. As of August 31, 2017, the Company has a balance of $0.5 million accrued for the employee-related costs related to this plan. The Company anticipates recording less than $1.0 million of additional pre-tax employee-related charges through fiscal 2018. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.

In fiscal 2016, as part of the Company’s previously announced Citadel acquisition integration strategy and a careful evaluation of capacity utilization and manufacturing capabilities, the Company closed three manufacturing facilities in Evansville, Indiana and consolidated production into other existing facilities in the area. The Company recorded $0.4 million of pre-tax employee-related and other charges and $4.8 million of accelerated depreciation costs during fiscal 2016. Additionally, the Company recorded approximately $0.5 million of pretax machinery and equipment accelerated depreciation during fiscal 2017. The Company has no balance accrued for this plan as of August 31, 2017, and does not expect any additional charges or payments related to this plan as the plan is considered complete.

EC Plan

In the second quarter of fiscal 2016, the Company approved plans to optimize the Engineered Composites segment administrative functions and reduced headcount by approximately 10 in fiscal 2016. The Company recorded $1.2 million of pre-tax employee-related restructuring expense during fiscal 2016. As of August 31, 2017, the Company has no balance accrued for

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this plan. The Company does not expect any additional charges or cash payments related to this plan as the plan is considered complete.

Fiscal 2015 Restructuring Plans

EMEA Plans

In October 2014, the Company announced actions to optimize the back-office and support functions in EMEA. The Company reduced headcount in EMEA by approximately 40 during fiscal 2015. The Company recorded pretax employee-related and other charges of $0.2 million and $5.9 million during fiscal 2016 and 2015, respectively. As of August 31, 2017, the Company has no balance accrued and does not expect any additional charges or payments for this plan.

In May 2015, the Company announced plans to relocate its EMEA Shared Service Center from Londerzeel, Belgium to Poznan, Poland as part of the Company’s ongoing cost control initiatives. The Company reduced headcount by approximately 40 employees in Belgium during fiscal 2016, offset by headcount additions in Poland. The Company recorded pretax employee-related and other charges of $1.2 million and $2.3 million during fiscal 2016 and 2015, respectively. As of August 31, 2017, the Company has no balance accrued for this plan and does not expect any additional charges or payments in fiscal 2018.

In August 2015, the Company approved plans to integrate the existing Paris, Montereau, and Beaucaire, France facilities into one new facility in St. Germain-Laval. As a result of this consolidation, the Company reduced headcount by approximately 20 in fiscal 2016, partially offset by the addition of approximately 15 associates at the Company's new facility. The Company recognized $0.3 million, $2.3 million, and $0.7 million in pre-tax employee-related and other charges in fiscal 2017, 2016 and 2015, respectively. The Company expects to incur minimal charges related to pretax employee-related costs in fiscal 2018. As of August 31, 2017, the Company has a balance of $0.5 million accrued for this plan. Cash payments associated with this plan are expected to occur through fiscal 2018 as the plan is completed.

USCAN Plans

In November 2014, the Company evaluated its North American production facility footprint and closed a plant within its CCS product family in fiscal 2015, shifted production to other North American facilities, and reduced headcount by approximately 70. The Company recorded pretax employee-related and other charges of $0.5 million and $1.3 million during fiscal 2016 and 2015, respectively. As of August 31, 2017, the Company has no balance accrued for this plan. The Company does not expect any additional charges or cash payments related to this plan as the plan is considered complete.

In November 2014, the Company announced plans to reduce headcount primarily in North America selling, general and administrative ("SG&A") functions as part of its ongoing effort to drive further synergies from recent acquisitions. The Company reduced headcount by approximately 15 and recorded pretax employee-related costs of $0.7 million during fiscal 2015. As of August 31, 2017, the Company has no balance accrued for this plan. The Company does not expect any additional charges or payments associated with this plan, as the plan is considered complete.

In August 2015, the Company approved additional plans to improve manufacturing and SG&A efficiency throughout the USCAN segment. As a result of this restructuring, the Company reduced headcount by approximately 25. The Company recognized $0.3 million and $1.2 million in pre-tax employee-related and other charges during fiscal 2016 and 2015, respectively. As of August 31, 2017, the Company has no balance accrued for this plan. The Company does not expect any additional charges or payments associated with this plan, as the plan is considered complete.

LATAM Plan

In February 2015, the Company initiated plans to close its facility in Contagem, Brazil and shifted the production to its facility in Sumare, Brazil. The Company reduced headcount by approximately 20 during fiscal 2015. The Company recorded pretax employee-related costs of $0.5 million during fiscal 2015. As of August 31, 2017, the Company expects no further charges or payments and has no remaining accrual related to this plan as the plan is considered complete.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Restructuring Summary

The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2015	4,922	461	5,383
Fiscal 2016 charges	9,009	2,759	11,768
Fiscal 2016 payments	(10,343)	(2,818)	(13,161)
Translation	(46)	—	(46)
Accrual balance as of August 31, 2016	$3,542	$402	$3,944
Fiscal 2017 charges	11,653	1,867	13,520
Fiscal 2017 payments	(12,559)	(2,236)	(14,795)
Translation	352	57	409
Accrual balance as of August 31, 2017	$2,988	$90	$3,078

Restructuring costs are excluded from segment operating income but are attributable to the reportable segments as follows:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
EMEA	$10,218	$4,568	$10,073
USCAN	2,702	5,107	3,229
LATAM	59	417	990
APAC	388	312	46
EC	153	1,364	—
Total	$13,520	$11,768	$14,338

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

Lucent Matter

As previously reported by the Company in its filings with the SEC, on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with

Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter.  The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for details.

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

In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of August 31, 2017, approximately $31.0 million remained in such indemnity escrow.

As Lucent was effectively acquired by Citadel in December 2013, the Company also submitted written claim notices pursuant to the Agreement and Plan of Merger, dated December 6, 2013, among The Matrixx Group, Incorporated, LPI Merger Sub, Inc., LPI Holding Company, River Associates Investments, LLC and certain stockholders of LPI Holding Company, pursuant to which Citadel initially acquired Lucent. The Company also submitted written claim notices pursuant to a $3.8 million representations and warranties insurance policy issued in connection with that acquisition.

In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics Holdings, LLC (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds paid by the Company to Citadel Plastics Holdings, LLC under the stock purchase agreement until resolution of litigation. The funds are currently subject to the equitable lien are $7.5 million. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit.

In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants filed a similar motion to dismiss as in the Citadel litigation. On August 23, 2017, the Court ruled on River Defendants’ Motions to Dismiss and Motions for Summary Judgment. The Court dismissed certain claims pertaining to one Defendant and all other motions to dismiss parties or claims were denied. In addition, the Court ruled against the Citadel Defendants’ Motions to (in effect) combine the Citadel Holdings litigation with the River litigation. Therefore, the River litigation will proceed as a separate lawsuit on a schedule months behind the Citadel Holdings Litigation.

There are ongoing parallel investigations being undertaken by the United States Attorneys' Office for the Southern District of Indiana ("USAO") and the SEC that we understand relate to the allegations made by the Company in the Citadel Complaint arising out of the Company's acquisition of Citadel (including Citadel's subsidiary, Lucent). On September 6, 2017, the Federal Bureau of Investigation, Indianapolis division, notified the Company's counsel that the Company was a potential victim of a crime. We are cooperating fully with the USAO and the SEC in their investigations.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SHARE REPURCHASE PROGRAM

On April 3, 2014, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $55 million of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Company repurchased 109,422 shares of common stock under the Program in fiscal 2015 at an average price of $30.46 per share for a total cost of $3.3 million. As a result of the financing related to the Citadel acquisition on June 1, 2015, the Company's strategic focus shifted towards repaying debt and the Board indefinitely suspended the 10b5-1 plan. No shares were repurchased during fiscal 2016 or 2017. This program expired on April 2, 2017 and was not renewed.

NOTE 19 — ASSET IMPAIRMENT

The following table summarizes the Company's asset impairment activity for the periods presented:

	Year Ended August 31,
	2017	2016	2015
	(In thousands)
Goodwill impairment	$—	$360,708	$—
Finite-lived intangible asset impairment	—	34,471	—
Information technology asset impairment	1,053	6,488	—
Total	$1,053	$401,667	$—

During fiscal 2017 and 2016, the Company recorded an impairment charges of $1.1 million and $6.5 million, respectively, related to certain software licenses that were discontinued.

During fiscal 2016, the Company recorded goodwill impairment of $360.7 million and intangible asset impairment of $34.5 million. Refer to Note 4, Goodwill and Other Intangible Assets, of this Annual Report on Form 10-K for details.

NOTE 20 — DISCONTINUED OPERATIONS

The Company completed the sale of all of the fixed and intangible assets of its rotational compounding business in Australia for $3.0 million on September 3, 2013. The operating results for this business were previously included in the Company's Custom Concentrates and Services product family within the APAC segment.

The following summarizes select financial information included in net earnings from discontinued operations related to the Australia business:

	Year ended August 31,
	2017	2016	2015
	(In thousands)
Net sales	$—	$—	$—
Income (loss) from discontinued operations, net of tax	$—	$1,861	$(133)

Fiscal 2016 includes a tax benefit of $1.6 million related to a worthless stock deduction relating to the discontinued business entity. Income taxes were minimal for fiscal 2017 and fiscal 2015.

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Non-Guarantors are limited in their ability to remit funds to Parent by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Balance Sheet
	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$615	$—	$52,636	$—	$53,251
Restricted cash	—	—	768	—	768
Accounts receivable, net	47,683	61,311	299,445	—	408,439
Accounts receivable, intercompany	33,294	15,077	26,188	(74,559)	—
Inventories	34,432	40,097	201,930	—	276,459
Prepaid expenses and other current assets	7,557	2,326	26,829	—	36,712
Assets held for sale	2,764	2,912	—	—	5,676
Total current assets	126,345	121,723	607,796	(74,559)	781,305
Net property, plant and equipment	44,961	69,260	184,482	—	298,703
Deferred charges and other noncurrent assets	95,294	4,201	59,599	(81,247)	77,847
Intercompany loans receivable	2,593	31,432	—	(34,025)	—
Investment in subsidiaries	841,645	244,408	—	(1,086,053)	—
Goodwill	26,862	110,289	126,584	—	263,735
Intangible assets, net	27,630	187,533	117,027	—	332,190
Total assets	$1,165,330	$768,846	$1,095,488	$(1,275,884)	$1,753,780
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,211	$41,830	$240,779	$—	$318,820
Accounts payable, intercompany	17,788	43,118	13,653	(74,559)	—
U.S. and foreign income taxes payable	—	597	4,303	—	4,900
Accrued payroll, taxes and related benefits	6,970	6,826	33,155	—	46,951
Other accrued liabilities	18,989	7,083	35,689	—	61,761
Short-term debt	14,912	29	17,072	—	32,013
Total current liabilities	94,870	99,483	344,651	(74,559)	464,445
Long-term debt	858,446	41	26,691	—	885,178
Intercompany debt	—	—	34,025	(34,025)	—
Pension plans	2,266	1,308	132,117	—	135,691
Deferred income taxes	—	71,584	47,362	(81,247)	37,699
Other long-term liabilities	12,730	1,067	9,938	—	23,735
Total liabilities	968,312	173,483	594,784	(189,831)	1,546,748
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,529	—	—	—	48,529
Other equity	28,200	595,363	490,690	(1,086,053)	28,200
Total A. Schulman, Inc.’s stockholders’ equity	197,018	595,363	490,690	(1,086,053)	197,018
Noncontrolling interests	—	—	10,014	—	10,014
Total equity	197,018	595,363	500,704	(1,086,053)	207,032
Total liabilities and equity	$1,165,330	$768,846	$1,095,488	$(1,275,884)	$1,753,780

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Statement of Operations
	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$324,526	$420,378	$1,761,311	$(45,091)	$2,461,124
Cost of sales	263,918	381,043	1,481,491	(45,091)	2,081,361
Selling, general and administrative expenses	45,246	60,364	171,755	—	277,365
Restructuring expense	2,180	563	10,777	—	13,520
Asset impairment	1,053	—	—	—	1,053
Curtailment and settlement (gains) losses	—	—	2,029	—	2,029
Operating income (loss)	12,129	(21,592)	95,259	—	85,796
Interest expense	49,322	29	4,860	(1,016)	53,195
Intercompany charges	164	244	15,066	(15,474)	—
Intercompany income	(10,189)	(5,095)	(190)	15,474	—
Foreign currency transaction (gains) losses	(380)	22	2,139	—	1,781
Other (income) expense, net	861	(1,263)	(2,127)	1,016	(1,513)
(Gain) loss on intercompany investments	(35,995)	(7,679)	—	43,674	—
Income (loss) from continuing operations before taxes	8,346	(7,850)	75,511	(43,674)	32,333
Provision (benefit) for U.S. and foreign income taxes	(24,680)	(5,997)	28,837	—	(1,840)
Income (loss) from continuing operations	33,026	(1,853)	46,674	(43,674)	34,173
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	33,026	(1,853)	46,674	(43,674)	34,173
Noncontrolling interests	—	—	(1,147)	—	(1,147)
Net income (loss) attributable to A. Schulman, Inc.	33,026	(1,853)	45,527	(43,674)	33,026
Convertible special stock dividends	7,500	—	—	—	7,500
Net income (loss) available to A. Schulman, Inc. common stockholders	$25,526	$(1,853)	$45,527	$(43,674)	$25,526
Comprehensive income (loss)	$65,224	$(1,674)	$79,344	$(76,694)	$66,200
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	976	—	976
Comprehensive income (loss) attributable to A. Schulman, Inc.	$65,224	$(1,674)	$78,368	$(76,694)	$65,224

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Statement of Cash Flows
	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating from continuing and discontinued operations:
Net cash provided from (used in) operating activities	$72,906	$4,874	$107,774	$(80,836)	$104,718
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(7,653)	(6,204)	(23,009)	—	(36,866)
Proceeds from the sale of assets	167	2,314	1,920	—	4,401
Distributions from equity investees	—	250	—	—	250
Intercompany investments	(228)	(1,166)	—	1,394	—
Net cash provided from (used in) investing activities	(7,714)	(4,806)	(21,089)	1,394	(32,215)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,208)	—	—	—	(24,208)
Cash dividends paid to special stockholders	(7,500)	—	—	—	(7,500)
Intercompany dividends paid	—	—	(80,836)	80,836	—
Increase (decrease) in short-term debt	—	—	6,328	—	6,328
Borrowings on long-term debt	213,100	—	179,493	—	392,593
Repayments on long-term debt including current portion	(249,849)	(68)	(179,270)	—	(429,187)
Noncontrolling interests' distributions	—	—	(53)	—	(53)
Issuances of common stock, common and treasury	191	—	—	—	191
Redemptions of common stock	(711)	—	—	—	(711)
Intercompany equity contributions received	—	—	1,394	(1,394)	—
Net cash provided from (used in) financing activities	(68,977)	(68)	(72,944)	79,442	(62,547)
Effect of exchange rate changes on cash	—	—	660	—	660
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,785)	—	14,401	—	10,616
Cash, cash equivalents, and restricted cash at beginning of year	4,400	—	39,003	—	43,403
Cash, cash equivalents, and restricted cash at end of year	$615	$—	$53,404	$—	$54,019

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Statement of Cash Flows
	Year Ended August 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating from continuing and discontinued operations:
Net cash provided from (used in) operating activities	$31,297	$7,650	$109,936	$(756)	$148,127
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(9,877)	(7,882)	(33,479)	—	(51,238)
Proceeds from the sale of assets	300	232	834	—	1,366
Intercompany investments	(140)	—	—	140	—
Net cash provided from (used in) investing activities	(9,717)	(7,650)	(32,645)	140	(49,872)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,029)	—	—	—	(24,029)
Cash dividends paid to special stockholders	(7,500)	—	—	—	(7,500)
Intercompany dividends paid	—	—	(756)	756	—
Increase (decrease) in short-term debt	—	—	2,945	—	2,945
Borrowings on long-term debt	164,500	—	79,731	—	244,231
Repayments on long-term debt including current portion	(167,441)	—	(194,561)	—	(362,002)
Intercompany loan borrowings (repayments)	11,081	—	(11,081)	—	—
Issuances of common stock, common and treasury	258	—	—	—	258
Redemptions of common stock	(1,139)	—	—	—	(1,139)
Intercompany equity contributions received	—	—	140	(140)	—
Net cash provided from (used in) financing activities	(24,270)	—	(123,582)	616	(147,236)
Effect of exchange rate changes on cash	—	—	(4,488)	—	(4,488)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,690)	—	(50,779)	—	(53,469)
Cash, cash equivalents, and restricted cash at beginning of year	7,090	—	89,782	—	96,872
Cash, cash equivalents, and restricted cash at end of year	$4,400	$—	$39,003	$—	$43,403

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidating Statement of Cash Flows
	Year Ended August 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating from continuing and discontinued operations:
Net cash provided from (used in) operating activities	$125,104	$3,159	$51,102	$(119,195)	$60,170
Investing from continuing and discontinued operations:
Expenditures for property, plant and equipment	(6,818)	(2,467)	(33,302)	—	(42,587)
Proceeds from the sale of assets	293	23	1,669	—	1,985
Investment in equity investees	—	—	(12,456)	—	(12,456)
Business acquisitions, net of cash	(801,560)	—	(6,698)	—	(808,258)
Net cash provided from (used in) investing activities	(808,085)	(2,444)	(50,787)	—	(861,316)
Financing from continuing and discontinued operations:
Cash dividends paid to common stockholders	(24,024)	—	—	—	(24,024)
Cash dividends paid to special stockholders	(1,813)	—	—	—	(1,813)
Intercompany dividends paid	—	—	(119,195)	119,195	—
Increase (decrease) in short-term debt	(11,617)	—	2,858	—	(8,759)
Borrowings on long-term debt	1,095,000	—	335,513	—	1,430,513
Repayments on long-term debt including current portion	(469,400)	—	(244,317)	—	(713,717)
Payment of debt issuance costs	(15,007)	—	—	—	(15,007)
Noncontrolling interests' distributions	—	—	(1,750)	—	(1,750)
Tax windfall related to share-based incentive compensation	506	—	—	—	506
Issuances of common stock, common and treasury	289	—	—	—	289
Issuances of convertible special stock, net	120,289	—	—	—	120,289
Redemptions of common stock	(4,999)	—	—	—	(4,999)
Purchases of treasury stock	(3,335)	—	—	—	(3,335)
Net cash provided from (used in) financing activities	685,889	—	(26,891)	119,195	778,193
Effect of exchange rate changes on cash	—	—	(15,668)	—	(15,668)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,908	715	(42,244)	—	(38,621)
Cash, cash equivalents, and restricted cash at beginning of year	4,182	(715)	132,026	—	135,493
Cash, cash equivalents, and restricted cash at end of year	$7,090	$—	$89,782	$—	$96,872

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

	Quarter Ended				Year Ended
	Nov 30, 2016	Feb 28, 2017	May 31, 2017	Aug 31, 2017	Aug 31, 2017
	Unaudited
	(In thousands, except per share data)
Net sales	$600,000	$568,678	$645,795	$646,651	$2,461,124
Gross profit	$101,015	$89,186	$98,427	$91,135	$379,763
Income (loss) from continuing operations	$3,184	$5,336	$16,098	$9,555	$34,173
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	3,184	5,336	16,098	9,555	34,173
Noncontrolling interests	(241)	(306)	(320)	(280)	(1,147)
Net income (loss) attributable to A. Schulman, Inc.	2,943	5,030	15,778	9,275	33,026
Convertible special stock dividends	1,875	1,875	1,875	1,875	7,500
Net income (loss) available to A. Schulman, Inc. common stockholders	$1,068	$3,155	$13,903	$7,400	$25,526

Basic earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.04	$0.11	$0.47	$0.25	$0.87
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.04	$0.11	$0.47	$0.25	$0.87

Diluted earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.04	$0.11	$0.47	$0.25	$0.86
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.04	$0.11	$0.47	$0.25	$0.86

Certain items included in income (loss) from continuing operations, net of tax are as follows:
Accelerated depreciation(b)	$260	$355	$188	$552	$1,355
Costs related to acquisitions and integrations(c)	442	—	—	—	442
Accelerated amortization of deferred financing fees(d)	150	16	—	—	166
Restructuring and related costs(e)	9,689	3,777	2,328	4,884	20,678
CEO transition costs(f)	138	4	—	—	142
Lucent costs(g)	591	453	1,374	1,760	4,178
Curtailment and settlement losses (h)	—	—	—	1,330	1,330
Gains on asset sales (i)	—	—	(134)	(693)	(827)
Asset impairments and other charges (j)	495	1,233	—	1,452	3,180
Total	$11,765	$5,838	$3,756	$9,285	$30,644

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended				Year Ended
	Nov 30, 2015	Feb 29, 2016	May 31, 2016	Aug 31, 2016	Aug 31, 2016
	Unaudited
	(In thousands, except per share data)
Net sales	$649,219	$591,761	$650,439	$604,586	$2,496,005
Gross profit	$104,929	$89,824	$109,474	$96,693	$400,920
Income (loss) from continuing operations	$7,477	$1,841	$17,556	$(384,739)	$(357,865)
Income (loss) from discontinued operations, net of tax	20	181	82	1,578	1,861
Net income (loss)	7,497	2,022	17,638	(383,161)	(356,004)
Noncontrolling interests	(404)	(430)	(241)	(43)	(1,118)
Net income (loss) attributable to A. Schulman, Inc.	$7,093	$1,592	$17,397	$(383,204)	$(357,122)
Convertible special stock dividends	1,875	1,875	1,875	1,875	7,500
Net income (loss) available to A. Schulman, Inc. common stockholders	$5,218	$(283)	$15,522	$(385,079)	$(364,622)

Basic earnings per share available to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.18	$(0.02)	$0.53	$(13.18)	$(12.51)
Income (loss) from discontinued operations	—	0.01	—	0.06	0.07
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.18	$(0.01)	$0.53	$(13.12)	$(12.44)

Diluted earnings per share attributable to A. Schulman, Inc. common stockholders(a)
Income (loss) from continuing operations	$0.18	$(0.02)	$0.53	$(13.18)	$(12.51)
Income (loss) from discontinued operations	—	0.01	—	0.06	0.07
Net income (loss) available to A. Schulman, Inc. common stockholders	$0.18	$(0.01)	$0.53	$(13.12)	$(12.44)

Certain items included in income (loss) from continuing operations, net of tax are as follows:
Accelerated depreciation(k)	$1,047	$1,578	$1,043	$1,221	$4,889
Costs related to acquisitions and integrations(c)	1,344	3,239	1,208	1,020	6,811
Accelerated amortization of deferred financing fees(d)	79	126	129	131	465
Restructuring and related costs(e)	3,576	4,653	7,630	6,254	22,113
CEO transition costs(f)	—	—	—	2,634	2,634
Lucent costs(g)	2,669	560	1,566	832	5,627
Asset impairments (l)	—	—	—	311,292	311,292
Total	$8,715	$10,156	$11,576	$323,384	$353,831

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	The sum of the four quarters does not equal the earnings per share amount calculated for the year due to rounding.

(b)	Relates to accelerated depreciation in the Company's USCAN, LATAM, and EMEA segments. Please refer to Note 14, Segment Information, of this Annual Report on Form 10-K for further discussion.

(c)
Costs related to acquisitions and integrations primarily include professional, legal, IT and other expenses associated with successful and unsuccessful full or partial acquisition and divestiture/dissolution transactions, as well as certain employee-related expenses such as travel, bonuses and post-acquisition severance separate from a formal restructuring plan.

(d)	Write-off of deferred financing costs related to the early payments of Term Loan B.

(e)
Restructuring related costs primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization, improve efficiency of its operations or comply with new legislation, and costs associated with reorganizations of the legal entity structure of the Company. Restructuring expenses included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs and related costs are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability, improve efficiency of its operations, comply with new legislation, and costs associated with reorganizations of the legal entity structure of the Company. Refer to Note 16, Restructuring, of this Annual Report on Form 10-K for further discussion.

(f)	CEO transition costs represent charges related to the separation of the Company's previous CEO, Bernard Rzepka.

(g)
Lucent costs primarily represent legal and investigation costs related to resolving the Lucent matter, product manufacturing costs for reworking existing Lucent inventory, obsolete Lucent inventory reserve costs, and dedicated internal personnel costs that would have otherwise been focused on normal operations in fiscal 2016.

(h)	Curtailment and settlement losses represent losses on pension obligations in EMEA.

(i)	The gains on asset sales represent gains on the sale of assets in USCAN and EMEA that had previously been classified as held for sale.

(j)
Asset impairments and other charges primarily relate to the write down of information technology assets in the USCAN segment. Please refer to Note 19, Asset Impairment, of this Annual Report on Form 10-K for further discussion.

(k)	Relates to accelerated depreciation in the Company's USCAN and EMEA segments.

(l)
Asset impairments relate to the write down of goodwill, intangible assets and information technology assets. Refer to Note 19, Asset Impairment, of this Annual Report on Form 10-K for further discussion.

NOTE 23 — SUBSEQUENT EVENTS

On October 10, 2017, the Company amended the Credit Agreement with its lenders. The amendment increased the net leverage ratio covenant beginning with the quarter ended November 30, 2017 to provide the Company additional financial flexibility to execute on its growth strategy. Step-downs reverting to existing levels begin with the quarter ended November 30, 2019. There were no other changes to the Credit Agreement's original terms. Refer to Note 5, Long-Term Debt and Credit Arrangements, of this Annual Report on Form 10-K for details on the Credit Agreement.

During the last week of fiscal 2017, Hurricane Harvey directly impacted three of our facilities in the Houston, Texas area. The Company currently believes there was minimal property damage; however, Hurricane Harvey temporarily impacted the availability and timing of raw material supply and product shipments to customers from these and other facilities. The Company is in the process of finalizing the financial impact and preparing claims to submit to our insurance provider in fiscal 2018.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our CEO and CFO have concluded that, as of the year ended August 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance.
b) Changes in Internal Control over Financial Reporting
As previously disclosed under Item 4. Controls and Procedures in our Quarterly Report on Form 10-Q for our quarter ended May 31, 2017, we concluded our disclosure controls and procedures were not effective as of May 31, 2017 based on the material weaknesses identified; however, these deficiencies did not result in a material misstatement to the consolidated financial statements. As further discussed below, during fiscal 2017 the Company enhanced its control environment and successfully remediated its previous material weaknesses in internal controls. The previous material weaknesses in our internal control over financial reporting were described in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 as follows:

•
We did not design and maintain effective controls related to our European Shared Service Center ("SSC"). Specifically, we did not maintain a sufficient number of professionals with an appropriate level of knowledge, training and experience in our internal control framework to properly analyze and record accounting matters commensurate with our financial reporting requirements. This contributed to the following:

◦
Segregation of Duties - we did not design or maintain effective oversight over the segregation of duties over certain accounting functions, including the review and approval of manual journal entries. Specifically, we did not complete an effective assessment of incompatible management responsibilities and relevant compensating controls.

◦	Cash Disbursements - we did not design or maintain effective controls over cash disbursements related to accounts payable.

◦	Revenue - we did not design or maintain effective controls over the review and approval of product prices, subsequent issuances of credit memos, and the accounting for rebate arrangements.

Management’s Remediation Activities

In the fourth quarter ended August 31, 2017, management concluded that remediation was complete for the material weaknesses identified related to our European SSC. To remediate the material weaknesses, management completed the following initiatives throughout the fiscal year ended August 31, 2017:

•
All European SSC associates and segment business control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence. The Company deployed experienced internal specialists and engaged external consultants to assist in the internal control redesign, documentation and training.

•
Appropriate roles and responsibilities were clarified and communicated for process and systems controls for both information technology and business users, including ensuring effective mitigating controls to reduce the related segregation of duties risks. Additional procedures and system enhancements were implemented to better capture and monitor changes to the relevant financial applications and data.

•	Process owners redesigned and implemented enhanced processes to review and approve cash disbursements and revenue transactions, including but not limited to the additional approval of product pricing.

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
Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2017.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company
The information required by Item 401 of Regulation S-K concerning the Company’s directors and all persons nominated for election as directors at the Annual Meeting of Stockholders to be held on December 8, 2017 (the “2017 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal One — Election of Directors” in the Company’s definitive proxy statement relating to the 2017 Annual Meeting to be filed with the Commission (the “2017 Proxy Statement”).
The information required by Item 401 of Regulation S-K concerning the Company’s executive officers is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement.
Code of Conduct
The information required by Item 406 of Regulation S-K regarding the Company’s Global Code of Conduct is incorporated herein by reference from the disclosure to be included under the caption “Code of Conduct” in the Company’s 2017 Proxy Statement.
Procedures for Recommending Directors Nominees
The information required by Item 407(c)(2) and (3) of Regulation S-K concerning the procedures by which stockholders may recommend nominees to the Board of Directors, including nominations under proxy access provisions adopted by the Company in March 2017, is incorporated herein by reference from the disclosure to be included under the caption “Director Recommendations and Nominations” in the Company’s 2017 Proxy Statement.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference from the disclosure to be included under the caption “Audit Committee” in the Company’s 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Compensation Tables” in the Company’s 2017 Proxy Statement.
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2017 Proxy Statement.
The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the Company’s 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s 2017 Proxy Statement.
The information by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Equity Compensation Plan Information” in the Company’s 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the Company’s 2017 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Director Independence” in the Company’s 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Incurred by Independent Registered Public Accounting Firm” and “Pre-Approval of Fees” in the Company’s 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements:
(2) Financial Statement Schedules:

Valuation and Qualifying Accounts for the three years ended August 31, 2017	112
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits:

3.1
Amended and Restated Certificate of Incorporation of the Company (for purposes of Commission reporting compliance only) (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 6, 2015).

3.2	Amended and Restated By-laws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2017).
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

4.3
Second Supplemental Indenture, dated as of August 31, 2016, by and among A. Schulman, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Commission on October 26, 2016).

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

4.6
Specimen Certificate for 6.00% Cumulative Perpetual Convertible Special Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2015).

10.1*	Form of Indemnification Agreement for all Executive Officers and Directors of A. Schulman (filed herewith).
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

10.4*	A. Schulman Amended and Restated 2006 Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).

10.5*	Non-Employee Directors’ Compensation (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015).
10.6*	A. Schulman, Inc. 2010 Value Creation Rewards Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2010).
10.7*
A. Schulman, Inc. Executives and Directors Stock Ownership Guidelines Compliance Program Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated November 23, 2011 (Registration No. 333-178159)).

10.8
Joint Venture Agreement between A. Schulman, Inc. and National Petrochemical Industrial Company of Jeddah, Saudi Arabia dated June 9, 2012 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 12, 2012).

10.9*	The Company's 2018 Bonus Plan (incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on October 18, 2017).
10.10*	A. Schulman, Inc. 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on form 8-K filed with the Commission on December 15, 2014).
10.11*
Employment Agreement by and between A. Schulman, Inc. and Joseph M. Gingo entered into September 22, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on form 8-K filed with the Commission on September 22, 2016).

10.12*
Employment Agreement by and between A. Schulman, Inc. and John W. Richardson entered into September 30, 2016 to be effective October 1, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on form 8-K filed with the Commission on October 3, 2016).

10.13*
Amended and Restated Employment Agreement, by and between A. Schulman, Inc. and Joseph J. Levanduski, effective December 31, 2014 (incorporated by reference from Exhibit 10.3 to the Current Report on form 8-K filed with the Commission on December 15, 2014).

10.14*
Severance Agreement and General Release by and between A. Schulman, Inc. and Joseph J. Levanduski , effective October 7, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on from 8-K filed with the Commission on October 7, 2016).

10.15*	Form of Executive Officer Change-in-Control Agreement (incorporated by reference from Exhibit 10.3 to the Current Report on form 8-K filed with the Commission on September 22, 2016).
10.16*
Form of 2015 Notice of Grant of Performance Units and Restricted Stock Units for Foreign Employees (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.17*	Form of 2015 Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).
10.18*
Form of 2015 Notice of Grant of Performance Shares and Restricted Stock for Employees (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).

10.19*	Form of 2015 Award Agreement for Employees (incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015).
10.20
Credit Agreement, dated as of June 1, 2015, by and among A. Schulman, Inc., A. Schulman S.a.r.l., and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, and the lenders named in the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2015).

10.21
Amendment No. 1, dated as of October 10, 2017, to the Credit Agreement dated as of June 1, 2015 by and among A. Schulman, Inc., A. Schulman S.a.r.l., and JPMorgan Chase Bank, N.A., as Administrative agent and J.P. Morgan Europe Limited as Global Agent, and the lenders named in the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.22*
Form of 2016 Notice of Grant of Restricted Stock Units for Foreign Employees (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).

10.23*	Form of 2016 Award Agreement for Foreign Employees (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).
10.24*
Form of 2016 Notice of Grant of Restricted Stock and Restricted Stock Units for U.S. Employees (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).

10.25*	Form of 2016 Award Agreement for U.S. Employees (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016).
10.26*
Form of 2017 Notice of Equity Grant and Award Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.27*
Form of 2017 Notice of Grant of Restricted Stock Units and Incentive Stock Options (U.S. Employees) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.28*
Form of 2017 Notice of Grant of Restricted Stock Units, Incentive Stock Options, and Nonqualified Stock Options (U.S. Employees) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.29*
Form of 2017 Notice of Grant of Restricted Stock Units and Nonqualified Stock Options (Non-U.S. Employees) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.30*
Form of 2017 Restricted Stock Unit Award Agreement (U.S. Employees) (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.31*
Form of 2017 Restricted Stock Unit Award Agreement (Non-U.S. Employees) (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.32*
Form of 2017 Incentive Stock Option Award Agreement (U.S. Employees) (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).

10.33*	Form of 2017 Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017).
10.34
Cooperation Agreement entered into September 8, 2017 among the Company, Cruiser Capital Advisors, LLC, Kingdon Capital Management, L.L.C., and, with respect to certain sections of the agreement, The William H. Joyce Revocable Trust and The Joyce Family Irrevocable Trust (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 12, 2017)

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
See subparagraph (a)(2) above

A. SCHULMAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Schedule II

	Balance at beginning of period	Charges to cost and expenses	Net write-offs	Other	Translation adjustment	Balance at close of period
	(In thousands)
Valuation allowance — deferred tax assets
Year Ended August 31, 2017	$29,089	$3,945	$—	$614	$—	$33,648
Year Ended August 31, 2016	$23,859	$4,240	$—	$990	$—	$29,089
Year Ended August 31, 2015	$21,716	$(2,759)	$—	$4,902	$—	$23,859

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

A. SCHULMAN, INC.
		By:	/s/ John W. Richardson
John W. Richardson, Executive Vice President, Chief Financial Officer (Signing as the Principal Financial Officer of Registrant)
Date:	October 25, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph M. Gingo	President and Chief Executive Officer (Director and Principal Executive Officer)	October 25, 2017
Joseph M. Gingo

/s/ John W. Richardson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 25, 2017
John W. Richardson

/s/ Kristopher R. Westbrooks	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	October 25, 2017
Kristopher R. Westbrooks

/s/ Eugene R. Allspach*	Director	October 25, 2017
Eugene R. Allspach

/s/ Gregory T. Barmore*	Director	October 25, 2017
Gregory T. Barmore

/s/ David G. Birney*	Director	October 25, 2017
David G. Birney

/s/ Carol S. Eicher*	Director	October 25, 2017
Carol S. Eicher

/s/ Lee D. Meyer*	Director	October 25, 2017
Lee D. Meyer

/s/ James A. Mitarotonda*	Director	October 25, 2017
James A. Mitarotonda

/s/ Ernest J. Novak, Jr.*	Director	October 25, 2017
Ernest J. Novak, Jr.

/s/ Kathleen M. Oswald*	Director	October 25, 2017
Kathleen M. Oswald

/s/ Allen A. Spizzo*	Director	October 25, 2017
Allen A. Spizzo

*
The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

*By:	/s/ Joseph M. Gingo
Joseph M. Gingo Attorney-in-Fact
October 25, 2017