Form 10-Q
period 2017-11-30
SCHULMAN A INC
filed 2018-01-08
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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
Registrant’s telephone number, including area code: (330) 666-3751
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Number of shares of common stock, $1.00 par value, outstanding as of January 4, 2018– 29,501,346

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosure about Market Risk	33
Item 4	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 6	Exhibits	34
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended November 30,
	2017	2016
	(In thousands, except per share data)
Net sales	$674,623	$600,000
Cost of sales	569,539	498,985
Selling, general and administrative expenses	75,127	72,374
Restructuring expense	467	9,544
(Gain) loss on sale of assets	(3,077)	—
Operating income (loss)	32,567	19,097
Interest expense	13,441	13,164
Foreign currency transaction (gains) losses	787	562
Other (income) expense, net	(898)	(1,132)
Income (loss) before taxes	19,237	6,503
Provision (benefit) for U.S. and foreign income taxes	4,157	3,319
Net income (loss)	15,080	3,184
Noncontrolling interests	(365)	(241)
Net income (loss) attributable to A. Schulman, Inc.	14,715	2,943
Convertible special stock dividends	1,875	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$12,840	$1,068

Weighted-average number of shares outstanding:
Basic	29,459	29,363
Diluted	29,643	29,477

Net income (loss) per common share available to A. Schulman, Inc. common stockholders
Basic	$0.44	$0.04
Diluted	$0.43	$0.04

Cash dividends per common share	$0.205	$0.205
Cash dividends per share of convertible special stock	$15.00	$15.00

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended November 30,
	2017	2016
	(In thousands)
Net income (loss)	$15,080	$3,184
Other comprehensive income (loss):
Foreign currency translation gains (losses)	980	(15,316)
Defined benefit retirement plans, net of tax	378	594
Other comprehensive income (loss)	1,358	(14,722)
Comprehensive income (loss)	16,438	(11,538)
Less: comprehensive income (loss) attributable to noncontrolling interests	370	171
Comprehensive income (loss) attributable to A. Schulman, Inc.	$16,068	$(11,709)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2017	August 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,669	$53,251
Restricted cash	468	768
Accounts receivable, less allowance for doubtful accounts of $10,053 at November 30, 2017 and $11,171 at August 31, 2017	430,070	408,439
Inventories	327,783	276,459
Prepaid expenses and other current assets	38,587	36,712
Assets held for sale	2,677	5,676
Total current assets	847,254	781,305
Property, plant, and equipment, less accumulated depreciation of $454,841 at November 30, 2017 and $444,481 at August 31, 2017	293,185	298,703
Deferred charges and other noncurrent assets	77,126	77,847
Goodwill	263,615	263,735
Intangible assets, net	324,845	332,190
Total assets	$1,806,025	$1,753,780
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$375,286	$318,820
U.S. and foreign income taxes payable	4,585	4,900
Accrued payroll, taxes and related benefits	53,351	46,951
Other accrued liabilities	68,142	61,761
Short-term debt	26,094	32,013
Total current liabilities	527,458	464,445
Long-term debt	865,781	885,178
Pension plans	136,545	135,691
Deferred income taxes	36,719	37,699
Other long-term liabilities	23,672	23,735
Total liabilities	1,590,175	1,546,748
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,561 shares at November 30, 2017 and 48,529 shares at August 31, 2017	48,561	48,529
Additional paid-in capital	279,262	279,207
Accumulated other comprehensive income (loss)	(87,170)	(88,523)
Retained earnings	227,361	220,357
Treasury stock, at cost, 19,061 shares at November 30, 2017 and 19,063 shares at August 31, 2017	(382,807)	(382,841)
Total A. Schulman, Inc.’s stockholders’ equity	205,496	197,018
Noncontrolling interests	10,354	10,014
Total equity	215,850	207,032
Total liabilities and equity	$1,806,025	$1,753,780

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended November 30,
	2017	2016
	(In thousands)
Operating activities:
Net income	$15,080	$3,184
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	10,461	11,172
Amortization	8,718	8,817
Deferred tax provision (benefit)	(829)	(2,429)
Pension, postretirement benefits and other compensation	2,280	1,893
(Gain) loss on sale of assets	(3,077)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,537)	(12,947)
Inventories	(51,271)	(21,639)
Accounts payable	55,445	16,404
Income taxes	(564)	(2,723)
Accrued payroll and other accrued liabilities	12,918	27,623
Other assets and long-term liabilities	(2,106)	(3,046)
Net cash provided from (used in) operating activities	25,518	26,309
Investing activities
Expenditures for property, plant and equipment	(5,448)	(12,972)
Proceeds from the sale of assets	6,192	375
Distributions from equity investees	125	125
Net cash provided from (used in) investing activities	869	(12,472)
Financing activities:
Cash dividends paid to special stockholders	(1,875)	(1,875)
Cash dividends paid to common stockholders	(6,163)	(6,060)
Increase (decrease) in short-term debt	(7,242)	14,546
Borrowings on long-term debt	151,289	133,985
Repayments on long-term debt including current portion	(169,760)	(149,301)
Noncontrolling interests' distributions	(30)	—
Issuances of stock, common and treasury	58	51
Redemptions of common stock	(996)	(229)
Net cash provided from (used in) financing activities	(34,719)	(8,883)
Effect of exchange rate changes on cash	2,450	(816)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,882)	4,138
Cash, cash equivalents, and restricted cash at beginning of period	54,019	43,403
Cash, cash equivalents, and restricted cash at end of period	$48,137	$47,541

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
The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2018.
The accounting policies for the periods presented are the same as described in Note 1 – Business and Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
Restricted Cash
Restricted cash of $0.5 million and $0.8 million as of November 30, 2017 and August 31, 2017 represents cash and cash equivalents held in an escrow account for the cash settlement of a commitment to a local government.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	November 30, 2017	August 31, 2017	November 30, 2016	August 31, 2016
	(In thousands)
Cash and cash equivalents	47,669	53,251	39,285	35,260
Restricted cash	468	768	8,256	8,143
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	48,137	54,019	47,541	43,403
Assets Held for Sale
During fiscal 2017, the Company began actively marketing for sale certain properties and machinery and equipment at recently closed plants in the U.S. and Europe. As of November 30, 2017 and August 31, 2017, the Company had $2.7 million and $5.7 million, respectively, of assets held for sale classified on the consolidated balance sheet that represents the net book value of these properties along with certain machinery and equipment. In the first quarter of fiscal 2018, the Company sold two facilities in USCAN and received total cash proceeds of $6.1 million and recognized a gain on sale of $3.1 million. The gain on sale has been recorded within (gain) loss on sale of assets in the consolidated statements of operations. We expect the sale of the remaining assets held for sale to be completed within the next twelve months and have, accordingly, presented the held for sale assets as current. Proceeds from the sale of the assets will be used for general Corporate purposes. Based on the present real estate market and discussions with the Company's real estate adviser, no impairment of the recorded amounts has occurred as of November 30, 2017.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2018 presentation.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2017	$58,180	$116,369	$13,528	$934	$74,724	$263,735
Translation	419	—	(508)	4	(35)	(120)
Balance as of November 30, 2017	$58,599	$116,369	$13,020	$938	$74,689	$263,615

The following table summarizes intangible assets with finite useful lives by major category:

	November 30, 2017			August 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$359,791	$(98,476)	$261,315	$359,227	$(91,910)	$267,317
Developed technology	73,131	(19,744)	53,387	73,171	(18,574)	54,597
Registered trademarks and tradenames	18,576	(8,433)	10,143	18,347	(8,071)	10,276
Total finite-lived intangible assets	$451,498	$(126,653)	$324,845	$450,745	$(118,555)	$332,190
Amortization expense of intangible assets was $7.7 million and $8.0 million for the three months ended November 30, 2017 and 2016, respectively.

(3)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	November 30, 2017	August 31, 2017
	(In thousands)
Notes payable and other, due within one year	$10,094	$17,263
Current portion of long-term debt	16,000	14,750
Short-term debt	$26,094	$32,013

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$36,548	$51,250
Term Loan A, LIBOR plus applicable spread, due June 2020	162,500	166,250
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	297,267	298,115
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	3,078	3,276
Unamortized debt issuance costs	(8,612)	(8,713)
Long-term debt	$865,781	$885,178
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
In October 2017, the Company amended the 2015 Credit Agreement and increased the net leverage ratio covenant to provide the Company additional financial flexibility to execute on its growth strategy. The Company is in compliance with its debt covenants as of November 30, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	November 30, 2017				August 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$147	$—	$147	$—	$286	$—	$286	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$109	$—	$109	$—	$268	$—	$268	$—
The Company's cash and cash equivalents are recorded at cost, which approximates fair value. The carrying value of the Company's variable-rate debt approximates fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $394.1 million and $389.5 million as of November 30, 2017 and August 31, 2017, respectively. The carrying value of this debt was $375.0 million as of November 30, 2017 and August 31, 2017, respectively.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The aggregate notional amount of foreign exchange forward contracts outstanding was $26.4 million and $92.7 million as of November 30, 2017 and August 31, 2017, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair value of the Company’s foreign exchange forward contracts is recognized in other current assets or other accrued liabilities in the consolidated balance sheets based on the net settlement value. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of November 30, 2017 and August 31, 2017.
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 1 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during fiscal 2018, and transfers between levels within the fair value hierarchy, if any, are recognized at the end of each quarter. There were no transfers between levels during the period presented.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.
(5) INCOME TAXES
The effective tax rate was 21.6% and 51.0% for the three months ended November 30, 2017 and 2016, respectively. The decrease in the effective tax rate as compared with the same period last year is primarily related to higher uncertain tax positions recorded in the prior year.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to our overall foreign rate being less than the U.S. statutory federal income tax rate.
As of November 30, 2017, the Company's gross unrecognized tax benefits totaled $4.3 million. If recognized, $3.3 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company. The Company reports interest and penalties related to income tax matters in income tax expense. As of November 30, 2017, the Company had $1.4 million of accrued interest and penalties on unrecognized tax benefits.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2014 onward, Belgium - from 2015 onward, other foreign jurisdictions - from 2011 onward.
(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension plans are shown below:

	Three months ended November 30,
	2017	2016
	(In thousands)
Defined benefit pension plans:
Service cost	$1,298	$1,395
Interest cost	771	587
Expected return on plan assets	(396)	(376)
Amortization of actuarial loss (gain)	700	997
Net periodic pension benefit cost	$2,373	$2,603

In fiscal 2018, there have been no significant charges incurred related to the Company's other postretirement benefit plan. For discussion of the Company's other postretirement benefit plan, refer to Note 8 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2017	$120,289	$48,529	$279,207	$(88,523)	$220,357	$(382,841)	$10,014	$207,032
Comprehensive income (loss)				1,353	14,715		370	16,438
Cash dividends paid on convertible special stock, $15.00 per share					(1,875)			(1,875)
Cash dividends paid on common stock, $0.205 per share					(6,163)			(6,163)
Cash distributions to noncontrolling interests							(30)	(30)
Issuance of treasury stock			24			34		58
Restricted stock issued, net of forfeitures		61	(61)					—
Redemption of common stock to cover tax withholdings		(29)	(967)					(996)
Cumulative effect adjustment upon adoption of ASU 2016-09					327			327
Share-based compensation plans			1,059					1,059
Balance as of November 30, 2017	$120,289	$48,561	$279,262	$(87,170)	$227,361	$(382,807)	$10,354	$215,850
For a detailed discussion of the Company's convertible special stock, refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017. There have been no fundamental changes in the Company's convertible special stock as of November 30, 2017 or August 31, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2017	$(52,191)	$(36,332)		$(88,523)
Other comprehensive income (loss) before reclassifications	980	—		980
Amounts reclassified to earnings	—	378	(2)	378
Net current period other comprehensive income (loss)	980	378		1,358
Less: comprehensive income (loss) attributable to noncontrolling interests	5	—		5
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	975	378		1,353
Balance as of November 30, 2017	$(51,216)	$(35,954)		$(87,170)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2016	$(69,717)	$(51,004)		$(120,721)
Other comprehensive income (loss) before reclassifications	(15,316)	—		(15,316)
Amounts reclassified to earnings	—	594	(2)	594
Net current period other comprehensive income (loss)	(15,316)	594		(14,722)
Less: comprehensive income (loss) attributable to noncontrolling interests	(70)	—		(70)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(15,246)	594		(14,652)
Balance as of November 30, 2016	$(84,963)	$(50,410)		$(135,373)

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

(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

For a discussion of the Company's share-based incentive compensation plans, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017. During the first quarter of fiscal 2018, the Company granted non-employee directors and to the Senior Advisor to the Board of Directors a total of 2,553 shares of unrestricted common stock.
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended November 30,
	2017	2016
	(In thousands)
Time-based and performance-based restricted stock awards	$1,107	$901
Stock options	128	—
Unrestricted awards	78	722
Total share-based incentive compensation	$1,313	$1,623

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
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from net income attributable to A. Schulman, Inc. The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three months ended November 30, 2017 and 2016, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended November 30,
	2017	2016
	(In thousands)
Weighted-average shares outstanding:
Basic	29,459	29,363
Incremental shares from equity awards	184	114
Incremental shares from convertible special stock	—	—
Diluted	29,643	29,477
For the three months ended November 30, 2017 there were 172,000 anti-dilutive shares related to share-based compensation plans that were excluded from diluted weighted-average shares outstanding. For the three months ended November 30, 2016, there were no anti-dilutive shares related to share-based compensation plans that were excluded from diluted weighted-average shares outstanding.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended November 30,
	2017	2016
	(In thousands)
EMEA	$347,419	$296,072
USCAN	159,236	156,418
LATAM	48,413	42,216
APAC	60,164	50,737
EC	59,391	54,557
Total net sales to unaffiliated customers	$674,623	$600,000
Below the Company presents gross profit by segment:

	Three months ended November 30,
	2017	2016
	(In thousands)
EMEA	$46,445	$44,658
USCAN	24,628	24,516
LATAM	10,203	9,417
APAC	9,911	9,126
EC	13,980	13,968
Total segment gross profit	105,167	101,685
Accelerated depreciation and restructuring related costs	(83)	(528)
Costs related to acquisitions and integrations	—	(57)
Lucent costs (1)	—	(85)
Total gross profit	$105,084	$101,015

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income (loss) and income (loss) before taxes:

	Three months ended November 30,
	2017	2016
	(In thousands)
EMEA	$21,075	$19,768
USCAN	8,141	8,496
LATAM	5,957	5,435
APAC	5,761	5,013
EC	5,282	5,111
Total segment operating income	46,216	43,823
Corporate	(9,401)	(8,816)
Costs related to acquisitions and integrations	—	(605)
Restructuring and restructuring related costs (2)	(4,371)	(13,273)
Accelerated depreciation	(178)	(356)
Lucent costs (1)	(2,776)	(809)
Asset impairment	—	(678)
Gain (loss) on sale of assets	3,077	—
CEO transition costs	—	(189)
Operating income (loss)	32,567	19,097
Interest expense	(13,441)	(13,164)
Foreign currency transaction gains (losses)	(787)	(562)
Other income (expense), net	898	1,132
Income (loss) before taxes	$19,237	$6,503
 (1) Refer to Note 13, Contingencies and Claims, for additional discussion on this matter. Lucent costs in cost of sales include additional product and manufacturing operational costs for reworking inventory. Lucent costs in selling, general and administrative expenses include legal and investigative costs.
(2) Restructuring related costs for the three months ended November 30, 2017 and 2016 of $3.9 million and $3.7 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization, improve efficiency of its operations or comply with new legislation, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization. Restructuring expenses for the three months ended November 30, 2017 and 2016 of $0.5 million and $9.5 million, respectively, included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2017		2016
	(In thousands, except for %'s)
Engineered Composites	$59,391	9%	$54,557	9%
Custom Concentrates and Services	321,201	47	275,921	46
Performance Materials	294,031	44	269,522	45
Total consolidated net sales	$674,623	100%	$600,000	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) RESTRUCTURING
In fiscal 2018, no new restructuring plans have been announced and no significant charges have been incurred in fiscal 2018 related to prior year plans. For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2017	$2,988	$90	$3,078
Fiscal 2018 charges	181	286	467
Fiscal 2018 payments	(1,232)	(291)	(1,523)
Translation	3	5	8
Accrual balance as of November 30, 2017	$1,940	$90	$2,030
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended November 30,
	2017	2016
	(In thousands)
EMEA	$259	$8,014
USCAN	188	1,467
LATAM	20	59
APAC	—	4
Total restructuring expense	$467	$9,544

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lucent Matter
As previously reported by the Company in its filings with the U.S. Securities and Exchange Commission ("SEC"), on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to Underwriter Laboratories. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter.  The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers. Additionally, the Company continues to incur recurring additional costs to produce product to customer specification.
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of November 30, 2017, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission, damages, rescissory damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. The case has been scheduled for trial in April 2018.
In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants filed a similar motion to dismiss as in the Citadel litigation. On August 23, 2017, the Court ruled on River Defendants’ Motions to Dismiss and Motions for Summary Judgment. The Court dismissed certain claims pertaining to one Defendant and all other motions to dismiss parties or claims were denied. In addition, the Court ruled against the Citadel Defendants’ Motions to (in effect) combine the Citadel Holdings litigation with the River litigation. Therefore, the River litigation will proceed as a separate lawsuit on a schedule months behind the Citadel Holdings Litigation. No trial date has yet been scheduled.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(14) ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted In The Current Period
In March 2016, the FASB issued Accounting Standards Update 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Upon adoption, the Company reversed deferred tax liabilities of $0.3 million for all excess tax deficiencies or benefits that had not been previously recognized. This was accomplished through a cumulative-effect adjustment to retained earnings. The Company will continue to estimate forfeitures as part of recording equity-based compensation expense. The adoption of this accounting standard did not impact the Company's consolidated statements of operations or consolidated statements of cash flows for the periods presented.
Accounting Standards Issued, To Be Adopted By The Company In Future Periods
In March 2017, the FASB issued an accounting standard update requiring that an employer report the pension service cost component in the same line items as compensation costs, but report all other components of net periodic pension cost in a line below operating income. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company had pension service cost of $1.3 million and $1.4 million during the three months ended November 30, 2017 and 2016, respectively. Total net periodic pension cost was $2.4 million and $2.6 million for the three months ended November 30, 2017 and 2016, respectively. The Company plans to adopt this standard on September 1, 2018.
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
In May 2014, and as subsequently updated, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The new revenue standard may be adopted using either of the following transition methods: (1) a full retrospective approach reflecting the adoption of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company preliminarily expects to use the modified retrospective method. However, the Company is continuing to evaluate the impact of the standard, and the planned adoption method is subject to change. Currently, the Company is in the process of reviewing historical sales contracts to analyze the impact that the adoption of the standard may have, if any, on the consolidated financial statements.
No other new accounting pronouncements issued or with effective dates during fiscal 2018 had or are expected to have a material impact on the Company's consolidated financial statements.

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
During the first quarter of fiscal 2018, certain Guarantors merged with Parent in conjunction with simplification of the Company's legal entity structure. As required, the Company has changed the prior year consolidating financial statement presentation to conform to the current legal entity structure. As a result, Parent's total assets increased by $11.4 million, and Guarantor total assets decreased by $224.5 million, with corresponding offsetting adjustments presented on the same line items in the eliminations column as of August 31, 2017. Parent's total liabilities increased by $11.4 million, Guarantor total liabilities decreased by $25.7 million, and Guarantor total stockholders' equity decreased $198.8 million, with corresponding offsetting adjustments presented on the same line items in the eliminations column as of August 31, 2017. Guarantor net income decreased $7.0 million for the three months ended November 30, 2016, with corresponding offsetting adjustments presented on the same line item in the eliminations column. There were no material adjustments made to the Non-Guarantors, other than intercompany balances, which eliminate in consolidation.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$173	$—	$47,496	$—	$47,669
Restricted cash	—	—	468	—	468
Accounts receivable, net	51,376	52,855	325,839	—	430,070
Accounts receivable, intercompany	24,282	5,495	28,271	(58,048)	—
Inventories	50,598	42,161	235,024	—	327,783
Prepaid expenses and other current assets	4,470	2,613	31,504	—	38,587
Assets held for sale	—	2,677	—	—	2,677
Total current assets	130,899	105,801	668,602	(58,048)	847,254
Net property, plant and equipment	61,216	50,045	181,924	—	293,185
Deferred charges and other noncurrent assets	93,371	4,078	56,552	(76,875)	77,126
Intercompany loans receivable	14,264	17,678	—	(31,942)	—
Investment in subsidiaries	785,408	114,900	—	(900,308)	—
Goodwill	55,534	81,617	126,464	—	263,615
Intangible assets, net	39,279	171,200	114,366	—	324,845
Total assets	$1,179,971	$545,319	$1,147,908	$(1,067,173)	$1,806,025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,399	$40,603	$278,284	$—	$375,286
Accounts payable, intercompany	9,759	36,868	11,421	(58,048)	—
U.S. and foreign income taxes payable	—	330	4,255	—	4,585
Accrued payroll, taxes and related benefits	10,775	6,866	35,710	—	53,351
Other accrued liabilities	27,649	4,657	35,836	—	68,142
Short-term debt	16,154	36	9,904	—	26,094
Total current liabilities	120,736	89,360	375,410	(58,048)	527,458
Long-term debt	839,163	62	26,556	—	865,781
Intercompany debt	—	—	31,942	(31,942)	—
Pension plans	2,234	1,271	133,040	—	136,545
Deferred income taxes	—	65,991	47,603	(76,875)	36,719
Other long-term liabilities	12,342	1,093	10,237	—	23,672
Total liabilities	974,475	157,777	624,788	(166,865)	1,590,175
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,561	—	—	—	48,561
Other equity	36,646	387,542	512,766	(900,308)	36,646
Total A. Schulman, Inc.’s stockholders’ equity	205,496	387,542	512,766	(900,308)	205,496
Noncontrolling interests	—	—	10,354	—	10,354
Total equity	205,496	387,542	523,120	(900,308)	215,850
Total liabilities and equity	$1,179,971	$545,319	$1,147,908	$(1,067,173)	$1,806,025

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$614	$—	$52,637	$—	$53,251
Restricted cash	—	—	768	—	768
Accounts receivable, net	56,354	52,640	299,445	—	408,439
Accounts receivable, intercompany	26,690	7,203	26,188	(60,081)	—
Inventories	41,862	32,667	201,930	—	276,459
Prepaid expenses and other current assets	7,662	2,221	26,829	—	36,712
Assets held for sale	2,764	2,912	—	—	5,676
Total current assets	135,946	97,643	607,797	(60,081)	781,305
Net property, plant and equipment	63,150	51,072	184,481	—	298,703
Deferred charges and other noncurrent assets	95,287	4,198	59,609	(81,247)	77,847
Intercompany loans receivable	16,564	17,460	—	(34,024)	—
Investment in subsidiaries	769,813	117,617	—	(887,430)	—
Goodwill	55,534	81,617	126,584	—	263,735
Intangible assets, net	40,416	174,748	117,026	—	332,190
Total assets	$1,176,710	$544,355	$1,095,497	$(1,062,782)	$1,753,780
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,429	$34,612	$240,779	$—	$318,820
Accounts payable, intercompany	13,191	33,370	13,520	(60,081)	—
U.S. and foreign income taxes payable	—	597	4,303	—	4,900
Accrued payroll, taxes and related benefits	7,752	6,044	33,155	—	46,951
Other accrued liabilities	21,373	4,699	35,689	—	61,761
Short-term debt	14,912	29	17,072	—	32,013
Total current liabilities	100,657	79,351	344,518	(60,081)	464,445
Long-term debt	858,446	41	26,691	—	885,178
Intercompany debt	—	—	34,024	(34,024)	—
Pension plans	2,266	1,308	132,117	—	135,691
Deferred income taxes	5,593	65,991	47,362	(81,247)	37,699
Other long-term liabilities	12,730	1,067	9,938	—	23,735
Total liabilities	979,692	147,758	594,650	(175,352)	1,546,748
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,529	—	—	—	48,529
Other equity	28,200	396,597	490,833	(887,430)	28,200
Total A. Schulman, Inc.’s stockholders’ equity	197,018	396,597	490,833	(887,430)	197,018
Noncontrolling interests	—	—	10,014	—	10,014
Total equity	197,018	396,597	500,847	(887,430)	207,032
Total liabilities and equity	$1,176,710	$544,355	$1,095,497	$(1,062,782)	$1,753,780

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$98,507	$90,054	$498,489	$(12,427)	$674,623
Cost of sales	82,735	78,688	420,543	(12,427)	569,539
Selling, general and administrative expenses	16,828	13,165	45,134	—	75,127
Restructuring expense	188	—	279	—	467
(Gain) loss on sale of assets	(3,004)	(73)	—	—	(3,077)
Operating income (loss)	1,760	(1,726)	32,533	—	32,567
Interest expense	12,317	1	1,419	(296)	13,441
Intercompany charges	17	—	3,200	(3,217)	—
Intercompany income	(1,948)	(1,256)	(13)	3,217	—
Foreign currency transaction (gains) losses	132	(6)	661	—	787
Other (income) expense, net	39	(307)	(926)	296	(898)
(Gain) loss on intercompany investments	(19,942)	(2,645)	—	22,587	—
Income (loss) before taxes	11,145	2,487	28,192	(22,587)	19,237
Provision (benefit) for U.S. and foreign income taxes	(3,570)	(144)	7,871	—	4,157
Net income (loss)	14,715	2,631	20,321	(22,587)	15,080
Noncontrolling interests	—	—	(365)	—	(365)
Net income (loss) attributable to A. Schulman, Inc.	14,715	2,631	19,956	(22,587)	14,715
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$12,840	$2,631	$19,956	$(22,587)	$12,840
Comprehensive income (loss)	$16,068	$1,904	$21,594	$(23,128)	$16,438
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	370	—	370
Comprehensive income (loss) attributable to A. Schulman, Inc.	$16,068	$1,904	$21,224	$(23,128)	$16,068

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$90,756	$88,060	$432,021	$(10,837)	$600,000
Cost of sales	77,096	76,562	356,164	(10,837)	498,985
Selling, general and administrative expenses	14,497	12,948	44,929	—	72,374
Restructuring expense	1,198	166	8,180	—	9,544
Operating income (loss)	(2,035)	(1,616)	22,748	—	19,097
Interest expense	11,927	5	1,492	(260)	13,164
Intercompany charges	2	—	1,853	(1,855)	—
Intercompany income	(544)	(1,306)	(5)	1,855	—
Foreign currency transaction (gains) losses	982	(33)	(387)	—	562
Other (income) expense, net	(263)	(281)	(848)	260	(1,132)
(Gain) loss on intercompany investments	(1,208)	(2,045)	—	3,253	—
Income (loss) before taxes	(12,931)	2,044	20,643	(3,253)	6,503
Provision (benefit) for U.S. and foreign income taxes	(15,874)	2,999	16,194	—	3,319
Net income (loss)	2,943	(955)	4,449	(3,253)	3,184
Noncontrolling interests	—	—	(241)	—	(241)
Net income (loss) attributable to A. Schulman, Inc.	2,943	(955)	4,208	(3,253)	2,943
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$1,068	$(955)	$4,208	$(3,253)	$1,068
Comprehensive income (loss)	$(11,709)	$(1,302)	$(10,212)	$11,685	$(11,538)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	171	—	171
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(11,709)	$(1,302)	$(10,383)	$11,685	$(11,709)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three months ended November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$19,017	$264	$6,412	$(175)	$25,518
Investing activities
Expenditures for property, plant and equipment	(459)	(689)	(4,300)	—	(5,448)
Proceeds from the sale of assets	5,838	308	46	—	6,192
Distributions from equity investees	—	125	—	—	125
Net cash provided from (used in) investing activities	5,379	(256)	(4,254)	—	869
Financing activities:
Cash dividends paid to common stockholders	(6,163)	—	—	—	(6,163)
Cash dividends paid to special stockholders	(1,875)	—	—	—	(1,875)
Intercompany dividends paid	—	—	(175)	175	—
Increase (decrease) in short-term debt	—	—	(7,242)	—	(7,242)
Borrowings on long-term debt	59,950	—	91,339	—	151,289
Repayments on long-term debt including current portion	(78,111)	(8)	(91,641)	—	(169,760)
Intercompany loan borrowings and repayments	2,300	—	(2,300)	—	—
Noncontrolling interests' distributions	—	—	(30)	—	(30)
Issuances of stock, common and treasury	58	—	—	—	58
Redemptions of common stock	(996)	—	—	—	(996)
Net cash provided from (used in) financing activities	(24,837)	(8)	(10,049)	175	(34,719)
Effect of exchange rate changes on cash	—	—	2,450	—	2,450
Net increase (decrease) in cash, cash equivalents, and restricted cash	(441)	—	(5,441)	—	(5,882)
Cash, cash equivalents, and restricted cash at beginning of period	614	—	53,405	—	54,019
Cash, cash equivalents, and restricted cash at end of period	$173	$—	$47,964	$—	$48,137

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three months ended November 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$51,067	$195	$14,144	$(39,097)	$26,309
Investing activities
Expenditures for property, plant and equipment	(6,211)	(320)	(6,441)	—	(12,972)
Proceeds from the sale of assets	111	—	264	—	375
Distributions from equity investees	—	125	—	—	125
Net cash provided from (used in) investing activities	(6,100)	(195)	(6,177)	—	(12,472)
Financing activities:
Cash dividends paid to common stockholders	(6,060)	—	—	—	(6,060)
Cash dividends paid to special stockholders	(1,875)	—	—	—	(1,875)
Intercompany dividends paid	—	—	(39,097)	39,097	—
Increase (decrease) in short-term debt	—	—	14,546	—	14,546
Borrowings on long-term debt	39,100	—	94,885	—	133,985
Repayments on long-term debt including current portion	(75,275)	—	(74,026)	—	(149,301)
Issuances of stock, common and treasury	51	—	—	—	51
Redemptions of common stock	(229)	—	—	—	(229)
Net cash provided from (used in) financing activities	(44,288)	—	(3,692)	39,097	(8,883)
Effect of exchange rate changes on cash	—	—	(816)	—	(816)
Net increase (decrease) in cash, cash equivalents, and restricted cash	679	—	3,459	—	4,138
Cash, cash equivalents, and restricted cash at beginning of period	—	—	43,403	—	43,403
Cash, cash equivalents, and restricted cash at end of period	$679	$—	$46,862	$—	$47,541

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) SUBSEQUENT EVENTS
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act.  This law may have significant impact on the Company’s U.S. taxes, primarily for the reduction of the corporate tax rate to 21%, a transition tax on historical foreign earnings of the Company, and multiple other provisions. It is anticipated that the Company will recognize a tax benefit during 2018 for the re-measurement of the U.S. net deferred tax liability position from the current 35% rate to 21%, offset by a one-time transition tax on historic foreign earnings and benefiting U.S. losses at a reduced rate.  The Company is evaluating tax planning opportunities to reduce the tax impact of the transition tax.  The Company is currently evaluating the overall financial statement impact including future business implications and will appropriately record these impacts and discuss potential implications in the second quarter when the law was enacted.

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

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results exclusive of certain items such as costs related to restructuring and related expenses, acquisitions and integration, asset impairments and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends. The Company believes that operating income before certain items is a useful measure to investors and management in understanding current profitability levels that may serve as a basis for evaluating future performance and facilitating comparability of results. In addition, operating income before certain items is important to management as it is a component of the Company’s annual and long-term employee incentive compensation plans.

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
As of November 30, 2017, the Company has approximately 5,100 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

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
To date, no customers or other parties have initiated recalls or have made material claims against the Company. Although to date, no significant customers have terminated their relationships with the Company or its subsidiaries because of the Lucent quality matter, the matter has resulted in decreased volume and revenue, including reductions by certain significant customers. Additionally, the Company continues to incur recurring additional costs to produce product to customer specification.
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of November 30, 2017, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics (the “Citadel Complaint”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the defendants motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission or rescissory damages, damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. The case has been scheduled for trial in April 2018.
In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Complaint”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Complaint alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants filed a similar motion to dismiss as in the Citadel litigation. On August 23, 2017, the Court ruled on River Defendants’ Motions to Dismiss and Motions for Summary Judgment. The Court dismissed certain claims pertaining to one Defendant and all other motions to dismiss parties or claims were denied. In addition, the Court ruled against the Citadel Defendants’ Motions to (in effect) combine the Citadel Holdings litigation with the River litigation. Therefore, the River litigation will proceed as a separate lawsuit on a schedule months behind the Citadel Holdings Litigation. No trial date has yet been scheduled.
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
The Company has incurred $2.8 million and $0.7 million of litigation costs related to the Lucent Matter in the three months ended November 30, 2017 and 2016, respectively.
Fiscal Year 2018 Significant Events
The following represent significant events during fiscal year 2018:

1.
Credit Agreement. In October 2017, the Company amended the 2015 Credit Agreement with its lenders. The amendment increased the net leverage ratio covenant to provide the Company additional financial flexibility to execute on its growth strategy.

2.
Automotive Innovation Award. In November 2017, the Company received the 2017 Automotive Innovation Award from the Society of Plastics Engineers for most innovative use of plastics. The Company received the award for its innovative material in the automotive aftermarket.

Results of Operations
Segment Information

	Three months ended November 30,
	2017	2016			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	301,118	295,507	5,611	1.9%
Net sales	$347,419	$296,072	$51,347	17.3%	$20,014	10.6%
Segment gross profit	$46,445	$44,658	$1,787	4.0%	$3,071	(2.9)%
Segment gross profit percentage	13.4%	15.1%
Segment operating income	$21,075	$19,768	$1,307	6.6%	$1,347	(0.2)%
Price per pound	$1.154	$1.002	$0.152	15.2%	$0.067	8.5%
Three months ended November 30, 2017
EMEA net sales for the three months ended November 30, 2017 were $347.4 million, an increase of $51.3 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $20.0 million, net sales increased 10.6% primarily due to to favorable product mix, increased sales price per pound and increased volumes of 11.0% in the Custom Concentrates & Services product family with growth in multiple end markets. These increases were partially offset by decreased volume of 7.1% in the Performance Materials product family primarily linked to lower distribution volumes.

EMEA gross profit was $46.4 million for the three months ended November 30, 2017, an increase of $1.8 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $3.1 million, segment gross profit decreased 2.9% primarily due to higher production costs resulting from increased volumes, as well as rising freight rates throughout Europe and increased costs associated with the establishment of a central distribution center.

EMEA operating income for the three months ended November 30, 2017 was $21.1 million, an increase of $1.3 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $1.3 million, segment operating income remained flat, as lower gross profit noted above was offset by lower employee expenses as a result of prior year restructuring activities.

	Three months ended November 30,
USCAN	2017	2016	Increase (decrease)
	(In thousands, except for %'s and per pound data)
Pounds sold	173,407	179,272	(5,865)	(3.3)%
Net sales	$159,236	$156,418	$2,818	1.8%
Segment gross profit	$24,628	$24,516	$112	0.5%
Segment gross profit percentage	15.5%	15.7%
Segment operating income	$8,141	$8,496	$(355)	(4.2)%
Price per pound	$0.918	$0.873	$0.045	5.2%
Three months ended November 30, 2017
USCAN net sales for the three months ended November 30, 2017 were $159.2 million, an increase of $2.8 million or 1.8% compared with the prior-year period. Net sales increased primarily due to increased price per pound in an effort to offset a portion of increased raw material costs. In addition, net sales increased due to improved product mix, primarily within the Custom Concentrates & Services product family in oilfield services, partially offset by a reduction in volumes due to temporary plant shutdowns associated with Hurricane Harvey.
USCAN gross profit was $24.6 million for the three months ended November 30, 2017, up slightly from the prior year. The improved product mix noted above was partially offset by the effects of Hurricane Harvey, as temporary plant shutdowns, resin availability, higher prices paid for raw materials, and higher freight rates all combined to partially offset the increased profitability due to improved product mix.
USCAN operating income for the three months ended November 30, 2017 was $8.1 million compared with $8.5 million in the same quarter of fiscal 2017. Segment operating income decreased primarily due to higher employee expense and professional fees, partially offset by gross profit as noted above. Based on preliminary estimates, the Company believes the Hurricane Harvey operating income impact as a result of lost volume, raw material shortages and price increases, and freight cost increases is a loss of approximately $2.0 million, with approximately $1.5 million impacting the first quarter of fiscal 2018.

	Three months ended November 30,
	2017	2016			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	37,922	34,188	3,734	10.9%
Net sales	$48,413	$42,216	$6,197	14.7%	$(73)	14.9%
Segment gross profit	$10,203	$9,417	$786	8.3%	$(39)	8.8%
Segment gross profit percentage	21.1%	22.3%
Segment operating income	$5,957	$5,435	$522	9.6%	$(18)	9.9%
Price per pound	$1.277	$1.235	$0.042	3.4%	$(0.002)	3.6%
Three months ended November 30, 2017
LATAM net sales for the three months ended November 30, 2017 were $48.4 million compared with $42.2 million in the prior-year period. Net sales increased nearly 15.0% compared with the prior year period, primarily due to volume growth in the Custom Concentrates & Services product family, primarily in the packaging market, and volume growth in the Performance Materials product family in the building and construction market, and increased price per pound in an effort to offset a portion of increased raw material prices.
LATAM gross profit was $10.2 million for the three months ended November 30, 2017, an increase of $0.8 million or 8.3% from the comparable period last year, primarily due to to increased volumes and price per pound as noted above.
LATAM operating income for the three months ended November 30, 2017 was $6.0 million, an increase of $0.5 million or 9.6% compared with the same quarter of fiscal 2017. The increase was primarily due to higher segment gross profit, as noted above, partially offset by higher compensation expense of $0.4 million.

	Three months ended November 30,
	2017	2016			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	49,643	48,048	1,595	3.3%
Net sales	$60,164	$50,737	$9,427	18.6%	$584	17.4%
Segment gross profit	$9,911	$9,126	$785	8.6%	$115	7.3%
Segment gross profit percentage	16.5%	18.0%
Segment operating income	$5,761	$5,013	$748	14.9%	$58	13.8%
Price per pound	$1.212	$1.056	$0.156	14.8%	$0.012	13.6%
Three months ended November 30, 2017
APAC net sales for the three months ended November 30, 2017 were $60.2 million, an increase of $9.4 million or 18.6% compared with the same prior-year period. The increase in net sales was primarily due to higher volumes and increased sales price per pound in the Performance Materials product family, primarily in the mobility and electronics & electrical markets. Additionally, price per pound was favorably impacted by increased sales of breathable film products in the Custom Concentrates & Services product family.
APAC gross profit for the three months ended November 30, 2017 was $9.9 million, an increase of $0.8 million compared with the prior-year period. Segment gross profit benefited from increased sales, as noted above, and improved product mix.
APAC operating income for the three months ended November 30, 2017 was $5.8 million compared with $5.0 million in the prior-year comparable quarter. The increase in segment operating income was primarily due to the aforementioned increase in gross profit.

	Three months ended November 30,
	2017	2016			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	46,957	45,205	1,752	3.9%
Net sales	$59,391	$54,557	$4,834	8.9%	$472	8.0%
Segment gross profit	$13,980	$13,968	$12	0.1%	$83	(0.5)%
Segment gross profit percentage	23.5%	25.6%
Segment operating income	$5,282	$5,111	$171	3.3%	$26	2.8%
Price per pound	$1.265	$1.207	$0.058	4.8%	$0.010	4.0%
Three months ended November 30, 2017
EC net sales for the three months ended November 30, 2017 were $59.4 million, an increase of $4.8 million or 8.9% over the prior-year comparable period. The increase in volume and sales price per pound was primarily due to a higher mix of specialized product sales in the oil & gas market and automotive markets, and increased volumes in the electrical & electronics market.
EC gross profit for the three months ended November 30, 2017 was $14.0 million, comparable with the prior year period, as higher sales noted above were offset by increased raw material and production costs.
EC operating income for the three months ended November 30, 2017 was $5.3 million, an increase of $0.2 million over the prior year. The increase in segment operating income was primarily due to lower compensation and amortization expense compared with the prior year.

	Three months ended November 30,
	2017	2016			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	609,047	602,220	6,827	1.1%
Net sales	$674,623	$600,000	$74,623	12.4%	$21,189	8.9%
Operating income	$32,567	$19,097	$13,470	70.5%	$1,422	63.1%
Operating income before certain items*	$36,815	$35,007	$1,808	5.2%	$1,468	1.0%
Price per pound	$1.108	$0.996	$0.112	11.2%	$0.035	7.7%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Three months ended November 30,
	2017	2016
	(In thousands)
Operating income (loss)	$32,567	$19,097
Costs related to acquisitions and integrations	—	605
Restructuring and restructuring related costs (1)	4,371	13,273
Accelerated depreciation	178	356
Lucent costs	2,776	809
Asset impairment	—	678
(Gain) loss on sale of assets	(3,077)	—
CEO transition costs	—	189
Total operating income before certain items	$36,815	$35,007
(1) Restructuring related costs for the three months ended November 30, 2017 and November 30, 2016 of $3.9 million and $3.7 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization. Restructuring expenses included in restructuring expense in the Company’s statements of operations for the three months ended November 30, 2017 and 2016 of $0.5 million and $9.5 million, respectively, include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs.
Three months ended November 30, 2017
Consolidated net sales for the three months ended November 30, 2017 were $674.6 million compared with $600.0 million for the prior period. Excluding the favorable impact of foreign currency of $21.2 million, net sales increased by 8.9% with positive contributions from all segments.
Operating income for the three months ended November 30, 2017 was $32.6 million compared to $19.1 million for the prior period, an increase of 70.5%, or 63.1% excluding the favorable impact of foreign currency translation. This increase was primarily due to the increased results in the LATAM and APAC segments, partially offset by increased SG&A expenses. Total operating income before certain items for the three months ended November 30, 2017 was $36.8 million, an increase of $1.8 million compared with the same prior-year period. The increase in total operating income before certain items was primarily due to increased gross profit as noted in LATAM and APAC above and the favorable impact of foreign currency translation of $1.5 million.
The Company’s SG&A expenses for the three months ended November 30, 2017 were $75.1 million compared with $72.4 million in the prior year period. The Company’s SG&A expenses, excluding certain items, increased by $1.7 million for the three months ended November 30, 2017 compared with the same prior year period, primarily attributable to the unfavorable impact of foreign currency translation of $1.8 million. Certain items excluded from SG&A expenses consist of $6.8 million of expense primarily related to restructuring and related costs and Lucent costs for the three months ended November 30, 2017 and $5.7 million of expense related to acquisition and integration activities, restructuring and related costs, CEO transition costs, asset impairment and Lucent costs for the prior period.
Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended November 30,
	2017		2016
	(In thousands, except for %'s)
Engineered Composites	$59,391	9%	$54,557	9%
Custom Concentrates and Services	321,201	47	275,921	46
Performance Materials	294,031	44	269,522	45
Total consolidated net sales	$674,623	100%	$600,000	100%

Restructuring
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2017	$2,988	$90	3,078
Fiscal 2018 charges	181	286	467
Fiscal 2018 payments	(1,232)	(291)	(1,523)
Translation	3	5	8
Accrual balance as of November 30, 2017	$1,940	$90	$2,030
For further discussion of the Company's fiscal 2018 restructuring activity, refer to Note 12 in this Form 10-Q.
Income Tax
The effective tax rate was 21.6% and 51.0% for the three months ended November 30, 2017 and 2016, respectively. The decrease in the effective tax rate as compared with the same period last year is primarily related to higher uncertain tax positions recorded in the prior year.
We record quarterly taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory federal income tax rate in the current year is primarily attributable to our overall foreign rate being less than the U.S. statutory federal income tax rate.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act.  This law may have significant impact on the Company’s U.S. taxes, primarily for the reduction of the corporate tax rate to 21%, a transition tax on historical foreign earnings of the Company, and multiple other provisions. It is anticipated that the Company will recognize a tax benefit during 2018 for the re-measurement of the U.S. net deferred tax liability position from the current 35% rate to 21%, offset by a one-time transition tax on historic foreign earnings and benefiting U.S. losses at a reduced rate.  The Company is evaluating tax planning opportunities to reduce the tax impact of the transition tax.  The Company is currently evaluating the overall financial statement impact including future business implications and will appropriately record these impacts and discuss potential implications in the second quarter when the law was enacted.
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
As of June 1, 2017, the Company completed its annual goodwill impairment test for fiscal 2017. Refer to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017 for additional information on the Company's annual goodwill impairment test.
If circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results. Given the fair value of the USCAN Performance Materials exceeding its carrying value by 5% as of June 1, 2017, the Company is closely monitoring this reporting unit and its operating results to determine whether there are any indicators of goodwill impairment. No such indicators of impairment exist as of November 30, 2017.
Liquidity and Capital Resources
Net cash provided from operations was $25.5 million for the three months ended November 30, 2017, comparable to the $26.3 million for the three months ended November 30, 2016. The Company’s cash, cash equivalents and restricted cash decreased $5.9 million from August 31, 2017. This decrease was driven primarily by net debt repayments of $25.7 million, capital expenditures of $5.4 million, and dividend payments of $8.0 million, partially offset by operating cash flow of $25.5 million and proceeds from asset sales of $6.2 million.
The Company’s approximate working capital days are summarized as follows:

	November 30, 2017	August 31, 2017	November 30, 2016
Days in receivables	57	57	56
Days in inventory	54	47	51
Days in payables	68	59	58
Total working capital days	43	45	49
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	November 30, 2017	August 31, 2017	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$48,137	$54,019	$(5,882)	(10.9)%
Working capital, excluding cash and assets held for sale	$268,982	$257,165	$11,817	4.6%
Long-term debt	$865,781	$885,178	$(19,397)	(2.2)%
Total debt	$891,875	$917,191	$(25,316)	(2.8)%
Net debt (1)	$843,738	$863,172	$(19,434)	(2.3)%
Total A. Schulman, Inc. stockholders’ equity	$205,496	$197,018	$8,478	4.3%
(1) Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of November 30, 2017 and August 31, 2017, the Company held 92% and 95% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are paid out of current year earnings. The new tax law referenced in Note 16 could impact previously unrepatriated earnings. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's established global cash pooling system. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt.

Working capital, excluding cash and assets held for sale, was $269.0 million as of November 30, 2017, an increase of $11.8 million from August 31, 2017. Increases in accounts receivable and inventory were partially offset by an increase in accounts payable.
Capital expenditures for the three months ended November 30, 2017 were $5.4 million compared with $13.0 million last year. Capital expenditures for both periods primarily relate to the Company's continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	November 30, 2017	August 31, 2017
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	25,252	30,890
Total capacity from credit lines	$325,252	$330,890
Availability:
Revolving Facility	$256,266	$242,040
Foreign short-term lines of credit	16,188	14,660
Total available funds from credit lines	$272,454	$256,700
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $45.5 million and $67.4 million as of November 30, 2017 and August 31, 2017, respectively, and issued letters of credit of $7.3 million and $6.8 million as of November 30, 2017 and August 31, 2017, respectively.
During the three months ended November 30, 2017 and 2016, the Company declared and paid quarterly cash dividends of $15.00, respectively, per share to special stockholders. The total amount of these dividends was $1.9 million, respectively. During the three months ended November 30, 2017 and 2016, the Company declared and paid quarterly cash dividends of $0.205 per share to common stockholders, respectively. The total amount of these dividends was $6.2 million and $6.1 million, respectively.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income increased by $1.4 million during the three months ended November 30, 2017 primarily due to the weakening of the U.S. dollar against various foreign currencies.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, and reduce outstanding debt.
Contractual Obligations
As of November 30, 2017, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of November 30, 2017.
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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk
In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and management of these exposures is included in Part II, ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017. Exposures to market risks have not changed materially since August 31, 2017.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the three months ended November 30, 2017, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2017.
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, the Company included a detailed discussion of its risk factors. There are no material changes from the risk factors previously disclosed.
Items 2, 3, 4, and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

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

4.6
Specimen Certificate for 6.00% Cumulative Perpetual Convertible Special Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015).

10.1
Cooperation Agreement, dated as of September 7, 2017, by and among the Company, Cruiser Capital Advisors, LLC, Kingdon Capital Management, L.L.C., and with respect to certain sections of the Agreement, The William H. Joyce Revocable Trust and The Joyce Family Irrevocable Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 12, 2017).

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.2
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

10.3	The Company’s 2018 Bonus Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:	January 8, 2018