Form 10-Q
period 2018-02-28
SCHULMAN A INC
filed 2018-03-28
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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
Number of shares of common stock, $1.00 par value, outstanding as of March 22, 2018 – 29,525,402

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosure about Market Risk	40
Item 4	Controls and Procedures	40
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 6	Exhibits	43
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$650,098	$568,678	$1,324,721	$1,168,678
Cost of sales	558,403	479,492	1,127,941	978,477
Selling, general and administrative expenses	78,356	65,967	153,483	138,342
Restructuring expense	124	1,878	591	11,422
(Gain) loss on sale of assets	—	—	(3,077)	—
Operating income (loss)	13,215	21,341	45,783	40,437
Interest expense	13,435	13,107	26,876	26,271
Foreign currency transaction (gains) losses	483	1,081	1,270	1,643
Other (income) expense, net	(849)	674	(1,746)	(459)
Income (loss) before taxes	146	6,479	19,383	12,982
Provision (benefit) for U.S. and foreign income taxes	(5,530)	1,143	(1,373)	4,462
Net income (loss)	5,676	5,336	20,756	8,520
Noncontrolling interests	(289)	(306)	(654)	(547)
Net income (loss) attributable to A. Schulman, Inc.	5,387	5,030	20,102	7,973
Convertible special stock dividends	1,875	1,875	3,750	3,750
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,512	$3,155	$16,352	$4,223

Weighted-average number of shares outstanding:
Basic	29,487	29,394	29,473	29,378
Diluted	29,661	29,503	29,657	29,470

Net income (loss) per common share available to A. Schulman, Inc. common stockholders
Basic	$0.12	$0.11	$0.55	$0.14
Diluted	$0.12	$0.11	$0.55	$0.14

Cash dividends per common share	$0.205	$0.205	$0.410	$0.410
Cash dividends per share of convertible special stock	$15.00	$15.00	$30.00	$30.00

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$5,676	$5,336	$20,756	$8,520
Other comprehensive income (loss):
Foreign currency translation gains (losses)	8,980	4,150	9,960	(11,166)
Defined benefit retirement plans, net of tax	435	610	813	1,204
Other comprehensive income (loss)	9,415	4,760	10,773	(9,962)
Comprehensive income (loss)	15,091	10,096	31,529	(1,442)
Less: comprehensive income (loss) attributable to noncontrolling interests	135	333	505	504
Comprehensive income (loss) attributable to A. Schulman, Inc.	$14,956	$9,763	$31,024	$(1,946)

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2018	August 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,475	$53,251
Restricted cash	169	768
Accounts receivable, less allowance for doubtful accounts of $10,419 at February 28, 2018 and $11,171 at August 31, 2017	439,454	408,439
Inventories	345,381	276,459
Prepaid expenses and other current assets	40,538	36,712
Assets held for sale	2,671	5,676
Total current assets	879,688	781,305
Property, plant, and equipment, less accumulated depreciation of $474,073 at February 28, 2018 and $444,481 at August 31, 2017	292,977	298,703
Deferred charges and other noncurrent assets	78,612	77,847
Goodwill	265,253	263,735
Intangible assets, net	318,332	332,190
Total assets	$1,834,862	$1,753,780
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$351,430	$318,820
U.S. and foreign income taxes payable	6,405	4,900
Accrued payroll, taxes and related benefits	46,922	46,951
Other accrued liabilities	65,961	61,761
Short-term debt	19,492	32,013
Total current liabilities	490,210	464,445
Long-term debt	930,632	885,178
Pension plans	140,353	135,691
Deferred income taxes	26,015	37,699
Other long-term liabilities	23,569	23,735
Total liabilities	1,610,779	1,546,748
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,585 shares at February 28, 2018 and 48,529 shares at August 31, 2017	48,585	48,529
Additional paid-in capital	280,331	279,207
Accumulated other comprehensive income (loss)	(77,601)	(88,523)
Retained earnings	224,794	220,357
Treasury stock, at cost, 19,060 shares at February 28, 2018 and 19,063 shares at August 31, 2017	(382,807)	(382,841)
Total A. Schulman, Inc.’s stockholders’ equity	213,591	197,018
Noncontrolling interests	10,492	10,014
Total equity	224,083	207,032
Total liabilities and equity	$1,834,862	$1,753,780

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 28,
	2018	2017
	(In thousands)
Operating activities:
Net income	$20,756	$8,520
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	21,218	22,215
Amortization	17,283	17,644
Deferred tax provision (benefit)	(12,794)	(4,493)
Pension, postretirement benefits and other compensation	3,694	3,361
(Gain) loss on sale of assets	(3,077)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,780)	(15,866)
Inventories	(62,198)	(24,670)
Accounts payable	25,665	40,363
Income taxes	2,154	(4,639)
Accrued payroll and other accrued liabilities	3,049	(4,311)
Other assets and long-term liabilities	(3,587)	2,025
Net cash provided from (used in) operating activities	(12,617)	40,149
Investing activities
Expenditures for property, plant and equipment	(13,083)	(24,505)
Proceeds from the sale of assets	6,420	478
Distributions from equity investees	125	125
Net cash provided from (used in) investing activities	(6,538)	(23,902)
Financing activities:
Cash dividends paid to special stockholders	(3,750)	(3,750)
Cash dividends paid to common stockholders	(12,242)	(12,057)
Increase (decrease) in short-term debt	(15,144)	5,153
Borrowings on long-term debt	399,923	238,543
Repayments on long-term debt including current portion	(353,597)	(237,034)
Noncontrolling interests' distributions	(27)	—
Issuances of stock, common and treasury	58	93
Redemptions of common stock	(1,225)	(620)
Net cash provided from (used in) financing activities	13,996	(9,672)
Effect of exchange rate changes on cash	2,784	(494)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,375)	6,081
Cash, cash equivalents, and restricted cash at beginning of period	54,019	43,403
Cash, cash equivalents, and restricted cash at end of period	$51,644	$49,484

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	GENERAL
The unaudited interim consolidated financial statements included for A. Schulman, Inc. (the “Company,” “A. Schulman,” “we,” “our” and “us”) reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The fiscal year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
The results of operations for the three and six months ended February 28, 2018 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2018.
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
Restricted Cash
Restricted cash of $0.2 million and $0.8 million as of February 28, 2018 and August 31, 2017, respectively, represents cash and cash equivalents held in an escrow account for the cash settlement of a commitment to a local government.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	February 28, 2018	August 31, 2017	February 28, 2017	August 31, 2016
	(In thousands)
Cash and cash equivalents	$51,475	$53,251	$47,861	$35,260
Restricted cash	169	768	1,623	8,143
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$51,644	$54,019	$49,484	$43,403
Assets Held for Sale
During fiscal 2017, the Company began actively marketing for sale certain properties and machinery and equipment at recently closed plants in the U.S. and Europe. As of February 28, 2018 and August 31, 2017, the Company had $2.7 million and $5.7 million, respectively, of assets held for sale classified on the consolidated balance sheet that represents the net book value of these properties along with certain machinery and equipment. In the first quarter of fiscal 2018, the Company sold two facilities in USCAN and received total cash proceeds of $6.1 million and recognized a gain on sale of $3.1 million. The gain on sale has been recorded within (gain) loss on sale of assets in the consolidated statements of operations. We expect the sale of the remaining assets held for sale to be completed within the next twelve months and have, accordingly, presented the held for sale assets as current. Proceeds from the sale of the assets will be used for general corporate purposes. Based on the present real estate market and discussions with the Company's real estate adviser, no impairment of the recorded amounts has occurred as of February 28, 2018.
Pending Merger
On February 15, 2018, LyondellBasell Industries N.V. (“LYB”), LYB Americas Holdco Inc., a wholly owned subsidiary of LYB, and the Company, entered into an agreement (the “Merger Agreement”) whereby LYB will acquire the Company (the “Merger”).
Upon consummation of the Merger, each share of Company common stock, par value $1.00 per share (“Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its subsidiaries or LyondellBasell or any of its subsidiaries (including Merger Sub), which shall be canceled, and any Dissenting

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares (as defined in the Merger Agreement)), will be canceled and automatically converted into the right to receive (i) $42.00 in cash, without interest and subject to any applicable withholding taxes (the "Per-Share Amount"), and (ii) one contractual contingent value right without interest and less applicable withholding taxes (a "CVR"), which will represent the right to receive certain net proceeds, if any, resulting from the Lucent Matter (in each case subject to the terms and conditions of the CVR agreement to be entered into in accordance with the Merger Agreement). There is no guaranty that any proceeds will be received from the CVR agreement. Net proceeds, if any, related to such claims, litigations, and investigations that are received before consummation of the Merger will be classified in the Company’s consolidated balance sheet as restricted cash. Upon consummation of the Merger, any such net proceeds will be deposited in an escrow account and may be disbursed in accordance with the terms and subject to the conditions of the CVR agreement. If the Merger is not consummated, there is no restriction on the Company’s use of any cash proceeds received upon resolution of the Lucent Matter. Refer to Note 13 in this Form 10-Q for details on the Lucent Matter.
Pursuant to the Merger Agreement, each Company stock option, restricted share, restricted stock unit and performance stock unit award, whether vested or unvested, in each case, that is outstanding immediately prior to closing, will be canceled and converted into the right to receive an amount in cash, without interest, equal to the Per-Share Amount (or, in the case of Company stock options, the excess of the Per-Share Amount over the per-share exercise price for such Company stock options) for each share of the Company’s common stock underlying the applicable award, plus one CVR for each share of the Company’s common stock underlying the applicable award. Each performance-based award will be deemed to have vested at target achievement levels.
The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including a permitted change in the recommendation of the Company’s Board of Directors of or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, the Company will pay LYB a cash termination fee of $50.0 million.
The proposed Merger, which has been unanimously approved by the respective boards of LYB and the Company, is subject to customary closing conditions, including regulatory approvals and approval by the Company’s shareholders. The Merger is expected to close in the second half of calendar year 2018.
For further discussion related to the convertible special stock, refer to Note 7 in this Form 10-Q.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2017	$58,180	$116,369	$13,528	$934	$74,724	$263,735
Translation	2,039	—	(535)	40	(26)	1,518
Balance as of February 28, 2018	$60,219	$116,369	$12,993	$974	$74,698	$265,253
The following table summarizes intangible assets with finite useful lives by major category:

	February 28, 2018			August 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$361,478	$(105,605)	$255,873	$359,227	$(91,910)	$267,317
Developed technology	73,479	(21,073)	52,406	73,171	(18,574)	54,597
Registered trademarks and tradenames	18,939	(8,886)	10,053	18,347	(8,071)	10,276
Total finite-lived intangible assets	$453,896	$(135,564)	$318,332	$450,745	$(118,555)	$332,190
Amortization expense of intangible assets was $7.8 million and $15.5 million for the three and six months ended February 28, 2018, respectively, and $8.0 million and $16.0 million for the three and six months ended February 28, 2017, respectively.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	February 28, 2018	August 31, 2017
	(In thousands)
Notes payable and other, due within one year	$2,242	$17,263
Current portion of long-term debt	17,250	14,750
Short-term debt	$19,492	$32,013

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$105,744	$51,250
Term Loan A, LIBOR plus applicable spread, due June 2020	158,750	166,250
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	296,419	298,115
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	2,930	3,276
Unamortized debt issuance costs	(8,211)	(8,713)
Long-term debt	$930,632	$885,178
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
In October 2017, the Company amended the 2015 Credit Agreement and increased the net leverage ratio covenant to provide the Company additional financial flexibility to execute on its growth strategy. The Company is in compliance with its debt covenants as of February 28, 2018.
(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	February 28, 2018				August 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$255	$—	$255	$—	$286	$—	$286	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$378	$—	$378	$—	$268	$—	$268	$—
The Company's cash and cash equivalents are recorded at cost, which approximates fair value. The carrying value of the Company's variable-rate debt approximates fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $397.8 million and $389.5 million as of February 28, 2018 and August 31, 2017, respectively. The carrying value of this debt was $375.0 million as of February 28, 2018 and August 31, 2017, respectively.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The aggregate notional amount of foreign exchange forward contracts outstanding was $46.3 million and $92.7 million as of February 28, 2018 and August 31, 2017, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair values of the Company’s foreign exchange forward contracts are recognized in other current assets and other accrued liabilities in the consolidated balance sheets. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of February 28, 2018 and August 31, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(5) INCOME TAXES
The effective tax rate was (3,787.7)% and (7.1)% for the three and six months ended February 28, 2018, respectively, and 17.6% and 34.4% for the three and six months ended February 28, 2017, respectively. The decrease in the effective tax rate as compared with the same period last year is primarily related to impacts of the recently enacted Tax Cuts and Jobs Act ("U.S. Tax Reform") and higher uncertain tax positions recorded in the prior year.
As a result of U.S. Tax Reform, the Company will be subject to a U.S. federal statutory tax rate of 25.7% for its fiscal year ending August 31, 2018, which reflects a blended federal statutory rate of 35% for its first four months and 21% for the remaining eight months. For the three months ended February 28, 2018, the Company's effective tax rate was (3,787.7)% and was lower than the blended U.S. federal statutory rate of 25.7% primarily due to the discrete impacts of U.S. Tax Reform.

On December 22, 2017, U.S. Tax Reform was enacted and significantly revised U.S. corporate income tax. The Company remeasured certain deferred tax assets and liabilities based on the tax rate that is expected to be in effect when the deferred items reverse, which is generally 21% due to the Company’s U.S. net operating loss position. In the second quarter of fiscal 2018, as a result of U.S. Tax Reform, the Company recorded a discrete non-cash tax benefit of $6.8 million due to the remeasurement of U.S deferred tax assets and liabilities. The Company believes the accounting for the impacts of the revaluation of its deferred taxes are substantially complete, except for changes in estimates that can result from finalizing the filing of its fiscal 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded as a result of U.S. Tax Reform.

In the second quarter of fiscal 2018, the Company recorded a net discrete tax charge of $10.6 million due to the one-time transition tax on deemed repatriated earnings of certain non-U.S. subsidiaries. This one-time transition tax should be fully offset by foreign tax credits carried forward from prior years which were previously subject to a valuation allowance resulting in no effective tax rate impact recognized in the quarter. This one-time transition tax is based on the Company’s post-1986 earnings and profits (“E&P”) not previously subjected to U.S. taxation. This one-time transition tax is provisional as the Company has not yet completed its determination of its post-1986 non-U.S. E&P. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Given the varying tax rates (15.5% on cash and 8% on other property), this amount may change when the Company completes the calculation of post-1986 non-U.S. E&P previously deferred from U.S. federal taxation and concludes on the amounts held in cash versus other specified assets.

U.S. Tax Reform created a new income inclusion item called the Global Intangible Low Taxed Income (“GILTI”). GILTI is effective for tax years beginning after December 31, 2017, which would be the Company’s tax year beginning September 1, 2018. The Company has elected to treat this item as a period cost when it is incurred in the future.

As stated above, the Company believes its accounting for remeasurement of deferred tax assets and liabilities are substantially complete, except for changes in estimates. The tax impacts of the one-time transition tax and the realizability of certain deferred tax assets are still being evaluated by the Company and may materially differ from the estimated impacts recognized in the second quarter of fiscal 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations, actions the Company may take as a result of U.S. Tax Reform and other items. The SEC has issued Staff Accounting Bulletin 118 that allows for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts.
As of February 28, 2018, the Company's gross unrecognized tax benefits totaled $4.4 million. If recognized, $3.4 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company. The Company reports interest and penalties related to income tax matters in income tax expense. As of February 28, 2018, the Company had $1.5 million of accrued interest and penalties on unrecognized tax benefits.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2014 onward, Belgium - from 2015 onward, other foreign jurisdictions - from 2011 onward.
(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension plans are shown below:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
Defined benefit pension plans:
Service cost	$1,342	$1,344	$2,640	$2,739
Interest cost	796	570	1,567	1,157
Expected return on plan assets	(410)	(367)	(806)	(743)
Amortization of actuarial loss (gain)	724	961	1,424	1,958
Net periodic pension benefit cost	$2,452	$2,508	$4,825	$5,111

In fiscal 2018, there have been no significant charges incurred related to the Company's other postretirement benefit plan. For discussion of the Company's other postretirement benefit plan, refer to Note 8 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2017	$120,289	$48,529	$279,207	$(88,523)	$220,357	$(382,841)	$10,014	$207,032
Comprehensive income (loss)				10,922	20,102		505	31,529
Cash dividends paid on convertible special stock, $30.00 per share					(3,750)			(3,750)
Cash dividends paid on common stock, $0.41 per share					(12,242)			(12,242)
Cash distributions to noncontrolling interests							(27)	(27)
Issuance of treasury stock			24			34		58
Restricted stock issued, net of forfeitures		91	(91)					—
Redemption of common stock to cover tax withholdings		(35)	(1,190)					(1,225)
Cumulative effect adjustment upon adoption of ASU 2016-09					327			327
Share-based compensation plans			2,381					2,381
Balance as of February 28, 2018	$120,289	$48,585	$280,331	$(77,601)	$224,794	$(382,807)	$10,492	$224,083
For a detailed discussion of the Company's convertible special stock, refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017. There have been no fundamental changes in the Company's convertible special stock as of February 28, 2018 or August 31, 2017, however, the pending LyondellBasell Merger discussed in Note 1 in this Form 10-Q will represent a fundamental change upon closing of the proposed Merger.
Holders of the Company’s convertible special stock continue to have the ability to convert their convertible special stock at any time before or after the Merger closing date. If holders convert prior to the Merger closing date, they will receive shares

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the Company’s common stock at the current conversion rate. Upon Merger closing, the Company’s convertible special stock will become convertible into the Merger consideration, with each share of the Company’s convertible special stock becoming convertible into the consideration that a holder of a number of shares of the Company’s common stock equal to the conversion rate would have been entitled to receive at closing. If a holder of the Company’s convertible special stock elects to convert during the period beginning at the open of business on the trading day immediately following the Merger closing date and ending at the close of business on the 30th trading day following the closing date, holders will be entitled to an increase in the conversion rate. After such 30th trading day, the increase to the conversion rate will no longer apply but the convertible special stock will remain convertible into the Merger consideration.
(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2017	$(51,216)	$(35,954)		$(87,170)
Other comprehensive income (loss) before reclassifications	8,980	—		8,980
Amounts reclassified to earnings	—	435	(2)	435
Net current period other comprehensive income (loss)	8,980	435		9,415
Less: comprehensive income (loss) attributable to noncontrolling interests	(154)	—		(154)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	9,134	435		9,569
Balance as of February 28, 2018	$(42,082)	$(35,519)		$(77,601)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2017	$(52,191)	$(36,332)		$(88,523)
Other comprehensive income (loss) before reclassifications	9,960	—		9,960
Amounts reclassified to earnings	—	813	(2)	813
Net current period other comprehensive income (loss)	9,960	813		10,773
Less: comprehensive income (loss) attributable to noncontrolling interests	(149)	—		(149)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	10,109	813		10,922
Balance as of February 28, 2018	$(42,082)	$(35,519)		$(77,601)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of November 30, 2016	$(84,963)	$(50,410)		$(135,373)
Other comprehensive income (loss) before reclassifications	4,150	—		4,150
Amounts reclassified to earnings	—	610	(2)	610
Net current period other comprehensive income (loss)	4,150	610		4,760
Less: comprehensive income (loss) attributable to noncontrolling interests	27	—		27
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	4,123	610		4,733
Balance as of February 28, 2017	$(80,840)	$(49,800)		$(130,640)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2016	$(69,717)	$(51,004)		$(120,721)
Other comprehensive income (loss) before reclassifications	(11,166)	—		(11,166)
Amounts reclassified to earnings	—	1,204	(2)	1,204
Net current period other comprehensive income (loss)	(11,166)	1,204		(9,962)
Less: comprehensive income (loss) attributable to noncontrolling interests	(43)	—		(43)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(11,123)	1,204		(9,919)
Balance as of February 28, 2017	$(80,840)	$(49,800)		$(130,640)

(1) All amounts presented are net of tax. All tax amounts are related to pension and other retiree benefits.
(2) Amounts represent amortization of net actuarial loss and prior service costs and are reclassified from accumulated other comprehensive income into cost of sales and selling, general & administrative expenses on the consolidated statements of operations. These components are included in the computation of net periodic pension cost. Refer to Note 6 in this Form 10-Q for further details.
(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

During the six months ended February 28, 2018, the Company granted 46,180 and 239,440 shares of time-based and performance-based awards, respectively, with a weighted-average grant date fair value of $38.90 per share. The time-based awards vest after three years. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

During the three months ended November 30, 2017, the Company granted its new non-employee directors and its Senior Advisor to the Board of Directors a total of 2,553 shares of unrestricted common stock. During the three months ended February 28, 2018, the Company granted all non-employee directors and its Senior Advisor to the Board of Directors a total of 19,377 shares of unrestricted common stock.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, in the second quarter of fiscal 2018, the Company granted 158,150 stock options with a weighted average exercise price of $38.90 and a weighted average fair value of $13.13. The fair value of the stock options was estimated using a Black-Scholes model and the following assumptions:

Expected term:    6.5 years
Risk-free rate:    2.40%
Volatility:    39.0%
Dividend yield:    2.11%
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
Time-based and performance-based restricted stock awards	$643	$446	$1,750	$1,347
Stock options	207	68	335	68
Unrestricted awards	754	531	832	1,253
Total share-based incentive compensation	$1,604	$1,045	$2,917	$2,668

Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of February 28, 2018 was $11.9 million. This cost is expected to be recognized over a weighted-average period of 1.9 years.
For a discussion of the Merger's impact on share-based incentive compensation, refer to Note 1 in this Form 10-Q.
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
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from net income attributable to A. Schulman, Inc. The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three and six months ended February 28, 2018 and 2017, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
Weighted-average shares outstanding:
Basic	29,487	29,394	29,473	29,378
Incremental shares from equity awards	174	109	184	92
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,661	29,503	29,657	29,470
Dilutive weighted-average shares outstanding for the three and six months ended February 28, 2018 excludes 257,448 and 259,712 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive. Dilutive weighted-average shares outstanding for the three and six months ended February 28, 2017 excludes 94,298 and 88,225 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive.
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
The CODM uses net sales to unaffiliated customers, segment gross profit and segment operating income in order to make decisions, assess performance and allocate resources to each segment. Segment operating income does not include items such as interest income or expense, other income or expense, foreign currency transaction gains or losses, restructuring and related costs including accelerated depreciation, asset impairments, or costs related to the Merger. Corporate expenses include the compensation of certain personnel, certain audit expenses, Board of Directors related costs, certain insurance costs, costs associated with being a publicly traded entity and other miscellaneous legal and professional fees.
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
EMEA	$335,671	$276,902	$683,091	$572,974
USCAN	156,452	151,918	315,688	308,336
LATAM	44,982	39,662	93,395	81,878
APAC	57,384	48,914	117,548	99,651
EC	55,609	51,282	114,999	105,839
Total net sales to unaffiliated customers	$650,098	$568,678	$1,324,721	$1,168,678

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below the Company presents gross profit by segment:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
EMEA	$40,185	$39,130	$86,631	$83,788
USCAN	20,219	20,060	44,847	44,576
LATAM	8,869	9,595	19,071	19,012
APAC	8,922	8,908	18,833	18,034
EC	13,645	12,831	27,624	26,799
Total segment gross profit	91,840	90,524	197,006	192,209
Accelerated depreciation and restructuring related costs	(145)	(1,338)	(226)	(1,865)
Costs related to acquisitions and integrations	—	—	—	(57)
Lucent costs (1)	—	—	—	(86)
Total gross profit	$91,695	$89,186	$196,780	$190,201
Below is a reconciliation of segment operating income to operating income (loss) and income (loss) before taxes:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
EMEA	$15,166	$16,527	$36,266	$36,295
USCAN	4,713	5,447	12,854	13,943
LATAM	5,071	5,459	11,028	10,894
APAC	4,684	4,901	10,444	9,914
EC	4,267	4,111	9,523	9,222
Total segment operating income	33,901	36,445	80,115	80,268
Corporate	(8,521)	(9,065)	(17,922)	(17,881)
Costs related to Merger and integrations	(4,569)	—	(5,049)	(605)
Restructuring, strategic and related costs (2)	(4,222)	(4,970)	(8,111)	(18,243)
Accelerated depreciation	(57)	(467)	(235)	(823)
Lucent costs (1)	(3,317)	(596)	(6,092)	(1,405)
Asset impairment	—	—	—	(678)
Gain (loss) on sale of assets	—	—	3,077	—
CEO transition costs	—	(6)	—	(196)
Operating income (loss)	13,215	21,341	45,783	40,437
Interest expense	(13,435)	(13,107)	(26,876)	(26,271)
Foreign currency transaction gains (losses)	(483)	(1,081)	(1,270)	(1,643)
Other income (expense), net	849	(674)	1,746	459
Income (loss) before taxes	$146	$6,479	$19,383	$12,982
 (1) Refer to Note 13 in this form 10-Q for additional discussion on this matter. Lucent costs in cost of sales include additional product and manufacturing operational costs for reworking inventory. Lucent costs in selling, general and administrative expenses include legal and investigative costs.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Restructuring expenses for the three and six months ended February 28, 2018 of $0.1 million and $0.6 million, respectively, and for the three and six months ended February 28, 2017 of $1.9 million and $11.4 million, respectively, included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs. Strategic and restructuring related costs for the three and six months ended February 28, 2018 of $4.1 million and $7.5 million, respectively, and for the three and six months ended February 28, 2017 of $3.1 million and $6.8 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization, improve efficiency of its operations or comply with new legislation, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization.
Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended February 28,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$55,609	9%	$51,282	9%
Custom Concentrates and Services	304,454	46	259,586	46
Performance Materials	290,035	45	257,810	45
Total consolidated net sales	$650,098	100%	$568,678	100%

	Six months ended February 28,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$114,999	9%	$105,839	9%
Custom Concentrates and Services	625,655	47	535,505	46
Performance Materials	584,067	44	527,334	45
Total consolidated net sales	$1,324,721	100%	$1,168,678	100%
(12) RESTRUCTURING
In fiscal 2018, no new restructuring plans have been announced and no significant charges have been incurred related to prior year plans. For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2017	$2,988	$90	$3,078
Fiscal 2018 charges	88	503	591
Fiscal 2018 payments	(2,243)	(509)	(2,752)
Translation	7	43	50
Accrual balance as of February 28, 2018	$840	$127	$967

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
	(In thousands)
EMEA	$65	$830	$324	$8,844
USCAN	59	813	247	2,280
LATAM	—	—	20	59
APAC	—	88	—	92
EC	—	147	—	147
Total restructuring expense	$124	$1,878	$591	$11,422
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determine whether such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of February 28, 2018, approximately $31.0 million remained in such indemnity escrow.
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
(14) ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted in the Current Period
In March 2016, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. The standard was effective for fiscal years beginning after December 15, 2016, including interim periods. The Company adopted the new standard on September 1, 2017 and reversed deferred tax liabilities of $0.3 million for all excess tax deficiencies or benefits that had not been previously recognized via a cumulative-effect adjustment to retained earnings. The Company will continue to estimate forfeitures as part of recording equity-based compensation expense. The adoption of this accounting standard did not impact the Company's consolidated statements of operations or consolidated statements of cash flows for the periods presented.
Accounting Standards Issued, to be Adopted by the Company in Future Periods

In February 2018, the FASB issued an accounting standard update addressing the ability to reclassify the "stranded tax effects" of items from accumulated other comprehensive income to retained earnings rather than record such items in the income tax provision as previously required. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company plans to adopt this standard on September 1, 2019 and the impact of the standard is not expected to be material.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2017, the FASB issued an accounting standard update requiring that an employer report the pension service cost component in the same line items as compensation costs, but report all other components of net periodic pension cost in a line below operating income. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company had pension service cost of $2.6 million and $2.7 million during the six months ended February 28, 2018 and 2017, respectively. Total net periodic pension cost was $4.8 million and $5.1 million for the six months ended February 28, 2018 and 2017, respectively. The Company plans to adopt this standard on September 1, 2018.
In February 2016, the FASB issued new accounting guidance which requires companies to recognize a lease liability and right-of-use asset on the balance sheet for operating leases with a term greater than one year. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company regularly enters into operating leases which previously did not require recognition on the balance sheet. As a result, the Company is currently evaluating the effects this standard will have on its consolidated financial statements by capturing the key lease agreement terms for all lease agreement. The Company plans to adopt this standard September 1, 2019.
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
During fiscal 2018, certain Guarantors merged with Parent in conjunction with simplification of the Company's legal entity structure. As required, the Company has changed the prior year consolidating financial statement presentation to conform to the current legal entity structure. As a result, Parent's total assets increased by $11.4 million, and Guarantor total assets

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

decreased by $224.5 million, with corresponding offsetting adjustments presented on the same line items in the eliminations column as of August 31, 2017. Parent's total liabilities increased by $11.4 million, Guarantor total liabilities decreased by $25.7 million, and Guarantor total stockholders' equity decreased $198.8 million, with corresponding offsetting adjustments presented on the same line items in the eliminations column as of August 31, 2017. Guarantor net income increased $1.6 million and decreased $5.4 million for the three and six months ended February 28, 2017, respectively, with corresponding offsetting adjustments presented on the same line item in the eliminations column. There were no material adjustments made to the Non-Guarantors, other than intercompany balances, which eliminate in consolidation.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$861	$—	$50,614	$—	$51,475
Restricted cash	—	—	169	—	169
Accounts receivable, net	54,423	52,510	332,521	—	439,454
Accounts receivable, intercompany	22,422	6,817	28,092	(57,331)	—
Inventories	49,315	37,580	258,486	—	345,381
Prepaid expenses and other current assets	4,331	2,898	33,309	—	40,538
Assets held for sale	—	2,671	—	—	2,671
Total current assets	131,352	102,476	703,191	(57,331)	879,688
Net property, plant and equipment	60,425	48,828	183,724	—	292,977
Deferred charges and other noncurrent assets	104,590	4,009	56,859	(86,846)	78,612
Intercompany loans receivable	14,264	17,896	—	(32,160)	—
Investment in subsidiaries	812,907	115,097	—	(928,004)	—
Goodwill	56,155	80,996	128,102	—	265,253
Intangible assets, net	38,159	167,652	112,521	—	318,332
Total assets	$1,217,852	$536,954	$1,184,397	$(1,104,341)	$1,834,862
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,715	$29,532	$273,183	$—	$351,430
Accounts payable, intercompany	9,779	34,105	13,447	(57,331)	—
U.S. and foreign income taxes payable	—	716	5,689	—	6,405
Accrued payroll, taxes and related benefits	10,524	5,907	30,491	—	46,922
Other accrued liabilities	26,348	4,365	35,248	—	65,961
Short-term debt	17,393	37	2,062	—	19,492
Total current liabilities	112,759	74,662	360,120	(57,331)	490,210
Long-term debt	877,384	52	53,196	—	930,632
Intercompany debt	—	—	32,160	(32,160)	—
Pension plans	2,203	1,233	136,917	—	140,353
Deferred income taxes	—	65,991	46,870	(86,846)	26,015
Other long-term liabilities	11,915	1,122	10,532	—	23,569
Total liabilities	1,004,261	143,060	639,795	(176,337)	1,610,779
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,585	—	—	—	48,585
Other equity	44,717	393,894	534,110	(928,004)	44,717
Total A. Schulman, Inc.’s stockholders’ equity	213,591	393,894	534,110	(928,004)	213,591
Noncontrolling interests	—	—	10,492	—	10,492
Total equity	213,591	393,894	544,602	(928,004)	224,083
Total liabilities and equity	$1,217,852	$536,954	$1,184,397	$(1,104,341)	$1,834,862

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$98,254	$86,151	$478,137	$(12,444)	$650,098
Cost of sales	84,676	76,460	409,711	(12,444)	558,403
Selling, general and administrative expenses	20,187	13,725	44,444	—	78,356
Restructuring expense	59	—	65	—	124
Operating income (loss)	(6,668)	(4,034)	23,917	—	13,215
Interest expense	12,777	1	806	(149)	13,435
Intercompany charges	40	6	3,289	(3,335)	—
Intercompany income	(1,858)	(1,427)	(50)	3,335	—
Foreign currency transaction (gains) losses	344	15	124	—	483
Other (income) expense, net	—	(284)	(714)	149	(849)
(Gain) loss on intercompany investments	(13,037)	(2,921)	—	15,958	—
Income (loss) before taxes	(4,934)	576	20,462	(15,958)	146
Provision (benefit) for U.S. and foreign income taxes	(10,321)	493	4,298	—	(5,530)
Net income (loss)	5,387	83	16,164	(15,958)	5,676
Noncontrolling interests	—	—	(289)	—	(289)
Net income (loss) attributable to A. Schulman, Inc.	5,387	83	15,875	(15,958)	5,387
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,512	$83	$15,875	$(15,958)	$3,512
Comprehensive income (loss)	$14,956	$179	$25,611	$(25,655)	$15,091
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	135	—	135
Comprehensive income (loss) attributable to A. Schulman, Inc.	$14,956	$179	$25,476	$(25,655)	$14,956

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$92,062	$84,420	$403,859	$(11,663)	$568,678
Cost of sales	79,036	75,818	336,301	(11,663)	479,492
Selling, general and administrative expenses	11,235	12,670	42,062	—	65,967
Restructuring expense	674	277	927	—	1,878
Operating income (loss)	1,117	(4,345)	24,569	—	21,341
Interest expense	12,056	21	1,292	(262)	13,107
Intercompany charges	6	—	3,043	(3,049)	—
Intercompany income	(1,911)	(1,127)	(11)	3,049	—
Foreign currency transaction (gains) losses	1,056	(2)	27	—	1,081
Other (income) expense, net	(43)	(325)	780	262	674
(Gain) loss on intercompany investments	(10,872)	(1,616)	—	12,488	—
Income (loss) before taxes	825	(1,296)	19,438	(12,488)	6,479
Provision (benefit) for U.S. and foreign income taxes	(4,205)	530	4,818	—	1,143
Net income (loss)	5,030	(1,826)	14,620	(12,488)	5,336
Noncontrolling interests	—	—	(306)	—	(306)
Net income (loss) attributable to A. Schulman, Inc.	5,030	(1,826)	14,314	(12,488)	5,030
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,155	$(1,826)	$14,314	$(12,488)	$3,155
Comprehensive income (loss)	$9,763	$(747)	$19,354	$(18,274)	$10,096
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	333	—	333
Comprehensive income (loss) attributable to A. Schulman, Inc.	$9,763	$(747)	$19,021	$(18,274)	$9,763

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six months ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$196,761	$176,205	$976,626	$(24,871)	$1,324,721
Cost of sales	167,411	155,148	830,253	(24,871)	1,127,941
Selling, general and administrative expenses	37,015	26,890	89,578	—	153,483
Restructuring expense	247	—	344	—	591
(Gain) loss on sale of assets	(3,004)	(73)	—	—	(3,077)
Operating income (loss)	(4,908)	(5,760)	56,451	—	45,783
Interest expense	25,094	2	2,225	(445)	26,876
Intercompany charges	57	6	6,489	(6,552)	—
Intercompany income	(3,806)	(2,683)	(63)	6,552	—
Foreign currency transaction (gains) losses	476	9	785	—	1,270
Other (income) expense, net	39	(591)	(1,639)	445	(1,746)
(Gain) loss on intercompany investments	(32,979)	(5,566)	—	38,545	—
Income (loss) before taxes	6,211	3,063	48,654	(38,545)	19,383
Provision (benefit) for U.S. and foreign income taxes	(13,891)	349	12,169	—	(1,373)
Net income (loss)	20,102	2,714	36,485	(38,545)	20,756
Noncontrolling interests	—	—	(654)	—	(654)
Net income (loss) attributable to A. Schulman, Inc.	20,102	2,714	35,831	(38,545)	20,102
Convertible special stock dividends	3,750	—	—	—	3,750
Net income (loss) available to A. Schulman, Inc. common stockholders	$16,352	$2,714	$35,831	$(38,545)	$16,352
Comprehensive income (loss)	$31,024	$2,083	$47,205	$(48,783)	$31,529
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	505	—	505
Comprehensive income (loss) attributable to A. Schulman, Inc.	$31,024	$2,083	$46,700	$(48,783)	$31,024

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six months ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$182,818	$172,480	$835,880	$(22,500)	$1,168,678
Cost of sales	156,132	152,380	692,465	(22,500)	978,477
Selling, general and administrative expenses	25,732	25,618	86,992	—	138,342
Restructuring expense	1,872	443	9,107	—	11,422
Operating income (loss)	(918)	(5,961)	47,316	—	40,437
Interest expense	23,983	26	2,784	(522)	26,271
Intercompany charges	8	—	4,896	(4,904)	—
Intercompany income	(2,455)	(2,433)	(16)	4,904	—
Foreign currency transaction (gains) losses	2,038	(36)	(359)	—	1,643
Other (income) expense, net	(306)	(606)	(69)	522	(459)
(Gain) loss on intercompany investments	(12,080)	(3,661)	—	15,741	—
Income (loss) before taxes	(12,106)	749	40,080	(15,741)	12,982
Provision (benefit) for U.S. and foreign income taxes	(20,079)	3,529	21,012	—	4,462
Net income (loss)	7,973	(2,780)	19,068	(15,741)	8,520
Noncontrolling interests	—	—	(547)	—	(547)
Net income (loss) attributable to A. Schulman, Inc.	7,973	(2,780)	18,521	(15,741)	7,973
Convertible special stock dividends	3,750	—	—	—	3,750
Net income (loss) available to A. Schulman, Inc. common stockholders	$4,223	$(2,780)	$18,521	$(15,741)	$4,223
Comprehensive income (loss)	$(1,946)	$(2,048)	$9,138	$(6,586)	$(1,442)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	504	—	504
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(1,946)	$(2,048)	$8,634	$(6,586)	$(1,946)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six months ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$(10,087)	$1,049	$96	$(3,675)	$(12,617)
Investing activities
Expenditures for property, plant and equipment	(1,345)	(1,688)	(10,050)	—	(13,083)
Proceeds from the sale of assets	5,655	531	234	—	6,420
Distributions from equity investees	—	125	—	—	125
Net cash provided from (used in) investing activities	4,310	(1,032)	(9,816)	—	(6,538)
Financing activities:
Cash dividends paid to common stockholders	(12,242)	—	—	—	(12,242)
Cash dividends paid to special stockholders	(3,750)	—	—	—	(3,750)
Intercompany dividends paid	—	—	(3,675)	3,675	—
Increase (decrease) in short-term debt	—	—	(15,144)	—	(15,144)
Borrowings on long-term debt	163,150	—	236,773	—	399,923
Repayments on long-term debt including current portion	(142,267)	(17)	(211,313)	—	(353,597)
Intercompany loan borrowings and repayments	2,300	—	(2,300)	—	—
Noncontrolling interests' distributions	—	—	(27)	—	(27)
Issuances of stock, common and treasury	58	—	—	—	58
Redemptions of common stock	(1,225)	—	—	—	(1,225)
Net cash provided from (used in) financing activities	6,024	(17)	4,314	3,675	13,996
Effect of exchange rate changes on cash	—	—	2,784	—	2,784
Net increase (decrease) in cash, cash equivalents, and restricted cash	247	—	(2,622)	—	(2,375)
Cash, cash equivalents, and restricted cash at beginning of period	614	—	53,405	—	54,019
Cash, cash equivalents, and restricted cash at end of period	$861	$—	$50,783	$—	$51,644

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six months ended February 28, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$41,005	$1,006	$37,235	$(39,097)	$40,149
Investing activities
Expenditures for property, plant and equipment	(9,450)	(1,181)	(13,874)	—	(24,505)
Proceeds from the sale of assets	43	78	357	—	478
Distributions from equity investees	—	125	—	—	125
Net cash provided from (used in) investing activities	(9,407)	(978)	(13,517)	—	(23,902)
Financing activities:
Cash dividends paid to common stockholders	(12,057)	—	—	—	(12,057)
Cash dividends paid to special stockholders	(3,750)	—	—	—	(3,750)
Intercompany dividends paid	—	—	(39,097)	39,097	—
Increase (decrease) in short-term debt	—	—	5,153	—	5,153
Borrowings on long-term debt	107,800	—	130,743	—	238,543
Repayments on long-term debt including current portion	(122,194)	(28)	(114,812)	—	(237,034)
Issuances of stock, common and treasury	93	—	—	—	93
Redemptions of common stock	(620)	—	—	—	(620)
Net cash provided from (used in) financing activities	(30,728)	(28)	(18,013)	39,097	(9,672)
Effect of exchange rate changes on cash	—	—	(494)	—	(494)
Net increase (decrease) in cash, cash equivalents, and restricted cash	870	—	5,211	—	6,081
Cash, cash equivalents, and restricted cash at beginning of period	—	—	43,403	—	43,403
Cash, cash equivalents, and restricted cash at end of period	$870	$—	$48,614	$—	$49,484

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

•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements. Throughout this MD&A, the Company provides operating results exclusive of certain items such as costs related to restructuring and related expenses, Merger and integrations, asset impairments and asset write-downs, which are considered relevant to aid analysis and understanding of the Company’s results and business trends. The Company believes that operating income before certain items is a useful measure to investors and management in understanding current profitability levels that may serve as a basis for evaluating future performance and facilitating comparability of results. In addition, operating income before certain items is important to management as it is a component of the Company’s annual and long-term employee incentive compensation plans.

•	Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.
Overview
Business Summary
A. Schulman, Inc. is an international supplier of high-performance plastic formulations, resins and services headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electrical & electronics, agriculture, personal care & hygiene, custom services, and sports, leisure & home. The Chief Operating Decision Maker ("CODM") makes decisions, assesses performance and allocates resources by the following five reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	United States & Canada ("USCAN"),

•	Latin America ("LATAM"),

•	Asia Pacific ("APAC"), and

•	Engineered Composites ("EC").
As of February 28, 2018, the Company has approximately 5,200 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of February 28, 2018, approximately $31.0 million remained in such indemnity escrow.
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
The Company has incurred $6.1 million and $1.3 million of litigation costs related to the Lucent Matter in the six months ended February 28, 2018 and 2017, respectively.
Fiscal Year 2018 Significant Events
The following represent significant events during fiscal year 2018:

1.
Credit Agreement. During October 2017, the Company amended the 2015 Credit Agreement with its lenders. The amendment increased the net leverage ratio covenant to provide the Company additional financial flexibility to execute on its growth strategy.

2.
Automotive Innovation Award. During November 2017, the Company received the 2017 Automotive Innovation Award from the Society of Plastics Engineers for most innovative use of plastics. The Company received the award for its innovative material in the automotive aftermarket.

3.
LyondellBasell Transaction. On February 15, 2018, LyondellBasell Industries N.V. (“LYB”), LYB Americas Holdco Inc., a wholly owned subsidiary of LYB, and the Company entered into an agreement whereby LYB will acquire the Company (the “Merger”) for (i) $42.00 per share in cash, without interest and subject to any applicable withholding taxes, and (ii) one contractual contingent value right per share without interest and less applicable withholding taxes (a "CVR"), which will represent the right to receive certain net proceeds, if any, resulting from the Lucent Matter (in each case subject to the terms and conditions of the CVR agreement to be entered into in accordance with the Merger Agreement). For further discussion, refer to Note 1 in this Form 10-Q.

Results of Operations
Segment Information

	Three months ended February 28,
	2018	2017			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	282,150	285,194	(3,044)	(1.1)%
Net sales	$335,671	$276,902	$58,769	21.2%	$39,227	7.1%
Segment gross profit	$40,185	$39,130	$1,055	2.7%	$5,717	(11.9)%
Segment gross profit percentage	12.0%	14.1%
Segment operating income	$15,166	$16,527	$(1,361)	(8.2)%	$2,388	(22.7)%
Price per pound	$1.190	$0.971	$0.219	22.6%	$0.139	8.2%
Three months ended February 28, 2018
EMEA net sales for the three months ended February 28, 2018 were $335.7 million, an increase of $58.8 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $39.2 million, net sales increased 7.1% primarily due to favorable product mix, increased sales price per pound in an effort to offset increased raw material costs and increased volumes of 3.3% in the Custom Concentrates & Services product family with growth in multiple end markets and decreased volumes of 5.7% in the Performance Materials product family driven by decreased distribution sales.

EMEA gross profit was $40.2 million for the three months ended February 28, 2018, an increase of $1.1 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $5.7 million, segment gross profit decreased 11.9% primarily due to higher production costs resulting from increased production volumes, as well as rising freight rates throughout Europe and increased costs associated with the establishment of a central distribution center.

EMEA operating income for the three months ended February 28, 2018 was $15.2 million, a decrease of $1.4 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $2.4 million, segment operating income decreased by 22.7%, as lower gross profit noted above was partially offset by the benefit from cost savings initiatives.

	Six months ended February 28,
	2018	2017			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	583,268	580,701	2,567	0.4%
Net sales	$683,091	$572,974	$110,117	19.2%	$59,242	8.9%
Segment gross profit	$86,631	$83,788	$2,843	3.4%	$8,788	(7.1)%
Segment gross profit percentage	12.7%	14.6%
Segment operating income	$36,266	$36,295	$(29)	(0.1)%	$3,736	(10.4)%
Price per pound	$1.171	$0.987	$0.184	18.6%	$0.101	8.4%
Six months ended February 28, 2018
EMEA net sales for the six months ended February 28, 2018 were $683.1 million, an increase of $110.1 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $59.2 million, net sales increased 8.9%, primarily due to favorable product mix, increased sales price per pound in an effort to offset increased raw material costs and increased volumes of 7.1% in the Custom Concentrates & Services product family with growth in multiple end markets. These increases were partially offset by decreased volume of 6.4% in the Performance Materials product family primarily linked to lower distribution volumes.

EMEA gross profit was $86.6 million for the six months ended February 28, 2018, an increase of $2.8 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $8.8 million, segment gross profit decreased 7.1% primarily due to higher production costs resulting from increased production volumes, as well as rising freight rates throughout Europe and increased costs associated with the establishment of a central distribution center.

EMEA operating income for the six months ended February 28, 2018 was $36.3 million, essentially flat with prior year. Excluding the favorable impact of foreign currency translation of $3.7 million, segment operating income decreased by 10.4%, attributable to lower gross profit noted above which was partially offset by the benefit from cost savings initiatives.

	Three months ended February 28,
USCAN	2018	2017	Increase (decrease)
	(In thousands, except for %'s and per pound data)
Pounds sold	169,521	177,987	(8,466)	(4.8)%
Net sales	$156,452	$151,918	$4,534	3.0%
Segment gross profit	$20,219	$20,060	$159	0.8%
Segment gross profit percentage	12.9%	13.2%
Segment operating income	$4,713	$5,447	$(734)	(13.5)%
Price per pound	$0.923	$0.854	$0.069	8.1%
Three months ended February 28, 2018
USCAN net sales for the three months ended February 28, 2018 were $156.5 million, an increase of $4.5 million or 3.0% compared with the prior year period. Net sales increased primarily due to increased price per pound in an effort to offset increased raw material costs and due to improved product mix, within both the Custom Concentrates & Services and Performance Materials product families. These increases were partially offset by decreased volume in the Performance Materials product family related to the mobility, agriculture, and custom services markets.
USCAN gross profit was $20.2 million for the three months ended February 28, 2018, up $0.2 million or 0.8% from the prior year primarily due to the improved product mix noted above.
USCAN operating income for the three months ended February 28, 2018 was $4.7 million compared with $5.4 million in the same quarter of fiscal 2017. Segment operating income decreased primarily due to increased variable compensation expense.

	Six months ended February 28,
USCAN	2018	2017	Increase (decrease)
	(In thousands, except for %'s and per pound data)
Pounds sold	342,928	357,259	(14,331)	(4.0)%
Net sales	$315,688	$308,336	$7,352	2.4%
Segment gross profit	$44,847	$44,576	$271	0.6%
Segment gross profit percentage	14.2%	14.5%
Segment operating income	$12,854	$13,943	$(1,089)	(7.8)%
Price per pound	$0.921	$0.863	$0.058	6.7%
Six months ended February 28, 2018
USCAN net sales for the six months ended February 28, 2018 were $315.7 million, an increase of $7.4 million or 2.4% compared with the prior year period. Net sales increased primarily due to increased price per pound in an effort to offset increased raw material costs and due to improved product mix, primarily within the Custom Concentrates & Services product family in the oilfield services market. These increases were partially offset by decreased volume in the Performance Materials product family related to the mobility market and reduction in volumes due to temporary plant shutdowns and resin availability associated with Hurricane Harvey in the first quarter of fiscal 2018.
USCAN gross profit was $44.8 million for the six months ended February 28, 2018, up $0.3 million or 0.6% compared to the prior year. The improved product mix noted above was partially offset by the first quarter of fiscal 2018 effects of Hurricane Harvey, including temporary plant shutdowns, resin availability, higher prices paid for raw materials, and higher freight rates all combined to partially offset the increased profitability.
USCAN operating income for the six months ended February 28, 2018 was $12.9 million compared with $13.9 million in fiscal 2017. Segment operating income decreased primarily due to the effects of Hurricane Harvey in the first quarter of fiscal 2018 as well as higher variable compensation expense. The Company believes the Hurricane Harvey operating income impact as a result of lost volume, raw material shortages and price increases, and freight cost increases is a loss of approximately $1.5 million impacting the first quarter of fiscal 2018.

	Three months ended February 28,
	2018	2017			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	35,482	32,982	2,500	7.6%
Net sales	$44,982	$39,662	$5,320	13.4%	$(497)	14.7%
Segment gross profit	$8,869	$9,595	$(726)	(7.6)%	$(77)	(6.8)%
Segment gross profit percentage	19.7%	24.2%
Segment operating income	$5,071	$5,459	$(388)	(7.1)%	$—	(7.1)%
Price per pound	$1.268	$1.203	$0.065	5.4%	$(0.014)	6.6%
Three months ended February 28, 2018
LATAM net sales for the three months ended February 28, 2018 were $45.0 million compared with $39.7 million in the prior year period. Net sales increased 14.7% excluding the unfavorable impact of foreign currency translation, compared with the prior year period primarily due to volume growth of 6.4% in the Custom Concentrates & Services product family in the packaging market, and volume growth of 10.2% in the Performance Materials product family in the electrical & electronics market. In addition, sales increased as a result of increased price per pound in an effort to offset increased raw material prices.
LATAM gross profit was $8.9 million for the three months ended February 28, 2018, a decrease of $0.7 million or 7.6% from the comparable period last year, primarily due to planned increased plant costs to meet additional customer demand in Performance Materials, increased raw material costs, and a prior year local currency cost benefit.
LATAM operating income for the three months ended February 28, 2018 was $5.1 million, a decrease of $0.4 million or 7.1% compared with the same quarter of fiscal 2017. The decrease was primarily due to lower segment gross profit, as noted above, partially offset by lower professional fees.

	Six months ended February 28,
	2018	2017			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	73,404	67,170	6,234	9.3%
Net sales	$93,395	$81,878	$11,517	14.1%	$(569)	14.8%
Segment gross profit	$19,071	$19,012	$59	0.3%	$(117)	0.9%
Segment gross profit percentage	20.4%	23.2%
Segment operating income	$11,028	$10,894	$134	1.2%	$(18)	1.4%
Price per pound	$1.272	$1.219	$0.053	4.3%	$(0.008)	5.0%
Six months ended February 28, 2018
LATAM net sales for the six months ended February 28, 2018 were $93.4 million compared with $81.9 million in the prior year period. Net sales increased 14.8% excluding the unfavorable impact of foreign currency translation, compared with the prior year period primarily due to volume growth of 8.7% in the Custom Concentrates & Services product family, specifically in the packaging market, and volume growth of 10.7% in the Performance Materials product family in the electrical & electronics market. In addition, sales increased as a result of increased price per pound in an effort to offset increased raw material prices.
LATAM gross profit was $19.1 million for the six months ended February 28, 2018, an increase of $0.1 million or 0.3% from the comparable period last year, primarily due to increased volumes and price per pound as noted above partially offset by increased raw material costs, planned increased plant costs to meet additional customer demand in Performance Materials, and a prior year local currency cost benefit.
LATAM operating income for the six months ended February 28, 2018 was $11.0 million, an increase of $0.1 million or 1.2% compared with the same quarter of fiscal 2017. The increase was primarily due to higher segment gross profit, as noted above.

	Three months ended February 28,
	2018	2017			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	46,177	45,133	1,044	2.3%
Net sales	$57,384	$48,914	$8,470	17.3%	$3,490	10.2%
Segment gross profit	$8,922	$8,908	$14	0.2%	$548	(6.0)%
Segment gross profit percentage	15.5%	18.2%
Segment operating income	$4,684	$4,901	$(217)	(4.4)%	$279	(10.1)%
Price per pound	$1.243	$1.084	$0.159	14.7%	$0.076	7.7%
Three months ended February 28, 2018
APAC net sales for the three months ended February 28, 2018 were $57.4 million, an increase of $8.5 million or 17.3% compared with the same prior year period. Excluding the favorable impact of foreign currency translation of $3.5 million, net sales increased 10.2%, primarily due to higher volumes in the Performance Materials product family in the mobility and electrical & electronics markets, and in the Custom Concentrates & Services product family in the personal care & hygiene market. In addition, sales increased as a result of increased price per pound related to the effort to offset increased raw material prices.
APAC gross profit for the three months ended February 28, 2018 was $8.9 million, essentially flat with the prior year period. Excluding the favorable impact of foreign currency translation of $0.5 million, gross profit decreased 6.0%, primarily due to increased raw material costs and higher plant costs associated with recent capital investments.
APAC operating income for the three months ended February 28, 2018 was $4.7 million compared with $4.9 million in the prior year comparable quarter, or a decrease of 10.1% when excluding the impact of foreign currency translation. The decrease in segment operating income was primarily due to the aforementioned decrease in gross profit.

	Six months ended February 28,
	2018	2017			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	95,820	93,181	2,639	2.8%
Net sales	$117,548	$99,651	$17,897	18.0%	$4,073	13.9%
Segment gross profit	$18,833	$18,034	$799	4.4%	$664	0.7%
Segment gross profit percentage	16.0%	18.1%
Segment operating income	$10,444	$9,914	$530	5.3%	$337	1.9%
Price per pound	$1.227	$1.069	$0.158	14.8%	$0.043	10.8%
Six months ended February 28, 2018
APAC net sales for the six months ended February 28, 2018 were $117.5 million, an increase of $17.9 million or 18.0% compared with the same prior year period. Excluding the favorable impact of foreign currency translation of $4.1 million, net sales increased 13.9%, primarily due to higher volumes and increased sales price per pound in the Performance Materials product family in the mobility and electrical & electronics markets and in the Custom Concentrates & Services product family in the personal care & hygiene market. In addition, sales increased as a result of increased price per pound related to the effort to offset increased raw material prices.
APAC gross profit for the six months ended February 28, 2018 was $18.8 million, an increase of $0.8 million compared with the prior year period, or an increase of 0.7% when excluding the favorable impact of foreign currency translation. Segment gross profit benefited from increased sales, as noted above, improved product mix and favorable foreign currency translation, partially offset by increased raw material costs.
APAC operating income for the six months ended February 28, 2018 was $10.4 million compared with $9.9 million in the prior year comparable period, or an increase of 1.9% when excluding the favorable impact of foreign currency translation. The increase in segment operating income was primarily due to the aforementioned increase in gross profit partially offset by increased employment expenses.

	Three months ended February 28,
	2018	2017			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	41,938	40,556	1,382	3.4%
Net sales	$55,609	$51,282	$4,327	8.4%	$783	6.9%
Segment gross profit	$13,645	$12,831	$814	6.3%	$106	5.5%
Segment gross profit percentage	24.5%	25.0%
Segment operating income	$4,267	$4,111	$156	3.8%	$10	3.6%
Price per pound	$1.326	$1.264	$0.062	4.9%	$0.019	3.4%
Three months ended February 28, 2018
EC net sales for the three months ended February 28, 2018 were $55.6 million, an increase of $4.3 million or 8.4% over the prior year comparable period. Excluding the favorable currency translation of $0.8 million, net sales increased 6.9%, primarily due to a higher mix of specialized product sales in the oil & gas and mobility markets, and increased volumes in the electrical & electronics market.
EC gross profit for the three months ended February 28, 2018 was $13.6 million, an increase of $0.8 million compared to the prior year period, as higher sales noted above were partially offset by increased raw material and production costs.
EC operating income for the three months ended February 28, 2018 was $4.3 million, an increase of $0.2 million over the prior year. The increase in segment operating income was primarily due to increased gross profit, as noted above, partially offset by increased variable compensation.

	Six months ended February 28,
	2018	2017			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	88,895	85,761	3,134	3.7%
Net sales	$114,999	$105,839	$9,160	8.7%	$1,255	7.5%
Segment gross profit	$27,624	$26,799	$825	3.1%	$189	2.4%
Segment gross profit percentage	24.0%	25.3%
Segment operating income	$9,523	$9,222	$301	3.3%	$37	2.9%
Price per pound	$1.294	$1.234	$0.060	4.9%	$0.014	3.7%
Six months ended February 28, 2018
EC net sales for the six months ended February 28, 2018 were $115.0 million, an increase of $9.2 million or 8.7% over the prior year comparable period. Excluding the favorable currency translation of $1.3 million, net sales increased 7.5%, primarily due to a higher mix of specialized product sales in the oil & gas and mobility markets, and increased volumes in the electrical & electronics market.
EC gross profit for the six months ended February 28, 2018 was $27.6 million, a increase of $0.8 million compared to the prior year period, as higher sales noted above were partially offset by increased raw material and production costs.
EC operating income for the six months ended February 28, 2018 was $9.5 million, an increase of $0.3 million over the prior year. The increase in segment operating income was primarily due to the increase in gross profit, as noted above, partially offset by increased SG&A expenses of $0.5 million, primarily due to increased variable compensation.

	Three months ended February 28,
	2018	2017			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	575,268	581,852	(6,584)	(1.1)%
Net sales	$650,098	$568,678	$81,420	14.3%	$43,148	6.7%
Operating income	$13,215	$21,341	$(8,126)	(38.1)%	$2,334	(49.0)%
Operating income before certain items*	$25,380	$27,380	$(2,000)	(7.3)%	$2,717	(17.2)%
Price per pound	$1.130	$0.977	$0.153	15.7%	$0.075	8.0%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Three months ended February 28,
	2018	2017
	(In thousands)
Operating income (loss)	$13,215	$21,341
Costs related to Merger and integrations	4,569	—
Restructuring, strategic and related costs (1)	4,222	4,970
Accelerated depreciation	57	467
Lucent costs	3,317	596
CEO transition costs	—	6
Total operating income before certain items	$25,380	$27,380

(1) Restructuring expenses included in restructuring expense in the Company’s statements of operations for the three months ended February 28, 2018 and 2017 of $0.1 million and $1.9 million, respectively, include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs. Restructuring related and strategic costs for the three months ended February 28, 2018 and 2017 of $4.1 million and $3.1 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization.
Three months ended February 28, 2018
Consolidated net sales for the three months ended February 28, 2018 were $650.1 million compared with $568.7 million for the prior period. Excluding the favorable impact of foreign currency of $43.1 million, net sales increased by 6.7% with positive contributions from all segments primarily due to improved mix and efforts to offset increased raw material prices.
Operating income for the three months ended February 28, 2018 was $13.2 million compared to $21.3 million for the prior period, a decrease of 38.1%, or 49.0% excluding the favorable impact of foreign currency translation. This decrease was primarily due to the increased SG&A expenses related to the LYB Merger transaction and Lucent Matter litigation costs. Total operating income before certain items for the three months ended February 28, 2018 was $25.4 million, a decrease of $2.0 million compared with the same prior year period. The decrease in total operating income before certain items was primarily due to decreased gross profit in EMEA and increased employee expenses in USCAN as noted above, partially offset by the favorable impact of foreign currency translation of $2.7 million.
The Company’s SG&A expenses for the three months ended February 28, 2018 were $78.4 million compared with $66.0 million in the prior year period. The Company’s SG&A expenses, excluding certain items, increased by $3.3 million for the three months ended February 28, 2018 compared with the same prior year period, primarily attributable to the unfavorable impact of foreign currency translation of $3.6 million and higher variable compensation expense of $2.4 million, partially offset by the benefit from cost savings initiatives. Certain items excluded from SG&A expenses consist of $11.9 million of expense primarily related to LYB Merger transaction costs, restructuring, strategic and related costs, and Lucent Matter litigation costs for the three months ended February 28, 2018 and $2.8 million primarily related to restructuring and related costs and Lucent costs for the prior period.

	Six months ended February 28,
	2018	2017			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,184,315	1,184,072	243	—%
Net sales	$1,324,721	$1,168,678	$156,043	13.4%	$64,336	7.8%
Operating income	$45,783	$40,437	$5,346	13.2%	$1,160	10.4%
Operating income before certain items*	$62,193	$62,387	$(194)	(0.3)%	$4,184	(7.0)%
Price per pound	$1.119	$0.987	$0.132	13.4%	$0.055	7.8%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

	Six months ended February 28,
	2018	2017
	(In thousands)
Operating income (loss)	$45,783	$40,437
Costs related to Merger and integrations	5,049	605
Restructuring, strategic, and related costs (1)	8,111	18,243
Accelerated depreciation	235	823
Lucent costs	6,092	1,405
Asset impairment	—	678
(Gain) loss on sale of assets	(3,077)	—
CEO transition costs	—	196
Total operating income before certain items	$62,193	$62,387

(1) Restructuring expenses included in restructuring expense in the Company’s statements of operations for the six months ended February 28, 2018 and 2017 of $0.6 million and $11.4 million, respectively, include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs. Strategic and Restructuring related costs for the six months ended February 28, 2018 and 2017 of $7.5 million and $6.8 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization.
Six months ended February 28, 2018
Consolidated net sales for the six months ended February 28, 2018 were $1,324.7 million compared with $1,168.7 million for the prior period. Excluding the favorable impact of foreign currency of $64.3 million, net sales increased by 7.8% with positive contributions from all segments primarily due to improved mix and efforts to offset increased raw material prices.
Operating income for the six months ended February 28, 2018 was $45.8 million compared to $40.4 million for the prior period, an increase of 13.2%, or 10.4% excluding the favorable impact of foreign currency translation. This increase was primarily due the decrease in restructuring and related costs and the gain on sale of assets, partially offset by increased LYB Merger transaction and Lucent Matter litigation costs. Total operating income before certain items for the six months ended February 28, 2018 was $62.2 million, a decrease of $0.2 million compared with the same prior year period. The decrease in total operating income before certain items was primarily due to decreased EMEA gross profit partially offset by the favorable impact of foreign currency translation of $4.2 million.
The Company’s SG&A expenses for the six months ended February 28, 2018 were $153.5 million compared with $138.3 million in the prior year period. The Company’s SG&A expenses, excluding certain items, increased by $5.0 million for the six months ended February 28, 2018 compared with the same prior year period, primarily attributable to the unfavorable impact of foreign currency translation of $5.5 million and higher variable compensation expense of $2.6 million, partially offset by the benefit from cost savings initiatives. Certain items excluded from SG&A expenses consist of $18.7 million of expense primarily related to LYB Merger transaction costs, restructuring, strategic and related costs, and Lucent Matter litigation costs for the six months ended February 28, 2018 and $8.5 million of expense primarily related to restructuring and related costs, and Lucent costs for the prior period.
Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended February 28,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$55,609	9%	$51,282	9%
Custom Concentrates and Services	304,454	46	259,586	46
Performance Materials	290,035	45	257,810	45
Total consolidated net sales	$650,098	100%	$568,678	100%

	Six months ended February 28,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$114,999	9%	$105,839	9%
Custom Concentrates and Services	625,655	47	535,505	46
Performance Materials	584,067	44	527,334	45
Total consolidated net sales	$1,324,721	100%	$1,168,678	100%

Income Tax
The effective tax rate was (3,787.7)% and (7.1)% for the three and six months ended February 28, 2018, respectively, and 17.6% and 34.4% for the three and six months ended February 28, 2017, respectively. The decrease in the effective tax rate as compared with the same period last year is primarily related to the impacts of the recently enacted Tax Cuts and Jobs Act and higher uncertain tax positions recorded in the prior year.
The Company believes its accounting for remeasurement of deferred tax assets and liabilities are substantially complete, except for changes in estimates. The tax impacts of the one-time transition tax and the realizability of certain deferred tax assets are still being evaluated by the Company and may materially differ from the estimated impacts recognized in the second quarter of fiscal 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations, actions the Company may take as a result of U.S. Tax Reform and other items. The SEC has issued Staff Accounting Bulletin 118 that allows for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. For further discussion, refer to Note 5 in this Form 10-Q.
The Company currently has a full valuation allowance against its deferred tax assets of $1.2 million at one of its subsidiaries in Belgium due to significant negative evidence. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its view with regard to the future realization of deferred tax assets. Due to the recent profitability of this entity, it is reasonably possible that these deferred tax assets will be realized in the next 12 months.
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
If circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results. Given the fair value of the USCAN Performance Materials exceeding its carrying value by 5% as of June 1, 2017, the Company is closely monitoring this reporting unit and its operating results to determine whether there are any indicators of goodwill impairment. No such indicators of impairment exist as of February 28, 2018.
Liquidity and Capital Resources
Net cash used in operations was $12.6 million for the six months ended February 28, 2018, compared to a source of $40.1 million for the six months ended February 28, 2017. This decrease of $52.8 million compared to the prior period is driven by higher levels of working capital in the current period, which is discussed further below. The Company’s cash, cash equivalents and restricted cash decreased $2.4 million from August 31, 2017. This decrease was driven primarily by capital expenditures of $13.1 million, dividend payments of $16.0 million, and operating cash outflows of $12.6 million, mostly offset by net borrowings of $31.2 million and proceeds from asset sales of $6.4 million.
The Company’s working capital days are summarized as follows:

	February 28, 2018	August 31, 2017	February 28, 2017
Days in receivables	61	57	60
Days in inventory	58	47	54
Days in payables	65	59	66
Total working capital days	54	45	48
The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	February 28, 2018	August 31, 2017	$ Change	% Change
	(In thousands, except for %’s)
Cash and cash equivalents, and restricted cash	$51,644	$54,019	$(2,375)	(4.4)%
Working capital, excluding cash and assets held for sale	$335,163	$257,165	$77,998	30.3%
Long-term debt	$930,632	$885,178	$45,454	5.1%
Total debt	$950,124	$917,191	$32,933	3.6%
Net debt (1)	$898,480	$863,172	$35,308	4.1%
Total A. Schulman, Inc. stockholders’ equity	$213,591	$197,018	$16,573	8.4%
(1) Net debt, a non-GAAP financial measure, represents total debt less cash and cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of February 28, 2018 and August 31, 2017, the Company held 97% and 95% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are paid out of current year earnings. The Company has assessed their permanent reinvestment assertion as a result of U.S. Tax Reform and we continue to remain permanently reinvested. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's established global cash pooling system. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt.
Working capital, excluding cash and assets held for sale, was $335.2 million as of February 28, 2018, an increase of $78.0 million from August 31, 2017. Increases in accounts receivable and inventory were partially offset by an increase in accounts payable. Accounts receivable and inventory increases are primarily driven by higher raw material prices and inventory build. Additionally, foreign currency translation increased working capital by $5.9 million.
Capital expenditures for the six months ended February 28, 2018 were $13.1 million compared with $24.5 million last year. Capital expenditures for both periods primarily relate to the Company's continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	February 28, 2018	August 31, 2017
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	25,863	30,890
Total capacity from credit lines	$325,863	$330,890
Availability:
Revolving Facility	$186,881	$242,040
Foreign short-term lines of credit	24,673	14,660
Total available funds from credit lines	$211,554	$256,700
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $106.8 million and $67.4 million as of February 28, 2018 and August 31, 2017, respectively, and issued letters of credit of $7.5 million and $6.8 million as of February 28, 2018 and August 31, 2017, respectively.
During the three and six months ended February 28, 2018, the Company declared and paid quarterly cash dividends of $15.00 and $30.00, respectively, per share to special stockholders. The total amount of these dividends was $1.9 million and $3.8 million, respectively. During the three and six months ended February 28, 2018, the Company declared and paid quarterly cash dividends of $0.205 and $0.410 per share to common stockholders, respectively. The total amount of these dividends was $6.0 million and $12.2 million, respectively.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income increased by $10.9 million during the six months ended February 28, 2018 primarily due to the weakening of the U.S. dollar against various foreign currencies. Income statement items are translated at average exchange rates prevailing during the period.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, and reduce outstanding debt.
Contractual Obligations
As of February 28, 2018, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of February 28, 2018.
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
Accounting Pronouncements
For a discussion of accounting pronouncements, refer to Note 14 in this Form 10-Q.
Cautionary Statements
A number of the matters discussed in this document that are not historical or current facts deal with potential future circumstances and developments and may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts and relate to future events and expectations. Forward-looking statements contain such words as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," "continue," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements, and that could adversely affect the Company’s future financial performance, include, but are not limited to, the following:

•
worldwide and regional economic, business and political conditions, including continuing economic uncertainties in some or all of the Company’s major product markets or countries where the Company has operations;

•	risks and uncertainties posed by international operations, including foreign currency fluctuations;

•	the business cyclicality of the chemical, polymers and refining industries;

•	the effectiveness of the Company’s efforts to improve operating margins through sales growth, price increases, productivity gains, and improved purchasing techniques;

•	competitive factors, including intense price competition;

•	fluctuations in the value of currencies in areas where the Company operates;

•
volatility of prices and availability of the supply of energy and raw materials that are critical to the manufacture of the Company’s products, particularly plastic resins derived from oil and natural gas;

•	changes in customer demand and requirements;

•	the supply/demand balances for our and our joint ventures' products, and the related effects of industry production capacities and operating rates;

•
effectiveness of the Company to achieve the level of cost savings, productivity improvements, growth and other benefits anticipated from acquisitions and the integration thereof, joint ventures and restructuring initiatives;

•	labor conditions;

•	our ability to attract and retain key personnel;

•	escalation in the cost of providing employee health care;

•
uncertainties and unanticipated developments regarding contingencies, such as pending and future litigation and other claims, including legal and environmental proceedings, potential governmental regulatory actions, tax rulings and developments that would require increases in our costs and/or reserves for such contingencies;

•	the performance of the global automotive market as well as other markets served;

•	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products;

•	operating problems with our information systems as a result of system security failures such as viruses, cyber-attacks or other causes;

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages, strikes, work stoppages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	our current debt position could adversely affect our financial health and prevent us from fulfilling our financial obligations;

•
failure of counterparties to perform under the terms and conditions of contractual arrangements, including suppliers, customers, buyers and sellers of a business and other third parties with which the Company contracts; and

•
the announcement and pendency of the LyondellBasell merger, including risks arising from the effect thereof on our business relationships (including employees, customers and suppliers), operating results, business generally, and the diversion of management’s attention from our ongoing business operations, risks of failing to consummate the merger in a timely manner, if at all, and risks related to obtaining the requisite consents to the merger could have an adverse effect on our business.

The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
These risks, as well as other risks associated with the proposed merger, are more fully discussed in the preliminary proxy statement, dated March 26, 2018, that the Company filed with the SEC in connection with the proposed transaction. The list of factors presented here is, and the list of factors presented in the preliminary proxy statement should not be considered to be a complete statement of all potential risks and uncertainties. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations. The Company is under no obligation, and expressly disclaims any obligation, to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. Persons reading this communication are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the six months ended February 28, 2018, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2017.
Item 1A – Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, the Company included a detailed discussion of its risk factors. Additionally, the following new risk factors were identified:

Risks Associated With Acquisitions, Divestitures and Other Transactions

The announcement and pendency of our Agreement to be acquired by LyondellBasell could have an adverse effect on our business.

On February 15, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LyondellBasell Industries N.V., a naamloze vennootschap (a public limited liability company, the “Parent”) formed under the laws of The Netherlands (“LyondellBasell” or "LYB"), and LYB Americas Holdco Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger, each share of Company common stock, par value $1.00 per share (“Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its subsidiaries or LyondellBasell or any of its subsidiaries (including Merger Sub), which shall be canceled, and any Dissenting Shares (as defined in the Merger Agreement)), will be canceled and automatically converted into the right to receive (i) $42.00 in cash, without interest and subject to any applicable withholding taxes (the "Per-Share Amount"), and (ii) one contractual contingent value right without interest and less applicable withholding taxes (a "CVR"), which will represent the right to receive certain net proceeds, if any, resulting from the Lucent Matter (in each case subject to the terms and conditions of the CVR agreement to be entered into in accordance with the Merger Agreement). There is no guaranty that any proceeds will be received from the CVR agreement. Net proceeds, if any, related to such claims, litigations, and investigations that are received before consummation of the Merger will be classified in the Company’s consolidated balance sheet as restricted cash. Upon consummation of the Merger, any such net proceeds will be deposited in an escrow account and may be disbursed in accordance with the terms and subject to the conditions of the CVR agreement. If the Merger is not consummated, there is no restriction on the Company’s use of any cash proceeds received upon resolution of the Lucent Matter. Refer to Note 13 in this Form 10-Q for details on the Lucent Matter.

Pursuant to the Merger Agreement, each Company stock option, restricted share, restricted stock unit and performance stock unit award, whether vested or unvested, in each case, that is outstanding immediately prior to closing, will be canceled and converted into the right to receive an amount in cash, without interest, equal to the Per-Share Amount (or, in the case of Company stock options, the excess of the Per-Share Amount over the per-share exercise price for such Company stock options) for each share of the Company’s common stock underlying the Company award, plus one CVR for each share of the Company’s common stock underlying the applicable award. Each performance-based award will be deemed to have vested at target achievement levels.

Uncertainty about the effect of the Merger on our employees, customers, suppliers, distributors and other parties may have a material adverse effect on our business. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations. Parties with which we do business, including our suppliers and distributors, may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. In addition, costs, fees, expenses and charges related to the Merger Agreement, the CVR agreement, the Merger or pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others, are uncertain and such costs, fees, expenses and charges could result in a material adverse effect on our financial position. Pending closing, the Company is required to operate under certain restrictions on its business pursuant to the terms of the Merger Agreement and may have to forgo certain opportunities, which could have a negative impact on our business. Finally, the Company may experience a loss of business based on the expectation that LyondellBasell will own the Company following the closing of the Merger.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including, among other things, the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement terminates. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the Merger with LyondellBasell could adversely affect our business.

Completion of the Merger with LyondellBasell is subject to several conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including certain regulatory approvals and the adoption of the Merger Agreement by our stockholders. If the Merger is not completed, the share price of Company Common Stock will drop to the extent that the current market price of Company Common Stock reflects an assumption that a transaction will be completed. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including a permitted change in the recommendation of the Company’s Board of Directors of or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, the Company will pay LYB a cash termination fee of $50.0 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse impact in our relationships with employees, distributors or suppliers could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
Items 2, 3, 4, and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 6 – Exhibits

(a)	Exhibits

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated as of February 15, 2018, by and among A. Schulman, Inc., LyondellBasell Industries N.V. and LYB Americas Holdco Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018).

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (for purposes of Commission reporting compliance only) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on July 7, 2015).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2017).

3.3	Amendment of Amended and Restated By-laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018).

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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

10.1
Form of the Contingent Value Rights Agreement, by and among A. Schulman, Inc., LyondellBasell Industries N.V., members of the committee and a paying agent to be specified (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2018).

10.2*	A. Schulman, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2017)

10.3
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

10.4*	Form of 2018 Notice of Equity Grant and Award Agreement for Non-Employee Directors (filed herewith).

10.5*	Form of 2018 Notice of Grant of Restricted Stock Units and Incentive Stock Options (U.S. Employees) (filed herewith).

10.6*	Form of 2018 Notice of Grant of Restricted Stock Units, Incentive Stock Options, and Nonqualified Stock Options (U.S. Employees) (filed herewith).

10.7*	Form of 2018 Notice of Grant of Restricted Stock Units and Nonqualified Stock Options (Non-U.S. Employees) (filed herewith).

10.8*	Form of 2018 Restricted Stock Unit Award Agreement (U.S. Employees) (filed herewith).

10.9*	Form of 2018 Restricted Stock Unit Award Agreement (Non-U.S. Employees) (filed herewith).

10.10*	Form of 2018 Incentive Stock Option Award Agreement (U.S. Employees) (filed herewith).

10.11*	Form of 2018 Nonqualified Stock Option Award Agreement (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Date:	March 28, 2018