Form 10-Q
period 2018-05-31
SCHULMAN A INC
filed 2018-06-28
CIK 87565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________
FORM 10-Q
 ______________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
Number of shares of common stock, $1.00 par value, outstanding as of June 22, 2018 – 29,509,152

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosure about Market Risk	42
Item 4	Controls and Procedures	42
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	43
Item 1A	Risk Factors	43
Item 6	Exhibits	44
	SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$722,240	$645,795	$2,046,961	$1,814,473
Cost of sales	624,741	547,368	1,752,682	1,525,845
Selling, general and administrative expenses	76,440	65,266	229,923	203,608
Restructuring expense	104	939	695	12,361
(Gain) loss on sale of assets	—	—	(3,077)	—
Operating income (loss)	20,955	32,222	66,738	72,659
Interest expense	14,285	13,179	41,161	39,450
Foreign currency transaction (gains) losses	(37)	(68)	1,233	1,575
Other (income) expense, net	553	(682)	(1,192)	(1,138)
Income (loss) before taxes	6,154	19,793	25,536	32,772
Provision (benefit) for U.S. and foreign income taxes	878	3,695	(495)	8,157
Net income (loss)	5,276	16,098	26,031	24,615
Noncontrolling interests	(228)	(320)	(881)	(868)
Net income (loss) attributable to A. Schulman, Inc.	5,048	15,778	25,150	23,747
Convertible special stock dividends	1,875	1,875	5,625	5,625
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,173	$13,903	$19,525	$18,122

Weighted-average number of shares outstanding:
Basic	29,501	29,421	29,482	29,392
Diluted	29,687	29,530	29,637	29,496

Net income (loss) per common share available to A. Schulman, Inc. common stockholders
Basic	$0.11	$0.47	$0.66	$0.62
Diluted	$0.11	$0.47	$0.66	$0.61

Cash dividends per common share	$0.205	$0.205	$0.615	$0.615
Cash dividends per share of convertible special stock	$15.00	$15.00	$45.00	$45.00

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$5,276	$16,098	$26,031	$24,615
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(19,078)	14,482	(9,118)	3,316
Defined benefit retirement plans, net of tax	436	609	1,249	1,813
Other comprehensive income (loss)	(18,642)	15,091	(7,869)	5,129
Comprehensive income (loss)	(13,366)	31,189	18,162	29,744
Less: comprehensive income (loss) attributable to noncontrolling interests	46	273	551	777
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(13,412)	$30,916	$17,611	$28,967

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2018	August 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,002	$53,251
Restricted cash	—	768
Accounts receivable, less allowance for doubtful accounts of $7,276 at May 31, 2018 and $11,171 at August 31, 2017	443,705	408,439
Inventories	304,438	276,459
Prepaid expenses and other current assets	37,690	36,712
Assets held for sale	3,494	5,676
Total current assets	841,329	781,305
Property, plant, and equipment, less accumulated depreciation of $468,844 at May 31, 2018 and $444,481 at August 31, 2017	282,528	298,703
Deferred charges and other noncurrent assets	76,005	77,847
Goodwill	261,752	263,735
Intangible assets, net	308,376	332,190
Total assets	$1,769,990	$1,753,780
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$345,957	$318,820
U.S. and foreign income taxes payable	4,066	4,900
Accrued payroll, taxes and related benefits	49,677	46,951
Other accrued liabilities	69,488	61,761
Short-term debt	21,205	32,013
Total current liabilities	490,393	464,445
Long-term debt	897,243	885,178
Pension plans	134,838	135,691
Deferred income taxes	21,462	37,699
Other long-term liabilities	22,538	23,735
Total liabilities	1,566,474	1,546,748
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	120,289
Common stock, $1 par value, authorized - 75,000 shares, issued - 48,567 shares at May 31, 2018 and 48,529 shares at August 31, 2017	48,567	48,529
Additional paid-in capital	281,016	279,207
Accumulated other comprehensive income (loss)	(96,062)	(88,523)
Retained earnings	221,909	220,357
Treasury stock, at cost, 19,058 shares at May 31, 2018 and 19,063 shares at August 31, 2017	(382,748)	(382,841)
Total A. Schulman, Inc.’s stockholders’ equity	192,971	197,018
Noncontrolling interests	10,545	10,014
Total equity	203,516	207,032
Total liabilities and equity	$1,769,990	$1,753,780

The accompanying notes are an integral part of the consolidated financial statements

A. SCHULMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31,
	2018	2017
	(In thousands)
Operating activities:
Net income	$26,031	$24,615
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation	31,943	32,455
Amortization	25,779	26,381
Deferred tax provision (benefit)	(18,005)	(9,539)
Pension, postretirement benefits and other compensation	4,497	5,302
(Gain) loss on sale of assets	(3,077)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44,658)	(32,841)
Inventories	(32,758)	(32,694)
Accounts payable	30,207	64,795
Income taxes	168	(5,122)
Accrued payroll and other accrued liabilities	12,335	(1,131)
Other assets and long-term liabilities	940	1,345
Net cash provided from (used in) operating activities	33,402	73,566
Investing activities
Expenditures for property, plant and equipment	(20,785)	(30,719)
Proceeds from the sale of assets	6,514	2,750
Distributions from equity investees	125	125
Net cash provided from (used in) investing activities	(14,146)	(27,844)
Financing activities:
Cash dividends paid to convertible special stockholders	(5,625)	(5,625)
Cash dividends paid to common stockholders	(18,300)	(18,129)
Increase (decrease) in short-term debt	(13,904)	(2,283)
Borrowings on long-term debt	592,688	283,943
Repayments on long-term debt including current portion	(577,607)	(295,708)
Noncontrolling interests' distributions	(20)	(53)
Issuances of stock, common and treasury	175	143
Redemptions of common stock	(1,225)	(711)
Net cash provided from (used in) financing activities	(23,818)	(38,423)
Effect of exchange rate changes on cash	2,545	496
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,017)	7,795
Cash, cash equivalents, and restricted cash at beginning of period	54,019	43,403
Cash, cash equivalents, and restricted cash at end of period	$52,002	$51,198

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
The results of operations for the three and nine months ended May 31, 2018 are not necessarily indicative of the results expected for the fiscal year ending August 31, 2018.
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
Restricted Cash
Restricted cash of $0.8 million and $1.1 million as of August 31, 2017 and May 31, 2017, respectively, represents cash and cash equivalents held in an escrow account for the cash settlement of a commitment to a local government. Restricted cash of $8.1 million as of August 31, 2016 represents proceeds from tax return refunds for certain Citadel acquisition entities for periods prior to the Company's ownership.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows:

	May 31, 2018	August 31, 2017	May 31, 2017	August 31, 2016
	(In thousands)
Cash and cash equivalents	$52,002	$53,251	$50,130	$35,260
Restricted cash	—	768	1,068	8,143
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$52,002	$54,019	$51,198	$43,403
Assets Held for Sale
During fiscal 2017, the Company began actively marketing for sale certain properties and machinery and equipment at recently closed plants in the U.S. and Europe. As of May 31, 2018 and August 31, 2017, the Company had $3.5 million and $5.7 million, respectively, of assets held for sale classified on the consolidated balance sheet that represents the net book value of these properties along with certain machinery and equipment. In the first quarter of fiscal 2018, the Company sold two facilities in USCAN and received total cash proceeds of $6.1 million and recognized a gain on sale of $3.1 million. The gain on sale has been recorded within (gain) loss on sale of assets in the consolidated statements of operations. We expect the sale of the remaining assets held for sale to be completed within the next twelve months and have, accordingly, presented the held for sale assets as current. Proceeds from the sale of the assets will be used for general corporate purposes. Based on the present real estate market and discussions with the Company's real estate adviser, no impairment of the recorded amounts has occurred as of May 31, 2018.
Pending Merger
On February 15, 2018, LyondellBasell Industries N.V. (“LYB”), LYB Americas Holdco Inc., a wholly owned subsidiary of LYB, and the Company, entered into an agreement (the “Merger Agreement”) whereby LYB will acquire the Company (the “Merger”).

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Merger Agreement contains certain termination rights. In the following circumstances, the Company will be required to pay LYB a cash termination fee of $50.0 million: (i) (a) either party has terminated the Merger Agreement because the Merger was not consummated by the nine month anniversary of the date of the Merger Agreement, subject to possible extensions in circumstances specified in the Merger Agreement or (b) LYB has terminated the Merger Agreement because there was an uncured material breach of the Merger Agreement by the Company that resulted in a failure of certain conditions obligating LYB to close the Merger, and (ii) at or prior to such a termination, a takeover proposal (as defined in the Merger Agreement for such purpose) for the Company was publicly announced or made known to the Company management or board and not publicly withdrawn, and then (iii) within nine months following such termination, the Company or any of its subsidiaries enters into a definitive acquisition agreement with respect to any takeover proposal, a takeover proposal is consummated, or the Company or its board of directors approves or recommends any takeover proposal.
The proposed Merger, has been unanimously approved by the respective boards of LYB and the Company. The Company and LYB continue to target closing the transaction in the third quarter of calendar year 2018. On June 14, 2018, at a special meeting of the Company's stockholders, the Company's stockholders approved the proposal to adopt the Merger Agreement. The closing of the Merger remains subject to the satisfaction of customary closing conditions. As of the date of this filing, the outstanding regulatory approvals are Russia and the Committee on Foreign Investment in the United States ("CFIUS").
For further discussion related to the convertible special stock, refer to Note 7 in this Form 10-Q.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the Company's carrying value of goodwill are as follows:

	EMEA	USCAN	LATAM	APAC	EC	Total
	(In thousands)
Balance as of August 31, 2017	$58,180	$116,369	$13,528	$934	$74,724	$263,735
Translation	(408)	—	(1,433)	20	(162)	(1,983)
Balance as of May 31, 2018	$57,772	$116,369	$12,095	$954	$74,562	$261,752

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes intangible assets with finite useful lives by major category:

	May 31, 2018			August 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer related	$358,527	$(110,502)	$248,025	$359,227	$(91,910)	$267,317
Developed technology	72,805	(21,984)	50,821	73,171	(18,574)	54,597
Registered trademarks and tradenames	18,424	(8,894)	9,530	18,347	(8,071)	10,276
Total finite-lived intangible assets	$449,756	$(141,380)	$308,376	$450,745	$(118,555)	$332,190
Amortization expense of intangible assets was $7.7 million and $23.2 million for the three and nine months ended May 31, 2018, respectively, and $8.0 million and $24.0 million for the three and nine months ended May 31, 2017, respectively.

(3)	LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The following table summarizes short-term and long-term debt:

	May 31, 2018	August 31, 2017
	(In thousands)
Notes payable and other, due within one year	$2,705	$17,263
Current portion of long-term debt	18,500	14,750
Short-term debt	$21,205	$32,013

Revolving credit facility, LIBOR plus applicable spread, due June 2020	$76,830	$51,250
Term Loan A, LIBOR plus applicable spread, due June 2020	155,000	166,250
U.S. Term Loan B, LIBOR plus applicable spread, due June 2022	295,571	298,115
Senior notes, 6.875%, due June 2023	375,000	375,000
Capital leases and other long-term debt	2,594	3,276
Unamortized debt issuance costs	(7,752)	(8,713)
Long-term debt	$897,243	$885,178
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to Note 5 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
In October 2017, the Company amended the 2015 Credit Agreement and increased the net leverage ratio covenant to provide the Company additional financial flexibility. The Company is in compliance with its debt covenants as of May 31, 2018.
(4) FAIR VALUE MEASUREMENT
The following table presents information about the Company’s assets and liabilities measured at fair value:

	May 31, 2018				August 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets recorded at fair value:
Foreign exchange forward contracts	$257	$—	$257	$—	$286	$—	$286	$—
Liabilities recorded at fair value:
Foreign exchange forward contracts	$738	$—	$738	$—	$268	$—	$268	$—

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's cash and cash equivalents are recorded at cost, which approximates fair value. The carrying value of the Company's variable-rate debt approximates fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $394.5 million and $389.5 million as of May 31, 2018 and August 31, 2017, respectively. The carrying value of this debt was $375.0 million as of May 31, 2018 and August 31, 2017, respectively.
The Company measures the fair value of its foreign exchange forward contracts using an internal model. The model maximizes the use of Level 2 market observable inputs including interest rate curves, currency forward and spot prices, and credit spreads. The aggregate notional amount of foreign exchange forward contracts outstanding was $41.0 million and $92.7 million as of May 31, 2018 and August 31, 2017, respectively. The amount of foreign exchange forward contracts outstanding as of the end of the period is indicative of the exposure of current balances and the forecasted change in exposures for the following quarter. Any gains or losses associated with these contracts as well as the offsetting gains or losses from the underlying assets or liabilities are included in the foreign currency transaction (gains) losses line in the Company’s consolidated statements of operations. The fair values of the Company’s foreign exchange forward contracts are recognized in other current assets and other accrued liabilities in the consolidated balance sheets. The foreign exchange forward contracts are entered into with creditworthy financial institutions, generally have a term of three months or less, and the Company does not hold or issue foreign exchange forward contracts for trading purposes. There were no foreign exchange forward contracts designated as hedging instruments as of May 31, 2018 and August 31, 2017.
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
(5) INCOME TAXES
The effective tax rate was 14.3% and (1.9)% for the three and nine months ended May 31, 2018, respectively, and 18.7% and 24.9% for the three and nine months ended May 31, 2017, respectively. The decrease in the effective tax rate as compared with the same period last year is primarily related to impacts of the recently enacted Tax Cuts and Jobs Act ("U.S. Tax Reform") and higher uncertain tax positions recorded in the prior year.
As a result of U.S. Tax Reform, the Company will be subject to a U.S. federal statutory tax rate of 25.7% for its fiscal year ending August 31, 2018, which reflects a blended federal statutory rate of 35% for its first four months and 21% for the remaining eight months. For the three months ended May 31, 2018, the Company's effective tax rate was 14.3% and was lower than the blended U.S. federal statutory rate of 25.7% primarily due to foreign earnings taxed at lower than the U.S. tax rate.

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

The Company calculated the potential impact of the one-time transition tax on deemed repatriated earnings of certain non-U.S. subsidiaries. This one-time transition tax should be primarily offset by foreign tax credits carried forward from prior years which were previously subject to a valuation allowance as well as tax planning, which may result in minimal net consolidated income statement impact.  As such, no income tax expense adjustment was recognized in the third quarter of fiscal 2018. This one-time transition tax is based on the Company’s post-1986 earnings and profits (“E&P”) not previously subjected to U.S. taxation. This one-time transition tax is provisional as the Company has not yet completed its determination of its post-1986 non-U.S. E&P. The Company is in the process of completing a review of historical E&P and expects to finalize this analysis by the end of calendar year 2018. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Given the varying tax rates (15.5% on cash and 8% on other property), this amount may change when the Company completes the calculation of post-1986 non-U.S. E&P previously deferred from U.S. federal taxation and concludes on the amounts held in cash versus other specified assets.

U.S. Tax Reform created a new income inclusion item called the Global Intangible Low Taxed Income (“GILTI”). GILTI is effective for tax years beginning after December 31, 2017, which would be the Company’s tax year beginning September 1, 2018. The Company has elected to treat this item as a period cost when it is incurred in the future.

As stated above, the Company believes its accounting for remeasurement of deferred tax assets and liabilities are substantially complete, except for changes in estimates. The tax impacts of the one-time transition tax and the realizability of certain deferred tax assets are still being evaluated by the Company and may materially differ from the estimated impacts recognized in the second quarter of fiscal 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations, actions the Company may take as a result of U.S. Tax Reform and other items. The SEC has issued Staff Accounting Bulletin 118 that allows for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. There were no adjustments recognized in the third quarter of fiscal 2018 related to amounts considered provisional under Staff Accounting Bulletin 118.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of May 31, 2018, the Company's gross unrecognized tax benefits totaled $4.3 million. If recognized, $3.3 million of the total unrecognized tax benefits would favorably affect the Company's effective tax rate. The amount of unrecognized tax benefits is expected to change in the next 12 months; however, the change is not expected to have a significant impact on the financial position of the Company. The Company reports interest and penalties related to income tax matters in income tax expense. As of May 31, 2018, the Company had $1.5 million of accrued interest and penalties on unrecognized tax benefits.
The Company’s statute of limitations is open in various jurisdictions as follows: Germany - from 2005 onward, France - from 2010 onward, U.S. - from 2014 onward, Belgium - from 2015 onward, other foreign jurisdictions - from 2011 onward.
(6) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the Company’s net periodic benefit cost for defined benefit pension plans are shown below:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
Defined benefit pension plans:
Service cost	$1,333	$1,370	$3,973	$4,109
Interest cost	793	581	2,360	1,738
Expected return on plan assets	(411)	(374)	(1,217)	(1,117)
Amortization of actuarial loss (gain)	720	981	2,144	2,939
Net periodic pension benefit cost	$2,435	$2,558	$7,260	$7,669

In fiscal 2018, there have been no significant charges incurred related to the Company's other postretirement benefit plan. For discussion of the Company's other postretirement benefit plan, refer to Note 8 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity is as follows:

	Convertible Special Stock	Common Stock ($1 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In thousands, except per share data)
Balance as of August 31, 2017	$120,289	$48,529	$279,207	$(88,523)	$220,357	$(382,841)	$10,014	$207,032
Comprehensive income (loss)				(7,539)	25,150		551	18,162
Cash dividends paid on convertible special stock, $45.00 per share					(5,625)			(5,625)
Cash dividends paid on common stock, $0.615 per share					(18,300)			(18,300)
Cash distributions to noncontrolling interests							(20)	(20)
Issuance of treasury stock			82			93		175
Restricted stock issued, net of forfeitures		73	(73)					—
Redemption of common stock to cover tax withholdings		(35)	(1,190)					(1,225)
Cumulative effect adjustment upon adoption of ASU 2016-09					327			327
Share-based compensation plans			2,990					2,990
Balance as of May 31, 2018	$120,289	$48,567	$281,016	$(96,062)	$221,909	$(382,748)	$10,545	$203,516
For a detailed discussion of the Company's convertible special stock, refer to Note 9 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017. There have been no fundamental changes with respect to the Company's convertible special stock as of May 31, 2018 or August 31, 2017; however, the pending LyondellBasell Merger discussed in Note 1 in this Form 10-Q will represent a fundamental change upon closing of the proposed Merger.
Holders of the Company’s convertible special stock continue to have the ability to convert their convertible special stock at any time before or after the Merger closing date. If holders convert prior to the Merger closing date, they will receive shares of the Company’s common stock at the current conversion rate. Upon Merger closing, the Company’s convertible special stock will become convertible into the Merger consideration, with each share of the Company’s convertible special stock becoming convertible into the consideration that a holder of a number of shares of the Company’s common stock equal to the conversion rate immediately prior to the Merger would have been entitled to receive at closing. If a holder of the Company’s convertible special stock elects to convert during the period beginning at the open of business on the trading day immediately following the Merger closing date and ending at the close of business on the 30th trading day following the closing date, holders will be entitled to an increase in the conversion rate. After such 30th trading day, the increase to the conversion rate will no longer apply but the convertible special stock will remain convertible into the Merger consideration.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows(1):

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 28, 2018	$(42,082)	$(35,519)		$(77,601)
Other comprehensive income (loss) before reclassifications	(19,078)	—		(19,078)
Amounts reclassified to earnings	—	436	(2)	436
Net current period other comprehensive income (loss)	(19,078)	436		(18,642)
Less: comprehensive income (loss) attributable to noncontrolling interests	(181)	—		(181)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(18,897)	436		(18,461)
Balance as of May 31, 2018	$(60,979)	$(35,083)		$(96,062)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2017	$(52,191)	$(36,332)		$(88,523)
Other comprehensive income (loss) before reclassifications	(9,118)	—		(9,118)
Amounts reclassified to earnings	—	1,249	(2)	1,249
Net current period other comprehensive income (loss)	(9,118)	1,249		(7,869)
Less: comprehensive income (loss) attributable to noncontrolling interests	(330)	—		(330)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	(8,788)	1,249		(7,539)
Balance as of May 31, 2018	$(60,979)	$(35,083)		$(96,062)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of February 28, 2017	$(80,840)	$(49,800)		$(130,640)
Other comprehensive income (loss) before reclassifications	14,482	—		14,482
Amounts reclassified to earnings	—	609	(2)	609
Net current period other comprehensive income (loss)	14,482	609		15,091
Less: comprehensive income (loss) attributable to noncontrolling interests	(48)	—		(48)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	14,530	609		15,139
Balance as of May 31, 2017	$(66,310)	$(49,191)		$(115,501)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Gain (Loss)	Pension and Other Retiree Benefits		Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance as of August 31, 2016	$(69,717)	$(51,004)		$(120,721)
Other comprehensive income (loss) before reclassifications	3,316	—		3,316
Amounts reclassified to earnings	—	1,813	(2)	1,813
Net current period other comprehensive income (loss)	3,316	1,813		5,129
Less: comprehensive income (loss) attributable to noncontrolling interests	(91)	—		(91)
Net current period other comprehensive income (loss) attributable to A. Schulman, Inc.	3,407	1,813		5,220
Balance as of May 31, 2017	$(66,310)	$(49,191)		$(115,501)

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
(9) SHARE-BASED INCENTIVE COMPENSATION PLANS

During the nine months ended May 31, 2018, the Company granted 46,180 and 239,440 shares of time-based and performance-based awards, respectively, with a weighted-average grant date fair value of $38.90 per share. The time-based awards vest after three years. Vesting of the ultimate number of shares underlying a portion of these performance-based awards, if any, will be dependent upon the Company's return on invested capital ("ROIC") while vesting for the remaining performance-based awards, if any, will be dependent upon the Company's cumulative earnings per share ("Cumulative EPS"), both over a three-year performance period.

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
The following table summarizes the impact to the Company’s consolidated statements of operations from share-based incentive compensation plans, which is primarily included in selling, general and administrative expenses in the accompanying consolidated statements of operations:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
Time-based and performance-based restricted stock awards (1)	$(145)	$775	$1,605	$2,122
Stock options	279	130	615	198
Unrestricted awards	—	—	832	1,253
Total share-based incentive compensation	$134	$905	$3,052	$3,573

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The benefit related to the performance-based restricted stock awards for the three months ended May 31, 2018 reflects reduced estimated attainment percentages upon vesting.
Total unrecognized compensation cost, including a provision for estimated forfeitures, related to non-vested stock-based compensation arrangements as of May 31, 2018 was $9.0 million. This cost is expected to be recognized over a weighted-average period of 1.7 years.
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
The Company computes income available to common stockholders by deducting dividends accumulated on the convertible special stock from net income attributable to A. Schulman, Inc. The convertible special stock does not impact the denominator of basic EPS. The dilutive effect of convertible special stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The convertible special stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per share on conversion exceeds basic EPS. For the three and nine months ended May 31, 2018 and 2017, the accumulated dividend per share on conversion exceeded basic EPS, therefore the 2,388,913 shares related to the convertible special stock were considered anti-dilutive.
The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
Weighted-average shares outstanding:
Basic	29,501	29,421	29,482	29,392
Incremental shares from equity awards	186	109	155	104
Incremental shares from convertible special stock	—	—	—	—
Diluted	29,687	29,530	29,637	29,496
Dilutive weighted-average shares outstanding for the three and nine months ended May 31, 2018 excludes 158,150 and 251,448 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive. Dilutive weighted-average shares outstanding for the three and nine months ended May 31, 2017 excludes 173,200 and 89,455 shares, respectively, related to equity awards, as their inclusion would have been anti-dilutive.

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
The following table summarizes net sales to unaffiliated customers by segment:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
EMEA	$372,736	$318,026	$1,055,827	$891,000
USCAN	172,624	167,881	488,313	476,217
LATAM	48,544	47,408	141,938	129,286
APAC	68,066	53,228	185,614	152,879
EC	60,270	59,252	175,269	165,091
Total net sales to unaffiliated customers	$722,240	$645,795	$2,046,961	$1,814,473
Below the Company presents gross profit by segment:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
EMEA	$42,396	$42,509	$129,026	$126,297
USCAN	22,423	21,844	67,271	66,420
LATAM	9,354	9,928	28,426	28,940
APAC	9,943	9,155	28,776	27,189
EC	13,471	15,331	41,095	42,130
Total segment gross profit	97,587	98,767	294,594	290,976
Accelerated depreciation and restructuring related costs	(88)	(236)	(315)	(2,101)
Costs related to acquisitions and integrations	—	—	—	(57)
Lucent costs (1)	—	(104)	—	(190)
Total gross profit	$97,499	$98,427	$294,279	$288,628

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a reconciliation of segment operating income to operating income (loss) and income (loss) before taxes:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
EMEA	$16,116	$19,712	$52,382	$56,006
USCAN	5,530	6,474	18,384	20,416
LATAM	4,878	6,189	15,906	17,083
APAC	5,618	5,260	16,063	15,174
EC	5,010	6,759	14,534	15,981
Total segment operating income	37,152	44,394	117,269	124,660
Corporate	(6,882)	(7,273)	(24,804)	(25,151)
Costs related to Merger and integrations	(2,120)	—	(7,169)	(605)
Restructuring, strategic and related costs (2)	(3,655)	(2,932)	(11,766)	(21,176)
Accelerated depreciation	—	(237)	(235)	(1,060)
Lucent costs (1)	(3,540)	(1,730)	(9,634)	(3,135)
Asset impairment	—	—	—	(678)
Gain (loss) on sale of assets	—	—	3,077	—
CEO transition costs	—	—	—	(196)
Operating income (loss)	20,955	32,222	66,738	72,659
Interest expense	(14,285)	(13,179)	(41,161)	(39,450)
Foreign currency transaction gains (losses)	37	68	(1,233)	(1,575)
Other income (expense), net	(553)	682	1,192	1,138
Income (loss) before taxes	$6,154	$19,793	$25,536	$32,772
 (1) Refer to Note 13 in this Form 10-Q for additional discussion on this matter. Lucent costs in cost of sales include additional product and manufacturing operational costs for reworking inventory. Lucent costs in selling, general and administrative expenses include legal and investigative costs.
(2) Restructuring expenses for the three and nine months ended May 31, 2018 of $0.1 million and $0.7 million, respectively, and for the three and nine months ended May 31, 2017 of $0.9 million and $12.4 million, respectively, included in restructuring expense in the Company’s statements of operations include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs. Strategic and restructuring related costs for the three and nine months ended May 31, 2018 of $3.6 million and $11.1 million, respectively, and for the three and nine months ended May 31, 2017 of $2.0 million and $8.8 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization, improve efficiency of its operations or comply with new legislation, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization.
Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$60,270	8%	$59,252	9%
Custom Concentrates and Services	337,645	46	296,917	46
Performance Materials	324,325	46	289,626	45
Total consolidated net sales	$722,240	100%	$645,795	100%

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended May 31,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$175,269	9%	$165,091	9%
Custom Concentrates and Services	963,298	47	832,424	46
Performance Materials	908,394	44	816,958	45
Total consolidated net sales	$2,046,961	100%	$1,814,473	100%
(12) RESTRUCTURING
In fiscal 2018, no new restructuring plans have been announced and no significant charges have been incurred related to prior year plans. For discussion of the Company's previous restructuring plans, refer to Note 16 in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
The following table summarizes the activity related to the Company’s restructuring plans:

	Employee-related Costs	Other Costs	Total Restructuring Costs
	(In thousands)
Accrual balance as of August 31, 2017	$2,988	$90	$3,078
Fiscal 2018 charges	172	523	695
Fiscal 2018 payments	(2,721)	(541)	(3,262)
Translation	5	11	16
Accrual balance as of May 31, 2018	$444	$83	$527
Restructuring expenses are excluded from segment operating income but are attributable to the reportable segments as follows:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
	(In thousands)
EMEA	$104	$832	$428	$9,676
USCAN	—	90	247	2,370
LATAM	—	—	20	59
APAC	—	11	—	103
EC	—	6	—	153
Total restructuring expense	$104	$939	$695	$12,361
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

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no material changes to the Company’s future contractual obligations as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
Lucent Matter
As previously reported by the Company in its filings with the U.S. Securities and Exchange Commission ("SEC"), on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to an independent certification organization. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter. The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of May 31, 2018, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics Holdings, LLC. (the “Citadel Litigation”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the Citadel Defendants’ motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission or rescissory damages, damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. The case was bifurcated into two separate trials; one trial related to liability and one trial related to damages. The liability trial took place in April 2018 and the Court is expected to deliver its judgment in the third calendar quarter. The damages trial took place in June 2018 and the Court is expected to deliver its judgment in the fourth calendar quarter.
In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Litigation”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Litigation alleges similar theories (except securities violations) and

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

seeks similar relief (except rescission) and the River Defendants filed a similar motion to dismiss as in the Citadel Litigation. On August 23, 2017, the Court ruled on River Defendants’ Motions to Dismiss and Motions for Summary Judgment. The Court dismissed certain claims pertaining to one Defendant and all other motions to dismiss parties or claims were denied. In addition, the Court ruled against the Citadel Defendants’ Motions to (in effect) combine the Citadel Litigation with the River Litigation. Therefore, the River Litigation is proceeding as a separate lawsuit on a schedule many months behind the Citadel Litigation; however, much of the document discovery and depositions from the Citadel Litigation can be used in the River Litigation. No trial date has yet been scheduled.
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
In March 2017, the FASB issued an accounting standard update requiring that an employer report the pension service cost component in the same line items as compensation costs, but report all other components of net periodic pension cost in a line below operating income. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company had pension service cost of $4.0 million and $4.1 million during the nine months ended May 31, 2018 and 2017, respectively. Total net periodic pension cost was $7.3 million and $7.7 million for the nine months ended May 31, 2018 and 2017, respectively. The Company plans to adopt this standard on September 1, 2018.
In February 2016, the FASB issued new accounting guidance which requires companies to recognize a lease liability and right-of-use asset on the balance sheet for operating leases with a term greater than one year. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company regularly enters into operating leases which previously did not require recognition on the balance sheet. In preparation for the adoption of the new standard, the Company has captured the key lease agreement terms for all existing lease agreements and is currently evaluating the effects this standard will have on its consolidated financial statements. The Company plans to adopt this standard on September 1, 2019.
In May 2014, and as subsequently updated, the FASB issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on September 1, 2018. The new revenue standard may be adopted using either of the following transition methods: (1) a full retrospective approach reflecting the adoption of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company expects to use the modified retrospective method. In addition, the Company will continue to treat shipping and handling costs as a fulfillment cost and not a separate performance obligation. The Company is currently evaluating the effects this standard will have on the consolidated financial statements and related disclosures.
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
During fiscal 2018, certain Guarantors merged with Parent in conjunction with simplification of the Company's legal entity structure and certain Non-Guarantors became Guarantors due to bank requirements. As required, the Company has changed the prior year consolidating financial statement presentation to conform to the current legal entity structure. As a result, Parent's total assets increased by $11.7 million, Guarantor total assets decreased by $211.0 million, and Non-Guarantor total assets decreased by $58.0 million, with corresponding offsetting adjustments presented on the same line items in the eliminations column as of August 31, 2017. Parent's total liabilities increased by $11.7 million, Guarantor total liabilities decreased by $11.6 million, and Non-Guarantor total liabilities decreased $13.9 million, with corresponding adjustments presented on the same line items in the eliminations column as of August 31, 2017. Guarantor total stockholders' equity decreased $199.5 million and Non-Guarantor total stockholders' equity decreased $44.1 million, with corresponding offsetting adjustments presented on the same line items in the eliminations column as of August 31, 2017. Guarantor net income increased $2.3 million and decreased $3.0 million for the three and nine months ended May 31, 2017, respectively, and Non-Guarantor net income decreased $3.3 million and $6.8 million for the three and nine months ended May 31, 2017, respectively, with corresponding offsetting adjustments presented on the same line item in the eliminations column.

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$308	$—	$51,694	$—	$52,002
Accounts receivable, net	52,463	60,707	330,535	—	443,705
Accounts receivable, intercompany	21,798	11,944	22,945	(56,687)	—
Inventories	41,482	34,916	228,040	—	304,438
Prepaid expenses and other current assets	5,276	3,054	29,360	—	37,690
Assets held for sale	—	2,671	823	—	3,494
Total current assets	121,327	113,292	663,397	(56,687)	841,329
Net property, plant and equipment	59,780	51,179	171,569	—	282,528
Deferred charges and other noncurrent assets	108,432	3,934	53,812	(90,173)	76,005
Intercompany loans receivable	14,264	18,121	—	(32,385)	—
Investment in subsidiaries	800,456	70,794	—	(871,250)	—
Goodwill	56,155	98,909	106,688	—	261,752
Intangible assets, net	37,022	187,298	84,056	—	308,376
Total assets	$1,197,436	$543,527	$1,079,522	$(1,050,495)	$1,769,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,103	$40,769	$260,085	$—	$345,957
Accounts payable, intercompany	13,289	26,353	17,045	(56,687)	—
U.S. and foreign income taxes payable	—	411	3,655	—	4,066
Accrued payroll, taxes and related benefits	11,765	6,001	31,911	—	49,677
Other accrued liabilities	30,159	5,090	34,239	—	69,488
Short-term debt	18,627	37	2,541	—	21,205
Total current liabilities	118,943	78,661	349,476	(56,687)	490,393
Long-term debt	871,822	43	25,378	—	897,243
Intercompany debt	—	—	32,385	(32,385)	—
Pension plans	2,164	1,180	131,494	—	134,838
Deferred income taxes	—	78,201	33,434	(90,173)	21,462
Other long-term liabilities	11,536	1,070	9,932	—	22,538
Total liabilities	1,004,465	159,155	582,099	(179,245)	1,566,474
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,567	—	—	—	48,567
Other equity	24,115	384,372	486,878	(871,250)	24,115
Total A. Schulman, Inc.’s stockholders’ equity	192,971	384,372	486,878	(871,250)	192,971
Noncontrolling interests	—	—	10,545	—	10,545
Total equity	192,971	384,372	497,423	(871,250)	203,516
Total liabilities and equity	$1,197,436	$543,527	$1,079,522	$(1,050,495)	$1,769,990

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$620	$—	$52,631	$—	$53,251
Restricted cash	—	—	768	—	768
Accounts receivable, net	56,339	55,778	296,322	—	408,439
Accounts receivable, intercompany	33,180	8,837	18,721	(60,738)	—
Inventories	41,862	34,199	200,398	—	276,459
Prepaid expenses and other current assets	1,018	8,900	26,794	—	36,712
Assets held for sale	2,764	2,912	—	—	5,676
Total current assets	135,783	110,626	595,634	(60,738)	781,305
Net property, plant and equipment	63,693	53,601	181,409	—	298,703
Deferred charges and other noncurrent assets	95,287	4,198	59,620	(81,258)	77,847
Intercompany loans receivable	16,564	17,460	—	(34,024)	—
Investment in subsidiaries	769,126	73,394	—	(842,520)	—
Goodwill	56,155	98,909	108,671	—	263,735
Intangible assets, net	40,416	199,618	92,156	—	332,190
Total assets	$1,177,024	$557,806	$1,037,490	$(1,018,540)	$1,753,780
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,433	$35,580	$239,807	$—	$318,820
Accounts payable, intercompany	13,187	34,309	13,242	(60,738)	—
U.S. and foreign income taxes payable	—	597	4,303	—	4,900
Accrued payroll, taxes and related benefits	7,928	6,152	32,871	—	46,951
Other accrued liabilities	21,511	4,612	35,638	—	61,761
Short-term debt	14,912	29	17,072	—	32,013
Total current liabilities	100,971	81,279	342,933	(60,738)	464,445
Long-term debt	858,446	41	26,691	—	885,178
Intercompany debt	—	—	34,024	(34,024)	—
Pension plans	2,266	1,308	132,117	—	135,691
Deferred income taxes	5,593	78,201	35,163	(81,258)	37,699
Other long-term liabilities	12,730	1,067	9,938	—	23,735
Total liabilities	980,006	161,896	580,866	(176,020)	1,546,748
Commitments and contingencies
Stockholders’ equity:
Convertible special stock, no par value	120,289	—	—	—	120,289
Common stock	48,529	—	—	—	48,529
Other equity	28,200	395,910	446,610	(842,520)	28,200
Total A. Schulman, Inc.’s stockholders’ equity	197,018	395,910	446,610	(842,520)	197,018
Noncontrolling interests	—	—	10,014	—	10,014
Total equity	197,018	395,910	456,624	(842,520)	207,032
Total liabilities and equity	$1,177,024	$557,806	$1,037,490	$(1,018,540)	$1,753,780

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$105,754	$107,815	$523,368	$(14,697)	$722,240
Cost of sales	92,540	90,907	455,991	(14,697)	624,741
Selling, general and administrative expenses	17,391	14,705	44,344	—	76,440
Restructuring expense	—	—	104	—	104
Operating income (loss)	(4,177)	2,203	22,929	—	20,955
Interest expense	13,489	2	1,014	(220)	14,285
Intercompany charges	40	8	3,220	(3,268)	—
Intercompany income	(1,817)	(1,400)	(51)	3,268	—
Foreign currency transaction (gains) losses	(641)	12	592	—	(37)
Other (income) expense, net	9	(188)	512	220	553
(Gain) loss on intercompany investments	(14,930)	433	—	14,497	—
Income (loss) before taxes	(327)	3,336	17,642	(14,497)	6,154
Provision (benefit) for U.S. and foreign income taxes	(5,375)	437	5,816	—	878
Net income (loss)	5,048	2,899	11,826	(14,497)	5,276
Noncontrolling interests	—	—	(228)	—	(228)
Net income (loss) attributable to A. Schulman, Inc.	5,048	2,899	11,598	(14,497)	5,048
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$3,173	$2,899	$11,598	$(14,497)	$3,173
Comprehensive income (loss)	$(13,412)	$1,707	$(6,973)	$5,312	$(13,366)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	46	—	46
Comprehensive income (loss) attributable to A. Schulman, Inc.	$(13,412)	$1,707	$(7,019)	$5,312	$(13,412)

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three months ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$97,961	$105,590	$453,077	$(10,833)	$645,795
Cost of sales	82,890	90,644	384,667	(10,833)	547,368
Selling, general and administrative expenses	11,189	13,827	40,250	—	65,266
Restructuring expense	91	6	842	—	939
Operating income (loss)	3,791	1,113	27,318	—	32,222
Interest expense	12,326	2	1,095	(244)	13,179
Intercompany charges	112	—	1,810	(1,922)	—
Intercompany income	(591)	(1,254)	(77)	1,922	—
Foreign currency transaction (gains) losses	(1,481)	(5)	1,418	—	(68)
Other (income) expense, net	(22)	(429)	(475)	244	(682)
(Gain) loss on intercompany investments	(17,795)	(118)	—	17,913	—
Income (loss) before taxes	11,242	2,917	23,547	(17,913)	19,793
Provision (benefit) for U.S. and foreign income taxes	(4,536)	259	7,972	—	3,695
Net income (loss)	15,778	2,658	15,575	(17,913)	16,098
Noncontrolling interests	—	—	(320)	—	(320)
Net income (loss) attributable to A. Schulman, Inc.	15,778	2,658	15,255	(17,913)	15,778
Convertible special stock dividends	1,875	—	—	—	1,875
Net income (loss) available to A. Schulman, Inc. common stockholders	$13,903	$2,658	$15,255	$(17,913)	$13,903
Comprehensive income (loss)	$30,916	$2,224	$30,879	$(32,830)	$31,189
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	273	—	273
Comprehensive income (loss) attributable to A. Schulman, Inc.	$30,916	$2,224	$30,606	$(32,830)	$30,916

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Nine months ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$302,515	$299,975	$1,484,142	$(39,671)	$2,046,961
Cost of sales	259,951	252,083	1,280,319	(39,671)	1,752,682
Selling, general and administrative expenses	54,406	45,053	130,464	—	229,923
Restructuring expense	247	—	448	—	695
(Gain) loss on sale of assets	(3,004)	(73)	—	—	(3,077)
Operating income (loss)	(9,085)	2,912	72,911	—	66,738
Interest expense	38,583	4	3,239	(665)	41,161
Intercompany charges	97	14	9,702	(9,813)	—
Intercompany income	(5,623)	(4,083)	(107)	9,813	—
Foreign currency transaction (gains) losses	(165)	23	1,375	—	1,233
Other (income) expense, net	49	(779)	(1,127)	665	(1,192)
(Gain) loss on intercompany investments	(47,910)	1,333	—	46,577	—
Income (loss) before taxes	5,884	6,400	59,829	(46,577)	25,536
Provision (benefit) for U.S. and foreign income taxes	(19,266)	786	17,985	—	(495)
Net income (loss)	25,150	5,614	41,844	(46,577)	26,031
Noncontrolling interests	—	—	(881)	—	(881)
Net income (loss) attributable to A. Schulman, Inc.	25,150	5,614	40,963	(46,577)	25,150
Convertible special stock dividends	5,625	—	—	—	5,625
Net income (loss) available to A. Schulman, Inc. common stockholders	$19,525	$5,614	$40,963	$(46,577)	$19,525
Comprehensive income (loss)	$17,611	$3,791	$33,765	$(37,005)	$18,162
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	551	—	551
Comprehensive income (loss) attributable to A. Schulman, Inc.	$17,611	$3,791	$33,214	$(37,005)	$17,611

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Nine months ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Net sales	$280,779	$289,908	$1,276,855	$(33,069)	$1,814,473
Cost of sales	239,022	247,278	1,072,614	(33,069)	1,525,845
Selling, general and administrative expenses	36,950	42,525	124,133	—	203,608
Restructuring expense	1,963	449	9,949	—	12,361
Operating income (loss)	2,844	(344)	70,159	—	72,659
Interest expense	36,309	28	3,879	(766)	39,450
Intercompany charges	120	—	6,706	(6,826)	—
Intercompany income	(3,046)	(3,687)	(93)	6,826	—
Foreign currency transaction (gains) losses	555	(31)	1,051	—	1,575
Other (income) expense, net	(326)	(1,035)	(543)	766	(1,138)
(Gain) loss on intercompany investments	(29,900)	(261)	—	30,161	—
Income (loss) before taxes	(868)	4,642	59,159	(30,161)	32,772
Provision (benefit) for U.S. and foreign income taxes	(24,615)	4,737	28,035	—	8,157
Net income (loss)	23,747	(95)	31,124	(30,161)	24,615
Noncontrolling interests	—	—	(868)	—	(868)
Net income (loss) attributable to A. Schulman, Inc.	23,747	(95)	30,256	(30,161)	23,747
Convertible special stock dividends	5,625	—	—	—	5,625
Net income (loss) available to A. Schulman, Inc. common stockholders	$18,122	$(95)	$30,256	$(30,161)	$18,122
Comprehensive income (loss)	$28,967	$203	$36,502	$(35,928)	$29,744
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	777	—	777
Comprehensive income (loss) attributable to A. Schulman, Inc.	$28,967	$203	$35,725	$(35,928)	$28,967

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine months ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$3,433	$2,005	$31,639	$(3,675)	$33,402
Investing activities
Expenditures for property, plant and equipment	(2,846)	(2,649)	(15,290)	—	(20,785)
Proceeds from the sale of assets	5,692	546	276	—	6,514
Distributions from equity investees	—	125	—	—	125
Net cash provided from (used in) investing activities	2,846	(1,978)	(15,014)	—	(14,146)
Financing activities:
Cash dividends paid to common stockholders	(18,300)	—	—	—	(18,300)
Cash dividends paid to convertible special stockholders	(5,625)	—	—	—	(5,625)
Intercompany dividends paid	—	—	(3,675)	3,675	—
Increase (decrease) in short-term debt	—	—	(13,904)	—	(13,904)
Borrowings on long-term debt	223,800	—	368,888	—	592,688
Repayments on long-term debt including current portion	(207,716)	(27)	(369,864)	—	(577,607)
Intercompany loan borrowings and repayments	2,300	—	(2,300)	—	—
Noncontrolling interests' distributions	—	—	(20)	—	(20)
Issuances of stock, common and treasury	175	—	—	—	175
Redemptions of common stock	(1,225)	—	—	—	(1,225)
Net cash provided from (used in) financing activities	(6,591)	(27)	(20,875)	3,675	(23,818)
Effect of exchange rate changes on cash	—	—	2,545	—	2,545
Net increase (decrease) in cash, cash equivalents, and restricted cash	(312)	—	(1,705)	—	(2,017)
Cash, cash equivalents, and restricted cash at beginning of period	620	—	53,399	—	54,019
Cash, cash equivalents, and restricted cash at end of period	$308	$—	$51,694	$—	$52,002

A. SCHULMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine months ended May 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Operating activities:
Net cash provided from (used in) operating activities	$45,613	$1,638	$71,737	$(45,422)	$73,566
Investing activities
Expenditures for property, plant and equipment	(9,348)	(2,853)	(18,518)		(30,719)
Proceeds from the sale of assets	31	2,298	421		2,750
Distributions from equity investees	—	125	—	—	125
Intercompany investments	(228)	(1,166)	—	1,394	—
Net cash provided from (used in) investing activities	(9,545)	(1,596)	(18,097)	1,394	(27,844)
Financing activities:
Cash dividends paid to common stockholders	(18,129)	—	—	—	(18,129)
Cash dividends paid to convertible special stockholders	(5,625)	—	—	—	(5,625)
Intercompany dividends paid	—	—	(45,422)	45,422	—
Increase (decrease) in short-term debt	—	—	(2,283)	—	(2,283)
Borrowings on long-term debt	153,200	—	130,743	—	283,943
Repayments on long-term debt including current portion	(164,508)	(42)	(131,158)	—	(295,708)
Noncontrolling interests' contributions (distributions)	—	—	(53)	—	(53)
Issuances of stock, common and treasury	143	—	—	—	143
Redemptions of common stock	(711)	—	—	—	(711)
Issuances (redemptions) of intercompany common stock	—	—	1,394	(1,394)	—
Net cash provided from (used in) financing activities	(35,630)	(42)	(46,779)	44,028	(38,423)
Effect of exchange rate changes on cash	—	—	496	—	496
Net increase (decrease) in cash, cash equivalents, and restricted cash	438	—	7,357	—	7,795
Cash, cash equivalents, and restricted cash at beginning of period	—	—	43,403		43,403
Cash, cash equivalents, and restricted cash at end of period	$438	$—	$50,760	$—	$51,198

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
Overview
Business Summary
A. Schulman, Inc. is an international supplier of high-performance plastic compounds, composites, resins and services headquartered in Fairlawn, Ohio. The Company’s customers span a wide range of markets such as packaging, mobility, building & construction, electrical & electronics, agriculture, personal care & hygiene, custom services, and sports, leisure & home. The Chief Operating Decision Maker ("CODM") makes decisions, assesses performance and allocates resources by the following five reportable segments:

•	Europe, Middle East and Africa ("EMEA"),

•	United States & Canada ("USCAN"),

•	Latin America ("LATAM"),

•	Asia Pacific ("APAC"), and

•	Engineered Composites ("EC").
As of May 31, 2018, the Company has approximately 5,300 employees and 54 manufacturing facilities worldwide. Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials.

Lucent Matter
As previously reported by the Company in its filings with the U.S. Securities and Exchange Commission ("SEC"), on June 1, 2015, the Company completed the acquisition of Citadel and its subsidiaries, including its indirect wholly owned subsidiary Lucent Polymers, Inc. In August 2015, the Company discovered discrepancies between laboratory data and certifications provided by Lucent to customers and also discovered inaccuracies in materials and information provided by Lucent employees to an independent certification organization. The Company took immediate decisive actions following its initial discoveries, including, but not limited to, remediation measures, notifications to affected customers, and notification to an independent certification organization. The Company also commenced an internal investigation, which revealed that the discrepancies and inaccuracies initially identified were due to practices at Lucent under its prior ownership. As a result, the Company has reformulated and rebranded its products and ceased the use of certain tradenames associated with Citadel, which resulted in the impairment of certain finite-lived intangible assets during the fourth quarter of fiscal 2016. In addition, the Engineered Plastics business, which is now part of the Performance Materials product family, did not meet volume and revenue expectations in fiscal 2016 and the product had lower margins than planned due primarily to the remediation and changes in business practices undertaken to address the Lucent quality matter. The deterioration of results due to the aforementioned factors and economic conditions soon after the acquisition resulted in the impairment of the acquired goodwill during the fourth quarter of fiscal 2016. For a discussion of the goodwill and intangible asset impairments, refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
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
In addition, the Company previously provided a written claim notice to the sellers and to the escrow agent with respect to the indemnity escrow established in connection with the stock purchase agreement pursuant to which the Company acquired Citadel and its subsidiaries. As of May 31, 2018, approximately $31.0 million remained in such indemnity escrow.
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
In June 2016, the Company filed a complaint in the Delaware Chancery Court against Citadel Plastics Holdings, LLC. (the “Citadel Litigation”), as well as certain funds affiliated with the sellers and other former executives of Citadel and Lucent (the “Citadel Defendants”). In January 2017, the Court denied the Citadel Defendants’ motion to dismiss seventeen of twenty claims. The Court's ruling sustained claims for breach of contract, fraudulent inducement, civil conspiracy and violations of blue sky laws in Illinois, Ohio, California and Indiana. On February 16, 2017, the Court entered a stipulated order establishing an equitable lien over all pre-closing tax refunds payable by the Company to Citadel Plastics under the stock purchase agreement until resolution of litigation. The funds currently subject to the equitable lien are $7.5 million. The Company is seeking rescission or rescissory damages, damages, disgorgement or any other remedy deemed proper for the alleged violations as well as seeking attorneys’ fees for bringing suit. The case was bifurcated into two separate trials; one trial related to liability and one trial related to damages. The liability trial took place in April 2018 and the Court is expected to deliver its judgment in the third quarter of calendar year 2018. The damages trial took place in June 2018 and the Court is expected to deliver its judgment in the fourth quarter of calendar year 2018.
In November 2016, the Company, through its Matrixx subsidiary, filed a separate Complaint in the Delaware Chancery Court against River Associates (the “River Litigation”), as well as certain funds affiliated with the sellers and other former executives of Lucent (the “River Defendants”). In general, the River Litigation alleges similar theories (except securities violations) and seeks similar relief (except rescission) and the River Defendants filed a similar motion to dismiss as in the Citadel Litigation. On August 23, 2017, the Court ruled on River Defendants’ Motions to Dismiss and Motions for Summary Judgment. The Court dismissed certain claims pertaining to one Defendant and all other motions to dismiss parties or claims were denied. In addition, the Court ruled against the Citadel Defendants’ Motions to (in effect) combine the Citadel Litigation with the River Litigation. Therefore, the River Litigation is proceeding as a separate lawsuit on a schedule many months behind the Citadel Litigation; however, much of the document discovery and depositions from the Citadel Litigation can be used in the River Litigation. No trial date has yet been scheduled.

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
The Company has incurred $9.6 million and $2.9 million of litigation costs related to the Lucent Matter in the nine months ended May 31, 2018 and 2017, respectively.
Fiscal Year 2018 Significant Events
The following represent significant events during fiscal year 2018:

1.
Credit Agreement. During October 2017, the Company amended the 2015 Credit Agreement with its lenders. The amendment increased the net leverage ratio covenant to provide the Company additional financial flexibility.

2.
Automotive Innovation Award. During November 2017, the Company received the 2017 Automotive Innovation Award from the Society of Plastics Engineers for most innovative use of plastics. The Company received the award for its innovative material in the automotive aftermarket.

3.
LyondellBasell Transaction. On February 15, 2018, LyondellBasell Industries N.V. (“LYB”), LYB Americas Holdco Inc., a wholly owned subsidiary of LYB, and the Company entered into an agreement whereby LYB will acquire the Company (the “Merger”) for (i) $42.00 per share in cash, without interest and subject to any applicable withholding taxes, and (ii) one contractual contingent value right per share without interest and less applicable withholding taxes (a "CVR"), which will represent the right to receive certain net proceeds, if any, resulting from the Lucent Matter (in each case subject to the terms and conditions of the CVR agreement to be entered into in accordance with the Merger Agreement). On June 14, 2018, the Company's stockholders approved the proposal to adopt the Merger Agreement. The Company and LYB continue to target closing the transaction in the third quarter of calendar year 2018. For further discussion, refer to Note 1 in this Form 10-Q.

4.
NSSPC Joint Venture Commenced Operations. In June 2012, A. Schulman International, Inc. entered into a 50-50 joint venture with National Petrochemical Industrial Company of Jeddah, Saudi Arabia, a subsidiary of Alujain Corporation, a Saudi Stock Exchange listed company to form Natpet Schulman Specialty Plastic Compounds Co. ("NSSPC"), which is not consolidated by A. Schulman, Inc. In March 2018, NSSPC became fully operational in producing and globally selling polypropylene compounds from its compounding plant in Yanbu, Saudi Arabia. The Company has annual calendar year purchase commitment requirements with the joint venture.

Results of Operations
Segment Information

	Three months ended May 31,
	2018	2017			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	306,336	311,378	(5,042)	(1.6)%
Net sales	$372,736	$318,026	$54,710	17.2%	$35,854	5.9%
Segment gross profit	$42,396	$42,509	$(113)	(0.3)%	$4,996	(12.0)%
Segment gross profit percentage	11.4%	13.4%
Segment operating income	$16,116	$19,712	$(3,596)	(18.2)%	$2,239	(29.6)%
Price per pound	$1.217	$1.021	$0.196	19.2%	$0.117	7.7%
Three months ended May 31, 2018
EMEA net sales for the three months ended May 31, 2018 were $372.7 million, an increase of $54.7 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $35.9 million, net sales increased 5.9% primarily due to favorable product mix and an increased sales price per pound in an effort to offset increased raw material costs. Volume decreased year over year by 1.6% driven by a decrease in the distribution business, partially offset by growth in multiple end markets in the Custom Concentrates & Services product family and growth in the Performance Materials manufacturing business.

EMEA gross profit was $42.4 million for the three months ended May 31, 2018, essentially flat compared with the prior year period. Excluding the favorable impact of foreign currency translation of $5.0 million, segment gross profit decreased 12.0% During the quarter ending May 31, 2018, the Company’s NSSPC joint venture became fully operational. As of May 31, 2018, the Company estimates that it will not fulfill its entire purchase commitment for the period ending December 31, 2018 and as a result, recorded a $3.1 million charge within cost of goods sold in the consolidated statement of operations per the terms of the venture agreement. As of May 31, 2018, the Company expects to meet its calendar year 2019 and 2020 purchase commitments from NSSPC. The remaining 4.7% gross profit decrease when compared to the prior period was primarily due to higher production costs associated with recent capital investment, increased raw materials costs, additional capacity, rising freight costs through all industries in Europe and increased costs associated with the establishment of a central distribution center.

EMEA operating income for the three months ended May 31, 2018 was $16.1 million, a decrease of $3.6 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $2.2 million, segment operating income decreased by 29.6%, as lower gross profit noted above and increased employee expenses.

	Nine months ended May 31,
	2018	2017			Favorable (unfavorable)
EMEA			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	889,605	892,079	(2,474)	(0.3)%
Net sales	$1,055,827	$891,000	$164,827	18.5%	$95,096	7.8%
Segment gross profit	$129,026	$126,297	$2,729	2.2%	$13,782	(8.8)%
Segment gross profit percentage	12.2%	14.2%
Segment operating income	$52,382	$56,006	$(3,624)	(6.5)%	$5,976	(17.1)%
Price per pound	$1.187	$0.999	$0.188	18.8%	$0.107	8.1%
Nine months ended May 31, 2018
EMEA net sales for the nine months ended May 31, 2018 were $1,055.8 million, an increase of $164.8 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $95.1 million, net sales increased 7.8%, primarily due to favorable product mix and increased sales price per pound in an effort to offset increased raw material costs. Volume decreased year over year by 0.3% driven by a decrease in the distribution business, partially offset with growth in multiple end markets in the Custom Concentrates & Services product family and growth in the Performance Materials manufacturing business.

EMEA gross profit was $129.0 million for the nine months ended May 31, 2018, an increase of $2.7 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $13.8 million, segment gross profit decreased 8.8%. During the quarter ending May 31, 2018, the Company’s NSSPC joint venture became fully operational. As of May 31, 2018, the Company estimates that it will not fulfill its entire purchase commitment for the period ending December 31, 2018 and as a result, recorded a $3.1 million charge within cost of goods sold in the consolidated statement of operations per the terms of the venture agreement. As of May 31, 2018, the Company expects to meet its calendar year 2019 and 2020 purchase commitments from NSSPC. The remaining 6.3% gross profit decrease when compared to the prior period was primarily due to higher production costs resulting from increased Custom Concentrates & Services and Performance Materials manufacturing business production volumes, additional capacity, rising freight rates throughout all industries in Europe and increased costs associated with the establishment of a central distribution center.

EMEA operating income for the nine months ended May 31, 2018 was $52.4 million, a decrease of $3.6 million compared with prior year. Excluding the favorable impact of foreign currency translation of $6.0 million, segment operating income decreased by 17.1%, attributable to lower gross profit noted above and increased variable compensation expense partially offset by the benefit from cost savings initiatives.

	Three months ended May 31,
USCAN	2018	2017	Increase (decrease)
	(In thousands, except for %'s and per pound data)
Pounds sold	188,811	188,890	(79)	—%
Net sales	$172,624	$167,881	$4,743	2.8%
Segment gross profit	$22,423	$21,844	$579	2.7%
Segment gross profit percentage	13.0%	13.0%
Segment operating income	$5,530	$6,474	$(944)	(14.6)%
Price per pound	$0.914	$0.889	$0.025	2.8%
Three months ended May 31, 2018
USCAN net sales for the three months ended May 31, 2018 were $172.6 million, an increase of $4.7 million or 2.8% compared with the prior year period. Net sales increased primarily due to increased price per pound in an effort to offset increased raw material costs and due to improved product mix, within both the Custom Concentrates & Services and Performance Materials product families.
USCAN gross profit was $22.4 million for the three months ended May 31, 2018, up $0.6 million or 2.7% from the prior year primarily due to the improved product mix and price per pound noted above.
USCAN operating income for the three months ended May 31, 2018 was $5.5 million compared with $6.5 million in the same quarter of fiscal 2017. Segment operating income decreased primarily due to increased variable compensation expense.

	Nine months ended May 31,
USCAN	2018	2017	Increase (decrease)
	(In thousands, except for %'s and per pound data)
Pounds sold	531,739	546,149	(14,410)	(2.6)%
Net sales	$488,313	$476,217	$12,096	2.5%
Segment gross profit	$67,271	$66,420	$851	1.3%
Segment gross profit percentage	13.8%	13.9%
Segment operating income	$18,384	$20,416	$(2,032)	(10.0)%
Price per pound	$0.918	$0.872	$0.046	5.3%
Nine months ended May 31, 2018
USCAN net sales for the nine months ended May 31, 2018 were $488.3 million, an increase of $12.1 million or 2.5% compared with the prior year period. Net sales increased primarily due to increased price per pound in an effort to offset increased raw material costs and due to improved product mix, primarily within the Custom Concentrates & Services product family in the oilfield services market. These increases were partially offset by decreased volume in the Performance Materials product family due to lower customer demand and a reduction in volumes due to temporary plant shutdowns and resin availability associated with Hurricane Harvey in the first quarter of fiscal 2018.
USCAN gross profit was $67.3 million for the nine months ended May 31, 2018, up $0.9 million or 1.3% compared to the prior year. The improved product mix noted above was partially offset by the first quarter of fiscal 2018 effects of Hurricane Harvey, including costs related to temporary plant shutdowns, resin availability, higher prices paid for raw materials, and higher freight rates all combined to partially offset the increased profitability.
USCAN operating income for the nine months ended May 31, 2018 was $18.4 million compared with $20.4 million in fiscal 2017. Segment operating income decreased primarily due to the effects of Hurricane Harvey in the first quarter of fiscal 2018 as well as higher variable compensation expense. The Company believes the Hurricane Harvey operating income impact as a result of lost volume, raw material shortages and price increases, and freight cost increases is a loss of approximately $1.5 million impacting the first quarter of fiscal 2018.

	Three months ended May 31,
	2018	2017			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	36,775	37,920	(1,145)	(3.0)%
Net sales	$48,544	$47,408	$1,136	2.4%	$(1,620)	5.8%
Segment gross profit	$9,354	$9,928	$(574)	(5.8)%	$(267)	(3.1)%
Segment gross profit percentage	19.3%	20.9%
Segment operating income	$4,878	$6,189	$(1,311)	(21.2)%	$(65)	(20.1)%
Price per pound	$1.320	$1.250	$0.070	5.6%	$(0.044)	9.1%
Three months ended May 31, 2018
LATAM net sales for the three months ended May 31, 2018 were $48.5 million compared with $47.4 million in the prior year period. Net sales increased 5.8% excluding the unfavorable impact of foreign currency translation, compared with the prior year period primarily due to increased price per pound in an effort to offset increased raw material prices, partially offset by decreased sales volumes in Custom Concentrates & Services.
LATAM gross profit was $9.4 million for the three months ended May 31, 2018, a decrease of $0.6 million or 5.8% from the comparable period last year, primarily due to the decreased sales volumes noted above.
LATAM operating income for the three months ended May 31, 2018 was $4.9 million, a decrease of $1.3 million or 21.2% compared with the same quarter of fiscal 2017. The decrease was primarily due to lower segment gross profit, as noted above and increased variable compensation.

	Nine months ended May 31,
	2018	2017			Favorable (unfavorable)
LATAM			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	110,178	105,090	5,088	4.8%
Net sales	$141,938	$129,286	$12,652	9.8%	$(2,189)	11.5%
Segment gross profit	$28,426	$28,940	$(514)	(1.8)%	$(384)	(0.4)%
Segment gross profit percentage	20.0%	22.4%
Segment operating income	$15,906	$17,083	$(1,177)	(6.9)%	$(83)	(6.4)%
Price per pound	$1.288	$1.230	$0.058	4.7%	$(0.020)	6.3%
Nine months ended May 31, 2018
LATAM net sales for the nine months ended May 31, 2018 were $141.9 million compared with $129.3 million in the prior year period. Net sales increased 11.5% excluding the unfavorable impact of foreign currency translation, compared with the prior year period primarily due to volume growth of 4.1% in the Custom Concentrates & Services product family, specifically in the packaging market, and volume growth of 6.6% in the Performance Materials product family in the electrical & electronics market. In addition, sales increased as a result of increased price per pound in an effort to offset increased raw material prices.
LATAM gross profit was $28.4 million for the nine months ended May 31, 2018, a decrease of $0.5 million or 1.8% from the comparable period last year, primarily due to increased raw material costs and planned increase of production costs to meet additional customer demand in Performance Materials, partially offset by increased volumes and price per pound as noted above.
LATAM operating income for the nine months ended May 31, 2018 was $15.9 million, a decrease of $1.2 million or 6.9% compared with the same quarter of fiscal 2017. The decrease was primarily due to lower segment gross profit, as noted above and higher variable compensation expense.

	Three months ended May 31,
	2018	2017			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	53,063	46,633	6,430	13.8%
Net sales	$68,066	$53,228	$14,838	27.9%	$3,959	20.4%
Segment gross profit	$9,943	$9,155	$788	8.6%	$613	1.9%
Segment gross profit percentage	14.6%	17.2%
Segment operating income	$5,618	$5,260	$358	6.8%	$340	0.3%
Price per pound	$1.283	$1.141	$0.142	12.4%	$0.075	5.9%
Three months ended May 31, 2018
APAC net sales for the three months ended May 31, 2018 were $68.1 million, an increase of $14.8 million or 27.9% compared with the same prior year period. Excluding the favorable impact of foreign currency translation of $4.0 million, net sales increased 20.4%, primarily due to higher volumes in the Performance Materials product family in the mobility and electrical & electronics markets, and in the Custom Concentrates & Services product family in the personal care & hygiene market. In addition, sales increased as a result of increased price per pound related to the effort to offset increased raw material prices.
APAC gross profit for the three months ended May 31, 2018 was $9.9 million, an increase of $0.8 million compared with the prior year period. Excluding the favorable impact of foreign currency translation of $0.6 million, gross profit increased 1.9%, primarily due to sales and volume growth, as noted above, partially offset by increased raw material costs and higher production costs associated with recent capital investments.
APAC operating income for the three months ended May 31, 2018 was $5.6 million compared with $5.3 million in the prior year comparable quarter, an increase of 0.3% when excluding the impact of foreign currency translation. The increase in segment operating income was primarily due to the aforementioned increase in gross profit.

	Nine months ended May 31,
	2018	2017			Favorable (unfavorable)
APAC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	148,883	139,814	9,069	6.5%
Net sales	$185,614	$152,879	$32,735	21.4%	$8,033	16.2%
Segment gross profit	$28,776	$27,189	$1,587	5.8%	$1,277	1.1%
Segment gross profit percentage	15.5%	17.8%
Segment operating income	$16,063	$15,174	$889	5.9%	$677	1.4%
Price per pound	$1.247	$1.093	$0.154	14.1%	$0.054	9.1%
Nine months ended May 31, 2018
APAC net sales for the nine months ended May 31, 2018 were $185.6 million, an increase of $32.7 million or 21.4% compared with the same prior year period. Excluding the favorable impact of foreign currency translation of $8.0 million, net sales increased 16.2%, primarily due to higher volumes in the Performance Materials product family in the mobility and electrical & electronics markets and in the Custom Concentrates & Services product family in the personal care & hygiene market. In addition, sales increased as a result of increased price per pound related to the effort to offset increased raw material prices.
APAC gross profit for the nine months ended May 31, 2018 was $28.8 million, an increase of $1.6 million compared with the prior year period, or an increase of 1.1% when excluding the favorable impact of foreign currency translation. Segment gross profit benefited from increased sales, as noted above, partially offset by increased raw material costs.
APAC operating income for the nine months ended May 31, 2018 was $16.1 million compared with $15.2 million in the prior year comparable period, or an increase of 1.4% when excluding the favorable impact of foreign currency translation. The increase in segment operating income was primarily due to the aforementioned increase in gross profit partially offset by increased employment expenses.

	Three months ended May 31,
	2018	2017			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	45,925	46,917	(992)	(2.1)%
Net sales	$60,270	$59,252	$1,018	1.7%	$518	0.8%
Segment gross profit	$13,471	$15,331	$(1,860)	(12.1)%	$33	(12.3)%
Segment gross profit percentage	22.4%	25.9%
Segment operating income	$5,010	$6,759	$(1,749)	(25.9)%	$(24)	(25.5)%
Price per pound	$1.312	$1.263	$0.049	3.9%	$0.011	3.0%
Three months ended May 31, 2018
EC net sales for the three months ended May 31, 2018 were $60.3 million, an increase of $1.0 million or 1.7% over the prior year comparable period. Excluding the favorable currency translation of $0.5 million, net sales increased 0.8%.
EC gross profit for the three months ended May 31, 2018 was $13.5 million, a decrease of $1.9 million compared to the prior year period, primarily due to increased raw material and production costs as well as a lower mix of specialized product sales in the sports, leisure & home market.
EC operating income for the three months ended May 31, 2018 was $5.0 million, a decrease of $1.7 million over the prior year. The decrease in segment operating income was primarily due to decreased gross profit, as noted above.

	Nine months ended May 31,
	2018	2017			Favorable (unfavorable)
EC			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	134,820	132,678	2,142	1.6%
Net sales	$175,269	$165,091	$10,178	6.2%	$1,773	5.1%
Segment gross profit	$41,095	$42,130	$(1,035)	(2.5)%	$222	(3.0)%
Segment gross profit percentage	23.4%	25.5%
Segment operating income	$14,534	$15,981	$(1,447)	(9.1)%	$12	(9.1)%
Price per pound	$1.300	$1.244	$0.056	4.5%	$0.013	3.5%
Nine months ended May 31, 2018
EC net sales for the nine months ended May 31, 2018 were $175.3 million, an increase of $10.2 million or 6.2% over the prior year comparable period. Excluding the favorable currency translation of $1.8 million, net sales increased 5.1%, primarily due to a higher mix of specialized product sales in the oil & gas and mobility markets and increased volumes in the electrical & electronics market.
EC gross profit for the nine months ended May 31, 2018 was $41.1 million, a decrease of $1.0 million compared to the prior year period, primarily due to increased raw material and production costs.
EC operating income for the nine months ended May 31, 2018 was $14.5 million, a decrease of $1.4 million over the prior year. The decrease in segment operating income was primarily due to the decrease in gross profit, as noted above.

	Three months ended May 31,
	2018	2017			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	630,910	631,738	(828)	(0.1)%
Net sales	$722,240	$645,795	$76,445	11.8%	$38,833	5.8%
Operating income (loss)	$20,955	$32,222	$(11,267)	(35.0)%	$2,600	(43.0)%
Operating income before certain items*	$30,270	$37,121	$(6,851)	(18.5)%	$2,524	(25.3)%
Price per pound	$1.145	$1.022	$0.123	12.0%	$0.062	6.0%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

The following table is a reconciliation of operating income (loss) to operating income before certain items:

	Three months ended May 31,
	2018	2017
	(In thousands)
Operating income (loss)	$20,955	$32,222
Costs related to Merger and integrations (1)	2,120	—
Restructuring, strategic and related costs (2)	3,655	2,932
Accelerated depreciation	—	237
Lucent costs (3)	3,540	1,730
Operating income before certain items	$30,270	$37,121
(1) Refer to Note 1 of this Form 10-Q for details relating to the Merger.
(2) Restructuring expenses included in restructuring expense in the Company’s statements of operations for the three months ended May 31, 2018 and 2017 of $0.1 million and $0.9 million, respectively, include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs. Restructuring related and strategic costs for the three months ended May 31, 2018 and 2017 of $3.6 million and $2.0 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization.
(3) Refer to Note 13 of this Form 10-Q for details regarding Lucent costs.
Three months ended May 31, 2018
Consolidated net sales for the three months ended May 31, 2018 were $722.2 million compared with $645.8 million for the prior period. Excluding the favorable impact of foreign currency of $38.8 million, net sales increased by 5.8% with positive contributions from almost all segments primarily due to improved mix and efforts to offset increased raw material prices.
Operating income for the three months ended May 31, 2018 was $21.0 million compared to $32.2 million for the prior period, a decrease of 35.0%, or 43.0% excluding the favorable impact of foreign currency translation. This decrease was primarily due to the increased raw material prices and freight costs and SG&A expenses related to the LYB Merger transaction, Lucent Matter litigation costs and the purchase commitment exposure with the NSSPC joint venture. Total operating income before certain items for the three months ended May 31, 2018 was $30.3 million, a decrease of $6.9 million compared with the same prior year period. The decrease in total operating income before certain items was primarily due to decreased gross profit in EMEA and EC, partially offset by the favorable impact of foreign currency translation of $2.5 million.
The Company’s SG&A expenses for the three months ended May 31, 2018 were $76.4 million compared with $65.3 million in the prior year period. The Company’s SG&A expenses, excluding certain items, increased by $5.7 million for the three months ended May 31, 2018 compared with the same prior year period, primarily attributable to the unfavorable impact of foreign currency translation of $2.9 million and higher variable compensation expense of $3.1 million, partially offset by the benefit from cost savings initiatives. Certain items excluded from SG&A expenses consist of $9.1 million of expense primarily related to LYB

Merger transaction and legal costs, restructuring, strategic and related costs, and Lucent Matter litigation costs for the three months ended May 31, 2018 and $3.6 million of expense primarily related to restructuring and related costs, and Lucent costs for the prior period.

	Nine months ended May 31,
	2018	2017			Favorable (unfavorable)
Consolidated			Increase (decrease)		FX Impact	Excluding FX
	(In thousands, except for %’s and per pound data)
Pounds sold	1,815,225	1,815,810	(585)	—%
Net sales	$2,046,961	$1,814,473	$232,488	12.8%	$103,169	7.1%
Operating income (loss)	$66,738	$72,659	$(5,921)	(8.1)%	$3,761	(13.3)%
Operating income before certain items*	$92,465	$99,509	$(7,044)	(7.1)%	$6,707	(13.8)%
Price per pound	$1.128	$0.999	$0.129	12.9%	$0.057	7.2%
* Operating income before certain items is a non-GAAP measurement. For a reconciliation of operating income (loss) to operating income before certain items refer to the table below.

	Nine months ended May 31,
	2018	2017
	(In thousands)
Operating income (loss)	$66,738	$72,659
Costs related to Merger and integrations (1)	7,169	605
Restructuring, strategic, and related costs (2)	11,766	21,176
Accelerated depreciation	235	1,060
Lucent costs (3)	9,634	3,135
Asset impairment	—	678
(Gain) loss on sale of assets	(3,077)	—
CEO transition costs	—	196
Operating income before certain items	$92,465	$99,509
(1) Refer to Note 1 of this Form 10-Q for details relating to the Merger.
(2) Restructuring expenses included in restructuring expense in the Company’s statements of operations for the nine months ended May 31, 2018 and 2017 of $0.7 million and $12.4 million, respectively, include costs permitted under ASC 420, Exit or Disposal Obligations, such as severance costs, outplacement services and contract termination costs. Strategic and Restructuring related costs for the nine months ended May 31, 2018 and 2017 of $11.1 million and $8.8 million, respectively, primarily included in selling, general and administrative expenses in the Company’s statements of operations, are costs associated with professional fees for outside strategic consultants regarding actions to improve the profitability of the organization and efficiency of its operations, costs associated with reorganizations of the legal entity structure of the Company, and costs associated with new software implementation that are not eligible for capitalization.
(3) Refer to Note 13 of this Form 10-Q for details regarding Lucent costs.
Nine months ended May 31, 2018
Consolidated net sales for the nine months ended May 31, 2018 were $2,047.0 million compared with $1,814.5 million for the prior period. Excluding the favorable impact of foreign currency of $103.2 million, net sales increased by 7.1% with positive contributions from all segments primarily due to improved mix and efforts to offset increased raw material prices.
Operating income for the nine months ended May 31, 2018 was $66.7 million compared to $72.7 million for the prior period, a decrease of 8.1%, or 13.3% excluding the favorable impact of foreign currency translation. This decrease was primarily due to the increased raw material prices and freight costs and SG&A expenses related to the LYB Merger transaction, Lucent Matter litigation costs and the purchase commitment exposure with the NSSPC joint venture. Total operating income before certain items for the nine months ended May 31, 2018 was $92.5 million, a decrease of $7.0 million compared with the same prior year period. The decrease in total operating income before certain items was primarily due to decreased EMEA and EC gross profit partially offset by the favorable impact of foreign currency translation of $6.7 million.

The Company’s SG&A expenses for the nine months ended May 31, 2018 were $229.9 million compared with $203.6 million in the prior year period. The Company’s SG&A expenses, excluding certain items, increased by $10.7 million for the nine months ended May 31, 2018 compared with the same prior year period, primarily attributable to the unfavorable impact of foreign currency translation of $8.3 million and higher variable compensation expense of $5.7 million, partially offset by the benefit from cost savings initiatives. Certain items excluded from SG&A expenses consist of $27.8 million of expense primarily related to LYB Merger transaction and legal costs, restructuring, strategic and related costs, and Lucent Matter litigation costs for the nine months ended May 31, 2018 and $11.4 million of expense primarily related to restructuring and related costs, and Lucent costs for the prior period.
Product Families

Globally, the Company operates in three product families: Engineered Composites, Custom Concentrates and Services, and Performance Materials. The amount and percentage of consolidated net sales for these product families are as follows:

	Three months ended May 31,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$60,270	8%	$59,252	9%
Custom Concentrates and Services	337,645	46	296,917	46
Performance Materials	324,325	46	289,626	45
Total consolidated net sales	$722,240	100%	$645,795	100%

	Nine months ended May 31,
	2018		2017
	(In thousands, except for %'s)
Engineered Composites	$175,269	9%	$165,091	9%
Custom Concentrates and Services	963,298	47	832,424	46
Performance Materials	908,394	44	816,958	45
Total consolidated net sales	$2,046,961	100%	$1,814,473	100%
Income Tax
The effective tax rate was 14.3% and (1.9)% for the three and nine months ended May 31, 2018, respectively, and 18.7% and 24.9% for the three and nine months ended May 31, 2017, respectively. The decrease in the effective tax rate as compared with the same period last year is primarily related to the impacts of the recently enacted Tax Cuts and Jobs Act and higher uncertain tax positions recorded in the prior year.
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
As of June 1, 2017, the Company's annual goodwill impairment test date for fiscal 2017, goodwill exists in two reporting units in EMEA (Custom Concentrates & Solutions and Performance Materials), two reporting units in USCAN (Custom Concentrates & Solutions and Performance Materials), one reporting unit in LATAM (Custom Concentrates & Solutions), two reporting units in APAC (Custom Concentrates & Solutions and Performance Materials) and one global reporting unit for Engineered Composites. Based on this analysis, management concluded that as of June 1, 2017, there were no indicators of impairment to goodwill. Management also concluded, based on the quantitative fair value measurements performed, that as of June 1, 2017, the fair values of the USCAN Performance Materials reporting unit exceeded its carrying value by 5%.
If circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company would test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, and significant under-performance relative to historical or projected future operating results. While certain reporting units had fiscal 2018 results that were slightly below expectations, no such indicators of impairment exist as of May 31, 2018 given the short-term nature of the performance trends and the June 1, 2017 fair values exceeding carrying values.

In the third quarter of fiscal year 2018, the Company’s USCAN Performance Materials reporting unit results were lower than expectations due to decreased customer demand. We are in the normal process of preparing our annual long-term budget and strategic plan. We use the targets, resource allocations, and strategic decisions made in this process as the inputs for the associated cash flows based on the long-term financial forecast and valuations in our annual impairment test. Given the USCAN Performance Materials' recent financial performance and the fair value exceeding its carrying value by 5% as of June 1, 2017, the reporting unit is at an elevated risk of impairment. The Company will continue to monitor this reporting unit's short-term financial results to determine if they are indicative of long-term trends. As of May 31, 2018, the USCAN Performance Materials reporting unit had $47.1 million of goodwill.

Liquidity and Capital Resources
Net cash provided from operations was $33.4 million for the nine months ended May 31, 2018, compared to $73.6 million for the nine months ended May 31, 2017. This decrease of $40.2 million compared to the prior year period is driven by higher levels of working capital in the current period, which is discussed further below. The Company’s cash, cash equivalents and restricted cash decreased $2.0 million from August 31, 2017. This decrease was driven primarily by capital expenditures of $20.8 million and dividend payments of $23.9 million, mostly offset by operating cash flow of $33.4 million, net borrowings of $1.2 million and proceeds from asset sales of $6.5 million.
The Company’s working capital days are summarized as follows:

	May 31, 2018	August 31, 2017	May 31, 2017
Days in receivables	55	57	57
Days in inventory	45	47	50
Days in payables	57	59	64
Total working capital days	43	45	43

The following table summarizes certain key balances on the Company’s consolidated balance sheets and related metrics:

	May 31, 2018	August 31, 2017	$ Change	% Change
	(In thousands, except for %’s)
Cash, cash equivalents, and restricted cash	$52,002	$54,019	$(2,017)	(3.7)%
Working capital, excluding cash and assets held for sale	$295,440	$257,165	$38,275	14.9%
Long-term debt	$897,243	$885,178	$12,065	1.4%
Total debt	$918,448	$917,191	$1,257	0.1%
Net debt (1)	$866,446	$863,172	$3,274	0.4%
Total A. Schulman, Inc. stockholders’ equity	$192,971	$197,018	$(4,047)	(2.1)%
(1) Net debt, a non-GAAP financial measure, represents total debt less cash, cash equivalents and restricted cash. The Company believes that net debt provides useful supplemental liquidity information to investors.
As of May 31, 2018 and August 31, 2017, the Company held 98% and 95% of the Company's cash and cash equivalents at its foreign subsidiaries, respectively. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support continued growth plans outside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of foreign operations. From time to time, we repatriate cash from foreign subsidiaries to the U.S. through intercompany dividends for normal operating needs and service of outstanding debt. These dividends are paid out of current year earnings. The Company has assessed their permanent reinvestment assertion as a result of U.S. Tax Reform and we continue to remain permanently reinvested. A significant portion of our cash and cash equivalents are in the Company’s bank accounts that are part of the Company's established global cash pooling system. In addition, excess cash in the U.S. and EMEA is generally used to repay outstanding debt.
Working capital, excluding cash and assets held for sale, was $295.4 million as of May 31, 2018, an increase of $38.3 million from August 31, 2017. Increases in accounts receivable and inventory were partially offset by an increase in accounts payable. Accounts receivable and inventory increases are primarily driven by higher raw material prices and inventory build. Additionally, foreign currency translation decreased working capital by $6.9 million.
Capital expenditures for the nine months ended May 31, 2018 were $20.8 million compared with $30.7 million last year. Capital expenditures for both periods primarily relate to the Company's continued regular and ongoing investments in its global manufacturing facilities and technical innovation centers.
Below summarizes the Company’s available funds:

	May 31, 2018	August 31, 2017
	(In thousands)
Existing capacity:
Revolving Facility	$300,000	$300,000
Foreign short-term lines of credit	24,755	30,890
Total capacity from credit lines	$324,755	$330,890
Availability:
Revolving Facility	$216,049	$242,040
Foreign short-term lines of credit	23,044	14,660
Total available funds from credit lines	$239,093	$256,700
Total available funds from credit lines represents the total capacity from credit lines less outstanding borrowings of $78.4 million and $67.4 million as of May 31, 2018 and August 31, 2017, respectively, and issued letters of credit of $7.2 million and $6.8 million as of May 31, 2018 and August 31, 2017, respectively.
During the three and nine months ended May 31, 2018, the Company declared and paid quarterly cash dividends of $15.00 and $45.00, respectively, per share to special stockholders. The total amount of these dividends was $1.8 million and $5.6 million, respectively. During the three and nine months ended May 31, 2018, the Company declared and paid quarterly cash dividends of $0.205 and $0.615 per share to common stockholders, respectively. The total amount of these dividends was $6.1 million and $18.3 million, respectively.
The Company has foreign currency exposures primarily related to the Euro, British pound sterling, Polish zloty, Mexican peso, Brazilian real, and Argentine peso, among others. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates. The resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) account in stockholders’ equity. Accumulated other comprehensive income decreased by $7.5 million during the nine months ended May 31, 2018 primarily due to the weakening of the U.S. dollar against various foreign currencies. Income statement items are translated at average exchange rates prevailing during the period.
Cash flow from operations, borrowing capacity under the credit facilities and cash and cash equivalents are expected to provide sufficient liquidity to maintain and grow the Company’s current operations and capital expenditure requirements, pay dividends, and reduce outstanding debt.
Contractual Obligations
As of May 31, 2018, there were no material changes to the Company’s future contractual obligations as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of May 31, 2018.
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

•
failure of counterparties to perform under the terms and conditions of contractual arrangements, including suppliers, customers, buyers and sellers of a business and other third parties with which the Company contracts; and

•
the announcement and pendency of the LyondellBasell merger could have an adverse effect on our business, including: (i) risks arising from the effect thereof on our business relationships (including employees, customers and suppliers), operating results, business generally, and the diversion of management’s attention from our ongoing business operations, (ii) risks of failing to consummate the merger in a timely manner, if at all; (iii) and risks related to obtaining the requisite consents to the merger including, without limitation, the timing (including possible delays) and receipt of regulatory clearance and CFIUS approval from governmental authorities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental authority may deny or delay any such approval; (iv) the risk that there is no guaranty that any proceeds will be paid to stockholders pursuant to the form of CVR agreement; (v) the risk that the merger agreement may be terminated in certain circumstances that require the Company to pay LyondellBasell a termination fee of $50 million; (vi) the conditions of the capital markets during the period covered by the forward-looking statements; (vii) risks that the proposed merger disrupts our current plans and operations or affects our ability to retain or recruit key employees; (viii) the amount of the costs, fees, expenses and charges related to the merger agreement or the merger; (ix) risk that the Company's stock price may decline significantly if the merger is not completed; (x) risks related to other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development; (xi) the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against the Company and others; and (xii) the fact that the Company’s stockholders would forgo the opportunity to realize the potential long-term value of the successful execution of the Company’s current strategy as an independent company.

The risks and uncertainties identified above are not the only risks the Company faces. Additional risk factors that could affect the Company’s performance are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.
Other risks associated with the proposed merger are more fully discussed in the proxy statement, dated May 11, 2018, that the Company filed with the SEC in connection with the proposed transaction. The list of factors presented here is, and the list of factors presented in the proxy statement should not be considered to be a complete statement of all potential risks and uncertainties. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations. The Company is under no obligation, and expressly disclaims any obligation, to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. Persons reading this communication are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
During the nine months ended May 31, 2018, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2017.
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

Completion of the Merger with LyondellBasell is subject to several conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including certain regulatory approvals. If the Merger is not completed, the share price of Company Common Stock will drop to the extent that the current market price of Company Common Stock reflects an assumption that a transaction will be completed. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including a permitted change in the recommendation of the Company’s Board of Directors of or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, the Company will pay LYB a cash termination fee of $50.0 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse impact in our relationships with employees, distributors or suppliers could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
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

10.1 *
Amendment of Employment Agreement entered into March 27, 2018 by and between A. Schulman, Inc. and Joseph M. Gingo (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2018).

10.2*
Form of Amendment of Change-in-Control Agreement with Executive Officers (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2018).

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

Date:	June 28, 2018